Form 10-Q
period 2013-06-30
Frank's International N.V.
filed 2013-09-18
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from    ______    to    ______
Commission file number 001-36053

Frank’s International N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	98-1107145
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

Prins Bernhardplein 200
1097 JB Amsterdam, The Netherlands	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +31 (0)20 52 14 777
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
As of September 17, 2013, there were 153,524,000 shares of common stock, €0.01 par value per share, outstanding.

TABLE OF CONTENTS
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Combined Balance Sheets at June 30, 2013 and December 31, 2012	3
	Combined Statements of Income for the Three and Six Months
	Ended June 30, 2013 and 2012	4
	Combined Statements of Comprehensive Income for the Three and Six Months
	Ended June 30, 2013 and 2012	5
	Combined Statements of Stockholders' Equity for the Six Months
	Ended June 30, 2013	6
	Combined Statements of Cash Flows for the Six Months
	Ended June 30, 2013 and 2012	7
	Notes to the Combined Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities	32

Item 6.	Exhibits	32

Signatures		35

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK'S INTERNATIONAL N.V.
COMBINED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$106,007	$152,945
Accounts receivables, net	354,964	313,657
Inventories	143,667	108,543
Other current assets	18,818	16,632
Total current assets	623,456	591,777

Property, plant and equipment, net	471,268	426,500

Goodwill	13,742	15,239
Intangible assets, net	1,409	1,832
Other assets	77,949	72,613
Total assets	$1,187,824	$1,107,961

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and capital lease obligation	$1,856	$6,317
Current portion of notes payable - affiliated	323,491	323,476
Accounts payable	17,808	19,377
Deferred revenue	59,975	23,172
Accrued and other current liabilities	98,342	104,627
Total current liabilities	501,472	476,969

Long-term debt:
Long-term debt and capital lease obligation	1,034	1,051
Notes payable - affiliated	96,847	145,792
Total long-term debt	97,881	146,843

Deferred tax liabilities	5,003	6,575
Other non-current liabilities	34,584	30,586
Total liabilities	638,940	660,973

Commitments and contingencies	—	—

Stockholders' equity
Common stock	1,524	1,524
Additional paid-in capital	688	688
Retained earnings	549,947	440,399
Accumulated other comprehensive income (loss)	(3,275)	4,377
Total stockholders' equity	548,884	446,988
Total liabilities and stockholders' equity	$1,187,824	$1,107,961

The accompanying notes are an integral part of these combined financial statements.

FRANK'S INTERNATIONAL N.V.
COMBINED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Equipment rentals and services	$234,649	$217,641	$440,513	$421,370
Products	58,326	45,048	85,035	76,413
Total revenue	292,975	262,689	525,548	497,783

Operating expenses:
Cost of revenues, exclusive of depreciation
and amortization
Equipment rentals and services	85,895	75,808	161,172	147,974
Products	32,226	28,015	48,619	50,304
General and administrative expenses	51,987	46,115	95,912	87,481
Depreciation and amortization	19,013	16,330	36,706	31,653
(Gain) loss on sale of assets	(79)	(90)	(56)	105
Operating income	103,933	96,511	183,195	180,266

Other income (expense):
Other income	5,280	2,757	7,407	3,427
Interest income (expense), net	(461)	(66)	(663)	193
Foreign currency gain (loss)	(1,688)	(2,288)	(5,275)	338
Total other income (expense)	3,131	403	1,469	3,958
Income from continuing operations before
income tax expense	107,064	96,914	184,664	184,224
Income tax expense	6,081	7,719	12,384	15,394

Income from continuing operations	100,983	89,195	172,280	168,830
Income from discontinued operations	40,887	1,719	42,635	4,339

Net income	$141,870	$90,914	$214,915	$173,169

Earnings per share - basic and diluted:
Continuing operations	$0.85	$0.75	$1.45	$1.42
Discontinued operations	0.34	0.01	0.36	0.03
Total	$1.19	$0.76	$1.81	$1.45

Weighted average common shares outstanding:
Basic and diluted	119,024	119,024	119,024	119,024

The accompanying notes are an integral part of these combined financial statements.

FRANK'S INTERNATIONAL N.V.
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$141,870	$90,914	$214,915	$173,169
Other comprehensive income (loss):
Foreign currency translation
adjustments, net of tax	(3,056)	(2,191)	(7,332)	(1,531)
Unrealized gain (loss) on marketable
securities, net of tax	(513)	(2)	(320)	36
Total other comprehensive loss	(3,569)	(2,193)	(7,652)	(1,495)
Comprehensive income	$138,301	$88,721	$207,263	$171,674

The accompanying notes are an integral part of these combined financial statements.

FRANK'S INTERNATIONAL N.V.
COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Equity

Balances at December 31, 2012	119,024	$1,524	$688	$440,399	$4,377	$446,988
Net income	—	—	—	214,915	—	214,915
Foreign currency translation
adjustments	—	—	—	—	(7,332)	(7,332)
Unrealized loss on marketable
securities	—	—	—	—	(320)	(320)
Distributions to stockholders	—	—	—	(105,367)	—	(105,367)
Balances at June 30, 2013	119,024	$1,524	$688	$549,947	$(3,275)	$548,884

The accompanying notes are an integral part of these combined financial statements.

FRANK'S INTERNATIONAL N.V.
COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income	$214,915	$173,169
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	36,851	31,856
Venezuelan currency devaluation charge	1,755	—
Deferred tax provision	(1,201)	(197)
Provision for (recovery of) bad debts	3,757	(430)
(Gain) loss on sale of assets	(39,686)	105
Changes in fair value of marketable securities	(1,289)	(849)
Increase in value of life insurance policies	(815)	—
Changes in operating assets and liabilities
Accounts receivable	(58,599)	(66,277)
Inventories	(40,356)	(10,772)
Other current assets	(2,095)	2,992
Other assets	(566)	(120)
Accounts payable	(1,041)	12,882
Accrued expenses and other current liabilities	(2,477)	2,189
Deferred revenue	36,803	(1,555)
Other noncurrent liabilities	3,998	2,772
Net cash provided by operating activities	149,954	145,765

Cash flows from investing activities
Purchase of property, plant and equipment	(87,468)	(95,542)
Proceeds from sale of assets and equipment	50,253	196
Purchase of marketable securities	(1,024)	(1,599)
Premiums on life insurance policies	(2,366)	(2,589)
Other	—	(41)
Net cash used in investing activities	(40,605)	(99,575)

Cash flows from financing activities
Repayments of borrowings	(53,404)	(2,710)
Proceeds from borrowings	—	10,000
Distributions to stockholders	(105,367)	(53,784)
Net cash used in financing activities	(158,771)	(46,494)
Effect of exchange rate changes on cash due to Venezuelan devaluation	575	—
Effect of exchange rate changes on cash	1,909	(402)
Net decrease in cash	(46,938)	(706)
Cash and cash equivalents at beginning of period	152,945	98,649
Cash and cash equivalents at end of period	$106,007	$97,943

The accompanying notes are an integral part of these combined financial statements.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

Note 1—Basis of Presentation and Significant Accounting Policies

Nature of Business

Frank’s International is a global provider of highly engineered tubular services to the oil and gas industry. Frank’s International provides services to leading exploration and production companies in both offshore and onshore environments with a focus on complex and technically demanding wells.

Basis of Presentation

The combined financial statements for the three and six months ended June 30, 2013 and 2012 include the activities of Frank’s International N.V. (“FINV”), a limited liability company organized under the laws of The Netherlands, Frank’s International, Inc. (“FII”), Frank’s Casing Crew and Rental Tools, Inc. (“FCC”), Frank’s Tong Service, Inc. (“FTS”) and their wholly owned subsidiaries (collectively, the “Company,” “we,” “us” and “our”). The historical financial position and results of operations of FINV, FII, FCC and FTS have been combined because the entities are under common control of the Mosing family. All intercompany accounts and transactions have been eliminated for purposes of preparing these combined financial statements.

Certain information and footnote disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with the information contained in our final prospectus dated August 8, 2013 (the “Prospectus”) filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2013. In the opinion of management, these financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments that were necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year.

The combined financial statements have been prepared on a historical cost basis using the United States dollar as the reporting currency.

Initial Public Offering

We completed our initial public offering (“IPO”) on August 14, 2013. We sold 34,500,000 shares of common stock, including 4,500,000 shares of common stock pursuant to the underwriters' option to purchase additional shares, at an offering price of $22.00 per share. After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of approximately $711.9 million. We used a portion of the proceeds from our IPO to repay in full the outstanding notes payable to FWW B.V. (“FWW”) and expect to use the remainder for general corporate purposes. For a more detailed description of the reorganization in connection with our IPO, please see Note 14 - Subsequent Events.

Earnings Per Share

As discussed in Note 14 - Subsequent Events, prior to the completion of our IPO, we completed a recapitalization whereby 70,928,000 shares of our common stock were issued to FWW resulting in a total of 119,024,000 shares outstanding. This transaction is treated as a stock split for accounting purposes and all share and per share data is presented as if the issuance occurred at the beginning of all periods presented.

The 119,024,000 shares of common stock outstanding does not give effect to (i) 34,500,000 shares of common stock that were issued to the public in our IPO or (ii) restricted stock units representing approximately 3,500,000 shares of common stock that were granted to our officers and employees in connection with the IPO.  In addition, following the reorganization, a portion of our consolidated net income will be attributable to Mosing Holdings, Inc.'s non-controlling interest in our subsidiary, Frank's International C.V. ("FICV"), which will reduce net income attributable to common stockholders.  Accordingly, our earnings per share presented in these financial statements is not reflective of our pro forma earnings per share after giving effect to the IPO and the reorganization for the same period.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

Venezuelan Currency Devaluation

In February 2013, the Venezuelan government announced a devaluation of the Bolivar Fuerte ("Bolivar"), resulting in the exchange rate declining from 4.3 to 6.3 Bolivars to the U.S. Dollar. As a result of the devaluation, we recorded a foreign currency loss of $1.8 million during the three months ended March 31, 2013, related to the remeasurement of the Bolivar denominated net monetary assets of our Venezuelan operations as of the date of the devaluation. In future periods, foreign exchange gains (losses) arising due to the appreciation (depreciation) of the Bolivar versus the U.S. Dollar will result in benefits (charges) to the statements of income based on the value of the Bolivar-denominated net monetary assets at the time when such exchange rate changes become effective.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”). This ASU requires entities to present separately, among other items, the amount of the change that is due to reclassifications, and the amount that is due to current period other comprehensive income. We adopted this guidance during the first quarter of 2013 and it did not have a material impact on our combined financial position, results of operations or cash flows as there are currently no items reclassified from AOCI.

Note 2—Discontinued Operations

On June 14, 2013, we sold a component of our Pipe and Products segment, which manufactured centralizers for sales to third parties, and recognized a gain on sale of $39.6 million which is included in income from discontinued operations on the combined statements of income. As a result, for the three and six months ended June 30, 2013 and 2012, the operations from that component have been reported as discontinued operations.

The following table presents the results of discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$3,366	$4,456	$7,554	$9,889

Income from discontinued operations	$1,288	$1,770	$3,036	$4,402
Gain on sale of discontinued operations	39,629	—	39,629	—
Income from discontinued operations
before income taxes	40,917	1,770	42,665	4,402
Income tax expense	30	51	30	63

Net income from discontinued operations	$40,887	$1,719	$42,635	$4,339

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

The major classes of assets and liabilities as of June 14, 2013, which were included in the disposition were as follows (in thousands):

Accounts receivable, net	$1,968
Inventory	4,905
Prepaid and other current assets	53
Property, plant and equipment	2,260
Goodwill	1,497
Total assets	$10,683

Total liabilities	$312

Cash flows from discontinued operations are included with cash flows from continuing operations in the combined statements of cash flows for the six months ended June 30, 2013 and 2012.

Note 3—Accounts Receivable, net

Accounts receivable at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012
Trade accounts receivable, net of allowance
of $4,887 and $1,697, respectively	$215,184	$188,095
Unbilled receivables	122,776	108,713
Affiliated (1)	5,581	4,551
Other receivables	11,423	12,298
Total accounts receivable	$354,964	$313,657

(1)Amounts represent expenditures on behalf of non-consolidated affiliates.

Note 4—Inventories

Inventories at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012

Pipe and connectors	$124,402	$87,083
Finished goods	8,647	6,985
Work in progress	—	2,411
Raw materials, components and supplies	10,618	12,064
Total inventories	$143,667	$108,543

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

Note 5—Property, Plant and Equipment

The following is a summary of property, plant and equipment at June 30, 2013 and December 31, 2012 (in thousands):

	Estimated Useful Lives in Years	June 30, 2013	December 31, 2012

Land	—	$20,651	21,344
Buildings and improvements	39	78,403	82,005
Rental machinery and equipment	7	614,006	563,368
Machinery and equipment - other	7	47,734	43,086
Furniture, fixtures and computers	5	17,404	16,707
Automobiles and other vehicles	5	34,462	33,940
Aircraft	7	21,541	21,541
Leasehold improvements	7	5,115	4,843
Construction in progress - machinery
and equipment	—	81,301	62,122
		920,617	848,956
Less: Accumulated depreciation		(449,349)	(422,456)
Total property, plant and equipment, net		$471,268	$426,500

Note 6—Other Assets

Other assets at June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30, 2013	December 31, 2012

Split-dollar life insurance	$21,173	$18,799
Marketable securities held in Rabbi Trust (1)	38,793	36,479
Notes receivable - affiliates (2)	7,382	6,939
Other	10,601	10,396
Total other assets	$77,949	$72,613

(1)	See Note 9 – Fair Value Measurements

(2)	Represents amounts due from family members related to split-dollar life insurance policy premiums that we maintain.

Note 7—Accrued and Other Current Liabilities

Accrued and other current liabilities at June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30, 2013	December 31, 2012

Accrued compensation	$24,573	$23,978
Accrued property and other taxes	24,648	23,847
Accrued inventory	10,797	17,273
Other accrued purchases	38,324	39,529
Total accrued and other current liabilities	$98,342	$104,627

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

Note 8—Long-term Debt

The following is summary of long-term debt at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012

Lines of credit	$1,000	$2,000
Notes payable	1,097	4,464
Equipment financing	724	818
Other	69	86
	2,890	7,368
Less: current portion	(1,856)	(6,317)
Long-term portion	1,034	1,051

Notes payable - affiliated	420,338	469,268
Less: current portion	(323,491)	(323,476)
Long-term portion	96,847	145,792

Total long-term debt	$97,881	$146,843

Lines of Credit

At June 30, 2013, we had two revolving credit facilities, with available borrowing capacities of $40.0 million and $5.0 million, which were scheduled to mature on August 31, 2014 and February 19, 2016, respectively. Interest was paid monthly on the unpaid balance of the $40.0 million line of credit at the London Interbank Offering Rate plus approximately 2.5% per annum. Interest was paid on the unpaid balance of the $5.0 million line of credit at the prime rate, which equated to 4.5% with the applicable margin included. The aggregate outstanding balance under the credit facilities was $1.0 million and $2.0 million as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, we were in compliance with all financial covenants under the revolving credit facilities. In addition, we had outstanding letters of credit of $5.3 million as of June 30, 2013. In connection with the completion of our IPO, these credit facilities were repaid in full and terminated.

Notes Payable

We had various notes payable totaling $0.8 million and $3.2 million at June 30, 2013 and December 31, 2012, respectively. These notes mature in 2013 with interest rates of 3.0% per annum.

We have financed certain business acquisitions through financing agreements. At June 30, 2013 and December 31, 2012, the aggregate outstanding balance of the finance agreements was $0.4 million and $1.3 million, respectively, with interest rates ranging from 5% to 6% per annum. The finance agreements are due on demand and have maturity dates ranging from September 2016 to October 2018.

Equipment Financing

We have financed certain aircraft through credit agreements. The aggregate outstanding balance of these credit agreements was $0.7 million and $0.8 million at June 30, 2013 and December 31, 2012, respectively, with a fixed interest rate of 5.0% per annum payable monthly. The credit agreements mature in August 2013. The notes are secured by the aircraft.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

Notes Payable - Affiliated

In 2012, we made a non-cash distribution of $484.0 million to our owners in the form of two unsecured promissory notes payable to FWW. Interest was charged on the notes at the applicable short-term monthly applicable federal rate as published by the Internal Revenue Service. As of June 30, 2013 and December 31, 2012, $320.0 million was included in current portion of notes payable – affiliates because it was due on demand and $95.3 million and $144.0 million, respectively, was included in notes payable – affiliated on the combined balance sheets. In connection with the completion of our IPO, the notes to FWW were repaid in full. We also had various notes payable – affiliated of $5.0 million and $5.3 million at June 30, 2013 and December 31, 2012, respectively.

Note 9—Fair Value Measurements

We follow fair value measurement authoritative accounting guidance for measuring fair values of assets and liabilities in financial statements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants who are independent, knowledgeable and willing and able to transact would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. We are able to classify fair value balances based on the observability of these inputs. The authoritative guidance for fair value measurements establishes three levels of the fair value hierarchy, defined as follows:

•	Level 1: Unadjusted, quoted prices for identical assets or liabilities in active markets.

•
Level 2: Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly for substantially the full term of the asset or liability.

•	Level 3: Significant, unobservable inputs for use when little or no market data exists, requiring a significant degree of judgment.

The hierarchy gives the highest priority to Level 1 measurements and the lowest priority to Level 3 measurements. Depending on the particular asset or liability, input availability can vary depending on factors such as product type, longevity of a product in the market and other particular transaction conditions. In some cases, certain inputs used to measure fair value may be categorized into different levels of the fair value hierarchy. For disclosure purposes under the accounting guidance, the lowest level that contains significant inputs used in valuation should be chosen.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

Financial Assets and Liabilities

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2013
Assets:
Investments available-for-sale:
Marketable securities - deferred
compensation plan	$38,793	$—	$—	$38,793
Marketable securities - other	3,397	—	—	3,397
Liabilities:
Marketable securities - deferred
compensation plan	34,250	—	—	34,250

December 31, 2012
Assets:
Investments available-for-sale:
Marketable securities - deferred
compensation plan	$36,479	$—	$—	$36,479
Marketable securities - other	3,717	—	—	3,717
Liabilities:
Marketable securities - deferred
compensation plan	30,143	—	—	30,143

Our investments associated with our deferred compensation plan consist of marketable securities and mutual funds that are publicly traded and for which market prices are readily available. Other marketable securities are included in other assets on the combined balance sheets.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We apply the provisions of the fair value measurement standard to our non-recurring, non-financial measurements including business combinations as well as impairment related to goodwill and other long-lived assets. For business combinations, the purchase price is allocated to the assets acquired and liabilities assumed based on a discounted cash flow model for most intangibles as well as market assumptions for the valuation of equipment and other fixed assets. We utilize a discounted cash flow model in evaluating impairment considerations related to goodwill and long-lived assets. Given the unobservable nature of the inputs, the discounted cash flow models are deemed to use Level 3 inputs. There were no non-recurring measurements during the interim periods presented.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

Fair Value of Long-Term Debt

The carrying values and fair values of our long-term debt at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Lines of credit	$1,000	$1,000	$1,000	$1,000
Capital lease obligations	34	34	51	51
	$1,034	$1,034	$1,051	$1,051

The carrying values on our combined balance sheet of our cash and cash equivalents, trade accounts receivable, other current assets, accounts payable and accrued and other current liabilities approximates fair values due to their short maturities; therefore, they are excluded from the foregoing table.

The carrying value of our lines of credit approximates fair value because of its variable rate structure. The fair value of the capital lease was estimated to not be materially different from the carrying amount.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. It is not practical to determine the fair value of the long-term portion of the notes payable to FWW due to their related-party nature. See Note 14 - Subsequent Events

Note 10—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease office space from an affiliated partnership. Rent expense related to these leases was $0.8 million for the three months ended June 30, 2013 and 2012, and $1.7 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively.

We had receivables totaling $6.1 million and $5.6 million at June 30, 2013 and December 31, 2012, respectively, due from our chief executive officer and certain members of the Mosing family, relating to amounts owed to us for split-dollar life insurance policy premiums that we previously maintained. The receivables are recorded in other assets on the combined balance sheets. The cash surrender value of $21.2 million and $18.8 million related to such policies is recorded in other assets as of June 30, 2013 and December 31, 2012, respectively. We recorded an unrealized gain of $0.8 million for the six months ended June 30, 2013 in general and administrative expenses on the combined statements of income related to the change in the cash surrender value of the policies.

In addition, we had two outstanding notes payable to FWW that were repaid in full in connection with the completion of our IPO. See Note 8 – Long-Term Debt.

Note 11—Income Taxes

As of June 30, 2013, there were no significant changes to our unrecognized tax benefits as reported in our audited financial statements for the year ended December 31, 2012.

Our effective tax rate on income from continuing operations before income taxes was 5.7% and 8.0% for the three months ended June 30, 2013 and 2012, respectively, and 6.7% and 8.4% for the six months ended June 30, 2013 and 2012, respectively. The tax rates for all periods is lower than the U.S. statutory income tax rate of 35% due to the Subchapter S status for our U.S. entities as well as lower statutory tax rates in certain foreign jurisdictions where we operate. A Subchapter S corporation is a flow through entity for U.S. federal income tax purposes and generally is not subject to a corporate level U.S. federal income tax.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

Note 12—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business. Management cannot predict the ultimate outcome of such lawsuits and claims. While the lawsuits and claims are asserted for amounts that may be material should an unfavorable outcome be the result, management does not expect that the currently pending matters will have a material adverse effect on our financial position or results of operations.

Note 13—Segment Information

Reporting Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. We are comprised of three reportable segments: International Services, U.S. Services and Pipe and Products.

The International Services segment provides tubular services in international offshore markets and in several onshore international regions. Our customers in these international markets are primarily large exploration and production companies, including blue-chip integrated oil and gas companies and national oil and gas companies.

The U.S. Services segment provides tubular running services in almost all of the active onshore oil and gas drilling regions in the U.S., including the Permian Basin, Bakken Shale, Barnett Shale, Eagleford Shale, Haynesville Shale, Marcellus Shale and Utica Shale, as well as in the U.S. Gulf of Mexico.

The Pipe and Products segment designs and manufactures certain products that we sell or rent directly to external customers, including large outside diameter ("OD") pipe connectors and casing attachments. Finally, we distribute large OD pipe manufactured by third parties that the Company has equipped with weld-on end connections.

The operating results of the Pipe and Products component that was sold in June 2013 have been accounted for as discontinued operations and have been excluded from the segment results below.

Adjusted EBITDA

We define Adjusted EBITDA as income from continuing operations before net interest income or expense, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss and other non-cash adjustments. Our CODM uses Adjusted EBITDA as the primary measure of segment reporting performance.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

The following table presents a reconciliation of Adjusted EBITDA to income from continuing operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Segment Adjusted EBITDA:
International Services	$54,423	$58,100	$104,382	$109,915
U.S. Services	59,486	47,425	102,279	92,035
Pipe and Products	14,054	10,060	20,555	13,587
Corporate and other	184	(77)	36	(86)
Adjusted EBITDA Total	128,147	115,508	227,252	215,451
Interest income (expense), net	(461)	(66)	(663)	193
Income tax expense	(6,081)	(7,719)	(12,384)	(15,394)
Depreciation and amortization	(19,013)	(16,330)	(36,706)	(31,653)
Gain (loss) on sale of assets	79	90	56	(105)
Foreign currency gain (loss)	(1,688)	(2,288)	(5,275)	338
Income from continuing operations	$100,983	$89,195	$172,280	$168,830

The following tables set forth certain financial information with respect to our reportable segments. Included in “Corporate and Other” are intersegment eliminations and costs associated with activities of a general nature (in thousands):

	International Services	U.S. Services	Pipe and Products	Corporate and Other	Total

Three Months Ended June 30, 2013
Revenue from external customers	$120,872	$115,612	$56,491	$—	$292,975
Inter-segment revenues	631	5,165	19,431	(25,227)	—
Adjusted EBITDA	54,423	59,486	14,054	184	128,147

Three Months Ended June 30, 2012
Revenue from external customers	$114,489	$106,482	$41,718	$—	$262,689
Inter-segment revenues	371	4,625	9,113	(14,109)	—
Adjusted EBITDA	58,100	47,425	10,060	(77)	115,508

Six Months Ended June 30, 2013
Revenue from external customers	$231,361	$213,169	$81,018	$—	$525,548
Inter-segment revenues	1,446	10,330	35,679	(47,455)	—
Adjusted EBITDA	104,382	102,279	20,555	36	227,252

Six Months Ended June 30, 2012
Revenue from external customers	$223,524	$203,302	$70,957	$—	$497,783
Inter-segment revenues	874	9,175	19,418	(29,467)	—
Adjusted EBITDA	109,915	92,035	13,587	(86)	215,451

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

Note 14—Subsequent Events

Prior to the completion of our IPO, we engaged in a corporate reorganization. On August 1, 2013, each of FII, FCC and FTS, subsidiaries of Mosing Holdings, Inc. (“Mosing Holdings”), converted from corporations to limited liability companies. On August 8, 2013, we issued 70,928,000 shares of our common stock to FWW and 52,976,000 shares of our Series A preferred stock, par value €0.01 per share (the “Preferred Stock”) to FICV. On August 14, 2013, prior to the completion of our IPO, Mosing Holdings contributed all of the outstanding membership interests in Frank's International, LLC, Frank's Casing Crew & Rental Tools, LLC and Frank's Tong Service, LLC, to FICV in exchange for 52,976,000 shares of Preferred Stock and a limited partnership interest in FICV. Following the Reorganization and the completion of the IPO, our sole material asset consists of our ownership of 74.2% of the limited partnership interest and 0.1% of the general partnership interest in FICV. Mosing Holdings holds the remaining 25.7% limited partnership interest in FICV. The above transactions are collectively referred to as the “Reorganization.”

We completed our IPO on August 14, 2013. We sold 34,500,000 shares of common stock, including 4,500,000 shares of common stock pursuant to the underwriters' option to purchase additional shares, at a price of $22.00 per share. After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of approximately $711.9 million. We used a portion of the proceeds from our IPO to repay in full the outstanding notes payable to FWW and we expect to use the remainder for general corporate purposes. Our common shares are listed on the New York Stock Exchange under the symbol "FI".

Immediately following the repayment of the notes payable to FWW, we terminated our $40.0 million and $5.0 million credit facilities and entered into a $100.0 million revolving credit facility that matures in August 2018 and a $100.0 million revolving credit facility that matures in August 2014, both of which are with third-party lenders.

In conjunction with our IPO, our supervisory board of directors approved the Frank’s International N.V. 2013 Long-Term Incentive Plan and the Frank’s International N.V. Employee Stock Purchase Plan.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals and our current expectations with respect to, among other things:

•	our business strategy and prospects for growth;

•	our cash flows and liquidity;

•	our financial strategy, budget, projections and operating results;

•	the amount, nature and timing of capital expenditures;

•	the availability and terms of capital;

•	competition and government regulations; and

•	general economic conditions.

Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	the level of activity in the oil and gas industry;

•	the volatility of oil and gas prices;

•	unique risks associated with our offshore operations;

•	political, economic and regulatory uncertainties in our international operations;

•	our ability to develop new technologies and products;

•	our ability to protect our intellectual property rights;

•	our ability to employ and retain skilled and qualified workers;

•	the level of competition in our industry;

•	operational safety laws and regulations; and

•	weather conditions and natural disasters

These and other important factors that could affect our operating results and performance are described in (1) “Risk Factors” in Part II, Item 1A of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and elsewhere within this Form 10-Q, (2) our final prospectus dated August 8, 2013 and filed with the SEC on August 9, 2013 (File No. 333-188536) (the “Prospectus”), (3) our other reports and filings we make with the SEC from time to time and (4) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited combined financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited combined financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2012 included in the Prospectus.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” of this Form
10-Q.

Overview of Business

We are a 75 year-old global provider of highly engineered tubular services to the oil and gas industry. We provide our services to leading exploration and production companies in both offshore and onshore environments, with a focus on complex and technically demanding wells.

We conduct our business through three operating segments:

•
International Services. We currently provide our services in approximately 60 countries on six continents. Our customers in these international markets are primarily large exploration and production companies, including integrated oil and gas companies and national oil and gas companies,.

•
U.S. Services. We service customers in the deep water areas of the U.S. Gulf of Mexico. In addition, we have a significant presence in almost all of the active onshore oil and gas drilling regions in the U.S., including the Permian Basin, Bakken Shale, Barnett Shale, Eagle Ford Shale, Haynesville Shale, Marcellus Shale and Utica Shale.

•
Pipe and Products. We also design and manufacture certain products that we sell or rent directly to external customers, including large outside diameter ("OD") pipe connectors and casing attachments. We also provide specialized fabrication and welding services in support of deep water projects in the U.S. Gulf of Mexico, including drilling and production risers, flowlines and pipeline end terminations, as well as long length tubulars (up to 300 feet in length) for use as caissons or pilings. Finally, we distribute large OD pipe manufactured by third parties.

How We Generate Our Revenue

A significant majority of our services revenues are derived primarily from two sources:

•	personnel rates for our specially trained employees who perform tubular services for our customers; and

•	rental rates for the suite of products and equipment that our employees use to perform tubular services.

In addition, our customers typically reimburse us for transportation costs that we incur in connection with transporting our products and equipment from our staging areas to the customers’ job sites.

In contrast, our Pipe and Products revenues are derived from sales of certain products, including large OD pipe connectors, casing attachments and large OD pipe manufactured by third parties, directly to external customers.

How We Evaluate Our Operations

We use a number of financial and operational measures to routinely analyze and evaluate the performance of our business, including revenue, Adjusted EBITDA and Adjusted EBITDA margin and safety performance.

Revenue

We analyze our revenue growth by comparing actual monthly revenue to our internal projections for each month to assess our performance. We also assess incremental changes in our monthly revenue across our operating segments to identify potential areas for improvement.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as income from continuing operations before net interest income or expense, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss and other non-cash adjustments. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues. We review Adjusted EBITDA and Adjusted EBITDA margin on both a combined basis and on a segment basis. We use Adjusted EBITDA and Adjusted EBITDA margin to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team (such as income tax rates). Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.

The following table presents a reconciliation of income from continuing operations to Adjusted EBITDA, our most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Income from continuing operations	$100,983	$89,195	$172,280	$168,830
Interest income (expense), net	461	66	663	(193)
Depreciation and amortization	19,013	16,330	36,706	31,653
Income tax expense	6,081	7,719	12,384	15,394
(Gain) loss on sale of assets	(79)	(90)	(56)	105
Foreign currency (gain) loss	1,688	2,288	5,275	(338)
Adjusted EBITDA	$128,147	$115,508	$227,252	$215,451

For a reconciliation of our Adjusted EBITDA on a segment basis to the most comparable measure calculated in accordance with GAAP, see “—Operating Segment Results.”

Safety Performance

Maintaining a strong safety record is a critical component of our operational success. Many of our larger customers have safety standards we must satisfy before we can perform services for them. We continually monitor our safety culture through the use of employee safety surveys and trend analysis, and we modify existing programs or develop new programs according to the data obtained therefrom. We measure safety by tracking the total recordable incident rate (“TRIR”) and the lost time incident rate (“LTIR”), which are reviewed on both a monthly and rolling twelve-month basis.

Outlook

We believe the long-term outlook for the tubular services businesses is favorable and the following trends impacting our industry have increased the demand for our services and will continue to support the sustained growth that we have experienced to date:

•	increasing global demand for crude oil and natural gas has spurred increases in energy development spending;

•	significant new well development is required to replace naturally declining production;

•	increasing offshore and deep water drilling and development activity;

•	increasing complexity and costs of well construction; and

•	heightened focus on quality, safety and environmental factors.

Recent Developments

Initial Public Offering

We completed our initial public offering (“IPO”) on August 14, 2013. We sold 34,500,000 shares of common stock, including 4,500,000 shares of common stock pursuant to the underwriters' option to purchase additional shares, at an offering price of $22.00 per share. After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of approximately $711.9 million. We used a portion of the proceeds from our IPO to repay the outstanding notes payable of $415.3 million to FWW B.V. (“FWW”) and we expect to use the remainder for general corporate purposes.

Results of Operations

The following table presents our combined results for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Equipment rentals and services	$234,649	$217,641	$440,513	$421,370
Products	58,326	45,048	85,035	76,413
Total revenue	292,975	262,689	525,548	497,783

Operating expenses:
Cost of revenues, exclusive of
depreciation and amortization
Equipment rentals and services	85,895	75,808	161,172	147,974
Products	32,226	28,015	48,619	50,304
General and administrative expenses	51,987	46,115	95,912	87,481
Depreciation and amortization	19,013	16,330	36,706	31,653
(Gain) loss on sale of assets	(79)	(90)	(56)	105
Operating income	103,933	96,511	183,195	180,266

Other income (expense):
Other income	5,280	2,757	7,407	3,427
Interest income (expense), net	(461)	(66)	(663)	193
Foreign currency gain (loss)	(1,688)	(2,288)	(5,275)	338
Total other income (expense)	3,131	403	1,469	3,958
Income from continuing operations
before income tax expense	107,064	96,914	184,664	184,224
Income tax expense	6,081	7,719	12,384	15,394
Income from continuing operations	100,983	89,195	172,280	168,830
Income from discontinued operations	40,887	1,719	42,635	4,339
Net income	$141,870	$90,914	$214,915	$173,169

(1)	Combined products revenue includes a small amount of revenues attributable to the U.S. Services and International Services segments.

Combined Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues. Revenues for the three months ended June 30, 2013 increased by $30.3 million, or 12%, to $293.0 million from $262.7 million for the three months ended June 30, 2012. Revenues for our International and U.S Services segments increased approximately $15.5 million as a result of an increase in demand for tubular services while revenue for our Pipe and Products segment increased approximately $14.8 million due to an increase in international pipe sales.

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the three months ended June 30, 2013 increased by $14.3 million, or 14%, to $118.1 million from $103.8 million for the three months ended June 30, 2012. The increase was primarily attributable to increases in the cost of products, equipment rentals and services ($9.3 million) and compensation related costs ($5.0 million) due to the aforementioned increase in activity in all segments.

General and administrative expenses. G&A expenses for the three months ended June 30, 2013 increased by $5.9 million, or 13%, to $52.0 million from $46.1 million for the three months ended June 30, 2012 primarily due to an increase in bad debt expense of $3.0 million and compensation related costs of $2.8 million.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2013 increased by $2.7 million, or 16%, to $19.0 million from $16.3 million for the three months ended June 30, 2012. The increase was primarily attributable to assets placed in service in 2012 and in the first six months of 2013.

Other income. Other income for the three months ended June 30, 2013 increased by $2.5 million, or 92%, to $5.3 million from $2.8 million for the three months ended June 30, 2012 primarily due to the receipt of $3.2 million in additional royalties.

Income tax expense. Income tax expense for the three months ended June 30, 2013 decreased by $1.6 million, or 21%, to $6.1 million from $7.7 million for the three months ended June 30, 2012 primarily due to a change in mix of earnings among countries. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these different jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Income from Discontinued Operations. The discussions above discuss only continuing operations for the three months ended June 30, 2013 and 2012. During the three months ended June 30, 2013, we recognized a gain of $39.6 million upon the sale of a component of our Pipe and Products segment. See Note 2 - Discontinued Operations of Notes to Combined Financial Statements.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues. Revenues for the six months ended June 30, 2013 increased by $27.7 million, or 6%, to $525.5 million from $497.8 million for the six months ended June 30, 2012. Revenues for our International and U.S Services segments increased approximately $17.7 million as a result of an increase in demand for tubular services while revenue for our Pipe and Products segment increased approximately $10.0 million due to an increase in international pipe sales.

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the six months ended June 30, 2013 increased by $11.5 million, or 6%, to $209.8 million from $198.3 million for the three months ended June 30, 2012. The increase was primarily attributable to increases in the cost of products, equipment rentals and services ($4.2 million) and compensation related costs ($7.3 million) due to the aforementioned increase in activity in all segments.

General and administrative expenses. G&A expenses for the six months ended June 30, 2013 increased by $8.4 million, or 10%, to $95.9 million from $87.5 million for the six months ended June 30, 2012 primarily due to an increase in bad debt expense of $3.1 million and compensation related costs of $4.5 million, partially offset by a decrease in amounts paid for self-insured medical benefits.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2013 increased by $5.0 million, or 16%, to $36.7 million from $31.7 million for the six months ended June 30, 2012. The increase was primarily attributable to assets placed in service in 2012 and in the first six months of 2013.

Other income. Other income for the three months ended June 30, 2013 increased by $4.0 million, or 116%, to $7.4 million from $3.4 million for the three months ended June 30, 2012 primarily due to the receipt of $3.2 million in additional royalties.

Foreign currency gain (loss). Foreign currency loss was $5.3 million for the six months ended June 30, 2013 compared to a $0.3 million gain for the six months ended June 30, 2012. The increase in foreign currency loss was due to unfavorable fluctuations in foreign currency exchange rates.

Income tax expense. Income tax expense for the six months ended June 30, 2013 decreased by $3.0 million, or 20%, to $12.4 million from $15.4 million for the three months ended June 30, 2012 primarily due to a change in mix of earnings among countries. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these different jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Income from Discontinued Operations. The discussions above discuss only continuing operations for the six months ended June 30, 2013 and 2012. During the six months ended June 30, 2013, we recognized a gain of $39.6 million upon the sale of a component of our Pipe and Products segment. See Note 2 - Discontinued Operations of Notes to Combined Financial Statements.

Operating Segment Results

The following table presents revenues and Adjusted EBITDA by segment, and a reconciliation of Adjusted EBITDA to net income from continuing operations, which is the most comparable GAAP financial measure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
International Services	$121,503	$114,860	$232,807	$224,398
U.S. Services	120,777	111,107	223,499	212,477
Pipe and Products	75,922	50,831	116,697	90,375
Intersegment sales	(25,227)	(14,109)	(47,455)	(29,467)
Total	$292,975	$262,689	$525,548	$497,783

Segment Adjusted EBITDA:
International Services	$54,423	$58,100	$104,382	$109,915
U.S. Services	59,486	47,425	102,279	92,035
Pipe and Products	14,054	10,060	20,555	13,587
Corporate and other (1)	184	(77)	36	(86)
Adjusted EBITDA Total	128,147	115,508	227,252	215,451
Interest income (expense), net	(461)	(66)	(663)	193
Income tax expense	(6,081)	(7,719)	(12,384)	(15,394)
Depreciation and amortization	(19,013)	(16,330)	(36,706)	(31,653)
Gain (loss) on sale of assets	79	90	56	(105)
Foreign currency gain (loss)	(1,688)	(2,288)	(5,275)	338
Income from continuing operations	$100,983	$89,195	$172,280	$168,830

(1)	Corporate and other represents amounts not directly associated with an operating segment.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

International Services

Revenue for the International Services segment increased by $6.6 million for the three months ended June 30, 2013, or 6%, compared to the same period in 2012, primarily as a result of increased service volume due to additional contracts and increased demand for our services from existing customers.

Adjusted EBITDA for the International Services segment decreased by $3.7 million for the three months ended June 30, 2013, or 6%, compared to the same period in 2012, primarily due to higher compensation related costs ($5.5 million), additional bad debt expense ($2.8 million) and an increase in management fees ($1.1 million), partially offset by the $6.6 million increase in revenue described above.

U.S. Services

Revenue for the U.S. Services segment increased by $9.7 million for the three months ended June 30, 2013, or 9%, compared to the same period in 2012 primarily due to $12.1 million of higher offshore services provided on production platforms. This increase was partially offset by a $2.4 million decrease in onshore services as a result of a 10% decline in average onshore rig counts in areas in which we operate.

Adjusted EBITDA for the U.S. Services segment increased by $12.1 million for the three months ended June 30, 2013, or 25%, compared to the same period in 2012 primarily as a result of the $9.7 million increase in revenue described above as well as receipt of $3.2 million in additional royalties and decreases in purchased product costs and field supplies of $2.1 million. Partially offsetting this increase were higher compensation related costs of $3.1 million.

Pipe and Products

Revenue for the Pipe and Products segment increased by $25.1 for the three months ended June 30, 2013, or 49%, compared to the same period in 2012 due primarily to an increase of $20.1 million in pipe sales in deepwater markets and an increase of $10.3 million to our International and U.S. Services segments from our manufacturing component. Partially offsetting this increase were lower domestic pipe sale revenues of $6.3 million as certain customers are concentrating their efforts on exploratory work with plans for development later in the year and into 2014.

Adjusted EBITDA for the Pipe and Products segment increased by $4.0 million for the three months ended June 30, 2013, or 40%, compared to the same period in 2012 as a result of the $25.1 million increase in revenue described above, partially offset by a $20.4 million increase in the cost of pipe.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

International Services

Revenue for the International Services segment increased by $8.4 million for the six months ended June 30, 2013, or 4%, compared to the same period in 2012, primarily as a result of increased service volume due to additional contracts and increased demand for our services from existing customers.

Adjusted EBITDA for the International Services segment decreased by $5.5 million for the six months ended June 30, 2013, or 5%, compared to the same period in 2012, primarily due to higher compensation related costs ($9.7 million), additional bad debt expense ($2.8 million) and an increase in management fees ($2.0 million), partially offset by the $8.4 million increase in revenue described above.

U.S. Services

Revenue for the U.S. Services segment increased by $11.0 million for the six months ended June 30, 2013, or 5%, compared to the same period in 2012 primarily due to $23.8 million of higher offshore services provided on production platforms. This increase was substantially offset by a $12.8 million decrease in onshore services as a result of a 10% decline in average onshore rig counts in areas in which we operate.

Adjusted EBITDA for the U.S. Services segment increased by $10.2 million for the six months ended June 30, 2013, or 11%, compared to the same period in 2012 primarily as a result of the $11.0 million increase in revenue described above as well as receipt of $3.2 million in additional royalties. Partially offsetting this increase were higher compensation related costs of $3.4 million.

Pipe and Products

Revenue for the Pipe and Products segment increased by $26.3 million for the six months ended June 30, 2013, or 29%, compared to the same period in 2012 due primarily to an increase of $23.6 million in pipe sales in deepwater markets and an increase of $16.7 million to our International and U.S. Services segments from our manufacturing component. Partially offsetting this increase were lower domestic pipe sale revenues of $15.3 million as certain customers are concentrating their efforts on exploratory work with plans for development later in the year and into 2014.

Adjusted EBITDA for the Pipe and Products segment increased by $7.0 million for the six months ended June 30, 2013, or 51%, compared to the same period in 2012 as a result of the $26.3 million increase in revenue described above and partially offset by an $18.3 million increase in the cost of pipe.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity to date have been intra-company borrowings, borrowings under our credit facilities and cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures and acquisitions. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total 2013 capital expenditure budget is $200.3 million, of which $164.0 million is for the purchase and manufacture of equipment and $36.3 million is for the purchase or construction of facilities. Our 2013 capital expenditure budget does not include any provision for acquisitions. While we have budgeted $200.3 million for the year ending December 31, 2013, the actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During the six months ended June 30, 2013 and 2012, we invested $87.5 million and $95.5 million, respectively, in capital expenditures, which was funded from internally generated funds. We believe the remaining net proceeds from our IPO, together with cash flows from operations and additional borrowings under our credit facilities, should be sufficient to fund our capital expenditure requirements for the remainder of 2013.

We intend to pay a regular quarterly dividend on our common stock of $0.075 per share which equates to $11.5 million per quarter, or $46.1 million per year, based on the number of common shares outstanding immediately after completion of the IPO, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal obligation to pay any dividend and there can be no assurance that we will be able to do so. In order to fund the dividend on our common and Series A preferred stock, we expect that Frank's International C.V. (“FICV”) would be required to make an aggregate distribution of approximately $62.0 million, based on the number of shares outstanding immediately following the completion of our IPO.

Existing Indebtedness

Lines of Credit

At June 30, 2013, we had two revolving credit facilities, with available borrowing capacities of $40.0 million and $5.0 million, which were scheduled to mature on August 31, 2014 and February 19, 2016, respectively. Interest was paid monthly on the unpaid balance of the $40.0 million line of credit at the London Interbank Offering Rate plus approximately 2.5% per annum. Interest was paid on the unpaid balance of the $5.0 million line of credit at the prime rate, which equates to 4.5% with the applicable margin included. The aggregate outstanding balance under the credit facilities was $1.0 million and $2.0 million as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, we were in compliance with all financial covenants under the revolving credit facilities. In addition, we had outstanding letters of credit of $5.3 million as of June 30, 2013. In connection with the completion of our IPO, these credit facilities were repaid in full and terminated.

Notes Payable

We had various notes payable totaling $0.8 million and $3.2 million at June 30, 2013 and December 31, 2012, respectively. These notes mature in 2013 with interest rates of 3.0% per annum.

We have financed certain business acquisitions through finance agreements. At June 30, 2013 and December 31, 2012, the aggregate outstanding balance of the finance agreements was $0.4 million and $1.3 million, respectively, with interest rates ranging from 5% to 6% per annum. The finance agreements are due on demand and have maturity dates ranging from September 2016 to October 2018.

Equipment Financing

We have financed certain aircraft through credit agreements. The aggregate outstanding balance of these credit agreements was $0.7 million and $0.8 million at June 30, 2013 and December 31, 2012, respectively, with a fixed interest rate of 5.0% per annum payable monthly. The credit agreements mature in August 2013. The notes are secured by the aircraft.

Notes Payable - Affiliated

In 2012, we made a non-cash distribution of $484.0 million to our owners in the form of two unsecured promissory notes payable to FWW. Interest is charged on the notes at the applicable short-term monthly applicable federal rate as published by the Internal Revenue Service. As of June 30, 2013 and December 31, 2012, $320.0 million was included in current portion of notes payable – affiliates because it was due on demand and $95.3 million and $144.0 million, respectively, is included in notes payable – affiliated on the combined balance sheets. In connection with the completion of our IPO, the notes to FWW were repaid in full. We also had various notes payable – affiliated of $5.0 million and $5.3 million at June 30, 2013 and December 31, 2012, respectively.

New Credit Facilities

In connection with the IPO, we entered into two revolving credit facilities with certain financial institutions. The credit agreements will provide for (i) a $100.0 million revolving credit facility, including up to $20.0 million for letters of credit and up to $10.0 million in swingline loans, which will mature in August 2018 (the “Five Year Facility”) and (ii) a $100.0 million revolving credit facility that will mature in August 2014 (the “One Year Facility” and, together with the Five Year Facility, the “Credit Facilities”). Subject to the terms of the credit agreements, we have the ability to increase the commitments under the Credit Facilities by $150.0 million. As of the completion of our IPO, we did not have any outstanding indebtedness under the Credit Facilities.

Borrowings under the Credit Facilities bear interest, at our option, at either a base rate or an adjusted Eurodollar rate. Base rate loans under the credit facilities bear interest at a rate equal to the higher of (a) the prime rate as published in the Wall Street Journal, (b) the Federal Funds Effective Rate plus 0.5% or (c) the adjusted Eurodollar rate plus 1.00%, plus an applicable margin ranging from 0.50% to 1.50%, subject to adjustment based on the leverage ratio. Interest is payable quarterly for base-rate loans. Eurodollar loans under the Credit Facilities bear interest at an adjusted Eurodollar rate equal to the Eurodollar rate for such interest period multiplied by the statutory reserves, plus an applicable margin ranging from 1.50% to 2.50%, subject to adjustment based on the leverage ratio. Interest is payable at the end of applicable interest periods for Eurodollar loans, except that if the interest period for a Eurodollar loan is longer than three months, interest is paid at the end of each three-month period. The unused portion of the Five Year Facility is subject to a commitment fee of up to 0.375%.

The credit agreements contain various covenants that, among other things, limit our ability to grant certain liens, make certain loans and investments, enter into mergers or acquisition, enter into hedging transactions, change its lines of business, prepay certain indebtedness, enter into certain affiliate transactions, incur additional indebtedness or engage in certain asset dispositions. Additionally, the credit agreements limit our ability to incur additional indebtedness subject to certain exceptions.

The credit agreements also contain financial covenants, which, among other things, require us, on a consolidated basis, to maintain (i) a total consolidated funded debt to adjusted EBITDA (as defined in the Credit Facilities) ratio of not more than 2.50 to 1.0; and (ii) an EBITDA to interest expense ratio of not less than 3.0 to 1.0.

In addition, the Credit Facilities contain customary events of default, including, among others, the failure to make required payments, borrower's failure to comply with certain covenants or other agreements, borrower's breach of the representation and covenants contained in the agreements, borrower's default of certain other indebtedness, certain events of bankruptcy or insolvency and the occurrence of a change in control (as defined in the Credit Facilities).

Cash Flows from Operating, Investing and Financing Activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Operating activities	$149,954	$145,765
Investing activities	(40,605)	(99,575)
Financing activities	(158,771)	(46,494)
	(49,422)	(304)
Effect of exchange rate changes on cash activities	2,484	(402)
Decrease in cash and cash equivalents	$(46,938)	$(706)

Statements of cash flows for entities with international operations that use the local currency as the functional currency exclude the effects of the changes in foreign currency exchange rates that occur during any given year, as these are noncash changes. As a result, changes reflected in certain accounts on the combined statements of cash flows may not reflect the changes in corresponding accounts on the combined balance sheets.

Operating Activities

Cash flow from operating activities was $150.0 million for the six months ended June 30, 2013 as compared to $145.8 million in the comparable period in 2012. The increase in 2013 was due primarily to an increase in net income partially offset by an increase in inventory and accrued expenses and other current liabilities.

Investing Activities

Cash flow used in investing activities was $40.6 million for the six months ended June 30, 2013 as compared to $99.6 million in the comparable period in 2012. The decrease in 2013 was due primarily to capital expenditures of $87.5 million partially offset by the $50.3 million of proceeds from the sale of assets and equipment, primarily including the sale of a component of our Pipe and Products segment.

Financing Activities

Cash flow used in financing activities was $158.8 million for the six months ended June 30, 2013 as compared to $46.5 million in the comparable period in 2012. The increase in 2013 was due primarily to $48.6 million in payments related to the FWW notes and an increase of $51.6 million in distributions to shareholders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes to our significant accounting policies from those disclosed in the Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks that are inherent in our financial instruments and arise from changes in foreign currency exchange rates and interest rates. A discussion of our market risk exposure in financial instruments is presented below.

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The disclosures are not meant to be precise indicators of expected future losses or gains, but rather indicators of reasonably possible losses or gains. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.

Foreign Currency Exchange Rates

We operate in virtually every oil and natural gas exploration and production region in the world. In some parts of the world, the currency of our primary economic environment is the U.S. dollar, and we use the U.S. dollar as our functional currency. In other parts of the world, such as Europe, Norway, Venezuela and Brazil, we conduct our business in currencies other than the U.S. dollar, and the functional currency is the applicable local currency. Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive income (loss) in the shareholders’ equity section on our combined balance sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $7.3 million adjustment to decrease our equity account for the six months ended June 30, 2013 to reflect the change in the U.S. dollar against various foreign currencies.

In February 2013, the Venezuelan government announced a devaluation of the Bolivar Fuerte (“Bolivar”), resulting in the exchange rate declining from 4.3 to 6.3 Bolivars to the U.S. Dollar. As a result of the devaluation, the Company recorded a foreign currency loss of $1.8 million during the three months ended March 31, 2013, related to the re-measurement of the Bolivar-denominated net monetary assets of the company’s Venezuelan operations as of the date of the devaluation.

Interest Rate Risk

We are exposed to changes in interest rates on our floating rate borrowings under our revolving credit facilities and, prior to their repayment in full, under our notes payable to FWW. Although we do not currently utilize interest rate derivative instruments to reduce interest rate exposure, we may do so in the future.

At June 30, 2013, we had approximately $415.3 million in outstanding borrowings in the form of two promissory notes payable to FWW or its affiliate. We used a portion of the net proceeds from the IPO to repay in full these outstanding notes payable. Interest was charged on the notes at the applicable short-term monthly applicable federal rate as published by the Internal Revenue Service. The impact of a 1% increase in interest rates on these notes payable as of June 30, 2013 would have resulted in a $2.2 million increase in interest expense.

Customer Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are trade receivables. We extend credit to customers and other parties in the normal course of business. We have established various procedures to manage our credit exposure, including credit evaluations and maintaining an allowance for doubtful accounts.

We are also exposed to credit risk because our customers are concentrated in the oil and natural gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, because our customers may be similarly affected by changes in economic and industry conditions, including sensitivity to commodity prices. While current energy prices are important contributors to positive cash flow for our customers, expectations about future prices and price volatility are generally more important for determining future spending levels. However, any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity, as well as the entire health of the oil and natural gas industry, and can therefore negatively impact spending by our customers.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

Except for the adoption of certain corporate governance policies as described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the IPO, we adopted certain corporate governance policies in order to strengthen our corporate governance and comply with the requirements of the New York Stock Exchange. These changes included the appointment of an independent member of the Board of Directors, the establishment of Corporate Governance Guidelines, the adoption of an Audit Committee Charter and the adoption of a Code of Business Conduct and Ethics.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

See Part I, Item 1, Note 13 to our unaudited combined financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in the Prospectus, which risks could materially affect our business, financial condition or future results. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds of Public Offering of Common Stock

On August 14, 2013 we completed our IPO of 34,500,000 shares of common stock (inclusive of 4,500,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters) at a price to the public of $22.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-188536), which was declared effective by the SEC on August 8, 2013. The offering did not terminate before all of the shares in the IPO that were registered in the registration statement were sold. Barclays Capital Inc., Credit Suisse Securities (USA) LLC, and Simmons & Company International acted as the underwriters. The aggregate offering price for shares sold in the offering was approximately $759.0 million. We raised approximately $711.9 million in net proceeds from the offering, after deducting underwriting discounts and commissions of approximately $43.6 million and other offering expenses of approximately $3.5 million.

No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed with the SEC on August 9, 2013 pursuant to Rule 424(b).

Item 6.     Exhibits

(a)    Exhibits

3.1
Deed of Amendment to Articles of Association of Frank's International N.V., dated August 13, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.1
Revolving Credit Agreement, dated August 14, 2013, by and among Frank's International C.V. (as Borrower), Amegy Bank National Association (as Administrative Agent), Capital One, National Association (as Syndication Agent) and the other lenders party thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.2
364-Day Credit Agreement, dated August 14, 2013, by and among Frank's International C.V. (as Borrower), Amegy Bank National Association (as Administrative Agent), Capital One, National Association (as Syndication Agent) and the other lenders party thereto (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.3†
Indemnification Agreement dated August 14, 2013, by and among Frank's International N.V. and Donald Keith Mosing (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.4†
Indemnification Agreement dated August 14, 2013, by and among Frank's International N.V. and Brian D. Baird (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.5†
Indemnification Agreement dated August 14, 2013, by and among Frank's International N.V. and C. Michael Webre (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.6†
Indemnification Agreement dated August 14, 2013, by and among Frank's International N.V. and Kirkland D. Mosing (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.7†
Indemnification Agreement dated August 14, 2013, by and among Frank's International N.V. and Mark G. Margavio (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.8†
Indemnification Agreement dated August 14, 2013, by and among Frank's International N.V. and Sheldon Erikson (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.9†
Indemnification Agreement dated August 14, 2013, by and among Frank's International N.V. and Steven B. Mosing (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.10†
Indemnification Agreement dated August 14, 2013, by and among Frank's International N.V. and W. John Walker (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.11†	Frank's International N.V. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (File No. 333-190607), filed on August 13, 2013).
10.12†	Frank's International N.V. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (File No. 333-190607), filed on August 13, 2013).
10.13†
Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Non-Employee Director Form) (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A (File No. 333-188536), filed on July 16, 2013).

10.14†
Frank's International N.V. 2013 Long Term Incentive Plan Restricted Stock Unit Agreement (Employee Form) (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A (File No. 333-188536), filed on July 16, 2013).

10.15†
Frank's Executive Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.16
Tax Receivable Agreement, dated August 14, 2013, by and among Frank's International N.V., Frank's International C.V. and Mosing Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.17
Registration Rights Agreement, dated August 14, 2013, by and among Frank's International N.V., Mosing Holdings, Inc. and FWW B.V. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.18
Global Transaction Agreement, dated July 22, 2013, by and among Frank's International N.V. and Mosing Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1/A (File No. 333-188536), filed on July 24, 2013).

10.19
Voting Agreement, dated July 22, 2013, by and among Ginsoma Family C.V., FWW B.V., Mosing Holdings, Inc., and certain other parties thereto (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A (File No. 333-188536), filed on July 24, 2013).

10.20
Frank's International C.V. Management Agreement, dated August 14, 2013, by and among Frank's International N.V., Frank's International LP B.V., Frank's International Management B.V. and Mosing Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.21
Amendment No. 4 to the Limited Partnership Agreement of Frank's International C.V., dated August 14, 2013 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Calculation Linkbase Document.
**101.DEF	XBRL Taxonomy Definition Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANK'S INTERNATIONAL N.V.

Date: September 18, 2013	By:	/s/ Mark G. Margavio
Mark G. Margavio
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)