Form 10-Q
period 2013-09-30
Frank's International N.V.
filed 2013-11-13
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from    ______    to    ______
Commission file number: 001-36053

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 12, 2013, there were 153,524,000 shares of common stock, €0.01 par value per share, outstanding.

TABLE OF CONTENTS
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2013 and December 31, 2012	3
	Consolidated Statements of Income for the Three and Nine Months
	Ended September 30, 2013 and 2012	4
	Consolidated Statements of Comprehensive Income for the Three and Nine Months
	Ended September 30, 2013 and 2012	5
	Consolidated Statements of Stockholders' Equity for the Nine Months
	Ended September 30, 2013 and 2012	6
	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2013 and 2012	7
	Notes to the Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	36

Signatures		39

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$449,522	$152,945
Accounts receivables, net	342,708	313,657
Inventories	161,469	108,543
Other current assets	12,415	16,632
Total current assets	966,114	591,777

Property, plant and equipment, net	473,885	426,500
Goodwill	13,742	15,239
Intangible assets, net	1,223	1,832
Other assets	52,284	72,613
Total assets	$1,507,248	$1,107,961

Liabilities and Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$486	$6,317
Current portion of notes payable - affiliated	—	323,476
Accounts payable	17,078	19,377
Deferred revenue	65,052	23,172
Accrued and other current liabilities	112,569	104,627
Total current liabilities	195,185	476,969

Long-term debt:
Long-term debt and capital lease obligations	96	1,051
Notes payable - affiliated	—	145,087
Total long-term debt	96	146,138

Deferred tax liabilities	3,409	6,575
Other non-current liabilities	36,345	30,586
Total liabilities	235,035	660,268

Commitments and contingencies (Note 16)

Series A preferred stock, €0.01 par value, 60,000,000 shares authorized;
52,976,000 shares issued and outstanding	705	705

Stockholders' equity
Common stock, €0.01 par value, 180,000,000 shares authorized; 153,524,000 shares issued and outstanding at September 30, 2013; 119,024,000
shares issued and outstanding at December 31, 2012	2,019	1,561
Additional paid-in capital	637,464	651
Retained earnings	408,966	327,436
Accumulated other comprehensive income (loss)	(2,026)	3,254
Total stockholders' equity	1,046,423	332,902
Noncontrolling interest	225,085	114,086
Total equity	1,271,508	446,988
Total liabilities and equity	$1,507,248	$1,107,961

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Equipment rentals and services	$228,069	$225,937	$668,582	$647,307
Products	42,033	40,470	127,068	116,883
Total revenue	270,102	266,407	795,650	764,190

Operating expenses:
Cost of revenues, exclusive of depreciation
and amortization
Equipment rentals and services	86,932	74,444	248,104	222,418
Products	23,862	33,063	72,481	83,367
General and administrative expenses	64,104	46,524	160,016	134,005
Depreciation and amortization	19,887	16,827	56,593	48,480
Loss on sale of assets	124	36	68	141
Operating income	75,193	95,513	258,388	275,779

Other income (expense):
Other income	1,128	3,228	8,535	6,655
Interest income (expense), net	170	112	(493)	305
Foreign currency gain (loss)	3,161	80	(2,114)	418
Total other income (expense)	4,459	3,420	5,928	7,378
Income from continuing operations before
income tax expense	79,652	98,933	264,316	283,157
Income tax expense	20,185	8,634	32,569	24,028
Income from continuing operations	59,467	90,299	231,747	259,129
Income from discontinued operations	—	1,251	42,635	5,590
Net income	59,467	91,550	274,382	264,719
Net income attributable to noncontrolling interest	18,653	23,483	74,005	67,900
Net income attributable to
Frank's International N.V.	$40,814	$68,067	$200,377	$196,819

Basic earnings per common share:
Continuing operations	$0.30	$0.56	$1.35	$1.62
Discontinued operations	—	0.01	0.25	0.03
Total	$0.30	$0.57	$1.60	$1.65

Diluted earnings per common share:
Continuing operations	$0.29	$0.53	$1.33	$1.52
Discontinued operations	—	—	0.18	0.02
Total	$0.29	$0.53	$1.51	$1.54

Weighted average common shares outstanding:
Basic	137,024	119,024	125,090	119,024
Diluted	190,435	172,000	178,211	172,000

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$59,467	$91,550	$274,382	$264,719
Other comprehensive income (loss):
Foreign currency translation
adjustments, net of tax	(911)	895	(8,243)	(636)
Unrealized gain on marketable
securities, net of tax	1,462	52	1,142	88
Total other comprehensive income (loss)	551	947	(7,101)	(548)
Comprehensive income	60,018	92,497	267,281	264,171
Less: Comprehensive income attributable to
noncontrolling interest	18,794	23,726	72,184	67,759
Comprehensive income attributable to
Frank's International N.V.	$41,224	$68,771	$195,097	$196,412

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2012
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Interest	Equity

Balances at December 31, 2011	119,024	$1,561	$651	$491,062	$3,302	$170,552	$667,128
Net income	—	—	—	196,819	—	67,900	264,719
Foreign currency translation
adjustments	—	—	—	—	(473)	(163)	(636)
Unrealized gain on marketable
securities	—	—	—	—	65	23	88
Distributions to stockholders	—	—	—	(64,696)	—	(22,319)	(87,015)
Balances at September 30, 2012	119,024	$1,561	$651	$623,185	$2,894	$215,993	$844,284

	Nine Months Ended September 30, 2013
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Interest	Equity

Balances at December 31, 2012	119,024	$1,561	$651	$327,436	$3,254	$114,086	$446,988
Net income	—	—	—	200,377	—	74,005	274,382
Distribution of net assets
to Mosing Holdings	—	—	—	(40,507)	—	(13,974)	(54,481)
Capital contribution by NCI
equity holders to subsidiary	—	—	—	—	—	3,002	3,002
Issuance of common stock upon
IPO, net of offering costs	34,500	458	634,239	—	—	76,814	711,511
Foreign currency translation
adjustments	—	—	—	—	(6,129)	(2,114)	(8,243)
Unrealized gain on marketable
securities	—	—	—	—	849	293	1,142
Stock-based compensation
expense	—	—	2,520	—	—	—	2,520
Distributions to stockholders	—	—	—	(78,340)	—	(27,027)	(105,367)
Other	—	—	54	—	—	—	54
Balances at September 30, 2013	153,524	$2,019	$637,464	$408,966	$(2,026)	$225,085	$1,271,508

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income	$274,382	$264,719
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	56,738	48,786
Stock-based compensation expense	2,520	—
Amortization of deferred financing costs	43	—
Venezuelan currency devaluation charge	1,755	—
Deferred tax provision	(2,806)	(203)
Provision for bad debts	11,786	1,673
(Gain) loss on sale of assets	(39,561)	141
Changes in fair value of marketable securities	(2,381)	(1,758)
Increase in value of life insurance policies	(815)	(345)
Changes in operating assets and liabilities
Accounts receivable	(57,904)	(73,583)
Inventories	(57,829)	(7,753)
Other current assets	1,738	5,442
Other assets	(1,747)	805
Accounts payable	(1,912)	5,849
Deferred revenue	41,880	(5,820)
Accrued expenses and other current liabilities	8,511	7,913
Other noncurrent liabilities	5,759	5,457
Net cash provided by operating activities	240,157	251,323

Cash flows from investing activities
Purchase of property, plant and equipment	(126,763)	(136,605)
Proceeds from sale of assets and equipment	50,471	284
Purchase of marketable securities	(1,187)	(2,220)
Premiums on life insurance policies	(2,142)	(2,912)
Other	—	(196)
Net cash used in investing activities	(79,621)	(141,649)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	711,511	—
Repayments of borrowings	(471,864)	(14,488)
Proceeds from borrowings	170	10,095
Deferred financing costs	(972)	—
Distributions to stockholders	(105,367)	(87,015)
Net cash provided by (used in) financing activities	133,478	(91,408)
Effect of exchange rate changes on cash due to Venezuelan devaluation	575	—
Effect of exchange rate changes on cash	1,988	(1,561)
Net increase in cash	296,577	16,705
Cash and cash equivalents at beginning of period	152,945	98,649
Cash and cash equivalents at end of period	$449,522	$115,354

The accompanying notes are an integral part of these consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation and Significant Accounting Policies

Nature of Business

Frank’s International is a global provider of highly engineered tubular services to the oil and gas industry. Frank’s International provides services to leading exploration and production companies in both offshore and onshore environments with a focus on complex and technically demanding wells.

Basis of Presentation

The consolidated financial statements of Frank's International N.V. ("FINV"), a limited liability company organized under the laws of The Netherlands, for the three and nine months ended September 30, 2013 and 2012 include the activities of Frank's International C.V. ("FICV") and its wholly owned subsidiaries (collectively, the "Company," "we," "us" and "our"). All intercompany accounts and transactions have been eliminated for purposes of preparing these consolidated financial statements.

Certain information and footnote disclosures required by generally accepted accounting principles in the United States of America ("GAAP") for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with the audited financial statements and other information contained in our final prospectus dated August 8, 2013 (the “Prospectus”) as filed with the Securities and Exchange Commission (the "SEC") on August 9, 2013. In the opinion of management, these financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments that were necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year.

The consolidated financial statements have been prepared on a historical cost basis using the United States dollar as the reporting currency.

Recast of Historical Financial Presentation

The reorganization discussed below has been reflected retroactively on a historical cost basis for all periods presented as it was a reorganization of entities under common control. The impact of the reorganization was to combine all of the previously separate entities under a single capital structure to facilitate the initial public offering ("IPO") of FINV. This presentation reflects the consolidation of each of the previously separate entities into FINV, the 25.7% noncontrolling interest in Frank's International C.V. ("FICV") and issuance of the Series A preferred stock, par value €0.01 per share (the "Preferred Stock") as outstanding for each period. This presentation allows comparability with prior periods, including earnings per share ("EPS") calculations.

Initial Public Offering and Reorganization

We completed our IPO on August 14, 2013. We sold 34,500,000 shares of common stock, including 4,500,000 shares of common stock pursuant to the underwriters' option to purchase additional shares, at an offering price of $22.00 per share. After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of approximately $711.5 million. We used a portion of the proceeds from our IPO to repay in full the outstanding notes payable to FWW B.V. (“FWW”), an entity owned by the Mosing family, and expect to use the remainder for general corporate purposes.

Prior to the completion of our IPO, we engaged in a corporate reorganization. On August 1, 2013, each of Frank's International, Inc. ("FII"), Frank's Casing Crew and Rental Tools, Inc. ("FCC") and Frank's Tong Service, Inc. ("FTS"), subsidiaries of Mosing Holdings, Inc. (“Mosing Holdings”), converted from corporations to limited liability companies.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On August 14, 2013, immediately prior to the completion of our IPO, Mosing Holdings contributed all of the outstanding membership interests in each of Frank's International, LLC, Frank's Casing Crew & Rental Tools, LLC and Frank's Tong Service, LLC to FICV in exchange for 52,976,000 shares of Preferred Stock and a 25.7% limited partnership interest in FICV. Excluded from the contribution were certain assets that generated a de minimus amount of revenue, including aircraft, real estate and life insurance policies, which were retained by Mosing Holdings. FINV contributed all of its foreign operating subsidiaries and a portion of the proceeds from the IPO to FICV. Following the Reorganization and the completion of the IPO, FINV's sole material asset consists of our ownership of 74.2% of the limited partnership interest and the 0.1% general partnership interest in FICV. Mosing Holdings holds the remaining 25.7% limited partnership interest in FICV. The above transactions are collectively referred to as the “Reorganization.”

Mosing Holdings has the right to redeem all or a portion of its Preferred Stock for cash equal to the par value of each share of Preferred Stock redeemed plus any accrued but unpaid dividends thereon. Simultaneously, a proportionate amount of limited partner interests in FICV would then be exchanged for FINV common stock (the "Exchange"). As the Preferred Stock is redeemed, our noncontrolling interest will be reduced and our outstanding shares of common stock will increase.

Tax Receivable Agreement

On August 14, 2013, in connection with the completion of our IPO, we entered into a tax receivable agreement (the “TRA”) with FICV and Mosing Holdings. The TRA generally provides for the payment by us to Mosing Holdings of 85% of the amount of the benefits, if any, in payments of U.S. federal, state and local income tax or franchise tax in periods after the IPO as a result of increases in tax basis and certain other tax benefits resulting from the Exchanges, including tax benefits attributable to payments under the TRA. We will retain the remaining 15% of cash savings, if any, in realized income tax savings. The payment obligations under the TRA are our obligations and not obligations of FICV. The term of the TRA continues until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRA.

If we elect to terminate the TRA early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”). This ASU requires entities to present separately, among other items, the amount of the change that is due to reclassifications, and the amount that is due to current period other comprehensive income. We adopted this guidance during the first quarter of 2013 and it did not have a material impact on our consolidated financial position, results of operations or cash flows as there are currently no items reclassified from AOCI.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In July 2013, the FASB issued ASU No. 2013-11 relating to income taxes, which provides guidance on the presentation of unrecognized tax benefits. The intent is to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the impact, if any, that the adoption of this standard may have on our consolidated financial statements.

Significant Accounting Policies

We adopted the following new accounting policies subsequent to the IPO.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of credit facilities and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the term of the credit facilities.

Earnings Per Share

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock.

Stock-Based Compensation

Our stock-based compensation plan provides for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units ("RSUs"), dividend equivalent rights and other types of equity and cash incentive awards to employees, non-employee directors and service providers. Stock-based compensation expense is measured at the grant date of the share-based awards based on their value and is recognized on a straight-line basis over the vesting period, net of an estimated forfeiture rate and is included in general and administrative expense in the consolidated statements of income.

Our stock-based compensation currently consists of RSUs. The grant date fair value of the RSUs, which are not entitled to receive dividends until vested, is measured by reducing the share price at that date by the present value of the dividends expected to be paid during the requisite vesting period, discounted at the appropriate risk-free interest rate.

Note 2—Noncontrolling Interest

We hold an approximate 74.3% economic interest in FICV and are responsible for all operational, management and administrative decisions relating to FICV’s business. As a result, the financial results of FICV are consolidated with ours and we record a noncontrolling interest on our consolidated balance sheet with respect to the remaining approximately 25.7% economic interest in FICV held by Mosing Holdings. Net income attributable to noncontrolling interest on the statements of income represents the portion of earnings or loss attributable to the economic interest in FICV held by Mosing Holdings. As a result of certain of the reorganization transactions, the allocable domestic income from FICV to FINV is now subject to U.S. taxation.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of net income attributable to noncontrolling interest is detailed as follows ($ in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2013	2013

Net income	$59,467	$274,382
Add: Provision for U.S. income taxes of FINV (1)	13,838	13,838
Less: (Income) loss in FINV (2)	(583)	297
Net income subject to noncontrolling interest	72,722	288,517
Noncontrolling interest percentage	25.7%	25.7%
Net income attributable to noncontrolling interest	$18,653	$74,005

(1)	Represents income tax expense attributable to U.S. operations of our 74.3% partnership interests in FICV.

(2)	Represents results of operations for entities outside of FICV.

Prior year periods have not been included in the table above since income for U.S. operations for the periods was not subject to income tax.

Note 3—Discontinued Operations

On June 14, 2013, we sold a component of our Tubular Sales (previously referred to as Pipe and Products) segment, which manufactured centralizers for sales to third parties, and recognized a gain on sale of $39.6 million, which is included in income from discontinued operations on the consolidated statements of income. As a result, for the three and nine months ended September 30, 2013 and 2012, the operations from that component have been reported as discontinued operations.

The following table presents the results of discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$—	$3,513	$7,554	$13,402

Income from discontinued operations	$—	$1,251	$3,036	$5,653
Gain on sale of discontinued operations	—	—	39,629	—
Income from discontinued operations
before income taxes	—	1,251	42,665	5,653
Income tax expense	—	—	30	63

Net income from discontinued operations	$—	$1,251	$42,635	$5,590

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The major classes of assets and liabilities as of June 14, 2013, which were included in the disposition were as follows (in thousands):

Accounts receivable, net	$1,968
Inventory	4,905
Prepaid and other current assets	53
Property, plant and equipment	2,260
Goodwill	1,497
Total assets	$10,683

Total liabilities	$312

Cash flows from discontinued operations are included with cash flows from continuing operations in the consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012.

Note 4—Accounts Receivable, net

Accounts receivable at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012
Trade accounts receivable, net of allowance
of $13,001 and $1,697, respectively	$212,557	$188,095
Unbilled receivables	117,484	108,713
Affiliated (1)	3,098	4,551
Other receivables	9,569	12,298
Total accounts receivable	$342,708	$313,657

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates and receivables for aircraft charter income.

Note 5—Inventories

Inventories at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012

Pipe and connectors	$144,222	$87,083
Finished goods	6,257	6,985
Work in progress	1,273	2,411
Raw materials, components and supplies	9,717	12,064
Total inventories	$161,469	$108,543

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Property, Plant and Equipment

The following is a summary of property, plant and equipment at September 30, 2013 and December 31, 2012 (in thousands):

	Estimated Useful Lives in Years	September 30, 2013	December 31, 2012

Land	—	$15,982	21,344
Buildings and improvements	39	56,368	82,005
Rental machinery and equipment	7	643,806	563,368
Machinery and equipment - other	7	50,378	43,086
Furniture, fixtures and computers	5	17,111	16,707
Automobiles and other vehicles	5	36,699	33,940
Aircraft	7	8,167	21,541
Leasehold improvements	7	5,453	4,843
Construction in progress - machinery
and equipment	—	86,008	62,122
		919,972	848,956
Less: Accumulated depreciation		(446,087)	(422,456)
Total property, plant and equipment, net		$473,885	$426,500

Note 7—Other Assets

Other assets at September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012

Marketable securities held in Rabbi Trust (1)	$40,148	$36,479
Split-dollar life insurance	—	18,799
Notes receivable - affiliates (2)	—	6,939
Deposits	1,839	—
Other	10,297	10,396
Total other assets	$52,284	$72,613

(1)	See Note 10 – Fair Value Measurements

(2)	Represented amounts due from members of the Mosing family related to split-dollar life insurance policy premiums that we maintained prior to the IPO.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Accrued and Other Current Liabilities

Accrued and other current liabilities at September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012

Accrued compensation	$27,728	$23,978
Accrued property and other taxes	24,253	19,627
Income taxes	18,025	4,220
Accrued inventory	12,566	17,273
Other accrued purchases	29,997	39,529
Total accrued and other current liabilities	$112,569	$104,627

Note 9—Long-term Debt

The following is summary of long-term debt at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012

Lines of credit	$—	$2,000
Notes payable	394	4,464
Equipment financing	—	818
Capital lease obligations	188	86
	582	7,368
Less: current portion	(486)	(6,317)
Long-term portion	96	1,051

Notes payable - affiliated	—	468,563
Less: current portion	—	(323,476)
Long-term portion	—	145,087

Total long-term debt	$96	$146,138

In connection with the IPO, we entered into two revolving credit facilities with certain financial institutions: (i) a $100.0 million revolving credit facility, including up to $20.0 million for letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Five Year Facility”); and (ii) a $100.0 million revolving credit facility which matures in August 2014 (the “One Year Facility” and, together with the Five Year Facility, the “Credit Facilities”). Subject to the terms of the credit agreements, we have the ability to increase the commitments under the Credit Facilities by $150.0 million. As of September 30, 2013, we did not have any outstanding indebtedness under the Credit Facilities and had $5.3 million in letters of credit outstanding. We incurred approximately $1.0 million of deferred financing costs related to the new credit agreements.

Borrowings under the Credit Facilities bear interest, at our option, at either a base rate or an adjusted Eurodollar rate. Base rate loans under the credit facilities bear interest at a rate equal to the higher of (a) the prime rate as published in the Wall Street Journal, (b) the Federal Funds Effective Rate plus 0.50% or (c) the adjusted Eurodollar rate plus 1.00%, plus an applicable margin ranging from 0.50% to 1.50%, subject to adjustment based on the leverage ratio. Interest is in each case payable quarterly for base-rate loans. Eurodollar loans under the Credit Facilities bear interest at an adjusted Eurodollar rate equal to the Eurodollar rate for such interest period multiplied by the statutory reserves, plus an applicable margin ranging from 1.50% to 2.50%. Interest is payable at the end of applicable interest periods for Eurodollar loans, except that if the interest period for a Eurodollar loan is longer than three months, interest is paid at the end of each three-month period. The unused portion of the Five Year Facility is subject to a commitment fee of up to 0.375%.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The credit agreements contain various covenants that, among other things, limit our ability to grant certain liens, make certain loans and investments, enter into mergers or acquisition, enter into hedging transactions, change our lines of business, prepay certain indebtedness, enter into certain affiliate transactions, incur additional indebtedness or engage in certain asset dispositions. Additionally, the credit agreements limit our ability to incur additional indebtedness subject to certain exceptions.

The credit agreements also contain financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in the credit agreements) of not more than 2.50 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of September 30, 2013, we were in compliance with all financial covenants under the credit agreements.

In addition, the credit agreements contain customary events of default, including, among others, the failure to make required payments, borrower's failure to comply with certain covenants or other agreements, borrower's breach of the representation and covenants contained in the agreements, borrower's default of certain other indebtedness, certain events of bankruptcy or insolvency and the occurrence of a change in control (as defined in the credit agreements).

Prior to the completion of the IPO, we had two revolving credit facilities, with available borrowing capacities of $40.0 million and $5.0 million. In connection with the completion of our IPO, these credit facilities were repaid in full and terminated.

Notes Payable - Affiliated

In 2012, we made a non-cash distribution of $484.0 million to our owners in the form of two unsecured promissory notes payable to FWW. Interest was charged on the notes at the applicable short-term monthly applicable federal rate as published by the Internal Revenue Service. In connection with the completion of our IPO, the $415.3 million balance of the notes to FWW was repaid in full. We also had various notes payable – affiliated, which were either repaid in full or transferred to Mosing Holdings in connection with the completion of our IPO.

All other affiliated indebtedness existing prior to the IPO was repaid.

Note 10—Fair Value Measurements

We follow fair value measurement authoritative accounting guidance for measuring fair values of assets and liabilities in financial statements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants who are independent, knowledgeable, and willing and able to transact would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. We are able to classify fair value balances based on the observability of these inputs. The authoritative guidance for fair value measurements establishes three levels of the fair value hierarchy, defined as follows:

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Liabilities

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2013
Assets:
Investments available-for-sale:
Marketable securities - deferred
compensation plan	$40,148	$—	$—	$40,148
Marketable securities - other	4,520	—	—	4,520
Liabilities:
Marketable securities - deferred
compensation plan	35,829	—	—	35,829

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2012
Assets:
Investments available-for-sale:
Marketable securities - deferred
compensation plan	$36,479	$—	$—	$36,479
Marketable securities - other	3,717	—	—	3,717
Liabilities:
Marketable securities - deferred
compensation plan	30,143	—	—	30,143

Our investments associated with our deferred compensation plan consist of marketable securities and mutual funds that are publicly traded and for which market prices are readily available. Other marketable securities are included in other assets on the consolidated balance sheets.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Fair Value Considerations

The carrying values on our consolidated balance sheet of our cash and cash equivalents, trade accounts receivable, other current assets, accounts payable, accrued and other current liabilities and lines of credit approximates fair values due to their short maturities.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. It was not practical to determine the fair value of the long-term portion of the notes payable to FWW at December 31, 2012 due to their related-party nature. The balance of the notes due FWW was repaid in August 2013.

Note 11—Preferred Stock

At September 30, 2013, we had 52,976,000 shares of Preferred Stock issued and outstanding, which are held by Mosing Holdings. Each share of Preferred Stock has a liquidation preference equal to its par value of €0.01 per share and is entitled to an annual dividend equal to 0.25% of its par value. Additionally, each share of Preferred Stock entitles its holder to one vote. Preferred stockholders vote with the common stock as a single class on all matters presented to FINV's shareholders for their vote.

The FICV Limited Partnership Agreement contains provisions linking each share of Preferred Stock to a proportionate portion of the limited partnership interest in FICV held by Mosing Holdings. Mosing Holdings has the right to redeem all or a portion of its Preferred Stock for cash equal to the par value of each share of Preferred Stock redeemed plus any accrued but unpaid dividends thereon. Simultaneously, a proportionate amount of limited partner interests in FICV would then be exchanged for FINV common stock. As of September 30, 2013, there have been no redemptions of the Preferred Stock or conversions of the FICV limited partner interests. Exchanges are subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The Preferred Stock is classified outside of permanent equity in our consolidated balance sheet at its redemption value of par plus accrued and unpaid dividends because the conversion provisions are not solely within our control.

Note 12—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease office space from an affiliated partnership. Rent expense related to these leases was $1.4 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively, and $3.1 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively.

We are a party to certain agreements relating to the rental of aircraft to Western Airways ("WA"), an entity owned by the Mosing family. Prior to the IPO, we were under agreements, whereby we leased the aircraft as needed for a rental fee per hour and reimbursed WA for a management fee and hangar rental. The rental fees exceeded the reimbursement costs and we recorded net charter income. Subsequent to the IPO, we entered into new agreements with WA for the aircraft that was retained by us whereby we are paid a flat monthly fee. We recorded net charter income of $0.3 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively, and $0.2 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively.

We had receivables totaling $5.6 million at December 31, 2012, due from our chief executive officer and certain members of the Mosing family, relating to amounts owed to us for split-dollar life insurance policy premiums that we previously maintained. The receivables were recorded in other assets on the consolidated balance sheets. The cash surrender value of $18.8 million related to such policies was recorded in other assets as of December 31, 2012. We recorded unrealized gains of $0.8 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively, in general and administrative expenses on the consolidated statements of income related to the change in the cash surrender value of the policies. The split dollar life insurance policies were transferred to Mosing Holdings in connection with the Reorganization.

In addition, we had two outstanding notes payable to FWW that were repaid in full in connection with the completion of our IPO. See Note 9 – Long-term Debt.

Note 13—Earnings Per Common Share

Basic earnings per common share is determined dividing net income, less preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, assuming all potentially dilutive shares were issued.

We apply the treasury stock method to determine the dilutive weighted average common shares represented by the unvested restricted stock units. The diluted earnings per share calculation assumes exchange of 100% of our outstanding Preferred Stock on an as if converted basis. Accordingly, the numerator is also adjusted to include the earnings allocated to the noncontrolling interest after taking into account the tax effect of such exchange.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the basic and diluted earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator - Basic
Income from continuing operations	$59,467	$90,299	$231,747	$259,129
Less: Net income attributable to
noncontrolling interest	(18,653)	(23,483)	(74,005)	(67,900)
Less: Preferred stock dividends	—	—	—	—
Discontinued operations attributable
to noncontrolling interest	—	321	10,935	1,434
Income from continuing operations
attributable to common shareholders	40,814	67,137	168,677	192,663
Income from discontinued operations
attributable to FINV	—	930	31,700	4,156
Net income attributable to common shareholders	$40,814	$68,067	$200,377	$196,819

Numerator - Diluted
Income from continuing operations
applicable to common shareholders	$40,814	$67,137	$168,677	$192,663
Add: Net income attributable to
noncontrolling interest (1)	13,893	23,483	69,245	67,900
Add: Preferred stock dividends	—	—	—	—
Diluted income from continuing operations
applicable to common shareholders	54,707	90,620	237,922	260,563
Income from discontinued operations
attributable to FINV	—	930	31,700	4,156
Dilutive net income available
to common shareholders	$54,707	$91,550	$269,622	$264,719

Denominator
Basic weighted average common shares	137,024	119,024	125,090	119,024
Exchange of noncontrolling interest
for common stock (Note 11)	52,976	52,976	52,976	52,976
Restricted stock units	435	—	145	—
Diluted weighted average common shares	190,435	172,000	178,211	172,000

Basic earnings per common share:
Continuing operations	$0.30	$0.56	$1.35	$1.62
Discontinued operations	—	0.01	0.25	0.03
Total	$0.30	$0.57	$1.60	$1.65

Diluted earnings per common share:
Continuing operations	$0.29	$0.53	$1.33	$1.52
Discontinued operations	—	—	0.18	0.02
Total	$0.29	$0.53	$1.51	$1.54

(1)	Adjusted for additional tax expense of $4.8 million for the three and nine months ended September 30, 2013 upon the assumed conversion of the Preferred Stock.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Stock-Based Compensation

2013 Long-Term Incentive Plan

In connection with the completion of our IPO, we adopted the Frank's International N.V. 2013 Long-Term Incentive Plan (the “LTIP”), under which stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, dividend equivalent rights and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after 10 years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our board of directors terminates the plan. There are 20 million shares of common stock reserved for issuance under the LTIP.

Restricted Stock Units

Subsequent to the completion of the IPO and pursuant to the LTIP, we issued 3,522,158 RSUs to management and employees. Substantially all RSUs granted under the LTIP vest ratably over a period of three years (one-third on each anniversary of the grant), except for certain grants that vest 20% on the first three anniversaries and the remaining 40% at the end of three and a half years.

Employees granted restricted stock awards are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. As such, the grant date fair value of the award is measured by reducing the grant date price of our common stock by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The resulting fair value of the restricted stock awards granted was $21.03. Compensation expense is recognized ratably over the vesting period. As of September 30, 2013, we assumed no annual forfeiture rate because of our lack of turnover and history for this type of award.

Stock-based compensation expense relating to RSUs for both the three and nine months ended September 30, 2013, was $2.5 million and is included in general and administrative expenses on the consolidated statements of income. Unamortized stock compensation expense as of September 30, 2013 relating to RSUs totaled approximately $75.0 million which will be expensed over a weighted average period of 3.2 years.

Employee Stock Purchase Plan

In connection with the completion of our IPO, we adopted the Frank's International N.V. Employee Stock Purchase Plan (the “ESPP”), which will become effective January 1, 2014. The ESPP is designed to enable eligible employees to periodically purchase shares of our common stock at a discount. Purchases are accomplished through participation in discrete offering periods. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. We have reserved three million shares of our common stock for issuance under the ESPP.

Note 15—Income Taxes

Prior to the Reorganization, FII, FCC and FTS were classified as S-corporations for U.S. income tax purposes and therefore were not subject to federal or state income taxation. Following the Reorganization, FICV is taxed as a partnership for U.S. federal income tax purposes and its domestic subsidiaries are classified as limited liability companies not subject to federal or state income taxation. As a partner in FICV, we are now subject to U.S. taxation on our allocable share of U.S. taxable income and the noncontrolling member will pay taxes with respect to its allocable share of U.S. taxable income.

For interim financial reporting, we estimate the annual tax rate based on projected pre-tax income for the full year and record a quarterly income tax provision (benefit) in accordance with Accounting Standards Codification Topic 740-270, Income taxes—Interim Reporting. As the year progresses, we refine the estimate of the year's pre-tax income as new information becomes available. The continual estimation process often results in a change to the expected effective tax rate for the year. When this occurs, we adjust the income tax provision (benefit) during the quarter in which the change in estimate occurs so that the year to date provision reflects the expected annual tax rate.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Our effective tax rate on income from continuing operations before income taxes was 25.3% and 8.7% for the three months ended September 30, 2013 and 2012, respectively, and 12.3% and 8.5% for the nine months ended September 30, 2013 and 2012, respectively. The tax rate for the three and nine months ended September 30, 2013 and 2012 is lower than the U.S. statutory income tax rate of 35% due to the exclusion of taxes on U.S. domestic income through August 14, 2013, the IPO date, as well as lower statutory tax rates in certain foreign jurisdictions where we operate.

As of September 30, 2013, there were no significant changes to our unrecognized tax benefits as reported in our audited financial statements for the year ended December 31, 2012.

Note 16—Commitments and Contingencies

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

Note 17—Segment Information

Reporting Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. We are comprised of three reportable segments: International Services, U.S. Services and Tubular Sales. We previously referred to the Tubular Sales segment as the Pipe and Products segment. We renamed this segment to better describe the business activities conducted within this segment after the sale of our centralizer manufacturing business (See Note 3).

The International Services segment provides tubular services in international offshore markets and in several onshore international regions. Our customers in these international markets are primarily large exploration and production companies, including blue-chip integrated oil and gas companies and national oil and gas companies.

The U.S. Services segment provides tubular services in almost all of the active onshore oil and gas drilling regions in the U.S., including the Permian Basin, Bakken Shale, Barnett Shale, Eagleford Shale, Haynesville Shale, Marcellus Shale and Utica Shale, as well as in the U.S. Gulf of Mexico.

The Tubular Sales segment designs and manufactures certain products that we sell or rent directly to external customers, including large outside diameter ("OD") pipe connectors and casing attachments. Finally, we distribute large OD pipe manufactured by third parties that we have equipped with weld-on end connections.

The operating results of the Tubular Sales component that was sold in June 2013 have been accounted for as discontinued operations and have been excluded from the segment results below.

Adjusted EBITDA

We define Adjusted EBITDA as income from continuing operations before net interest income or expense, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss, stock-based compensation, other non-cash adjustments and unusual or non-recurring charges. Our CODM uses Adjusted EBITDA as the primary measure of segment reporting performance.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of Segment Adjusted EBITDA to income from continuing operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Segment Adjusted EBITDA:
International Services	$48,752	$55,957	$153,134	$165,872
U.S. Services	47,215	57,178	149,494	149,213
Tubular Sales	5,338	2,464	25,893	16,051
Corporate and other	(33)	5	3	(81)
Adjusted EBITDA Total	101,272	115,604	328,524	331,055
Interest income (expense), net	170	112	(493)	305
Income tax expense	(20,185)	(8,634)	(32,569)	(24,028)
Depreciation and amortization	(19,887)	(16,827)	(56,593)	(48,480)
Loss on sale of assets	(124)	(36)	(68)	(141)
Foreign currency gain (loss)	3,161	80	(2,114)	418
Stock-based compensation expense	(2,520)	—	(2,520)	—
IPO transaction-related costs	(2,420)	—	(2,420)	—
Income from continuing operations	$59,467	$90,299	$231,747	$259,129

The following tables set forth certain financial information with respect to our reportable segments. Included in “Corporate and Other” are intersegment eliminations and costs associated with activities of a general nature (in thousands):

	International Services	U.S. Services	Tubular Sales	Corporate and Other	Total

Three Months Ended September 30, 2013
Revenue from external customers	$121,680	$108,126	$40,296	$—	$270,102
Inter-segment revenues	1,253	5,122	17,775	(24,150)	—
Adjusted EBITDA	48,752	47,215	5,338	(33)	101,272

Three Months Ended September 30, 2012
Revenue from external customers	$115,847	$112,286	$38,274	$—	$266,407
Inter-segment revenues	722	4,518	13,393	(18,633)	—
Adjusted EBITDA	55,957	57,178	2,464	5	115,604

Nine Months Ended September 30, 2013
Revenue from external customers	$353,041	$321,295	$121,314	$—	$795,650
Inter-segment revenues	2,700	15,452	53,455	(71,607)	—
Adjusted EBITDA	153,134	149,494	25,893	3	328,524

Nine Months Ended September 30, 2012
Revenue from external customers	$339,370	$315,589	$109,231	$—	$764,190
Inter-segment revenues	1,596	13,692	32,811	(48,099)	—
Adjusted EBITDA	165,872	149,213	16,051	(81)	331,055

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

These and other important factors that could affect our operating results and performance are described in (1) “Risk Factors” in Part II, Item IA of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and elsewhere within this Form 10-Q, (2) our final prospectus dated August 8, 2013 and filed with the SEC on August 9, 2013 (File No. 333-188536) (the “Prospectus”), (3) our other reports and filings we make with the SEC from time to time and (4) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2012 included in the Prospectus.

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

We conduct our business through three operating segments:

•
International Services. We currently provide our services in approximately 60 countries on six continents. Our customers in these international markets are primarily large exploration and production companies, including integrated oil and gas companies and national oil and gas companies.

•
U.S. Services. We service customers in the deep water areas of the U.S. Gulf of Mexico. In addition, we have a significant presence in almost all of the active onshore oil and gas drilling regions in the U.S., including the Permian Basin, Bakken Shale, Barnett Shale, Eagle Ford Shale, Haynesville Shale, Marcellus Shale and Utica Shale.

•
Tubular Sales. We also design and manufacture certain products that we sell or rent directly to external customers, including large outside diameter ("OD") pipe connectors and casing attachments. We also provide specialized fabrication and welding services in support of deep water projects in the U.S. Gulf of Mexico, including drilling and production risers, flowlines and pipeline end terminations, as well as long length tubulars (up to 300 feet in length) for use as caissons or pilings. Finally, we distribute large OD pipe manufactured by third parties. We previously referred to the Tubular Sales segment as the Pipe and Products segment. We renamed this segment to better describe the business activities conducted within this segment after the sale of our centralizer manufacturing business.

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

In contrast, our Tubular Sales revenues are derived from sales of certain products, including large OD pipe connectors, casing attachments and large OD pipe manufactured by third parties, directly to external customers.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as income from continuing operations before net interest income or expense, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss, stock-based compensation, other non-cash adjustments and unusual or non-recurring charges. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues. We review Adjusted EBITDA and Adjusted EBITDA margin on both a consolidated basis and on a segment basis. We use Adjusted EBITDA and Adjusted EBITDA margin to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team (such as income tax rates). Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with generally accepted accounting principles in the U.S. ("GAAP").

The following table presents a reconciliation of income from continuing operations to Adjusted EBITDA, our most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Income from continuing operations	$59,467	$90,299	$231,747	$259,129
Interest (income) expense, net	(170)	(112)	493	(305)
Depreciation and amortization	19,887	16,827	56,593	48,480
Income tax expense	20,185	8,634	32,569	24,028
Loss on sale of assets	124	36	68	141
Foreign currency (gain) loss	(3,161)	(80)	2,114	(418)
Stock-based compensation expense	2,520	—	2,520	—
IPO transaction-related costs	2,420	—	2,420	—
Adjusted EBITDA	$101,272	$115,604	$328,524	$331,055

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

Outlook

We believe the long-term outlook for the tubular services businesses is favorable and the following trends impacting our industry have increased the demand for our services and will continue to support the sustained growth that we have experienced to date:

•	increasing global demand for crude oil and natural gas has spurred increases in energy development spending;

•	significant new well development is required to replace naturally declining production;

•	increasing offshore and deep water drilling and development activity;

•	increasing complexity and costs of well construction; and

•	heightened focus on quality, safety and environmental factors.

Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Equipment rentals and services	$228,069	$225,937	$668,582	$647,307
Products (1)	42,033	40,470	127,068	116,883
Total revenue	270,102	266,407	795,650	764,190

Operating expenses:
Cost of revenues, exclusive of
depreciation and amortization
Equipment rentals and services	86,932	74,444	248,104	222,418
Products	23,862	33,063	72,481	83,367
General and administrative expenses	64,104	46,524	160,016	134,005
Depreciation and amortization	19,887	16,827	56,593	48,480
Loss on sale of assets	124	36	68	141
Operating income	75,193	95,513	258,388	275,779

Other income (expense):
Other income	1,128	3,228	8,535	6,655
Interest income (expense), net	170	112	(493)	305
Foreign currency gain (loss)	3,161	80	(2,114)	418
Total other income (expense)	4,459	3,420	5,928	7,378
Income from continuing operations
before income tax expense	79,652	98,933	264,316	283,157
Income tax expense	20,185	8,634	32,569	24,028
Income from continuing operations	59,467	90,299	231,747	259,129
Income from discontinued operations	—	1,251	42,635	5,590
Net income	59,467	91,550	274,382	264,719
Less: Net income attributable to
non controlling interest	18,653	23,483	74,005	67,900
Net income attributable to
Frank's International N.V.	$40,814	$68,067	$200,377	$196,819

(1)	Consolidated products revenue includes a small amount of revenues attributable to the U.S. Services and International Services segments.

Consolidated Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues. Revenues from external customers, excluding intersegment sales, for the three months ended September 30, 2013 increased by $3.7 million, or 1.4%, to $270.1 million from $266.4 million for the three months ended September 30, 2012. Revenues for our International Services segment increased approximately $5.8 million as a result of an increase in demand for tubular services while revenues for our U.S. Services segment decreased approximately $4.1 million primarily as a result of lower onshore rig counts in areas in which we operate. Revenues for our Tubular Sales segment increased approximately $2.0 million due to an increase in international pipe sales.
Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the three months ended September 30, 2013 increased by $3.3 million, or 3.1%, to $110.8 million from $107.5 million for the three months ended September 30, 2012, which was proportionate to our increase in revenues.

General and administrative expenses. General and administrative expenses ("G&A") for the three months ended September 30, 2013 increased by $17.6 million, or 37.8%, to $64.1 million from $46.5 million for the three months ended September 30, 2012 due to increases in bad debt expense of $5.9 million in our Latin America region, compensation related costs of $2.3 million and other property and sales taxes of $1.8 million. We incurred approximately $2.4 million in non-recurring expenses related to the closing of our IPO and $2.5 million of stock-based compensation expense upon adoption of the long-term incentive plan.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2013 increased by $3.1 million, or 18.2%, to $19.9 million from $16.8 million for the three months ended September 30, 2012. The increase was primarily attributable to assets placed in service in the fourth quarter of 2012 and in the first nine months of 2013.

Other income. Other income for the three months ended September 30, 2013 decreased by $2.1 million, or 65.1%, to $1.1 million from $3.2 million for the three months ended September 30, 2012 primarily due to the receipt of $2.9 million in death benefit proceeds in 2012 from the passing of a related party.

Foreign currency gain (loss). Foreign currency gain for the three months ended September 30, 2013 increased by $3.1 million compared from $0.1 million for the three months ended September 30, 2012 due to favorable fluctuations in foreign currency exchange rates.

Income tax expense. Income tax expense for the three months ended September 30, 2013 increased by $11.6 million, or 133.8%, to $20.2 million from $8.6 million for the three months ended September 30, 2012 primarily due to our domestic operations becoming taxable subsequent to the IPO, as well as a change in mix of earnings among countries. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these different jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Income from Discontinued Operations. The discussions above discuss only continuing operations for the three months ended September 30, 2013 and 2012. There were no discontinued operations in the third quarter of 2013 as we sold the component of our Tubular Sales segment in the second quarter of 2013. See Note 3 - Discontinued Operations of Notes to Consolidated Financial Statements.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues. Revenues from external customers, excluding intersegment revenues, for the nine months ended September 30, 2013 increased by $31.5 million, or 4.1%, to $795.7 million from $764.2 million for the nine months ended September 30, 2012. Revenues for our International and U.S. Services segments increased approximately $13.7 million and $5.7 million, respectively, as a result of an increase in demand for tubular services, and revenues for our Tubular Sales segment increased approximately $12.1 million due to an increase in international pipe sales.

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the nine months ended September 30, 2013 increased by $14.8 million, or 4.8%, to $320.6 million from $305.8 million for the nine months ended September 30, 2012. The increase was primarily attributable to increases in the cost of products of $9.6 million and compensation related costs of $7.9 million, partially offset by a $2.4 million decrease in equipment rentals.

General and administrative expenses. G&A expenses for the nine months ended September 30, 2013 increased by $26.0 million, or 19.4%, to $160.0 million from $134.0 million for the nine months ended September 30, 2012 primarily due to increases in bad debt expense of $9.9 million in our Latin America region, compensation related costs of $6.5 million and other property and sales taxes of $3.6 million. We incurred approximately $2.4 million in non-recurring expenses related to the closing of our IPO and $2.5 million of stock-based compensation expense upon adoption of the long-term incentive plan.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2013 increased by $8.1 million, or 16.7%, to $56.6 million from $48.5 million for the nine months ended September 30, 2012. The increase was primarily attributable to assets placed in service in the fourth quarter of 2012 and in the first nine months of 2013.

Other income. Other income for the nine months ended September 30, 2013 increased by $1.8 million, or 28.2%, to $8.5 million from $6.7 million for the nine months ended September 30, 2012 primarily due to the receipt of $4.1 million in additional royalties, a $1.6 million value-added tax refund and a workmen's compensation dividend of $1.1 million, all of which were partially offset by death benefit proceeds of $4.9 million received in 2012.

Income tax expense. Income tax expense for the nine months ended September 30, 2013 increased by $8.6 million, or 35.5%, to $32.6 million from $24.0 million for the nine months ended September 30, 2012 primarily due to our domestic operations becoming taxable subsequent to the IPO, as well as a change in mix of earnings among countries. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these different jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Foreign currency gain (loss). Foreign currency loss was $2.1 million for the nine months ended September 30, 2013 compared to a $0.4 million gain for the nine months ended September 30, 2012. The increase in foreign currency loss was due to unfavorable fluctuations in foreign currency exchange rates.

Income from Discontinued Operations. The discussions above discuss only continuing operations for the nine months ended September 30, 2013 and 2012. During the nine months ended September 30, 2013, we recognized a gain of $39.6 million upon the sale of a component of our Tubular Sales segment. See Note 3 - Discontinued Operations of Notes to Consolidated Financial Statements.

Operating Segment Results

The following table presents revenues and Adjusted EBITDA by segment, and a reconciliation of Adjusted EBITDA to net income from continuing operations, which is the most comparable GAAP financial measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
International Services	$122,933	$116,569	$355,741	$340,966
U.S. Services	113,248	116,804	336,747	329,281
Tubular Sales	58,071	51,667	174,769	142,042
Intersegment sales	(24,150)	(18,633)	(71,607)	(48,099)
Total	$270,102	$266,407	$795,650	$764,190

Segment Adjusted EBITDA:
International Services	$48,752	$55,957	$153,134	$165,872
U.S. Services	47,215	57,178	149,494	149,213
Tubular Sales	5,338	2,464	25,893	16,051
Corporate and other (1)	(33)	5	3	(81)
Adjusted EBITDA Total	101,272	115,604	328,524	331,055
Interest income (expense), net	170	112	(493)	305
Income tax expense	(20,185)	(8,634)	(32,569)	(24,028)
Depreciation and amortization	(19,887)	(16,827)	(56,593)	(48,480)
Loss on sale of assets	(124)	(36)	(68)	(141)
Foreign currency gain (loss)	3,161	80	(2,114)	418
Stock-based compensation expense	(2,520)	—	(2,520)	—
IPO transaction-related costs	(2,420)	—	(2,420)	—
Income from continuing operations	$59,467	$90,299	$231,747	$259,129

(1)	Corporate and other represents amounts not directly associated with an operating segment.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

International Services

Revenue for the International Services segment increased by $6.4 million for the three months ended September 30, 2013, or 5.5%, compared to the same period in 2012, primarily as a result of increased service volume due to an expanded presence in new locations and increased demand for our services from existing customers.

Adjusted EBITDA for the International Services segment decreased by $7.2 million for the three months ended September 30, 2013, or 12.9%, compared to the same period in 2012, primarily due to higher compensation related costs of $6.0 million, additional bad debt expense of $5.9 million in our Latin America region and $0.9 million of transportation costs, partially offset by the $6.4 million increase in revenue described above.

U.S. Services

Revenue for the U.S. Services segment decreased by $3.6 million for the three months ended September 30, 2013, or 3.0%, compared to the same period in 2012 primarily due to a $2.8 million decrease in onshore services as a result of a 6% decline in average onshore rig counts in areas in which we operate and an $0.8 million decrease in offshore services.

Adjusted EBITDA for the U.S. Services segment decreased by $10.0 million for the three months ended September 30, 2013, or 17.4%, compared to the same period in 2012 primarily due to higher compensation related costs of $4.2 million and death benefit proceeds of $2.0 million received in 2012, in addition to the $3.6 million decrease in revenue described above.

Tubular Sales

Revenue for the Tubular Sales segment increased by $6.4 million for the three months ended September 30, 2013, or 12.4%, compared to the same period in 2012 primarily due to an increase of $6.9 million in pipe sales in deepwater markets and an increase of $5.1 million in our International and U.S. Services segments from our manufacturing component. Partially offsetting this increase were lower domestic pipe sale revenues of $3.9 million as certain customers are concentrating their efforts on exploratory work with plans for development later in the year and into 2014.

Adjusted EBITDA for the Tubular Sales segment increased by $2.9 million for the three months ended September 30, 2013, or 116.6%, compared to the same period in 2012 as a result of the $6.4 million increase in revenue described above, partially offset by increases in transportation costs, supplies and compensation related expenses of $1.1 million, $1.1 million and $0.7 million, respectively.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

International Services

Revenue for the International Services segment increased by $14.8 million for the nine months ended September 30, 2013, or 4.3%, compared to the same period in 2012, primarily as a result of increased service volume due to an expanded presence in new locations and increased demand for our services from existing customers.

Adjusted EBITDA for the International Services segment decreased by $12.7 million for the nine months ended September 30, 2013, or 7.7%, compared to the same period in 2012, primarily due to higher compensation related costs of $13.8 million, additional bad debt expense of $9.7 million in our Latin America region, increased management fees of $3.0 million, partially offset by the $14.8 million increase in revenue described above.

U.S. Services

Revenue for the U.S. Services segment increased by $7.5 million for the nine months ended September 30, 2013, or 2.3%, compared to the same period in 2012 primarily due to $23.1 million of higher offshore services provided on production platforms. This increase was substantially offset by a $15.6 million decrease in onshore services as a result of an 8% decline in average onshore rig counts in areas in which we operate.

Adjusted EBITDA for the U.S. Services segment increased by $0.3 million for the nine months ended September 30, 2013, compared to the same period in 2012 as a result of the $7.5 million increase in revenue described above, partially offset by increases in compensation related costs of $4.9 million, franchise and other taxes of $1.4 million, and travel costs of $1.2 million.

Tubular Sales

Revenue for the Tubular Sales segment increased by $32.7 million for the nine months ended September 30, 2013, or 23.0%, compared to the same period in 2012 primarily due to an increase of $30.2 million in pipe sales in deepwater markets and an increase of $21.8 million in our International and U.S. Services segments from our manufacturing component. Partially offsetting this increase were lower domestic pipe sale revenues of $19.2 million as certain customers are concentrating their efforts on exploratory work with plans for development later in the year and into 2014.

Adjusted EBITDA for the Tubular Sales segment increased by $9.8 million for the nine months ended September 30, 2013, or 61.3%, compared to the same period in 2012 primarily as a result of the $32.7 million increase in revenue described above, partially offset by a $12.9 million increase in the cost of pipe, higher compensation related costs of $5.5 million and equipment rentals and supplies of $2.6 million.

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

Our total 2013 capital expenditure budget is $200.3 million, of which $164.0 million is for the purchase and manufacture of equipment and $36.3 million is for the purchase or construction of facilities. Our 2013 capital expenditure budget does not include any provision for acquisitions. While we have budgeted $200.3 million for the year ending December 31, 2013, the actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During the nine months ended September 30, 2013 and 2012, we invested $126.8 million and $136.6 million, respectively, in capital expenditures, which was funded from internally generated funds. We believe the remaining net proceeds from our IPO, together with cash flows from operations and additional borrowings under our credit facilities, should be sufficient to fund our capital expenditure requirements for the remainder of 2013.

We intend to pay a regular quarterly dividend on our common stock of $0.075 per share which equates to $11.5 million per quarter, or $46.1 million per year, based on the number of common shares outstanding immediately after completion of the IPO, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses. We do not have a legal obligation to pay any dividend and there can be no assurance that we will be able to do so. In order to fund the dividend on our common stock, we expect that Frank's International C.V. (“FICV”) would be required to make an aggregate annual distribution of approximately $62.0 million, based on the number of shares outstanding immediately following the completion of our IPO.

Credit Facilities

In connection with the IPO, we entered into two revolving credit facilities with certain financial institutions: (i) a $100.0 million revolving credit facility, including up to $20.0 million for letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Five Year Facility”); and (ii) a $100.0 million revolving credit facility which matures in August 2014 (the “One Year Facility” and, together with the Five Year Facility, the “Credit Facilities”). Subject to the terms of the credit agreements, we have the ability to increase the commitments under the Credit Facilities by $150.0 million. As of September 30, 2013, we did not have any outstanding indebtedness under the Credit Facilities and had $5.3 million in letters of credit outstanding.

Borrowings under the Credit Facilities bear interest, at our option, at either a base rate or an adjusted Eurodollar rate. Base rate loans under the credit facilities bear interest at a rate equal to the higher of (a) the prime rate as published in the Wall Street Journal, (b) the Federal Funds Effective Rate plus 0.50% or (c) the adjusted Eurodollar rate plus 1.00%, plus an applicable margin ranging from 0.50% to 1.50%, subject to adjustment based on the leverage ratio.

Interest is in each case payable quarterly for base-rate loans. Eurodollar loans under the Credit Facilities bear interest at an adjusted Eurodollar rate equal to the Eurodollar rate for such interest period multiplied by the statutory reserves, plus an applicable margin ranging from 1.50% to 2.50%. Interest is payable at the end of applicable interest periods for Eurodollar loans, except that if the interest period for a Eurodollar loan is longer than three months, interest is paid at the end of each three-month period. The unused portion of the Five Year Facility is subject to a commitment fee of up to 0.375%.

The credit agreements contain various covenants that, among other things, limit our ability to grant certain liens, make certain loans and investments, enter into mergers or acquisition, enter into hedging transactions, change our lines of business, prepay certain indebtedness, enter into certain affiliate transactions, incur additional indebtedness or engage in certain asset dispositions. Additionally, the credit agreements limit our ability to incur additional indebtedness subject to certain exceptions.

The credit agreements also contain financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in the credit agreements) of not more than 2.50 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of September 30, 2013, we were in compliance with all financial covenants under the credit agreements.

In addition, the credit agreements contain customary events of default, including, among others, the failure to make required payments, borrower's failure to comply with certain covenants or other agreements, borrower's breach of the representation and covenants contained in the agreements, borrower's default of certain other indebtedness, certain events of bankruptcy or insolvency and the occurrence of a change in control (as defined in the credit agreements).

Prior to the completion of the IPO, we had two revolving credit facilities, with available borrowing capacities of $40.0 million and $5.0 million. In connection with the completion of our IPO, these credit facilities were repaid in full and terminated.

Notes Payable - Affiliated

In 2012, we made a non-cash distribution of $484.0 million to our owners in the form of two unsecured promissory notes payable to FWW. In connection with the completion of our IPO, the notes to FWW were repaid in full. We also had various notes payable - affiliated, which were either repaid in full or transferred to Mosing Holdings in connection with the completion of our IPO.

All other affiliated indebtedness existing prior to the IPO was repaid.

Cash Flows from Operating, Investing and Financing Activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Operating activities	$240,157	$251,323
Investing activities	(79,621)	(141,649)
Financing activities	133,478	(91,408)
	294,014	18,266
Effect of exchange rate changes on cash activities	2,563	(1,561)
Increase in cash and cash equivalents	$296,577	$16,705

Statements of cash flows for entities with international operations that use the local currency as the functional currency exclude the effects of the changes in foreign currency exchange rates that occur during any given year, as these are noncash changes. As a result, changes reflected in certain accounts on the consolidated statements of cash flows may not reflect the changes in corresponding accounts on the consolidated balance sheets.

Operating Activities

Cash flow from operating activities was $240.2 million for the nine months ended September 30, 2013 as compared to $251.3 million in the comparable period in 2012. The decrease in 2013 was due primarily to increases in inventory and accrued expenses and other current liabilities, partially offset by an increase in net income and deferred revenue.

Investing Activities

Cash flow used in investing activities was $79.6 million for the nine months ended September 30, 2013 as compared to $141.6 million in the comparable period in 2012. The decrease in 2013 was due primarily to the $50.3 million of proceeds from the sale of assets and equipment, primarily including the sale of a component of our Tubular Sales segment as well as a $10.0 million decrease in capital expenditures.

Financing Activities

Cash flow provided by financing activities was $133.5 million for the nine months ended September 30, 2013 as compared to cash flow used in financing activities of $91.4 million in the comparable period in 2012. The increase in 2013 was due primarily to net proceeds of $711.5 million from our IPO, partially offset by $464.0 million in payments related to the FWW notes and an increase of $18.4 million in distributions to shareholders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Our contractual obligations related to noncancelable leases at September 30, 2013 increased to $47.5 million from $26.7 million at December 31, 2012 due to the entrance into new lease agreements as a result of the distribution of certain real estate to Mosing Holdings.

At September 30, 2013, we had outstanding purchase order commitments totaling $142.9 million for pipe and connectors to be used by our Tubular Sales segment. The majority of the commitments are due within the next 12 months.

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

Foreign Currency Exchange Rates

We operate in virtually every oil and natural gas exploration and production region in the world. In some parts of the world, the currency of our primary economic environment is the U.S. dollar, and we use the U.S. dollar as our functional currency. In other parts of the world, such as Europe, Norway, Venezuela and Brazil, we conduct our business in currencies other than the U.S. dollar, and the functional currency is the applicable local currency. Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive income (loss) in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded an $8.2 million adjustment to decrease our equity account for the nine months ended September 30, 2013 to reflect the change in the U.S. dollar against various foreign currencies.

For the nine months ended September, 2013, on a U.S. dollar-equivalent basis, approximately 22% of our revenue was represented by currencies other than the U.S. dollar. However, no single foreign currency poses a primary risk to us. A hypothetical 10% decrease in the exchange rates for each of the foreign currencies in which a portion of our revenues is denominated would result in a 1.3% decrease in our overall revenues for the nine months ended September 30, 2013.

In February 2013, the Venezuelan government announced a devaluation of the Bolivar Fuerte (“Bolivar”), resulting in the exchange rate declining from 4.3 to 6.3 Bolivars to the U.S. Dollar. As a result of the devaluation, we recorded a foreign currency loss of $1.8 million in the first quarter of 2013, related to the re-measurement of the Bolivar-denominated net monetary assets of our Venezuelan operations as of the date of the devaluation.

Interest Rate Risk

As of September 30, 2013, we did not have any outstanding balances under the Credit Facilities. If we borrow under the Credit Facilities in the future, we will be exposed to changes in interest rates on our floating rate borrowings under the Credit Facilities. Although we do not currently utilize interest rate derivative instruments to reduce interest rate exposure, we may do so in the future.

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

Except for the adoption of certain corporate governance policies as described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Part I, Item 1, Note 16 to our unaudited consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds of Public Offering of Common Stock

On August 14, 2013 we completed our IPO of 34,500,000 shares of common stock (including 4,500,000 shares of common stock from the full exercise of the overallotment option granted to the underwriters) at a price to the public of $22.00 per share. The offer and sale of all of the shares of common stock in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-188536), which was declared effective by the SEC on August 8, 2013. The offering did not terminate before all of the shares in the IPO that were registered in the registration statement were sold. Barclays Capital Inc., Credit Suisse Securities (USA) LLC, and Simmons & Company International acted as the representatives of the underwriters. The aggregate offering price for shares of common stock sold in the offering was approximately $759.0 million. We raised approximately $711.5 million in net proceeds from the offering, after deducting underwriting discounts and commissions of approximately $43.6 million and other offering expenses of approximately $3.9 million.

No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus.

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

*10.21	Amendment No. 5 to the Limited Partnership Agreement of Frank's International C.V., dated October 14, 2013.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Calculation Linkbase Document.
**101.DEF	XBRL Taxonomy Definition Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANK'S INTERNATIONAL N.V.

Date: November 13, 2013	By:	/s/ Mark G. Margavio
Mark G. Margavio
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)

Exhibit Index

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

*10.21	Amendment No. 5 to the Limited Partnership Agreement of Frank's International C.V., dated October 14, 2013.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Calculation Linkbase Document.
**101.DEF	XBRL Taxonomy Definition Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.