Form 10-Q
period 2014-03-31
Frank's International N.V.
filed 2014-05-06
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
OR
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

Registrant’s telephone number, including area code: +31 (0)20 693 8597
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 5, 2014, there were 153,524,000 shares of common stock, €0.01 par value per share, outstanding.

TABLE OF CONTENTS
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2014 and December 31, 2013	3
	Consolidated Statements of Income for the Three Months
	Ended March 31, 2014 and 2013	4
	Consolidated Statements of Comprehensive Income for the Three Months
	Ended March 31, 2014 and 2013	5
	Consolidated Statements of Stockholders' Equity for the Three Months
	Ended March 31, 2014 and 2013	6
	Consolidated Statements of Cash Flows for the Three Months
	Ended March 31, 2014 and 2013	7
	Notes to the Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 6.	Exhibits	30

Signatures		31

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$427,898	$404,947
Accounts receivables, net	350,088	364,817
Inventories	203,129	185,589
Other current assets	15,670	15,843
Total current assets	996,785	971,196

Property, plant and equipment, net	531,497	511,199
Goodwill and intangible assets, net	14,667	14,814
Other assets	65,678	63,986
Total assets	$1,608,627	$1,561,195

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$358	$376
Accounts payable	22,402	22,254
Deferred revenue	62,733	62,610
Accrued and other current liabilities	87,946	90,484
Total current liabilities	173,439	175,724

Deferred tax liabilities	13,107	13,114
Other non-current liabilities	39,416	38,325
Total liabilities	225,962	227,163

Commitments and contingencies (Note 15)

Series A preferred stock, €0.01 par value, 60,000,000 shares authorized;
52,976,000 shares issued and outstanding	705	705

Stockholders' equity:
Common stock, €0.01 par value, 180,000,000 shares authorized;
153,524,000 shares issued and outstanding	2,019	2,019
Additional paid-in capital	647,053	642,164
Retained earnings	485,981	455,632
Accumulated other comprehensive loss	(2,702)	(2,383)
Total stockholders' equity	1,132,351	1,097,432
Noncontrolling interest	249,609	235,895
Total equity	1,381,960	1,333,327
Total liabilities and equity	$1,608,627	$1,561,195

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Equipment rentals and services	$220,813	$205,864
Products	43,679	26,709
Total revenue	264,492	232,573

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Equipment rentals and services	83,991	67,577
Products	26,029	24,093
General and administrative expenses	59,451	43,925
Depreciation and amortization	21,193	17,693
(Gain) loss on sale of assets	(241)	23
Operating income	74,069	79,262

Other income (expense):
Other income	2,371	2,127
Interest expense, net	(44)	(202)
Foreign currency loss	(65)	(3,587)
Total other income (expense)	2,262	(1,662)
Income from continuing operations before income tax expense	76,331	77,600
Income tax expense	15,969	6,303
Income from continuing operations	60,362	71,297
Income from discontinued operations, net of tax	—	1,748
Net income	60,362	73,045
Net income attributable to noncontrolling interest	18,499	18,845
Net income attributable to Frank's International N.V.	$41,863	$54,200

Basic earnings per common share:
Continuing operations	$0.27	$0.45
Discontinued operations	—	0.01
Total	$0.27	$0.46

Diluted earnings per common share:
Continuing operations	$0.27	$0.41
Discontinued operations	—	0.01
Total	$0.27	$0.42

Weighted average common shares outstanding:
Basic	153,524	119,024
Diluted	207,202	172,000

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net income	$60,362	$73,045
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(57)	(4,276)
Unrealized gain (loss) on marketable securities, net of tax	(372)	193
Total other comprehensive loss	(429)	(4,083)
Comprehensive income	59,933	68,962
Less: Comprehensive income attributable to noncontrolling interest	18,389	17,798
Comprehensive income attributable to Frank's International N.V.	$41,544	$51,164

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2013
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Interest	Equity

Balances at December 31, 2012	119,024	$1,561	$651	$327,436	$3,254	$114,086	$446,988
Net income	—	—	—	54,200	—	18,845	73,045
Foreign currency translation
adjustments	—	—	—	—	(3,179)	(1,097)	(4,276)
Unrealized gain on marketable
securities	—	—	—	—	143	50	193
Distributions to stockholders	—	—	—	(16,579)	—	(5,720)	(22,299)
Balances at March 31, 2013	119,024	$1,561	$651	$365,057	$218	$126,164	$493,651

	Three Months Ended March 31, 2014
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Interest	Equity

Balances at December 31, 2013	153,524	$2,019	$642,164	$455,632	$(2,383)	$235,895	$1,333,327
Net income	—	—	—	41,863	—	18,499	60,362
Foreign currency translation
adjustments	—	—	—	—	(42)	(15)	(57)
Unrealized loss on marketable
securities	—	—	—	—	(277)	(95)	(372)
Stock-based compensation
expense	—	—	4,889	—	—	—	4,889
Distribution to
noncontrolling interest	—	—	—	—	—	(4,675)	(4,675)
Common stock dividends
($0.075 per share)	—	—	—	(11,514)	—	—	(11,514)
Balances at March 31, 2014	153,524	$2,019	$647,053	$485,981	$(2,702)	$249,609	$1,381,960

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income	$60,362	$73,045
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	21,193	17,783
Stock-based compensation expense	4,889	—
Amortization of deferred financing costs	96	—
Venezuelan currency devaluation charge	—	1,755
Deferred tax provision	1,526	(167)
Provision for bad debts	(245)	1,343
(Gain) loss on sale of assets	(241)	23
Changes in fair value of marketable securities	(316)	(1,314)
Increase in value of life insurance policies	—	(847)
Changes in operating assets and liabilities
Accounts receivable	13,718	(19,715)
Inventories	(24,685)	(26,421)
Other current assets	1,727	1,112
Other assets	(328)	119
Accounts payable	3,507	(248)
Deferred revenue	123	14,693
Accrued expenses and other current liabilities	(4,607)	(12,922)
Other noncurrent liabilities	1,091	2,425
Net cash provided by operating activities	77,810	50,664

Cash flows from investing activities
Purchases of property, plant and equipment	(36,902)	(40,511)
Proceeds from sale of assets and equipment	390	49
Purchase of marketable securities	(1,539)	(330)
Premiums on life insurance policies	—	(1,222)
Net cash used in investing activities	(38,051)	(42,014)

Cash flows from financing activities
Repayments of borrowings	(18)	(21,936)
Dividends paid on common stock	(11,514)	—
Distribution to noncontrolling interest	(4,675)	—
Distributions to stockholders	—	(22,299)
Net cash used in financing activities	(16,207)	(44,235)
Effect of exchange rate changes on cash due to Venezuelan devaluation	—	575
Effect of exchange rate changes on cash	(601)	5,457
Net increase (decrease) in cash	22,951	(29,553)
Cash and cash equivalents at beginning of period	404,947	152,945
Cash and cash equivalents at end of period	$427,898	$123,392

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

Basis of Presentation

The consolidated financial statements of Frank's International N.V. ("FINV"), a limited liability company organized under the laws of The Netherlands, for the three months ended March 31, 2014 and 2013 include the activities of Frank's International C.V. ("FICV") and its wholly owned subsidiaries (collectively, the "Company," "we," "us" or "our"). All intercompany accounts and transactions have been eliminated for purposes of preparing these consolidated financial statements.

Certain information and footnote disclosures required by generally accepted accounting principles in the United States of America ("GAAP") for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K filed with the Securities Exchange Commission ("SEC") on March 4, 2014. In the opinion of management, these financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments that were necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year.

The consolidated financial statements have been prepared on a historical cost basis using the United States dollar as the reporting currency.

Reclassifications

In reporting periods prior to the fourth quarter of 2013, certain costs of equipment rentals and services and product sales were misclassified between the two line items. There was no impact to previously reported operating income, income from continuing operations, net income, earnings per share or cash flow. Corrections have been made to the relevant period presented in the financial statements included herein. These corrections resulted in reductions of cost of equipment rentals and services with corresponding increases to cost of products of $7.7 million for the three months ended March 31, 2013.

We have evaluated and concluded that the identified amount was not material to our previously filed quarterly financial statements as the effect in the prior period was not material.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates ("ASUs") to the FASB’s Accounting Standards Codification.

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued amendments to guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments require entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. However, the amendments only affect gross versus net presentation and do not impact the calculation of the unrecognized tax benefit. We adopted this guidance on January 1, 2014 and the adoption did not have a material impact on our consolidated financial statements.

Note 2—Noncontrolling Interest

We hold an approximate 74.3% economic interest in FICV and are responsible for all operational, management and administrative decisions relating to FICV’s business. As a result, the financial results of FICV are consolidated with ours and we record a noncontrolling interest on our consolidated balance sheet with respect to the remaining approximately 25.7% economic interest in FICV held by Mosing Holdings, Inc. ("Mosing Holdings"). Net income attributable to noncontrolling interest on the statements of income represents the portion of earnings or loss attributable to the economic interest in FICV held by Mosing Holdings. The allocable domestic income from FICV to FINV is subject to U.S. taxation.

A reconciliation of net income attributable to noncontrolling interest is detailed as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net income	$60,362	$73,045
Add: Provision for U.S. income taxes of FINV (1)	11,424	—
Less: Loss of FINV (2)	335	424
Net income subject to noncontrolling interest	72,121	73,469
Noncontrolling interest percentage	25.7%	25.7%
Net income attributable to noncontrolling interest	$18,499	$18,845

(1)	Represents income tax expense attributable to U.S. operations of our 74.3% partnership interests in FICV.

(2)	Represents results of operations for entities outside of FICV.

Note 3—Discontinued Operations

On June 14, 2013, we sold a component of our Tubular Sales segment, which manufactured centralizers for sales to third parties. As a result, for the three months ended March 31, 2013, the operations from that component have been reported as discontinued operations on the consolidated statement of income.

Revenue and net income from the discontinued component were $4.2 million and $1.7 million, respectively, for the three months ended March 31, 2013. Net assets of $10.4 million as of June 14, 2013 were included in the disposition.

Cash flows from discontinued operations are included with cash flows from continuing operations in the consolidated statements of cash flows for the three months ended March 31, 2013.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Accounts Receivable, net

Accounts receivable at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31,	December 31,
	2014	2013
Trade accounts receivable, net of allowance
of $13,331 and $13,614, respectively	$260,433	$232,409
Unbilled receivables	72,675	105,824
Taxes receivable	9,922	20,075
Affiliated (1)	3,983	3,921
Other receivables	3,075	2,588
Total accounts receivable	$350,088	$364,817

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates and receivables for aircraft charter income.

Note 5—Inventories

Inventories at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31,	December 31,
	2014	2013
Pipe and connectors	$185,253	$168,639
Finished goods	6,655	4,114
Work in progress	2,477	2,284
Raw materials, components and supplies	8,744	10,552
Total inventories	$203,129	$185,589

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Property, Plant and Equipment

The following is a summary of property, plant and equipment at March 31, 2014 and December 31, 2013 (in thousands):

	Estimated Useful Lives in Years	March 31, 2014	December 31, 2013
Land and land improvements (1)	8-15	$22,989	$22,460
Buildings and improvements	39	63,610	63,412
Rental machinery and equipment	7	686,961	669,729
Machinery and equipment - other	7	66,723	55,306
Furniture, fixtures and computers	5	18,152	18,265
Automobiles and other vehicles	5	35,370	35,649
Aircraft	7	14,868	14,868
Leasehold improvements	7	5,805	5,729
Construction in progress - machinery
and equipment and buildings	—	96,842	88,801
		1,011,320	974,219
Less: Accumulated depreciation		(479,823)	(463,020)
Total property, plant and equipment, net		$531,497	$511,199

(1) The estimated useful life presented is only land improvements. Land does not have a depreciable life.

Note 7—Other Assets

Other assets at March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Marketable securities held in Rabbi Trust (1)	$44,039	$42,184
Deferred tax asset	7,382	7,391
Deposits	3,587	3,132
Other	10,670	11,279
Total other assets	$65,678	$63,986

(1)	See Note 10 – Fair Value Measurements

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Accrued and Other Current Liabilities

Accrued and other current liabilities at March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013

Accrued compensation	$23,883	$26,252
Accrued property and other taxes	24,145	23,018
Income taxes	574	2,870
Accrued inventory	4,270	5,419
Accrued capital expenditures	6,024	4,188
Accrued medical claims	2,676	2,779
Accrued purchase orders	2,819	5,632
Other	23,555	20,326
Total accrued and other current liabilities	$87,946	$90,484

Note 9—Debt

We have two revolving credit facilities with certain financial institutions: (i) a $100.0 million revolving credit facility, including up to $20.0 million for letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Five Year Facility”); and (ii) a $100.0 million revolving credit facility which matures in August 2014 (the “One Year Facility” and, together with the Five Year Facility, the “Credit Facilities”). Subject to the terms of the credit agreements, we have the ability to increase the commitments under the Credit Facilities by $150.0 million. At March 31, 2014 and December 31, 2013, we did not have any outstanding indebtedness under the Credit Facilities; and we had $9.6 million in letters of credit outstanding as of March 31, 2014.

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

The credit agreements also contain financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in the credit agreements) of not more than 2.50 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of March 31, 2014, we were in compliance with all financial covenants under the credit agreements.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition, the credit agreements contain customary events of default, including, among others, the failure to make required payments, the failure to comply with certain covenants or other agreements, breach of the representations and covenants contained in the agreements, default of certain other indebtedness, certain events of bankruptcy or insolvency and the occurrence of a change in control (as defined in the credit agreements).

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Liabilities

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2014
Assets:
Investments available-for-sale:
Marketable securities - deferred
compensation plan	$—	$44,039	$—	$44,039
Marketable securities - other	6,666	—	—	6,666
Liabilities:
Marketable securities - deferred
compensation plan	—	39,416	—	39,416

December 31, 2013
Assets:
Investments available-for-sale:
Marketable securities - deferred
compensation plan	$—	$42,184	$—	$42,184
Marketable securities - other	7,038	—	—	7,038
Liabilities:
Marketable securities - deferred
compensation plan	—	37,980	—	37,980

Our investments associated with our deferred compensation plan consist of marketable securities that are held in the form of investments in mutual funds and insurance contracts. Assets and liabilities measured using significant observable inputs are reported at fair value based on third-party broker statements which are derived from the fair value of the funds' underlying investments. Other marketable securities are included in other assets on the consolidated balance sheets.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Preferred Stock

At March 31, 2014, we had 52,976,000 shares of Preferred Stock issued and outstanding, which are held by Mosing Holdings. Each share of Preferred Stock has a liquidation preference equal to its par value of €0.01 per share and is entitled to an annual dividend equal to 0.25% of its par value. Additionally, each share of Preferred Stock entitles its holder to one vote. Preferred stockholders vote with the common stock as a single class on all matters presented to FINV's shareholders for their vote.

Mosing Holdings has the right to convert all or a portion of its Preferred Stock into shares of our common stock by delivery of an equivalent portion of its interest in FICV to us. Accordingly, the increase in our interest in FICV in connection with such conversion will decrease the noncontrolling interest in our financial statements that is attributable to Mosing Holdings' interest in FICV. As of March 31, 2014, there have been no redemptions of the Preferred Stock or conversions of the FICV limited partner interests. Exchanges are subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The Preferred Stock is classified outside of permanent equity in our consolidated balance sheet at its redemption value of par plus accrued and unpaid dividends because the conversion provisions are not solely within our control.

Note 12—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease office space from an affiliated partnership. Rent expense related to these leases was $1.9 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.

We are a party to certain agreements relating to the rental of aircraft to Western Airways ("WA"), an entity owned by the Mosing family. Prior to our initial public offering (the "IPO"), we had entered into agreements, whereby we leased the aircraft as needed for a rental fee per hour and reimbursed WA for a management fee and hangar rental. The rental fees exceeded the reimbursement costs and we recorded net charter income. Subsequent to the IPO, we entered into new agreements with WA for the aircraft that was retained by us whereby we are paid a flat monthly fee for dry lease rental and are charged block hours monthly. We recorded net charter expense of $0.3 million and net charter revenue of $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the basic and diluted earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Numerator - Basic
Income from continuing operations	$60,362	$71,297
Less: Net income attributable to noncontrolling interest	(18,499)	(18,845)
Less: Preferred stock dividends	—	—
Discontinued operations attributable to noncontrolling interest	—	448
Income from continuing operations attributable to common shareholders	41,863	52,900
Income from discontinued operations attributable to FINV	—	1,300
Net income available to common shareholders	$41,863	$54,200

Numerator - Diluted
Income from continuing operations attributable to common shareholders	$41,863	$52,900
Add: Net income attributable to noncontrolling interest (1)	14,560	18,845
Add: Preferred stock dividends	—	—
Diluted income from continuing operations attributable to common shareholders	56,423	71,745
Income from discontinued operations attributable to FINV	—	1,300
Dilutive net income available to common shareholders	$56,423	$73,045

Denominator
Basic weighted average common shares	153,524	119,024
Exchange of noncontrolling interest for common stock (Note 11)	52,976	52,976
Restricted stock units	702	—
Diluted weighted average common shares	207,202	172,000

Basic earnings per common share:
Continuing operations	$0.27	$0.45
Discontinued operations	—	0.01
Total	$0.27	$0.46

Diluted earnings per common share:
Continuing operations	$0.27	$0.41
Discontinued operations	—	0.01
Total	$0.27	$0.42

(1)	Adjusted for additional tax expense of $3.9 million for the three months ended March 31, 2014 upon the assumed conversion of the Preferred Stock.

Note 14—Income Taxes

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Our effective tax rate on income from continuing operations before income taxes was 20.9% and 8.1% for the three months ended March 31, 2014 and 2013, respectively. The tax rate for the three months ended March 31, 2014 and 2013 is lower than the U.S. statutory income tax rate of 35% due to lower statutory tax rates in certain foreign jurisdictions where we operate; however, our 2014 effective tax rate is higher due to our U.S. operations becoming taxable subsequent to our restructuring concurrent with the IPO.

As of March 31, 2014, there were no significant changes to our unrecognized tax benefits as reported in our audited financial statements for the year ended December 31, 2013.

Note 15—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business. Management cannot predict the ultimate outcome of such lawsuits and claims. While the lawsuits and claims are asserted for amounts that may be material should an unfavorable outcome be the result, management does not expect that the currently pending matters will have a material adverse effect on our financial position, results of operations or cash flows.

Note 16—Segment Information

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

The Tubular Sales segment designs and manufactures certain products that we sell directly to external customers, including large outside diameter ("OD") pipe connectors and casing attachments. We also provide specialized fabrication and welding services in support of deep water projects in the U.S. Gulf of Mexico, including drilling and production risers, flowlines and pipeline end terminations, as well as long length tubulars (up to 300 feet in length) for use as caissons or pilings. In addition, we distribute large OD pipe manufactured by third parties that we have equipped with weld-on end connections. This segment also designs and manufactures proprietary equipment for use in our International and U.S. Services segments.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of Segment Adjusted EBITDA to income from continuing operations (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Segment Adjusted EBITDA:
International Services	$51,028	$49,959
U.S. Services	41,879	42,793
Tubular Sales	9,374	6,501
Corporate and other	—	(148)
Adjusted EBITDA Total	102,281	99,105
Interest expense, net	(44)	(202)
Income tax expense	(15,969)	(6,303)
Depreciation and amortization	(21,193)	(17,693)
Gain (loss) on sale of assets	241	(23)
Foreign currency loss	(65)	(3,587)
Stock-based compensation expense	(4,889)	—
Income from continuing operations	$60,362	$71,297

The following tables set forth certain financial information with respect to our reportable segments. Included in “Corporate and Other” are intersegment eliminations and costs associated with activities of a general nature (in thousands):

	International Services	U.S. Services	Tubular Sales	Corporate and Other	Total

Three Months Ended March 31, 2014
Revenue from external customers	$118,585	$103,755	$42,152	$—	$264,492
Inter-segment revenues	141	5,100	16,096	(21,337)	—
Adjusted EBITDA	51,028	41,879	9,374	—	102,281

Three Months Ended March 31, 2013
Revenue from external customers	$110,489	$97,557	$24,527	$—	$232,573
Inter-segment revenues	815	5,165	16,248	(22,228)	—
Adjusted EBITDA	49,959	42,793	6,501	(148)	99,105

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

These and other important factors that could affect our operating results and performance are described in (1) “Risk Factors” in Part II, Item IA of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and elsewhere within this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2013 ("Annual Report"), (3) our other reports and filings we make with the SEC from time to time and (4) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

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

•
Tubular Sales. We design and manufacture certain products that we sell directly to external customers, including large outside diameter ("OD") pipe connectors and casing attachments. We also provide specialized fabrication and welding services in support of deep water projects in the U.S. Gulf of Mexico, including drilling and production risers, flowlines and pipeline end terminations, as well as long length tubulars (up to 300 feet in length) for use as caissons or pilings. In addition, we distribute large OD pipe manufactured by third parties that we have equipped with weld-on end connections. This segment also designs and manufactures proprietary equipment for use in our International and U.S. Services segments.

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

How We Evaluate Our Operations

We use a number of financial and operational measures to routinely analyze and evaluate the performance of our business, including revenue, Adjusted EBITDA, Adjusted EBITDA margin and safety performance.

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

The following table presents a reconciliation of income from continuing operations to Adjusted EBITDA, our most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Income from continuing operations	$60,362	$71,297
Interest expense, net	44	202
Depreciation and amortization	21,193	17,693
Income tax expense	15,969	6,303
(Gain) loss on sale of assets	(241)	23
Foreign currency loss	65	3,587
Stock-based compensation expense	4,889	—
Adjusted EBITDA	$102,281	$99,105

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

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Equipment rentals and services	$220,813	$205,864
Products (1)	43,679	26,709
Total revenue	264,492	232,573

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Equipment rentals and services	83,991	67,577
Products	26,029	24,093
General and administrative expenses	59,451	43,925
Depreciation and amortization	21,193	17,693
(Gain) loss on sale of assets	(241)	23
Operating income	74,069	79,262

Other income (expense):
Other income	2,371	2,127
Interest expense, net	(44)	(202)
Foreign currency loss	(65)	(3,587)
Total other income (expense)	2,262	(1,662)
Income from continuing operations before income tax expense	76,331	77,600
Income tax expense	15,969	6,303
Income from continuing operations	60,362	71,297
Income from discontinued operations, net of tax	—	1,748
Net income	60,362	73,045
Less: Net income attributable to noncontrolling interest	18,499	18,845
Net income attributable to Frank's International N.V.	$41,863	$54,200

(1)	Consolidated products revenue includes a small amount of revenues attributable to the U.S. Services and International Services segments.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues. Revenues from external customers for the three months ended March 31, 2014 increased by $31.9 million, or 13.7%, to $264.5 million from $232.6 million for the three months ended March 31, 2013. The increase was primarily attributable to higher revenues in all of our segments, most notably in our Tubular Sales segment, with revenues increasing $17.6 million due to an increase in demand for our pipe. Our International and U.S. Services segments experienced higher revenues as a result of an increase in drilling activity.

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the three months ended March 31, 2014 increased by $18.4 million, or 20.0%, to $110.0 million from $91.7 million for the three months ended March 31, 2013. The increase was primarily attributable to increases in pipe costs of $17.0 million and compensation related costs of $7.5 million resulting from the increase in drilling activity described above, partially offset by various year-over-year cost decreases.

General and administrative expenses. G&A expenses for the three months ended March 31, 2014 increased by $15.5 million, or 35.3%, to $59.5 million from $43.9 million for the three months ended March 31, 2013 primarily due to stock based compensation expense of $4.9 million, compensation related costs of $4.6 million, and medical claims of $2.7 million. The increase in medical claims is a result of a change in estimate of incurred but not reported claims.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2014 increased by $3.5 million, or 19.8%, to $21.2 million from $17.7 million for the three months ended March 31, 2013. The increase was primarily attributable to a higher depreciable base resulting from property and equipment additions.

Foreign currency loss. Foreign currency loss was $0.1 million and $3.6 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in foreign currency loss was due to favorable fluctuations in foreign currency exchange rates and a $1.8 million charge related to the devaluation of the Venezuelan Bolivar in the first quarter of 2013.

Income tax expense. Income tax expense for the three months ended March 31, 2014 increased by $9.7 million, or 153.4%, to $16.0 million from $6.3 million for the three months ended March 31, 2013 primarily due to our U.S. operations becoming taxable subsequent to the IPO, as well as a change in the mix of earnings among countries. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these different jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Income from discontinued operations. The discussions above describe only continuing operations for the three months ended March 31, 2014 and 2013. See Note 3 - Discontinued Operations of Notes to Consolidated Financial Statements.

Operating Segment Results

The following table presents revenues and Adjusted EBITDA by segment, and a reconciliation of Adjusted EBITDA to net income from continuing operations, which is the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenue:
International Services	$118,726	$111,304
U.S. Services	108,855	102,722
Tubular Sales	58,248	40,775
Intersegment sales	(21,337)	(22,228)
Total	$264,492	$232,573

Segment Adjusted EBITDA:
International Services	$51,028	$49,959
U.S. Services	41,879	42,793
Tubular Sales	9,374	6,501
Corporate and other (1)	—	(148)
Adjusted EBITDA Total	102,281	99,105
Interest expense, net	(44)	(202)
Income tax expense	(15,969)	(6,303)
Depreciation and amortization	(21,193)	(17,693)
Gain (loss) on sale of assets	241	(23)
Foreign currency loss	(65)	(3,587)
Stock-based compensation expense	(4,889)	—
Income from continuing operations	$60,362	$71,297

(1)	Corporate and other represents amounts not directly associated with an operating segment.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

International Services

Revenue for the International Services segment increased by $7.4 million for the three months ended March 31, 2014, or 6.7%, compared to the same period in 2013, primarily as a result of increased demand for our services in West Africa and the Middle and Far East. We experienced a decrease in Latin America due to the termination of certain contracts in late 2013.

Adjusted EBITDA for the International Services segment increased by $1.1 million for the three months ended March 31, 2014, or 2.1%, compared to the same period in 2013, primarily due to the $7.4 million increase in revenue, partially offset by higher compensation related costs of $5.7 million, which are included within cost of revenue and general and administrative expenses.

U.S. Services

Revenue for the U.S. Services segment increased by $6.1 million for the three months ended March 31, 2014, or 6.0%, compared to the same period in 2013 primarily due to $9.0 million of higher offshore revenue from our Lafayette and Houma locations, which provide mainly offshore services. This increase was partially offset by a $2.8 million decrease from our office locations that provide onshore services.

Adjusted EBITDA for the U.S. Services segment decreased by $0.9 million for the three months ended March 31, 2014, or 2.1%, compared to the same period in 2013 as a result of higher compensation related costs of $7.2 million which are included within cost of revenue and general and administrative expenses. The decrease was substantially offset by the $6.1 million increase in revenue.

Tubular Sales

Revenue for the Tubular Sales segment increased by $17.5 million for the three months ended March 31, 2014, or 42.9%, compared to the same period in 2013 primarily due to an increase of $16.4 million in pipe sales in deepwater markets and higher fabrication revenues of $2.1 million.

Adjusted EBITDA for the Tubular Sales segment increased by $2.9 million for the three months ended March 31, 2014, or 44.2%, compared to the same period in 2013 primarily as a result of the $17.5 million increase in revenue described above. Partially offsetting this increase was an increase in cost of revenues including higher material costs of approximately $13.3 million and higher supplies expenses of $0.7 million.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity to date have been cash flows from operations and the net proceeds we received from our IPO in 2013 as well as our credit facilities. Our primary uses of capital have been for organic growth capital expenditures and acquisitions. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our 2014 capital expenditures are estimated at $250.0 million, of which approximately $140.0 million is for the purchase and manufacture of equipment and the remainder for the purchase or construction of facilities. Our 2014 capital expenditures budget does not include any provision for acquisitions. While we have budgeted $250.0 million for the year ending December 31, 2014, the actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During the three months ended March 31, 2014 and 2013, we invested $36.9 million and $40.5 million, respectively, in capital expenditures, which was funded from internally generated funds. We believe the remaining net proceeds from our IPO, together with cash flows from operations and additional borrowings under our credit facilities, should be sufficient to fund our capital expenditure requirements for the remainder of 2014.

At March 31, 2014, we had a cash balance of $427.9 million, of which $388.3 million was held by foreign subsidiaries in order to fund their operations. Accordingly, our foreign unremitted earnings are considered permanently reinvested and unavailable for repatriation.

We paid dividends of $11.5 million, or $0.075 per common share, during the three months ended March 31, 2014. We expect to pay a regular cash dividend at an annual rate of $0.30 per common share; however, the timing, declaration, amount of, and payment of any dividends is within the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by our board of directors. We do not have a legal obligation to pay any dividend and there can be no assurance that we will be able to do so.

Credit Facilities

We have two revolving credit facilities with certain financial institutions: (i) a $100.0 million revolving credit facility, including up to $20.0 million for letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Five Year Facility”); and (ii) a $100.0 million revolving credit facility which matures in August 2014 (the “One Year Facility” and, together with the Five Year Facility, the “Credit Facilities”). Subject to the terms of the credit agreements, we have the ability to increase the commitments under the Credit Facilities by $150.0 million. As of March 31, 2014 and December 31, 2013, we did not have any outstanding indebtedness under the Credit Facilities; and we had $9.6 million in letters of credit outstanding as of March 31, 2014.

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

The credit agreements also contain financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in the credit agreements) of not more than 2.50 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of March 31, 2014, we were in compliance with all financial covenants under the credit agreements.

In addition, the credit agreements contain customary events of default, including, among others, the failure to make required payments, failure to comply with certain covenants or other agreements, breach of the representations and covenants contained in the agreements, default of certain other indebtedness, certain events of bankruptcy or insolvency and the occurrence of a change in control (as defined in the credit agreements).

Tax Receivable Agreement

On August 14, 2013, in connection with the completion of our initial public offering, we entered into a tax receivable agreement (the “TRA”) with FICV and Mosing Holdings. The TRA generally provides for the payment by us to Mosing Holdings of 85% of the amount of the actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax in periods after the IPO (which reductions we refer to as "cash savings") as a result of (i) the tax basis increases resulting from the transfer of FICV interests to us in connection with a conversion of shares of Preferred Stock into shares of our common stock and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. In addition, the TRA will provide for interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. We will retain the remaining 15% of cash savings, if any, in realized income tax savings. The payment obligations under the TRA are our obligations and not obligations of FICV. The term of the TRA continues until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRA.

If we elect to terminate the TRA early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that Mosing Holdings or its transferees own on the termination date are deemed to be exchanged on the termination date). In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control.

Cash Flows from Operating, Investing and Financing Activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Operating activities	$77,810	$50,664
Investing activities	(38,051)	(42,014)
Financing activities	(16,207)	(44,235)
	23,552	(35,585)
Effect of exchange rate changes on cash activities	(601)	6,032
Increase (decrease) in cash and cash equivalents	$22,951	$(29,553)

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

Operating Activities

Cash flow from operating activities was $77.8 million for the three months ended March 31, 2014 as compared to $50.7 million in the comparable period in 2013. The increase in 2014 was due to the increase in cash flows from the net change in our working capital accounts, primarily accounts receivable and accrued expenses and other current liabilities, partially offset by the decrease in net income.

Investing Activities

Cash flow used in investing activities was $38.1 million for the three months ended March 31, 2014 as compared to $42.0 million in the comparable period in 2013 as a result of a decrease in capital expenditures in the first quarter of 2014.

Financing Activities

Cash flow used in financing activities was $16.2 million for the three months ended March 31, 2014 as compared to $44.2 million in the comparable period in 2013. The decrease in 2014 was due primarily to the fact that we had a negligible amount of debt repayments in 2014 while repayments of borrowings were $21.9 million in the first quarter of 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes to our significant accounting policies from those disclosed in our Annual Report.

Impact of Recent Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of accounting standards we recently adopted or will be required to adopt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks that arise from changes in foreign currency exchange rates and interest rates. A discussion of our market risk exposure is presented below.

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

For the three months ended March 31, 2014, on a U.S. dollar-equivalent basis, approximately16% of our revenue was represented by currencies other than the U.S. dollar. However, no single foreign currency poses a primary risk to us. A hypothetical 10% decrease in the exchange rates for each of the foreign currencies in which a portion of our revenues is denominated would result in a 0.8% decrease in our overall revenues for the three months ended March 31, 2014.

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

During 2014, Venezuela enacted certain changes to its foreign exchange system such that, in addition to the official rate of 6.3 Bolivars per U.S. Dollar, there are now two other legal exchange rates (approximately 11 and 51 Bolivars, respectively, to the U. S. Dollar as of March 31, 2014) that may be obtained via different exchange rate mechanisms. During the first quarter of 2014, we continued to remeasure local currency transactions and balances at the official exchange rate of 6.3 Bolivars per U.S. dollar.

At March 31, 2014, we had approximately $5.4 million in net monetary assets denominated in Bolivars, respectively. In the event of a devaluation of the official exchange rate or if we were to determine that it is more appropriate to utilize one of the other legal exchange rates for financial reporting purposes, it would result in our recording a devaluation charge in our consolidated statement of income.

Interest Rate Risk

As of March 31, 2014, we did not have any outstanding balances under the Credit Facilities. If we borrow under the Credit Facilities in the future, we will be exposed to changes in interest rates on our floating rate borrowings under the Credit Facilities. Although we do not currently utilize interest rate derivative instruments to reduce interest rate exposure, we may do so in the future.

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Part I, Item 1, Note 15 to our unaudited consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 4, 2014, which risks could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 6.     Exhibits

The Exhibit Index, which follows the signature page to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANK'S INTERNATIONAL N.V.

Date: May 6, 2014	By:	/s/ Mark G. Margavio
Mark G. Margavio
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

3.1
Deed of Amendment to Articles of Association of Frank's International N.V., dated August 13, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

†10.1
Indemnification Agreement dated February 3, 2014, by and among Frank's International N.V. and Burney J. Latiolais, Jr. (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 4, 2014).

†10.2
Indemnification Agreement dated February 3, 2014, by and among Frank's International N.V. and Victor C. Szabo (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 4, 2014).

†10.3
Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Non-Employee Director Form) (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K (File No. 001-36053) filed on March 4, 2014).

†10.4
Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Employee Form) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K (File No. 001-36053) filed on March 4, 2014).

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