Form 10-Q
period 2014-06-30
Frank's International N.V.
filed 2014-08-08
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 6, 2014, there were 153,524,000 shares of common stock, €0.01 par value per share, outstanding.

TABLE OF CONTENTS
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at June 30, 2014 and December 31, 2013	3
	Consolidated Statements of Income for the Three and Six Months
	Ended June 30, 2014 and 2013	4
	Consolidated Statements of Comprehensive Income for the Three and Six Months
	Ended June 30, 2014 and 2013	5
	Consolidated Statements of Stockholders' Equity for the Six Months
	Ended June 30, 2014 and 2013	6
	Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2014 and 2013	7
	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 6.	Exhibits	35

Signatures		36

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$443,676	$404,947
Accounts receivables, net	360,295	364,817
Inventories	213,522	185,589
Other current assets	15,531	15,843
Total current assets	1,033,024	971,196

Property, plant and equipment, net	546,033	511,199
Goodwill and intangible assets, net	14,520	14,814
Other assets	64,477	63,986
Total assets	$1,658,054	$1,561,195

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$340	$376
Accounts payable	15,745	22,254
Deferred revenue	69,918	62,610
Accrued and other current liabilities	95,343	90,484
Total current liabilities	181,346	175,724

Deferred tax liabilities	15,315	13,114
Other non-current liabilities	41,234	38,325
Total liabilities	237,895	227,163

Commitments and contingencies (Note 15)

Series A preferred stock, €0.01 par value, 52,976,000 shares authorized,
issued and outstanding	705	705

Stockholders' equity:
Common stock, €0.01 par value, 745,120,000 shares authorized;
153,524,000 shares issued and outstanding	2,019	2,019
Additional paid-in capital	662,400	642,164
Retained earnings	509,681	455,632
Accumulated other comprehensive loss	(1,838)	(2,383)
Total stockholders' equity	1,172,262	1,097,432
Noncontrolling interest	247,192	235,895
Total equity	1,419,454	1,333,327
Total liabilities and equity	$1,658,054	$1,561,195

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Equipment rentals and services	$231,838	$234,649	$452,651	$440,513
Products	41,099	58,326	84,778	85,035
Total revenue	272,937	292,975	537,429	525,548

Operating expenses:
Cost of revenues, exclusive of depreciation
and amortization
Equipment rentals and services	90,029	82,061	174,020	149,638
Products	26,261	36,060	52,290	60,153
General and administrative expenses	71,760	51,987	131,211	95,912
Depreciation and amortization	21,895	19,013	43,088	36,706
(Gain) loss on sale of assets	154	(79)	(87)	(56)
Operating income	62,838	103,933	136,907	183,195

Other income (expense):
Other income	2,918	5,280	5,289	7,407
Interest income (expense), net	80	(461)	36	(663)
Foreign currency gain (loss)	65	(1,688)	—	(5,275)
Total other income (expense)	3,063	3,131	5,325	1,469
Income from continuing operations before
income tax expense	65,901	107,064	142,232	184,664
Income tax expense	15,852	6,081	31,821	12,384
Income from continuing operations	50,049	100,983	110,411	172,280
Income from discontinued operations, net of tax	—	40,887	—	42,635
Net income	50,049	141,870	110,411	214,915
Net income attributable to noncontrolling interest	14,833	36,506	33,332	55,351
Net income attributable to
Frank's International N.V.	$35,216	$105,364	$77,079	$159,564

Basic earnings per common share:
Continuing operations	$0.23	$0.63	$0.50	$1.07
Discontinued operations	—	0.26	—	0.27
Total	$0.23	$0.89	$0.50	$1.34

Diluted earnings per common share:
Continuing operations	$0.23	$0.59	$0.50	$1.00
Discontinued operations	—	0.23	—	0.25
Total	$0.23	$0.82	$0.50	$1.25

Weighted average common shares outstanding:
Basic	153,524	119,024	153,524	119,024
Diluted	207,822	172,000	207,641	172,000

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$50,049	$141,870	$110,411	$214,915
Other comprehensive income (loss):
Foreign currency translation
adjustments, net of tax	948	(3,056)	891	(7,332)
Unrealized gain (loss) on marketable
securities, net of tax	215	(513)	(157)	(320)
Total other comprehensive income (loss)	1,163	(3,569)	734	(7,652)
Comprehensive income	51,212	138,301	111,145	207,263
Less: Comprehensive income attributable to
noncontrolling interest	15,131	35,591	33,521	53,388
Comprehensive income attributable to
Frank's International N.V.	$36,081	$102,710	$77,624	$153,875

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2013
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Interest	Equity

Balances at December 31, 2012	119,024	$1,561	$651	$327,436	$3,254	$114,086	$446,988
Net income	—	—	—	159,564	—	55,351	214,915
Foreign currency translation
adjustments	—	—	—	—	(5,451)	(1,881)	(7,332)
Unrealized loss on marketable
securities	—	—	—	—	(238)	(82)	(320)
Distributions to stockholders	—	—	—	(78,340)	—	(27,027)	(105,367)
Balances at June 30, 2013	119,024	$1,561	$651	$408,660	$(2,435)	$140,447	$548,884

	Six Months Ended June 30, 2014
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Interest	Equity

Balances at December 31, 2013	153,524	$2,019	$642,164	$455,632	$(2,383)	$235,895	$1,333,327
Net income	—	—	—	77,079	—	33,332	110,411
Foreign currency translation
adjustments	—	—	—	—	662	229	891
Unrealized loss on marketable
securities	—	—	—	—	(117)	(40)	(157)
Stock-based compensation
expense	—	—	20,236	—	—	—	20,236
Distribution to
noncontrolling interest	—	—	—	—	—	(22,224)	(22,224)
Common stock dividends
($0.15 per share)	—	—	—	(23,029)	—	—	(23,029)
Preferred stock dividends	—	—	—	(1)	—	—	(1)
Balances at June 30, 2014	153,524	$2,019	$662,400	$509,681	$(1,838)	$247,192	$1,419,454

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income	$110,411	$214,915
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	43,088	36,851
Stock-based compensation expense	20,236	—
Amortization of deferred financing costs	172	—
Venezuelan currency devaluation charge	—	1,755
Deferred tax provision	3,021	(1,201)
Provision for (recovery of) bad debts	(222)	3,757
Gain on sale of assets	(87)	(39,686)
Changes in fair value of marketable securities	(1,305)	(1,289)
Increase in value of life insurance policies	—	(815)
Changes in operating assets and liabilities
Accounts receivable	4,371	(58,599)
Inventories	(40,178)	(48,173)
Other current assets	1,826	(2,095)
Other assets	1,556	(566)
Accounts payable	411	(150)
Deferred revenue	7,307	36,803
Accrued expenses and other current liabilities	8,432	4,449
Other noncurrent liabilities	2,906	3,998
Net cash provided by operating activities	161,945	149,954

Cash flows from investing activities
Purchases of property, plant and equipment	(77,722)	(87,468)
Proceeds from sale of assets and equipment	2,489	50,253
Purchase of marketable securities	(1,539)	(1,024)
Premiums on life insurance policies	—	(2,366)
Net cash used in investing activities	(76,772)	(40,605)

Cash flows from financing activities
Repayments of borrowings	(36)	(53,404)
Dividends paid on common stock	(23,029)	—
Dividends paid on preferred stock	(1)	—
Distribution to noncontrolling interest	(22,224)	—
Distributions to stockholders	—	(105,367)
Net cash used in financing activities	(45,290)	(158,771)
Effect of exchange rate changes on cash due to Venezuelan devaluation	—	575
Effect of exchange rate changes on cash	(1,154)	1,909
Net increase (decrease) in cash	38,729	(46,938)
Cash and cash equivalents at beginning of period	404,947	152,945
Cash and cash equivalents at end of period	$443,676	$106,007

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

Basis of Presentation

The consolidated financial statements of Frank's International N.V. ("FINV"), a limited liability company organized under the laws of The Netherlands, for the three and six months ended June 30, 2014 and 2013 include the activities of Frank's International C.V. ("FICV") and its wholly owned subsidiaries (collectively, the "Company," "we," "us" or "our"). All intercompany accounts and transactions have been eliminated for purposes of preparing these consolidated financial statements.

Certain information and footnote disclosures required by generally accepted accounting principles in the United States of America ("GAAP") for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K filed with the Securities Exchange Commission ("SEC") on March 4, 2014. In the opinion of management, these financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments, that were necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year.

The consolidated financial statements have been prepared on a historical cost basis using the United States dollar as the reporting currency. Our functional currency is primarily the United States dollar.

Reclassifications

In reporting periods prior to the fourth quarter of 2013, certain costs of equipment rentals and services and product sales were misclassified between the two line items. There was no impact to previously reported operating income, income from continuing operations, net income, earnings per share or cash flow. Corrections have been made to the relevant period presented in the financial statements included herein. These corrections resulted in reductions of cost of equipment rentals and services with corresponding increases to cost of products of $3.8 million and $11.5 million for the three months and six months ended June 30, 2013.

We have evaluated and concluded that the identified amount was not material to our previously filed quarterly financial statements.

Out-Of-Period Adjustment

During our review of the three months ended June 30, 2014, we identified a non-cash error that originated in prior periods. The error related to the attribution of the cost of share-based compensation to the requisite service periods of retirement-eligible employees. Awards made pursuant to the 2013 Long-Term Incentive Plan generally provided that the awards vest if the employee retires. The requisite service period for awards does not extend beyond the date on which an employee becomes eligible to retire, which causes the requisite service period to be either two years or the period from grant date to the date on which each employee becomes retirement eligible. In the second quarter of 2014, we discovered that share-based compensation expense related to retirement-eligible employees was cumulatively understated through the first quarter of 2014 by approximately $7.5 million. Because the errors were immaterial both in the periods in which they arose and in which they were corrected, the correction was recorded as an out-of-period adjustment in the second quarter of 2014 and is included in general and administrative expenses on the consolidated statements of income.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2014, the FASB issued amendments to guidance on stock-based compensation which states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. The guidance is effective for us beginning January 1, 2016 and is not expected to have a material impact on our consolidated financial financial statements.

In May 2014, the FASB issued amendments to guidance that provide explicit guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services. Under the new standard update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us in the first quarter of 2017. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of net income attributable to noncontrolling interest is detailed as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$50,049	$141,870	$110,411	$214,915
Add: Provision for U.S. income taxes of FINV (1)	7,936	—	19,360	—
Less: (Income) loss of FINV (2)	(155)	456	180	880
Net income subject to noncontrolling interest	57,830	142,326	129,951	215,795
Noncontrolling interest percentage	25.7%	25.7%	25.7%	25.7%
Net income attributable to noncontrolling interest	$14,833	$36,506	$33,332	$55,351

(1)	Represents income tax expense attributable to U.S. operations of our 74.3% partnership interests in FICV.

(2)	Represents results of operations for entities outside of FICV.

Note 3—Discontinued Operations

On June 14, 2013, we sold a component of our Tubular Sales segment, which manufactured centralizers for sales to third parties and recognized a gain on the sale of $39.6 million, which is included in income from discontinued operations on the consolidated statements of income. As a result, for the three and six months ended June 30, 2013, the operations from that component have been reported as discontinued operations on the consolidated statement of income.

Revenue and net income from the discontinued component were $3.4 million and $40.9 million, respectively, for the three months ended June 30, 2013 and $7.6 million and $42.6 million, respectively, for the six months ended June 30, 2013. Net assets of $10.4 million as of June 14, 2013 were included in the disposition.

Cash flows from discontinued operations are included with cash flows from continuing operations in the consolidated statements of cash flows for the six months ended June 30, 2013.

Note 4—Accounts Receivable, net

Accounts receivable at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Trade accounts receivable, net of allowance
of $13,333 and $13,614, respectively	$242,652	$232,409
Unbilled receivables	86,759	105,824
Taxes receivable	24,355	20,075
Affiliated (1)	3,242	3,921
Other receivables	3,287	2,588
Total accounts receivable	$360,295	$364,817

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates and receivables for aircraft charter income.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventories

Inventories at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Pipe and connectors	$197,102	$168,639
Finished goods	2,831	4,114
Work in progress	2,659	2,284
Raw materials, components and supplies	10,930	10,552
Total inventories	$213,522	$185,589

Note 6—Property, Plant and Equipment

The following is a summary of property, plant and equipment at June 30, 2014 and December 31, 2013 (in thousands):

	Estimated Useful Lives in Years	June 30, 2014	December 31, 2013
Land and land improvements (1)	8-15	$23,193	$22,460
Buildings and improvements	39	64,120	63,412
Rental machinery and equipment	7	716,101	669,729
Machinery and equipment - other	7	68,052	55,306
Furniture, fixtures and computers	5	18,781	18,265
Automobiles and other vehicles	5	36,878	35,649
Aircraft	7	14,868	14,868
Leasehold improvements	7	6,131	5,729
Construction in progress - machinery
and equipment and buildings	—	98,707	88,801
		1,046,831	974,219
Less: Accumulated depreciation		(500,798)	(463,020)
Total property, plant and equipment, net		$546,033	$511,199

(1) The estimated useful life presented is only land improvements. Land does not have a depreciable life.

Note 7—Other Assets

Other assets at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Marketable securities held in Rabbi Trust (1)	$45,028	$42,184
Deferred tax asset	6,895	7,391
Deposits	3,368	3,132
Other	9,186	11,279
Total other assets	$64,477	$63,986

(1)	See Note 10 – Fair Value Measurements

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Accrued and Other Current Liabilities

Accrued and other current liabilities at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013

Accrued compensation	$30,780	$26,252
Accrued property and other taxes	28,112	23,018
Income taxes	2,395	2,870
Accrued inventory	2,758	5,419
Accrued capital expenditures	3,072	4,188
Accrued medical claims	2,533	2,779
Accrued purchase orders	4,575	5,632
Other	21,118	20,326
Total accrued and other current liabilities	$95,343	$90,484

Note 9—Debt

We have two revolving credit facilities with certain financial institutions: (i) a $100.0 million revolving credit facility, including up to $20.0 million for letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Five Year Facility”); and (ii) a $100.0 million revolving credit facility which matures in August 2014 (the “One Year Facility” and, together with the Five Year Facility, the “Credit Facilities”). Subject to the terms of the credit agreements, we have the ability to increase the commitments under the Credit Facilities by $150.0 million. At June 30, 2014 and December 31, 2013, we did not have any outstanding indebtedness under the Credit Facilities. In addition, we had $10.0 million in letters of credit outstanding as of June 30, 2014.

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

The Credit Facilities contain various covenants that, among other things, limit our ability to grant certain liens, make certain loans and investments, enter into mergers or acquisitions, enter into hedging transactions, change our lines of business, prepay certain indebtedness, enter into certain affiliate transactions, incur additional indebtedness or engage in certain asset dispositions.

The Credit Facilities also contain financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in the credit agreements) of not more than 2.50 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of June 30, 2014, we were in compliance with all financial covenants under the Credit Facilities.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Liabilities

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2014
Assets:
Investments available-for-sale:
Marketable securities - deferred
compensation plan	$—	$45,028	$—	$45,028
Marketable securities - other	6,881	—	—	6,881
Liabilities:
Marketable securities - deferred
compensation plan	—	41,234	—	41,234

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Preferred Stock

At June 30, 2014, we had 52,976,000 shares of Preferred Stock issued and outstanding, which were held by Mosing Holdings. Each share of Preferred Stock has a liquidation preference equal to its par value of €0.01 per share and is entitled to an annual dividend equal to 0.25% of its par value. The preferred dividend of $705 was paid on May 29, 2014. Additionally, each share of Preferred Stock entitles its holder to one vote. Preferred stockholders vote with the common stock as a single class on all matters presented to FINV's shareholders for their vote.

Mosing Holdings has the right to convert all or a portion of its Preferred Stock into shares of our common stock by delivery of an equivalent portion of its interest in FICV to us. Accordingly, the increase in our interest in FICV in connection with such conversion will decrease the noncontrolling interest in our financial statements that is attributable to Mosing Holdings' interest in FICV. As of June 30, 2014, there have been no redemptions of the Preferred Stock or conversions of the FICV limited partner interests. Exchanges are subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The Preferred Stock is classified outside of permanent equity in our consolidated balance sheet at its redemption value of par plus accrued and unpaid dividends because the conversion provisions are not solely within our control.

Note 12—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease office space from an affiliated partnership. Rent expense related to these leases was $1.6 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, and $3.5 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively.

We are a party to certain agreements relating to the rental of aircraft to Western Airways ("WA"), an entity owned by the Mosing family. Prior to our initial public offering (the "IPO"), we had entered into agreements, whereby we leased the aircraft as needed for a rental fee per hour and reimbursed WA for a management fee and hangar rental. The rental fees exceeded the reimbursement costs and we recorded net charter income. Subsequent to the IPO, we entered into new agreements with WA for the aircraft that was retained by us whereby we are paid a flat monthly fee for dry lease rental and are charged block hours monthly. We recorded net charter expense of $0.3 million and net charter revenue of $0.3 million for the three months ended June 30, 2014 and 2013, respectively, and net charter expense of $0.7 million and net charter revenue of $0.5 million for the six months ended June 30, 2014 and 2013, respectively.

Tax Receivable Agreement

Mosing Holdings and its permitted transferees may exchange the required proportion of the holder's interest in FICV for cash accompanied by the conversion of such shares into shares of our common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions (the “Exchange”). FICV intends to make an election under Section 754 of the Code effective for each taxable year in which an Exchange occurs. Pursuant to the Section 754 election, each future Exchange is expected to result in an adjustment to the tax basis of the tangible and intangible assets of FICV, and these adjustments will be allocated to FINV. Certain of the adjustments to the tax basis of the tangible and intangible assets of FICV described above would not have been available absent these future Exchanges. The anticipated basis adjustments are expected to increase the tax basis (and thereby reduce the amount of tax that FINV would otherwise be required to pay in the future). These basis adjustments may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

The tax receivable agreement generally provides for the payment by FINV of 85% of actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax (which reductions we refer to as “cash savings”) in periods after our initial public offering as a result of (i) the basis increases resulting from the Exchanges and (ii) imputed interest deemed to be paid by FINV as a result of, and additional tax basis arising from, payments under the tax receivable agreement. In addition, the tax receivable agreement will provide for payment by FINV of interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the tax receivable agreement.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The payment obligations under the tax receivable agreement are FINV’s obligations and are not obligations of FICV. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless FINV exercises its right to terminate the tax receivable agreement.

Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise. The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the relative value of FINV’s U.S. and international assets at the time of the exchange, the price of FINV’s common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of the taxable income FINV realizes in the future and the tax rate then applicable, FINV’s use of loss carryovers and the portion of its payments under the tax receivable agreement constituting imputed interest or depreciable or amortizable basis. FINV expects that the payments that it will be required to make under the tax receivable agreement will be substantial but that it will be able to fund such payments. There may be a negative impact on our liquidity if, as a result of timing discrepancies, the payments under the tax receivable agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement. The payments under the tax receivable agreement will not be conditioned upon a holder of rights under a tax receivable agreement having a continued ownership interest in either FICV or FINV.

The tax receivable agreement provides that we may terminate it early. If FINV elects to terminate the tax receivable agreement early, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the tax receivable agreement (based upon certain assumptions and deemed events set forth in the tax receivable agreement, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that Mosing Holdings or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the tax receivable agreement will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the tax receivable agreement could have a substantial negative impact on FINV’s liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the tax receivable agreement were terminated on June 30, 2014, the estimated termination payment would be approximately $76.0 million (calculated using a discount rate of 3.4%). The foregoing number is merely an estimate and the actual payment could differ materially.

Because FINV is a holding company with no operations of its own, its ability to make payments under the tax receivable agreement is dependent on the ability of FICV to make distributions to it in an amount sufficient to cover FINV’s obligations under such agreements; this ability, in turn, may depend on the ability of FICV’s subsidiaries to provide payments to it. The ability of FICV and its subsidiaries to make such distributions will be subject to, among other things, the applicable provisions of Dutch law that may limit the amount of funds available for distribution and restrictions in our debt instruments. To the extent that FINV is unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid, and FINV will be prohibited from paying dividends on its common stock.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the basic and diluted earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator - Basic
Income from continuing operations	$50,049	$100,983	$110,411	$172,280
Less: Net income attributable to
noncontrolling interest	(14,833)	(36,506)	(33,332)	(55,351)
Discontinued operations attributable
to noncontrolling interest	—	10,488	—	10,936
Less: Preferred stock dividends	(1)	—	(1)	—
Income from continuing operations
attributable to common shareholders	35,215	74,965	77,078	127,865
Income from discontinued operations
attributable to FINV	—	30,399	—	31,699
Net income available to common shareholders	$35,215	$105,364	$77,078	$159,564

Numerator - Diluted
Income from continuing operations
attributable to common shareholders	$35,215	$74,965	$77,078	$127,865
Add: Exchange of noncontrolling interest
for common stock (1)	11,776	26,018	26,336	44,415
Add: Preferred stock dividends	1	—	1	—
Diluted income from continuing operations
attributable to common shareholders	46,992	100,983	103,415	172,280
Income from discontinued operations, net of tax	—	40,887	—	42,635
Dilutive net income available
to common shareholders	$46,992	$141,870	$103,415	$214,915

Denominator
Basic weighted average common shares	153,524	119,024	153,524	119,024
Exchange of noncontrolling interest
for common stock (Note 11)	52,976	52,976	52,976	52,976
Restricted stock units	1,322	—	1,141	—
Diluted weighted average common shares	207,822	172,000	207,641	172,000

Basic earnings per common share:
Continuing operations	$0.23	$0.63	$0.50	$1.07
Discontinued operations	—	0.26	—	0.27
Total	$0.23	$0.89	$0.50	$1.34

Diluted earnings per common share:
Continuing operations	$0.23	$0.59	$0.50	$1.00
Discontinued operations	—	0.23	—	0.25
Total	$0.23	$0.82	$0.50	$1.25

(1)	Adjusted for additional tax expense of $3.1 million and $7 million for the three and six months ended June 30, 2014, respectively, upon the assumed conversion of the Preferred Stock.

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

Our effective tax rate on income from continuing operations before income taxes was 24.1% and 5.7% for the three months ended June 30, 2014 and 2013, respectively, and 22.4% and 6.7% for the six months ended June 30, 2014 and 2013, respectively. The tax rate for all periods is lower than the U.S. statutory income tax rate of 35% due to lower statutory tax rates in certain foreign jurisdictions where we operate; however, our 2014 effective tax rate is higher due to our U.S. operations becoming taxable subsequent to our restructuring concurrent with the IPO.

As of June 30, 2014, there were no significant changes to our unrecognized tax benefits as reported in our audited financial statements for the year ended December 31, 2013.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of June 30, 2014. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

Adjusted EBITDA

We define Adjusted EBITDA as income from continuing operations before net interest income or expense, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss, stock-based compensation, other non-cash adjustments and unusual or non-recurring charges. We review Adjusted EBITDA on both a consolidated basis and on a segment basis. We use Adjusted EBITDA to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team (such as income tax rates). Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with generally accepted accounting principles in the U.S. ("GAAP").

Our CODM uses Adjusted EBITDA as the primary measure of segment reporting performance.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of Segment Adjusted EBITDA to income from continuing operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Segment Adjusted EBITDA:
International Services	$48,873	$54,423	$99,902	$104,382
U.S. Services	44,968	59,486	86,846	102,279
Tubular Sales	9,311	14,054	18,685	20,555
Corporate and other	—	184	—	36
Adjusted EBITDA Total	103,152	128,147	205,433	227,252
Interest income (expense), net	80	(461)	36	(663)
Income tax expense	(15,852)	(6,081)	(31,821)	(12,384)
Depreciation and amortization	(21,895)	(19,013)	(43,088)	(36,706)
Gain (loss) on sale of assets	(154)	79	87	56
Foreign currency gain (loss)	65	(1,688)	—	(5,275)
Stock-based compensation expense	(15,347)	—	(20,236)	—
Income from continuing operations	$50,049	$100,983	$110,411	$172,280

The following tables set forth certain financial information with respect to our reportable segments. Included in “Corporate and Other” are intersegment eliminations and costs associated with activities of a general nature (in thousands):

	International Services	U.S. Services	Tubular Sales	Corporate and Other	Total

Three Months Ended June 30, 2014
Revenue from external customers	$129,456	$105,564	$37,917	$—	$272,937
Inter-segment revenues	230	5,624	19,575	(25,429)	—
Adjusted EBITDA	48,873	44,968	9,311	—	103,152

Three Months Ended June 30, 2013
Revenue from external customers	$120,872	$115,612	$56,491	$—	$292,975
Inter-segment revenues	631	5,165	19,431	(25,227)	—
Adjusted EBITDA	54,423	59,486	14,054	184	128,147

Six Months Ended June 30, 2014
Revenue from external customers	$248,041	$209,319	$80,069	$—	$537,429
Inter-segment revenues	371	10,724	35,671	(46,766)	—
Adjusted EBITDA	99,902	86,846	18,685	—	205,433

Six Months Ended June 30, 2013
Revenue from external customers	$231,361	$213,169	$81,018	$—	$525,548
Inter-segment revenues	1,446	10,330	35,679	(47,455)	—
Adjusted EBITDA	104,382	102,279	20,555	36	227,252

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

Overview of Business

We are a 76 year-old global provider of highly engineered tubular services to the oil and gas industry. We provide our services to leading exploration and production companies in both offshore and onshore environments, with a focus on complex and technically demanding wells.

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

The following table presents a reconciliation of income from continuing operations to Adjusted EBITDA, our most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Income from continuing operations	$50,049	$100,983	$110,411	$172,280
Interest (income) expense, net	(80)	461	(36)	663
Depreciation and amortization	21,895	19,013	43,088	36,706
Income tax expense	15,852	6,081	31,821	12,384
(Gain) loss on sale of assets	154	(79)	(87)	(56)
Foreign currency (gain) loss	(65)	1,688	—	5,275
Stock-based compensation expense	15,347	—	20,236	—
Adjusted EBITDA	$103,152	$128,147	$205,433	$227,252

For a reconciliation of our Adjusted EBITDA on a segment basis to the most comparable measure calculated in accordance with GAAP, see “—Operating Segment Results.”

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Equipment rentals and services	$231,838	$234,649	$452,651	$440,513
Products (1)	41,099	58,326	84,778	85,035
Total revenue	272,937	292,975	537,429	525,548

Operating expenses:
Cost of revenues, exclusive of
depreciation and amortization
Equipment rentals and services	90,029	82,061	174,020	149,638
Products	26,261	36,060	52,290	60,153
General and administrative expenses	71,760	51,987	131,211	95,912
Depreciation and amortization	21,895	19,013	43,088	36,706
(Gain) loss on sale of assets	154	(79)	(87)	(56)
Operating income	62,838	103,933	136,907	183,195

Other income (expense):
Other income	2,918	5,280	5,289	7,407
Interest income (expense), net	80	(461)	36	(663)
Foreign currency gain (loss)	65	(1,688)	—	(5,275)
Total other income (expense)	3,063	3,131	5,325	1,469
Income from continuing operations
before income tax expense	65,901	107,064	142,232	184,664
Income tax expense	15,852	6,081	31,821	12,384
Income from continuing operations	50,049	100,983	110,411	172,280
Income from discontinued operations, net of tax	—	40,887	—	42,635
Net income	50,049	141,870	110,411	214,915
Less: Net income attributable to
noncontrolling interest	14,833	36,506	33,332	55,351
Net income attributable to
Frank's International N.V.	$35,216	$105,364	$77,079	$159,564

(1)	Consolidated products revenue includes a small amount of revenues attributable to the U.S. Services and International Services segments.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues. Revenues from external customers, excluding intersegment sales, for the three months ended June 30, 2014 decreased by $20.0 million, or 6.8%, to $272.9 million from $293.0 million for the three months ended June 30, 2013. Revenues for our International Services segment increased approximately $8.6 million as a result of an increase in demand and expansion in new locations, while revenues for our U.S. Services segment decreased approximately $10.0 million primarily as a result of lower revenues in both our onshore and offshore locations. Revenues for our Tubular Sales segment decreased approximately $18.6 million primarily due to lower international pipe sales as demand decreased during the current quarter.

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the three months ended June 30, 2014 decreased by $1.8 million, or 1.6%, to $116.3 million from $118.1 million for the three months ended June 30, 2013, primarily due to a decrease in the cost of pipe sold of $11.3 million, substantially offset by increases in compensation related costs, freight and transportation costs, and repairs and maintenance of $4.2 million, $3.3 million and $2.1 million, respectively.

General and administrative expenses. General and administrative expenses ("G&A") for the three months ended June 30, 2014 increased by $19.8 million, or 38.0%, to $71.8 million from $52.0 million for the three months ended June 30, 2013 primarily due to stock based compensation expense of $15.3 million. Included in this amount is an out- of-period adjustment of $7.5 million which corrected the amortization of expense related to retirement-eligible employees (see Note 1 to our consolidated financial statements for additional detail). Compensation related costs and medical claims of $2.8 million and $1.0 million, respectively, also contributed to the increase.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2014 increased by $2.9 million, or 15.2%, to $21.9 million from $19.0 million for the three months ended June 30, 2013. The increase was primarily attributable to a higher depreciable base resulting from property and equipment additions.

Other income. Other income for the three months ended June 30, 2014 decreased by $2.4 million, or 44.7%, to $2.9 million from $5.3 million for the three months ended June 30, 2013 primarily due to the receipt of $3.2 million additional royalties in 2013.

Foreign currency gain (loss). Foreign currency gain for the three months ended June 30, 2014 increased by $1.8 million from three months ended June 30, 2013 due to favorable fluctuations in foreign currency exchange rates.

Income tax expense. Income tax expense for the three months ended June 30, 2014 increased by $9.8 million, or 160.7%, to $15.9 million from $6.1 million for the three months ended June 30, 2013 primarily due to our U.S. operations becoming taxable subsequent to the IPO, as well as a change in mix of earnings among countries. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these different jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Income from discontinued operations. The discussions above describe only continuing operations for the three months ended June 30, 2014 and 2013. See Note 3 - Discontinued Operations of Notes to Unaudited Consolidated Financial Statements.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues. Revenues from external customers for the six months ended June 30, 2014 increased by $11.9 million, or 2.3%, to $537.4 million from $525.5 million for the six months ended June 30, 2013. Revenues for our International Services segment increased approximately $16.7 million as a result of an increase in demand for tubular services while revenues for our U.S. Services segment decreased approximately $3.9 million primarily from a decrease in demand for onshore services. Revenues for our Tubular Sales segment remained relatively constant, decreasing by less than $1.0 million.

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the six months ended June 30, 2014 increased by $16.5 million, or 7.9%, to $226.3 million from $209.8 million for the six months ended June 30, 2013. The increase was primarily attributable to compensation related costs of $12.8 million, freight expense of $4.6 million, and repairs and maintenance of $2.5 million, partially offset by a decrease in subcontract expense of $4.7 million.

General and administrative expenses. G&A expenses for the six months ended June 30, 2014 increased by $35.3 million, or 36.8%, to $131.2 million from $95.9 million for the six months ended June 30, 2013 primarily due to stock based compensation expense of $20.2 million. Included in this amount is an out-of-period adjustment of $7.5 million which corrected the amortization of expense related to retirement-eligible employees (see Note 1 to our consolidated financial statements for additional detail). Compensation related costs and medical claims of $7.7 million and $3.7 million, respectively, also contributed to the increase. The increase in medical claims is a result of a change in estimated claims in 2013 and a higher volume of claims in 2014.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2014 increased by $6.4 million, or 17.4%, to $43.1 million from $36.7 million for the six months ended June 30, 2013. The increase was primarily attributable to a higher depreciable base resulting from property and equipment additions.

Foreign currency gain (loss). Foreign currency loss for the six months ended June 30, 2014 decreased by $5.3 million from the six months ended June 30, 2013 due to favorable fluctuations in foreign currency exchange rates.

Income tax expense. Income tax expense for the six months ended June 30, 2014 increased by $19.4 million, or 157.0%, to $31.8 million from $12.4 million for the six months ended June 30, 2013 primarily due to our U.S. operations becoming taxable subsequent to the IPO, as well as a change in the mix of earnings among countries. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these different jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Income from discontinued operations. The discussions above describe only continuing operations for the six months ended June 30, 2014 and 2013. See Note 3 - Discontinued Operations of Notes to Unaudited Consolidated Financial Statements.

Operating Segment Results

The following table presents revenues and Adjusted EBITDA by segment, and a reconciliation of Adjusted EBITDA to net income from continuing operations, which is the most comparable GAAP financial measure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
International Services	$129,686	$121,503	$248,412	$232,807
U.S. Services	111,188	120,777	220,043	223,499
Tubular Sales	57,492	75,922	115,740	116,697
Intersegment sales	(25,429)	(25,227)	(46,766)	(47,455)
Total	$272,937	$292,975	$537,429	$525,548

Segment Adjusted EBITDA:
International Services	$48,873	$54,423	$99,902	$104,382
U.S. Services	44,968	59,486	86,846	102,279
Tubular Sales	9,311	14,054	18,685	20,555
Corporate and other (1)	—	184	—	36
Adjusted EBITDA Total	103,152	128,147	205,433	227,252
Interest income (expense), net	80	(461)	36	(663)
Income tax expense	(15,852)	(6,081)	(31,821)	(12,384)
Depreciation and amortization	(21,895)	(19,013)	(43,088)	(36,706)
Gain (loss) on sale of assets	(154)	79	87	56
Foreign currency gain (loss)	65	(1,688)	—	(5,275)
Stock-based compensation expense	(15,347)	—	(20,236)	—
Income from continuing operations	$50,049	$100,983	$110,411	$172,280

(1)	Corporate and other represents amounts not directly associated with an operating segment.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

International Services

Revenue for the International Services segment increased by $8.2 million for the three months ended June 30, 2014, or 6.7%, compared to the same period in 2013, primarily as a result of increased service volume due to an expanded presence in new locations, particularly in West Africa, and increased demand for our services from existing customers.

Adjusted EBITDA for the International Services segment decreased by $5.6 million for the three months ended June 30, 2014, or 10.2%, compared to the same period in 2013, primarily due to compensation related costs of $6.1 million, freight and transportation costs of $2.6 million, equipment rentals and business expenses of $1.2 million each and several small decreases in various categories. The decrease was partially offset by the $8.2 million increase in revenue described above.

U.S. Services

Revenue for the U.S. Services segment decreased by $9.6 million for the three months ended June 30, 2014, or 7.9%, compared to the same period in 2013 due to $4.2 million of decreased offshore revenue from our Lafayette and Houma locations as a result of unscheduled maintenance and delays in new rig entrants. In addition, our onshore services experienced a decrease of $5.9 million.

Adjusted EBITDA for the U.S. Services segment decreased by $14.5 million for the three months ended June 30, 2014, or 24.4%, compared to the same period in 2013 primarily due to additional royalties of $3.2 million received in 2013 and higher repairs and maintenance of $1.5 million, in addition to the $9.6 million decrease in revenue described above.

Tubular Sales

Revenue for the Tubular Sales segment decreased by $18.4 million for the three months ended June 30, 2014, or 24.3%, compared to the same period in 2013 primarily due to a decrease of $17.4 million in international pipe sales as a consequence of the timing of customer projects.

Adjusted EBITDA for the Tubular Sales segment decreased by $4.7 million for the three months ended June 30, 2014, or 33.7%, compared to the same period in 2013 as a result of the $18.4 million decrease in revenue described above, partially offset by an $11.3 million decrease in the cost of pipe sold and several small decreases in various categories.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

International Services

Revenue for the International Services segment increased by $15.6 million for the six months ended June 30, 2014, or 6.7%, compared to the same period in 2013, primarily as a result of the awarding of new contracts around the globe. We experienced a decrease in Latin America due to the termination of certain contracts in late 2013.

Adjusted EBITDA for the International Services segment decreased by $4.5 million for the six months ended June 30, 2014, or 4.3%, compared to the same period in 2013, primarily due to higher compensation related costs of $11.6 million, which are included within cost of revenue and general and administrative expenses, freight and transportation costs of $3.5 million, business expenses of $1.8 million and equipment rentals of $1.4 million. The decrease was partially offset by the $15.6 million increase in revenue.

U.S. Services

Revenue for the U.S. Services segment decreased by $3.5 million for the six months ended June 30, 2014, or 1.5%, compared to the same period in 2013 primarily due to an $8.7 million decrease for onshore services as a result of a decrease in demand. This decrease was partially offset by $4.9 million of higher offshore revenue from our Lafayette and Houma locations.

Adjusted EBITDA for the U.S. Services segment decreased by $15.4 million for the six months ended June 30, 2014, or 15.1%, compared to the same period in 2013 as a result of lower revenues as described above as well as higher compensation related costs of $5.6 million which are included within cost of revenue and general and administrative expenses. The segment also experienced a $3.9 million increase in medical claims as a result of a change in estimated claims in 2013 and a higher volume of claims in 2014.

Tubular Sales

Revenue for the Tubular Sales segment decreased by $1.0 million for the six months ended June 30, 2014, or 0.8%, compared to the same period in 2013.

Adjusted EBITDA for the Tubular Sales segment decreased by $1.9 million for the six months ended June 30, 2014, or 9.1%, compared to the same period in 2013 due to the $1.0 million decrease in revenue as well a slight increase in compensation related costs.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity to date have been cash flows from operations and the net proceeds we received from our IPO in 2013 supplemented by available borrowing capacity under our Credit Facilities. Our primary uses of capital have been for organic growth capital expenditures and acquisitions. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

We have revised our estimated capital expenditures for 2014 from $250.0 million to $190.0 million due to delays in the building of new facilities and less spending on rental equipment. While we have budgeted $190.0 million for the year ending December 31, 2014, the actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During the six months ended June 30, 2014 and 2013, we invested $77.7 million and $87.5 million, respectively, in capital expenditures, which was funded from internally generated funds. We believe the remaining net proceeds from our IPO, together with cash flows from operations and additional borrowings under our Credit Facilities, should be sufficient to fund our capital expenditure requirements for the remainder of 2014.

At June 30, 2014, we had a cash balance of $443.7 million, of which $343.3 million was held by non-U.S. subsidiaries in order to fund their operations. Accordingly, our foreign unremitted earnings are considered permanently reinvested and unavailable for repatriation.

We paid dividends of $23.0 million, or an aggregate of $0.15 per common share, during the six months ended June 30, 2014. On August 6, 2014, our board of directors approved to increase the quarterly dividend from $0.075 per share to $0.15 per share. The timing, declaration, amount of, and payment of any dividends is within the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by our board of directors. We do not have a legal obligation to pay any dividend and there can be no assurance that we will be able to do so.

Credit Facilities

We have two revolving credit facilities with certain financial institutions: (i) a $100.0 million revolving credit facility, including up to $20.0 million for letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Five Year Facility”); and (ii) a $100.0 million revolving credit facility which matures in August 2014 (the “One Year Facility” and, together with the Five Year Facility, the “Credit Facilities”). Subject to the terms of the credit agreements, we have the ability to increase the commitments under the Credit Facilities by $150.0 million. As of June 30, 2014 and December 31, 2013, we did not have any outstanding indebtedness under the Credit Facilities. In addition, we had $10.0 million in letters of credit outstanding as of June 30, 2014.

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
The Credit Facilities contain various covenants that, among other things, limit our ability to grant certain liens, make certain loans and investments, enter into mergers or acquisitions, enter into hedging transactions, change our lines of business, prepay certain indebtedness, enter into certain affiliate transactions, incur additional indebtedness or engage in certain asset dispositions.

The Credit Facilities also contain financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in the credit agreements) of not more than 2.50 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of June 30, 2014, we were in compliance with all financial covenants under the credit agreements.

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

In certain circumstances, we may be required to make payments under the tax receivable agreement that we have entered into with Mosing Holdings. In most circumstances, these payments will be associated with the actual cash tax savings that we recognize in connection with a conversion of Preferred Stock, which would reduce the actual tax benefit to us. If we were to choose to terminate the tax receivable agreement early or enter into certain change of control transactions, we may incur payment obligations prior to the time we actually incur any tax benefit. In those circumstances, we would need to pay the amounts out of cash on hand, finance the payments or refrain from triggering the obligation. Though we do not have any present intention of triggering an advance payment under the tax receivable agreement, based on our current liquidity and our expected ability to access debt and equity financing, we believe we would be able to make such a payment if necessary. Any such payment could reduce our cash on hand and our borrowing availability, however, which would also reduce the amount of cash available to operate our business, to fund capital expenditures and to be paid as dividends to our stockholders, among other things. Please see Note 12 to our unaudited consolidated financial statements.
Cash Flows from Operating, Investing and Financing Activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Operating activities	$161,945	$149,954
Investing activities	(76,772)	(40,605)
Financing activities	(45,290)	(158,771)
	39,883	(49,422)
Effect of exchange rate changes on cash activities	(1,154)	2,484
Increase (decrease) in cash and cash equivalents	$38,729	$(46,938)

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

Operating Activities

Cash flow from operating activities was $161.9 million for the six months ended June 30, 2014 as compared to $150.0 million in the comparable period in 2013. The increase in 2014 was primarily due to the change in accounts receivable and deferred revenue, partially offset by an increase in tax expense resulting from our U.S. operations becoming taxable subsequent to our initial public offering.

Investing Activities

Cash flow used in investing activities was $76.8 million for the six months ended June 30, 2014 as compared to $40.6 million in the comparable period in 2013. The increase was primarily a result of the proceeds received from the sale of our manufacturing component in 2013. See Note 3 to our unaudited consolidated financial statements.

Financing Activities

Cash flow used in financing activities was $45.3 million for the six months ended June 30, 2014 as compared to $158.8 million in the comparable period in 2013. The decrease in 2014 was due primarily due to repayments of borrowings of $53.4 million and payments to shareholders of $105.4 million during the first half of 2013. The decrease was partially offset by the payment of dividends of $23.0 million and distributions to the noncontrolling interests of $22.2 million in 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes to our significant accounting policies from those disclosed in our Annual Report.

Impact of Recent Accounting Pronouncements

Refer to Note 1 to the unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of accounting standards we recently adopted or will be required to adopt.

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

For the six months ended June 30, 2014, on a U.S. dollar-equivalent basis, approximately 17% of our revenue was represented by currencies other than the U.S. dollar. However, no single foreign currency poses a primary risk to us. A hypothetical 10% decrease in the exchange rates for each of the foreign currencies in which a portion of our revenues is denominated would result in a 0.7% decrease in our overall revenues for the six months ended June 30, 2014.

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

During 2014, Venezuela enacted certain changes to its foreign exchange system such that, in addition to the official rate of 6.3 Bolivars per U.S. Dollar, there are now two other legal exchange rates (approximately 11 and 50 Bolivars, respectively, to the U. S. Dollar as of June 30, 2014) that may be obtained via different exchange rate mechanisms. During the six months ended June 30, 2014, we continued to remeasure local currency transactions and balances at the official exchange rate of 6.3 Bolivars per U.S. dollar.

At June 30, 2014, we had approximately $7.3 million in net monetary assets denominated in Bolivars. In the event of a devaluation of the official exchange rate or if we were to determine that it is more appropriate to utilize one of the other legal exchange rates for financial reporting purposes, it would result in our recording a devaluation charge in our consolidated statement of income.

Interest Rate Risk

As of June 30, 2014, we did not have any outstanding balances under the Credit Facilities. If we borrow under the Credit Facilities in the future, we will be exposed to changes in interest rates on our floating rate borrowings under the Credit Facilities. Although we do not currently utilize interest rate derivative instruments to reduce interest rate exposure, we may do so in the future.

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FRANK'S INTERNATIONAL N.V.

Date: August 8, 2014	By:	/s/ John W. Sinders
John W.Sinders
Executive Vice President, Administration and
Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1
Deed of Amendment to Articles of Association of Frank's International N.V., dated May 14, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 16, 2014).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Calculation Linkbase Document.
**101.DEF	XBRL Taxonomy Definition Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.