Form 10-Q
period 2014-09-30
Frank's International N.V.
filed 2014-11-07
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 5, 2014, there were 154,274,329 shares of common stock, €0.01 par value per share, outstanding.

TABLE OF CONTENTS
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2014 and December 31, 2013	3
	Consolidated Statements of Income for the Three and Nine Months
	Ended September 30, 2014 and 2013	4
	Consolidated Statements of Comprehensive Income for the Three and Nine Months
	Ended September 30, 2014 and 2013	5
	Consolidated Statements of Stockholders' Equity for the Nine Months
	Ended September 30, 2014 and 2013	6
	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2014 and 2013	7
	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 6.	Exhibits	34

Signatures		35

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$468,388	$404,947
Accounts receivables, net	368,428	364,817
Inventories	210,536	185,589
Other current assets	15,727	15,843
Total current assets	1,063,079	971,196

Property, plant and equipment, net	567,306	511,199
Goodwill and intangible assets, net	14,278	14,814
Other assets	61,277	63,986
Total assets	$1,705,940	$1,561,195

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$322	$376
Accounts payable	16,449	22,254
Deferred revenue	77,224	62,610
Accrued and other current liabilities	105,168	90,484
Total current liabilities	199,163	175,724

Deferred tax liabilities	14,485	13,114
Other non-current liabilities	41,180	38,325
Total liabilities	254,828	227,163

Commitments and contingencies (Note 16)

Series A preferred stock, €0.01 par value, 52,976,000 shares authorized,
issued and outstanding	705	705

Stockholders' equity:
Common stock, €0.01 par value, 745,120,000 shares authorized;
154,477,597 issued and 154,272,613 outstanding at 2014 and
153,524,000 shares issued and outstanding at 2013	2,032	2,019
Additional paid-in capital	671,601	642,164
Retained earnings	533,886	455,632
Accumulated other comprehensive loss	(7,911)	(2,383)
Treasury stock (at cost), 204,984 shares at 2014	(4,154)	—
Total stockholders' equity	1,195,454	1,097,432
Noncontrolling interest	254,953	235,895
Total equity	1,450,407	1,333,327
Total liabilities and equity	$1,705,940	$1,561,195

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Equipment rentals and services	$254,047	$228,069	$706,698	$668,582
Products	42,136	42,033	126,914	127,068
Total revenue	296,183	270,102	833,612	795,650

Operating expenses:
Cost of revenues, exclusive of depreciation
and amortization
Equipment rentals and services	97,919	79,213	271,939	228,851
Products	23,237	31,581	75,527	91,734
General and administrative expenses	65,220	64,104	196,431	160,016
Depreciation and amortization	23,254	19,887	66,342	56,593
Loss on sale of assets	280	124	193	68
Operating income	86,273	75,193	223,180	258,388

Other income (expense):
Other income	1,483	1,128	6,772	8,535
Interest income (expense), net	(13)	170	23	(493)
Foreign currency gain (loss)	(526)	3,161	(526)	(2,114)
Total other income	944	4,459	6,269	5,928
Income from continuing operations before
income tax expense	87,217	79,652	229,449	264,316
Income tax expense	19,777	20,185	51,598	32,569
Income from continuing operations	67,440	59,467	177,851	231,747
Income from discontinued operations, net of tax	—	—	—	42,635
Net income	67,440	59,467	177,851	274,382
Net income attributable to noncontrolling interest	20,094	18,653	53,426	74,005
Net income attributable to
Frank's International N.V.	$47,346	$40,814	$124,425	$200,377

Basic earnings per common share:
Continuing operations	$0.31	$0.30	$0.81	$1.35
Discontinued operations	—	—	—	0.25
Total	$0.31	$0.30	$0.81	$1.60

Diluted earnings per common share:
Continuing operations	$0.31	$0.29	$0.80	$1.27
Discontinued operations	—	—	—	0.24
Total	$0.31	$0.29	$0.80	$1.51

Weighted average common shares outstanding:
Basic	153,923	137,024	153,659	125,090
Diluted	207,934	190,435	207,751	178,211

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$67,440	$59,467	$177,851	$274,382
Other comprehensive income (loss):
Foreign currency translation
adjustments, net of tax	(6,260)	(911)	(5,369)	(8,243)
Unrealized gain (loss) on marketable
securities, net of tax	(1,900)	1,462	(2,057)	1,142
Total other comprehensive income (loss)	(8,160)	551	(7,426)	(7,101)
Comprehensive income	59,280	60,018	170,425	267,281
Less: Comprehensive income attributable to
noncontrolling interest	18,007	18,794	51,528	72,184
Comprehensive income attributable to
Frank's International N.V.	$41,273	$41,224	$118,897	$195,097

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2013
					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Interest	Equity
Balances at December 31, 2012	119,024	$1,561	$651	$327,436	$3,254	$—	$114,086	$446,988
Net income	—	—	—	200,377	—	—	74,005	274,382
Distribution of net assets
to Mosing Holdings	—	—	—	(40,507)	—	—	(13,974)	(54,481)
Capital contribution by NCI
equity holders to subsidiary	—	—	—	—	—	—	3,002	3,002
Issuance of common stock
upon IPO, net of
offering costs	34,500	458	634,239	—	—	—	76,814	711,511
Foreign currency
translation adjustments	—	—	—	—	(6,129)	—	(2,114)	(8,243)
Unrealized gain on
marketable securities	—	—	—	—	849	—	293	1,142
Stock-based compensation
expense	—	—	2,520	—	—	—	—	2,520
Distributions to stockholders	—	—	—	(78,340)	—	—	(27,027)	(105,367)
Other	—	—	54	—	—	—	—	54
Balances at September 30, 2013	153,524	$2,019	$637,464	$408,966	$(2,026)	$—	$225,085	$1,271,508

	Nine Months Ended September 30, 2014
					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Interest	Equity
Balances at December 31, 2013	153,524	$2,019	$642,164	$455,632	$(2,383)	$—	$235,895	$1,333,327
Net income	—	—	—	124,425	—	—	53,426	177,851
Foreign currency
translation adjustments	—	—	—	—	(3,996)	—	(1,373)	(5,369)
Unrealized loss on
marketable securities	—	—	—	—	(1,532)	—	(525)	(2,057)
Stock-based
compensation expense	—	—	29,450	—	—	—	—	29,450
Distribution to
noncontrolling interest	—	—	—	—	—	—	(32,470)	(32,470)
Common stock dividends
($0.30 per share)	—	—	—	(46,170)	—	—	—	(46,170)
Preferred stock dividends	—	—	—	(1)	—	—	—	(1)
Common shares issued
upon vesting of restricted
stock units	954	13	(13)	—	—	—	—	—
Treasury shares withheld	(205)	—	—	—	—	(4,154)	—	(4,154)
Balances at September 30, 2014	154,273	$2,032	$671,601	$533,886	$(7,911)	$(4,154)	$254,953	$1,450,407

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income	$177,851	$274,382
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	66,342	56,738
Stock-based compensation expense	29,450	2,520
Amortization of deferred financing costs	235	43
Venezuelan currency devaluation charge	—	1,755
Deferred tax provision	1,966	(2,806)
Provision for (recovery of) bad debts	(113)	11,786
(Gain) loss on sale of assets	193	(39,561)
Changes in fair value of marketable securities	(723)	(2,381)
Increase in value of life insurance policies	—	(815)
Changes in operating assets and liabilities
Accounts receivable	(5,779)	(57,904)
Inventories	(37,890)	(63,901)
Other current assets	(71)	1,738
Other assets	2,215	(1,747)
Accounts payable	2,907	(997)
Deferred revenue	14,615	41,880
Accrued expenses and other current liabilities	18,671	13,668
Other noncurrent liabilities	4,058	5,759
Net cash provided by operating activities	273,927	240,157

Cash flows from investing activities
Purchases of property, plant and equipment	(124,187)	(126,763)
Proceeds from sale of assets and equipment	653	50,471
Purchase of marketable securities	(1,539)	(1,187)
Premiums on life insurance policies	—	(2,142)
Net cash used in investing activities	(125,073)	(79,621)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	—	711,511
Repayments of borrowings	(54)	(471,864)
Proceeds from borrowings	—	170
Deferred financing costs	—	(972)
Dividends paid on common stock	(46,170)	—
Dividends paid on preferred stock	(1)	—
Distribution to noncontrolling interest	(32,470)	—
Treasury shares withheld	(4,154)	—
Distributions to stockholders	—	(105,367)
Net cash provided by (used in) financing activities	(82,849)	133,478
Effect of exchange rate changes on cash due to Venezuelan devaluation	—	575
Effect of exchange rate changes on cash	(2,564)	1,988
Net increase in cash	63,441	296,577
Cash and cash equivalents at beginning of period	404,947	152,945
Cash and cash equivalents at end of period	$468,388	$449,522

The accompanying notes are an integral part of these consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Nature of Business

Frank’s International N.V. ("FINV"), a limited liability company organized under the laws of The Netherlands, is a global provider of highly engineered tubular services to the oil and gas industry. FINV provides services to leading exploration and production companies in both offshore and onshore environments with a focus on complex and technically demanding wells.

Basis of Presentation

The consolidated financial statements of FINV for the three and nine months ended September 30, 2014 and 2013 include the activities of Frank's International C.V. ("FICV") and its wholly owned subsidiaries (collectively, the "Company," "we," "us" or "our"). All intercompany accounts and transactions have been eliminated for purposes of preparing these consolidated financial statements.

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

Reclassifications

In reporting periods prior to the fourth quarter of 2013, certain costs of equipment rentals and services and product sales were misclassified between the two line items. There was no impact to previously reported operating income, income from continuing operations, net income, earnings per share or cash flow. Corrections have been made to the relevant period presented in the financial statements included herein. These corrections resulted in reductions of cost of equipment rentals and services with corresponding increases to cost of products of $7.7 million and $19.3 million for the three and nine months ended September 30, 2013.

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

In August 2014, the FASB issued guidance which addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued amendments to guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services. Under the new standard update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us in the first quarter of 2017. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Noncontrolling Interest

We hold an economic interest in FICV and are responsible for all operational, management and administrative decisions relating to FICV’s business. As a result, the financial results of FICV are consolidated with ours and we record a noncontrolling interest on our consolidated balance sheet with respect to the remaining economic interest in FICV held by Mosing Holdings, Inc. ("Mosing Holdings"). Net income attributable to noncontrolling interest on the statements of income represents the portion of earnings or loss attributable to the economic interest in FICV held by Mosing Holdings. The allocable domestic income from FICV to FINV is subject to U.S. taxation.

A reconciliation of net income attributable to noncontrolling interest is detailed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$67,440	$59,467	$177,851	$274,382
Add: Provision for U.S. income taxes of FINV (1)	11,733	13,838	31,093	13,838
Less: (Income) loss of FINV (2)	(735)	(583)	(555)	297
Net income subject to noncontrolling interest	78,438	72,722	208,389	288,517
Noncontrolling interest percentage (3)	25.6%	25.7%	25.6%	25.7%
Net income attributable to noncontrolling interest	$20,094	$18,653	$53,426	$74,005

(1)	Represents income tax expense attributable to our proportionate share of the U.S. operations of our partnership interests in FICV.

(2)	Represents results of operations for entities outside of FICV.

(3)	Represents the economic interest in FICV held by Mosing Holdings. This percentage will change as additional shares of FINV common stock are issued.

Note 3—Discontinued Operations

On June 14, 2013, we sold a component of our Tubular Sales segment, which manufactured centralizers for sales to third parties, and recognized a gain on the sale of $39.6 million, which is included in income from discontinued operations on the consolidated statements of income. As a result, for the nine months ended September 30, 2013, the operations from that component have been reported as discontinued operations on the consolidated statement of income. There were no discontinued operations for the three months ended September 30, 2013 or subsequent to that period.

For the nine months ended September 30, 2013, revenue from the discontinued component was $7.6 million and net income was $42.6 million, which included the gain on the sale of the component. Net assets of $10.4 million as of June 14, 2013 were included in the disposition.

Cash flows from discontinued operations are included with cash flows from continuing operations in the consolidated statements of cash flows for the nine months ended September 30, 2013.

Note 4—Accounts Receivable, net

Accounts receivable at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Trade accounts receivable, net of allowance
of $13,091 and $13,614, respectively	$279,599	$232,409
Unbilled receivables	65,764	105,824
Taxes receivable	17,262	20,075
Affiliated (1)	3,333	3,921
Other receivables	2,470	2,588
Total accounts receivable	$368,428	$364,817

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates and receivables for aircraft charter income.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventories

Inventories at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Pipe and connectors	$190,240	$168,639
Finished goods	4,518	4,114
Work in progress	6,108	2,284
Raw materials, components and supplies	9,670	10,552
Total inventories	$210,536	$185,589

Note 6—Property, Plant and Equipment

The following is a summary of property, plant and equipment at September 30, 2014 and December 31, 2013 (in thousands):

	Estimated Useful Lives in Years	September 30, 2014	December 31, 2013
Land and land improvements (1)	8-15	$22,532	$22,460
Buildings and improvements	39	63,745	63,412
Rental machinery and equipment	7	735,091	669,729
Machinery and equipment - other	7	68,275	55,306
Furniture, fixtures and computers	5	18,875	18,265
Automobiles and other vehicles	5	37,534	35,649
Aircraft	7	14,868	14,868
Leasehold improvements	7, or lease term if shorter	6,593	5,729
Construction in progress - machinery
and equipment and buildings	—	114,066	88,801
		1,081,579	974,219
Less: Accumulated depreciation		(514,273)	(463,020)
Total property, plant and equipment, net		$567,306	$511,199

(1) The estimated useful life presented is only land improvements. Land does not have a depreciable life.

Note 7—Other Assets

Other assets at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Marketable securities held in Rabbi Trust (1)	$44,446	$42,184
Deferred tax asset	6,960	7,391
Deposits	2,837	3,132
Other	7,034	11,279
Total other assets	$61,277	$63,986

(1)	See Note 10 – Fair Value Measurements

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Accrued and Other Current Liabilities

Accrued and other current liabilities at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013

Accrued compensation	$27,571	$26,252
Accrued property and other taxes	36,181	23,018
Income taxes	3,127	2,870
Accrued inventory	3,784	5,419
Accrued capital expenditures	2,645	4,188
Accrued medical claims	2,749	2,779
Accrued purchase orders	7,275	5,632
Other	21,836	20,326
Total accrued and other current liabilities	$105,168	$90,484

Note 9—Debt

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million for letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the credit agreement, we have the ability to increase the commitments under the Credit Facility by $150.0 million. At September 30, 2014 and December 31, 2013, we did not have any outstanding indebtedness under the Credit Facility. In addition, we had $10.7 million in letters of credit outstanding as of September 30, 2014. Our $100.0 million 364-day revolving credit facility matured in August 2014 and was not renewed or replaced.

Borrowings under the Credit Facility bear interest, at our option, at either a base rate or an adjusted Eurodollar rate. Base rate loans under the credit facility bear interest at a rate equal to the higher of (a) the prime rate as published in the Wall Street Journal, (b) the Federal Funds Effective Rate plus 0.50% or (c) the adjusted Eurodollar rate plus 1.00%, plus an applicable margin ranging from 0.50% to 1.50%, subject to adjustment based on a leverage ratio. Interest is in each case payable quarterly for base-rate loans. Eurodollar loans under the Credit Facility bear interest at an adjusted Eurodollar rate equal to the Eurodollar rate for such interest period multiplied by the statutory reserves, plus an applicable margin ranging from 1.50% to 2.50%. Interest is payable at the end of applicable interest periods for Eurodollar loans, except that if the interest period for a Eurodollar loan is longer than three months, interest is paid at the end of each three-month period. The unused portion of the Credit Facility is subject to a commitment fee of up to 0.375%.

The Credit Facility contains various covenants that, among other things, limit our ability to grant certain liens, make certain loans and investments, enter into mergers or acquisitions, enter into hedging transactions, change our lines of business, prepay certain indebtedness, enter into certain affiliate transactions, incur additional indebtedness or engage in certain asset dispositions.

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in the credit agreements) of not more than 2.50 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of September 30, 2014, we were in compliance with all financial covenants under the Credit Facility.

In addition, the Credit Facility contains customary events of default, including, among others, the failure to make required payments, the failure to comply with certain covenants or other agreements, breach of the representations and covenants contained in the agreements, default of certain other indebtedness, certain events of bankruptcy or insolvency and the occurrence of a change in control (as defined in the credit agreement).
Note 10—Fair Value Measurements

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Liabilities

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2014
Assets:
Investments available-for-sale:
Marketable securities - deferred
compensation plan	$—	$44,446	$—	$44,446
Marketable securities - other	4,980	—	—	4,980
Liabilities:
Marketable securities - deferred
compensation plan	—	41,180	—	41,180

December 31, 2013
Assets:
Investments available-for-sale:
Marketable securities - deferred
compensation plan	$—	$42,184	$—	$42,184
Marketable securities - other	7,038	—	—	7,038
Liabilities:
Marketable securities - deferred
compensation plan	—	37,980	—	37,980

Our investments associated with our deferred compensation plan consist of marketable securities that are held in the form of investments in mutual funds and insurance contracts. Assets and liabilities measured using significant observable inputs are reported at fair value based on third-party broker statements, which are derived from the fair value of the funds' underlying investments. Other marketable securities are included in other assets on the consolidated balance sheets.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Preferred Stock

At September 30, 2014, we had 52,976,000 shares of Series A preferred stock, par value €0.01 per share (the "Preferred Stock") issued and outstanding, which were held by Mosing Holdings. Each share of Preferred Stock has a liquidation preference equal to its par value of €0.01 per share and is entitled to an annual dividend equal to 0.25% of its par value. The preferred dividend of $705 was paid on May 29, 2014. Additionally, each share of Preferred Stock entitles its holder to one vote. Preferred stockholders vote with the common stockholders as a single class on all matters presented to FINV's shareholders for their vote.

Mosing Holdings has the right to convert all or a portion of its Preferred Stock into shares of our common stock by delivery of an equivalent portion of its interest in FICV to us. Accordingly, the increase in our interest in FICV in connection with a conversion will decrease the noncontrolling interest in our financial statements that is attributable to Mosing Holdings' interest in FICV. As of September 30, 2014, there have been no conversions of the Preferred Stock or exchanges of the FICV limited partner interests. Exchanges are subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The Preferred Stock is classified outside of permanent equity in our consolidated balance sheet at its redemption value of par plus accrued and unpaid dividends because the conversion provisions are not solely within our control.

Note 12—Treasury Stock

At September 30, 2014, common shares held in treasury totaled 204,984 with a cost of $4.2 million. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested during the the third quarter of 2014.

Note 13—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease office space from an affiliated partnership. Rent expense related to these leases was $2.1 million and $1.6 million for the three months ended September 30, 2014 and 2013, respectively, and $5.6 million and $3.6 million for the nine months ended September 30, 2014 and 2013, respectively.

We are a party to certain agreements relating to the rental of aircraft to Western Airways ("WA"), an entity owned by the Mosing family. Prior to our initial public offering (the "IPO"), we had entered into agreements, whereby we leased the aircraft as needed for a rental fee per hour and reimbursed WA for a management fee and hangar rental. The rental fees exceeded the reimbursement costs and we recorded net charter income. Subsequent to the IPO, we entered into new agreements with WA for the aircraft that was retained by us whereby we are paid a flat monthly fee for dry lease rental and are charged block hours monthly. We recorded net charter expense of $0.4 million and net charter revenue of $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and net charter expense of $1.1 million and net charter revenue of $0.7 million for the nine months ended September 30, 2014 and 2013, respectively.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the IPO, we entered into a tax receivable agreement (the "TRA") with Mosing Holdings. This agreement generally provides for the payment by FINV of 85% of actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax (which reductions we refer to as “cash savings”) in periods after our IPO as a result of (i) the basis increases resulting from the Exchanges and (ii) imputed interest deemed to be paid by FINV as a result of, and additional tax basis arising from, payments under the TRA. In addition, the TRA provides for payment by FINV of interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA.

The payment obligations under the TRA are FINV’s obligations and are not obligations of FICV. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless FINV exercises its right to terminate the TRA.

Estimating the amount of payments that may be made under the TRA is by its nature imprecise. The actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of Exchanges, the relative value of FINV’s U.S. and international assets at the time of the Exchange, the price of FINV’s common stock at the time of the Exchange, the extent to which such Exchanges are taxable, the amount and timing of the taxable income FINV realizes in the future and the tax rate then applicable, FINV’s use of loss carryovers and the portion of its payments under the TRA constituting imputed interest or depreciable or amortizable basis. FINV expects that the payments that it will be required to make under the TRA will be substantial but that it will be able to fund such payments. There may be a negative impact on our liquidity if, as a result of timing discrepancies, the payments under the TRA exceed the actual benefits we realize in respect of the tax attributes subject to the TRA. The payments under the TRA will not be conditioned upon a holder of rights under a TRA having a continued ownership interest in either FICV or FINV.

The TRA provides that FINV may terminate it early. If FINV elects to terminate the TRA early, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that Mosing Holdings or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on September 30, 2014, the estimated termination payment would be approximately $76.0 million (calculated using a discount rate of 3.3%). The foregoing number is merely an estimate and the actual payment could differ materially.

Because FINV is a holding company with no operations of its own, its ability to make payments under the TRA is dependent on the ability of FICV to make distributions to it in an amount sufficient to cover FINV’s obligations under such agreements; this ability, in turn, may depend on the ability of FICV’s subsidiaries to provide payments to it. The ability of FICV and its subsidiaries to make such distributions will be subject to, among other things, the applicable provisions of Dutch law that may limit the amount of funds available for distribution and restrictions in our debt instruments. To the extent that FINV is unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid, and FINV will be prohibited from paying dividends on its common stock.

Note 14—Earnings Per Common Share

Basic earnings per common share is determined dividing net income, less preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, assuming all potentially dilutive shares were issued.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We apply the treasury stock method to determine the dilutive weighted average common shares represented by the unvested restricted stock units. The diluted earnings per share calculation assumes the conversion of 100% of our outstanding Preferred Stock on an as if converted basis. Accordingly, the numerator is also adjusted to include the earnings allocated to the noncontrolling interest after taking into account the tax effect of such exchange.

The following table summarizes the basic and diluted earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator - Basic
Income from continuing operations	$67,440	$59,467	$177,851	$231,747
Less: Net income attributable to
noncontrolling interest	(20,094)	(18,653)	(53,426)	(74,005)
Discontinued operations attributable
to noncontrolling interest	—	—	—	10,935
Less: Preferred stock dividends	—	—	(1)	—
Income from continuing operations
attributable to common shareholders	47,346	40,814	124,424	168,677
Income from discontinued operations
attributable to FINV	—	—	—	31,700
Net income available to common shareholders	$47,346	$40,814	$124,424	$200,377

Numerator - Diluted
Income from continuing operations
attributable to common shareholders	$47,346	$40,814	$124,424	$168,677
Add: Exchange of noncontrolling interest
for common stock (1)	16,335	13,893	42,671	58,310
Add: Preferred stock dividends	—	—	1	—
Diluted income from continuing operations
attributable to common shareholders	63,681	54,707	167,096	226,987
Income from discontinued operations, net of tax	—	—	—	42,635
Dilutive net income available
to common shareholders	$63,681	$54,707	$167,096	$269,622

Denominator
Basic weighted average common shares	153,923	137,024	153,659	125,090
Exchange of noncontrolling interest
for common stock (Note 11)	52,976	52,976	52,976	52,976
Restricted stock units	1,035	435	1,116	145
Diluted weighted average common shares	207,934	190,435	207,751	178,211

Basic earnings per common share:
Continuing operations	$0.31	$0.30	$0.81	$1.35
Discontinued operations	—	—	—	0.25
Total	$0.31	$0.30	$0.81	$1.60

Diluted earnings per common share:
Continuing operations	$0.31	$0.29	$0.80	$1.27
Discontinued operations	—	—	—	0.24
Total	$0.31	$0.29	$0.80	$1.51

(1)	Adjusted for the additional tax expense upon the assumed conversion of the Preferred Stock	$3,759	$4,760	$10,755	$4,760

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Income Taxes

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

Our effective tax rate on income from continuing operations before income taxes was 22.7% and 25.3% for the three months ended September 30, 2014 and 2013, respectively, and 22.5% and 12.3% for the nine months ended September 30, 2014 and 2013, respectively. The tax rate for all periods is lower than the U.S. statutory income tax rate of 35% due to lower statutory tax rates in certain foreign jurisdictions where we operate; however, our effective tax rate for the nine months ended September 30, 2014 is higher than the comparable period due to our U.S. operations becoming taxable subsequent to our restructuring concurrent with the IPO.

As of September 30, 2014, there were no significant changes to our unrecognized tax benefits as reported in our audited financial statements for the year ended December 31, 2013.

Note 16—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of September 30, 2014. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

The U.S. Services segment provides tubular services in almost all of the active onshore oil and gas drilling regions in the U.S., including the Permian Basin, Bakken Shale, Barnett Shale, Eagle Ford Shale, Haynesville Shale, Marcellus Shale and Utica Shale, as well as in the U.S. Gulf of Mexico.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Our CODM uses Adjusted EBITDA as the primary measure of segment reporting performance.

The following table presents a reconciliation of Segment Adjusted EBITDA to income from continuing operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Segment Adjusted EBITDA:
International Services	$65,359	$48,752	$165,260	$153,134
U.S. Services	45,796	47,215	132,643	149,494
Tubular Sales	9,343	5,338	28,028	25,893
Corporate and other	6	(33)	6	3
Adjusted EBITDA Total	120,504	101,272	325,937	328,524
Interest income (expense), net	(13)	170	23	(493)
Income tax expense	(19,777)	(20,185)	(51,598)	(32,569)
Depreciation and amortization	(23,254)	(19,887)	(66,342)	(56,593)
Loss on sale of assets	(280)	(124)	(193)	(68)
Foreign currency gain (loss)	(526)	3,161	(526)	(2,114)
Stock-based compensation expense	(9,214)	(2,520)	(29,450)	(2,520)
IPO transaction-related costs	—	(2,420)	—	(2,420)
Income from continuing operations	$67,440	$59,467	$177,851	$231,747

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information with respect to our reportable segments. Included in “Corporate and Other” are intersegment eliminations and costs associated with activities of a general nature (in thousands):

	International Services	U.S. Services	Tubular Sales	Corporate and Other	Total

Three Months Ended September 30, 2014
Revenue from external customers	$143,330	$112,149	$40,704	$—	$296,183
Inter-segment revenues	501	6,209	15,097	(21,807)	—
Adjusted EBITDA	65,359	45,796	9,343	6	120,504

Three Months Ended September 30, 2013
Revenue from external customers	$121,680	$108,126	$40,296	$—	$270,102
Inter-segment revenues	1,253	5,122	17,775	(24,150)	—
Adjusted EBITDA	48,752	47,215	5,338	(33)	101,272

Nine Months Ended September 30, 2014
Revenue from external customers	$391,371	$321,468	$120,773	$—	$833,612
Inter-segment revenues	873	16,933	50,767	(68,573)	—
Adjusted EBITDA	165,260	132,643	28,028	6	325,937

Nine Months Ended September 30, 2013
Revenue from external customers	$353,041	$321,295	$121,314	$—	$795,650
Inter-segment revenues	2,700	15,452	53,455	(71,607)	—
Adjusted EBITDA	153,134	149,494	25,893	3	328,524

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

Overview of Business

We have been a global provider of highly engineered tubular services to the oil and gas industry for over 75 years. We provide our services to leading exploration and production companies in both offshore and onshore environments, with a focus on complex and technically demanding wells.

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

The following table presents a reconciliation of income from continuing operations to Adjusted EBITDA, our most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Income from continuing operations	$67,440	$59,467	$177,851	$231,747
Interest (income) expense, net	13	(170)	(23)	493
Depreciation and amortization	23,254	19,887	66,342	56,593
Income tax expense	19,777	20,185	51,598	32,569
Loss on sale of assets	280	124	193	68
Foreign currency (gain) loss	526	(3,161)	526	2,114
Stock-based compensation expense	9,214	2,520	29,450	2,520
IPO transaction-related costs	—	2,420	—	2,420
Adjusted EBITDA	$120,504	$101,272	$325,937	$328,524

For a reconciliation of our Adjusted EBITDA on a segment basis to the most comparable measure calculated in accordance with GAAP, see “Operating Segment Results.”

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Equipment rentals and services	$254,047	$228,069	$706,698	$668,582
Products (1)	42,136	42,033	126,914	127,068
Total revenue	296,183	270,102	833,612	795,650

Operating expenses:
Cost of revenues, exclusive of
depreciation and amortization
Equipment rentals and services	97,919	79,213	271,939	228,851
Products	23,237	31,581	75,527	91,734
General and administrative expenses	65,220	64,104	196,431	160,016
Depreciation and amortization	23,254	19,887	66,342	56,593
Loss on sale of assets	280	124	193	68
Operating income	86,273	75,193	223,180	258,388

Other income (expense):
Other income	1,483	1,128	6,772	8,535
Interest income (expense), net	(13)	170	23	(493)
Foreign currency gain (loss)	(526)	3,161	(526)	(2,114)
Total other income (expense)	944	4,459	6,269	5,928
Income from continuing operations
before income tax expense	87,217	79,652	229,449	264,316
Income tax expense	19,777	20,185	51,598	32,569
Income from continuing operations	67,440	59,467	177,851	231,747
Income from discontinued operations, net of tax	—	—	—	42,635
Net income	67,440	59,467	177,851	274,382
Less: Net income attributable to
noncontrolling interest	20,094	18,653	53,426	74,005
Net income attributable to
Frank's International N.V.	$47,346	$40,814	$124,425	$200,377

(1)	Consolidated products revenue includes a small amount of revenues attributable to the U.S. Services and International Services segments.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues. Revenues from external customers, excluding intersegment sales, for the three months ended September 30, 2014 increased by $26.1 million, or 9.7%, to $296.2 million from $270.1 million for the three months ended September 30, 2013. Revenues for our International Services segment increased approximately $21.6 million as a result of an increase in demand and expansion in new and existing locations and revenues for our U.S. Services segment increased approximately $4.0 million primarily as a result of increased revenues in both our onshore and offshore locations. Revenue for our segments are discussed separately below under the heading "Operating Segment Results".

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the three months ended September 30, 2014 increased by $10.4 million, or 9.4%, to $121.2 million from $110.8 million for the three months ended September 30, 2013, primarily due to increases in compensation related costs of $4.0 million, repairs and maintenance of $1.9 million, customs charges of $1.3 million, equipment rentals and tool inspections of $1.1 million each and payroll taxes of $0.9 million.

General and administrative expenses. General and administrative expenses ("G&A") for the three months ended September 30, 2014 increased slightly by $1.1 million, or 1.7%, to $65.2 million from $64.1 million for the three months ended September 30, 2013 primarily due to stock based compensation expense of $6.7 million, compensation related costs of $1.2 million and payroll taxes of $0.7 million, partially offset by a decrease in bad debt expense of $7.9 million.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2014 increased by $3.4 million, or 16.9%, to $23.3 million from $19.9 million for the three months ended September 30, 2013. The increase was primarily attributable to a higher depreciable base resulting from property and equipment additions.

Other income. Other income for the three months ended September 30, 2014 increased by $0.4 million, or 31.5%, to $1.5 million from $1.1 million for the three months ended September 30, 2013 primarily from the sale of scrap metal.

Foreign currency gain (loss). Foreign currency loss was $0.5 million for the three months ended September 30, 2014 compared to a $3.2 million gain for the three months ended September 30, 2013 due to unfavorable fluctuations in foreign currency exchange rates.

Income tax expense. Income tax expense remained fairly constant for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues. Revenues from external customers for the nine months ended September 30, 2014 increased by $38.0 million, or 4.8%, to $833.6 million from $795.7 million for the nine months ended September 30, 2013. The primary driver was a $38.3 million increase in revenues for our International Services segment as a result of an increase in demand and expansion in new and existing locations. Revenue for our segments are discussed separately below under the heading "Operating Segment Results".

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the nine months ended September 30, 2014 increased by $26.9 million, or 8.4%, to $347.5 million from $320.6 million for the nine months ended September 30, 2013. The increase was primarily attributable to compensation related costs of $15.9 million, freight expense of $5.8 million, repairs and maintenance of $4.3 million, business and travel expenses of $2.7 million and customs charges of $2.2 million, partially offset by a decrease in subcontract expense of $5.3 million.

General and administrative expenses. G&A expenses for the nine months ended September 30, 2014 increased by $36.4 million, or 22.8%, to $196.4 million from $160.0 million for the nine months ended September 30, 2013 primarily due to stock based compensation expense of $26.9 million. Included in this amount is an out-of-period adjustment of $4.7 million which corrected the amortization of expense related to retirement-eligible employees (see Note 1 to our consolidated financial statements for additional detail). Compensation related costs of $8.9 million, medical claims of $4.0 million, rent expense of $2.6 million, insurance costs of $1.7 million, and professional fees of $1.6 million also contributed to the increase, in addition to smaller increases in several accounts. The increase in medical claims is a result of a change in estimated claims in 2013 and a higher volume of claims in 2014. These increases were partially offset by a decrease in bad debt expense of $11.7 million.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2014 increased by $9.7 million, or 17.2%, to $66.3 million from $56.6 million for the nine months ended September 30, 2013. The increase was primarily attributable to a higher depreciable base resulting from property and equipment additions.

Foreign currency gain (loss). Foreign currency loss for the nine months ended September 30, 2014 decreased by $1.6 million from the nine months ended September 30, 2013 due to favorable fluctuations in foreign currency exchange rates.

Income tax expense. Income tax expense for the nine months ended September 30, 2014 increased by $19.0 million, or 58.4%, to $51.6 million from $32.6 million for the nine months ended September 30, 2013 primarily due to our U.S. operations becoming taxable as a result of our restructuring concurrent with the IPO, as well as a change in the mix of earnings among countries. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Income from discontinued operations. The discussions above describe only continuing operations for the nine months ended September 30, 2014 and 2013. See Note 3 - Discontinued Operations of Notes to Unaudited Consolidated Financial Statements.

Operating Segment Results

Revenue pertaining to our segments as stated in the following discussions include intersegment sales. Adjusted EBITDA includes the impact of intersegment operating activity. See Note 17 - Segment Information of Notes to Unaudited Consolidated Financial Statements.

The following table presents revenues and Adjusted EBITDA by segment, and a reconciliation of Adjusted EBITDA to net income from continuing operations, which is the most comparable GAAP financial measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
International Services	$143,831	$122,933	$392,244	$355,741
U.S. Services	118,358	113,248	338,401	336,747
Tubular Sales	55,801	58,071	171,540	174,769
Intersegment sales	(21,807)	(24,150)	(68,573)	(71,607)
Total	$296,183	$270,102	$833,612	$795,650

Segment Adjusted EBITDA:
International Services	$65,359	$48,752	$165,260	$153,134
U.S. Services	45,796	47,215	132,643	149,494
Tubular Sales	9,343	5,338	28,028	25,893
Corporate and other (1)	6	(33)	6	3
Adjusted EBITDA Total	120,504	101,272	325,937	328,524
Interest income (expense), net	(13)	170	23	(493)
Income tax expense	(19,777)	(20,185)	(51,598)	(32,569)
Depreciation and amortization	(23,254)	(19,887)	(66,342)	(56,593)
Loss on sale of assets	(280)	(124)	(193)	(68)
Foreign currency gain (loss)	(526)	3,161	(526)	(2,114)
Stock-based compensation expense	(9,214)	(2,520)	(29,450)	(2,520)
IPO transaction-related costs	—	(2,420)	—	(2,420)
Income from continuing operations	$67,440	$59,467	$177,851	$231,747

(1)	Corporate and other represents amounts not directly associated with an operating segment.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

International Services

Revenue for the International Services segment increased by $20.9 million for the three months ended September 30, 2014, or 17.0%, compared to the same period in 2013, primarily as a result of extended and renewed contracts in West Africa, expansion of our product placement in Europe and increasing our market share in the Far East.

Adjusted EBITDA for the International Services segment increased by $16.6 million for the three months ended September 30, 2014, or 34.1%, compared to the same period in 2013, primarily due to the $20.9 million increase in revenue and a $7.9 million decrease in bad debt expense, partially offset by higher compensation related costs of $1.9 million, equipment rentals of $1.5 million, customs charges of $1.3 million, business expenses of $1.1 million as well as other smaller increases in several accounts.

U.S. Services

Revenue for the U.S. Services segment increased by $5.1 million for the three months ended September 30, 2014, or 4.5%, compared to the same period in 2013. Our offshore revenue increased $2.8 million as a result of increased activity from our customers but was partially offset by a number of deepwater rigs that were shutdown waiting on unusually strong ocean currents in the Gulf of Mexico to subside. Onshore revenue increased $2.3 million as a result of sales initiatives put in place to pursue organic growth opportunities to capture additional market share.

Adjusted EBITDA for the U.S. Services segment decreased by $1.4 million for the three months ended September 30, 2014, or 3.0%, compared to the same period in 2013 primarily due to increases in repairs and maintenance of $2.2 million, compensation related costs of $2.1 million, freight costs and employee insurance of $0.6 million each and payroll taxes of $0.5 million. These increases were partially offset by the $5.1 million increase in revenue.

Tubular Sales

Revenue for the Tubular Sales segment decreased by $2.3 million for the three months ended September 30, 2014, or 3.9%, compared to the same period in 2013 primarily due to a decrease in manufactured pipe sales to our International Services segment.

Adjusted EBITDA for the Tubular Sales segment increased by $4.0 million for the three months ended September 30, 2014, or 75.0%, compared to the same period in 2013 due to cost reductions in several areas which were greater than the decrease in revenues. We experienced decreases in fabrication expenses of $4.4 million, shop supplies of $0.9 million and freight expenses of $0.7 million.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

International Services

Revenue for the International Services segment increased by $36.5 million for the nine months ended September 30, 2014, or 10.3%, compared to the same period in 2013, primarily as a result additional work and the awarding of new contracts globally, primarily in West Africa. We experienced a decrease in Latin America due to the termination of certain contracts in late 2013.

Adjusted EBITDA for the International Services segment increased by $12.1 million for the nine months ended September 30, 2014, or 7.9%, compared to the same period in 2013, primarily due to the $36.5 million increase in revenue and an $11.5 million decrease in bad debt expense, partially offset by higher compensation related costs of $13.5 million, freight and transportation costs of $5.0 million, business expenses and equipment rentals of $2.8 million each, customs charges of $2.2 million, payroll taxes of $2.0 million as well as other smaller increases in several accounts.

U.S. Services

Revenue for the U.S. Services segment increased by $1.7 million for the nine months ended September 30, 2014, or 0.5%, compared to the same period in 2013. Our offshore revenue increased $7.4 million as a result of increased activity from our customers but was partially offset by drilling delays, rig-related issues and ocean currents lasting longer than previous years. Onshore revenue decreased $5.7 million due to delays in the renewal of contracts in the first half of 2014 and the exit of customers who have switched their concentration to other regions in the U.S.

Adjusted EBITDA for the U.S. Services segment decreased by $16.9 million for the nine months ended September 30, 2014, or 11.3%, compared to the same period in 2013 as a result of higher compensation related costs of $7.7 million, medical claims of $4.4 million, repairs and maintenance of $3.1 million, and the receipt of $3.2 million of additional royalties in 2013. Medical claims increased as a result of a change in estimated claims in 2013 and a higher volume of claims in 2014. These increases were partially offset by the $1.7 million increase in revenue.

Tubular Sales

Revenue for the Tubular Sales segment decreased by $3.2 million for the nine months ended September 30, 2014, or 1.8%, compared to the same period in 2013 due to a decrease in decrease in manufactured pipe sales to our International Services segment.

Adjusted EBITDA for the Tubular Sales segment increased by $2.1 million for the nine months ended September 30, 2014, or 8.2%, compared to the same period in 2013 due to cost reductions in several areas which were greater than the decrease in revenues. We experienced net decreases in fabrication expenses of $5.5 million, compensation and labor related costs of $1.3 million, and tool inspections and testing of $1.3 million which were partially offset by increases in rent expense of $1.3 million and repairs and maintenance of $0.8 million.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity to date have been cash flows from operations and the net proceeds we received from our IPO in 2013 supplemented by available borrowing capacity under our Credit Facility (defined below). Our primary uses of capital have been for organic growth capital expenditures. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditure budget is approximately $190.0 million, of which approximately $140.0 million is for the purchase and manufacture of equipment and the balance is for the purchase or construction of new facilities. While we have budgeted $190.0 million for the year ending December 31, 2014, the actual amount of capital expenditures may fluctuate based on market conditions. During the nine months ended September 30, 2014 and 2013, we invested $124.2 million and $126.8 million, respectively, in capital expenditures, which was funded from internally generated funds. We believe the remaining net proceeds from our IPO, together with cash flows from operations and additional borrowings under our Credit Facility, should be sufficient to fund our capital expenditure requirements for the remainder of 2014.

At September 30, 2014, we had a cash balance of $468.4 million, of which $357.8 million was held by non-U.S. subsidiaries in order to fund their operations. Accordingly, our foreign unremitted earnings are considered permanently reinvested and unavailable for repatriation.

We paid dividends on our common stock of $46.2 million, or an aggregate of $0.30 per common share, during the nine months ended September 30, 2014. On August 6, 2014, our board of directors approved to increase the quarterly dividend from $0.075 per share to $0.15 per share. The timing, declaration, amount of, and payment of any dividends is within the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by our board of directors. We do not have a legal obligation to pay any dividend and there can be no assurance that we will be able to do so.

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million for letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the credit agreement, we have the ability to increase the commitments under the Credit Facility by $150.0 million. As of September 30, 2014 and December 31, 2013, we did not have any outstanding indebtedness under the Credit Facility. In addition, we had $10.7 million in letters of credit outstanding as of September 30, 2014. Our $100.0 million 364-day revolving credit facility matured in August 2014 and was not renewed or replaced.

Borrowings under the Credit Facility bear interest, at our option, at either a base rate or an adjusted Eurodollar rate. Base rate loans under the Credit Facility bear interest at a rate equal to the higher of (a) the prime rate as published in the Wall Street Journal, (b) the Federal Funds Effective Rate plus 0.50% or (c) the adjusted Eurodollar rate plus 1.00%, plus an applicable margin ranging from 0.50% to 1.50%, subject to adjustment based on a leverage ratio. Interest is in each case payable quarterly for base-rate loans. Eurodollar loans under the Credit Facility bear interest at an adjusted Eurodollar rate equal to the Eurodollar rate for such interest period multiplied by the statutory reserves, plus an applicable margin ranging from 1.50% to 2.50%. Interest is payable at the end of applicable interest periods for Eurodollar loans, except that if the interest period for a Eurodollar loan is longer than three months, interest is paid at the end of each three-month period. The unused portion of the Credit Facility is subject to a commitment fee of up to 0.375%.

The Credit Facility contains various covenants that, among other things, limit our ability to grant certain liens, make certain loans and investments, enter into mergers or acquisitions, enter into hedging transactions, change our lines of business, prepay certain indebtedness, enter into certain affiliate transactions, incur additional indebtedness or engage in certain asset dispositions.

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in the credit agreements) of not more than 2.50 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of September 30, 2014, we were in compliance with all financial covenants under the Credit Facility.

In addition, the Credit Facility contains customary events of default, including, among others, the failure to make required payments, failure to comply with certain covenants or other agreements, breach of the representations and covenants contained in the agreements, default of certain other indebtedness, certain events of bankruptcy or insolvency and the occurrence of a change in control (as defined in the credit agreements).

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

In certain circumstances, we may be required to make payments under the TRA that we have entered into with Mosing Holdings. In most circumstances, these payments will be associated with the actual cash tax savings that we recognize in connection with a conversion of Preferred Stock, which would reduce the actual tax benefit to us. If we were to choose to terminate the TRA early or enter into certain change of control transactions, we may incur payment obligations prior to the time we actually incur any tax benefit. In those circumstances, we would need to pay the amounts out of cash on hand, finance the payments or refrain from triggering the obligation. Though we do not have any present intention of triggering an advance payment under the TRA, based on our current liquidity and our expected ability to access debt and equity financing, we believe we would be able to make such a payment if necessary. Any such payment could reduce our cash on hand and our borrowing availability, however, which would also reduce the amount of cash available to operate our business, to fund capital expenditures and to be paid as dividends to our stockholders, among other things. Please see Note 13 to our unaudited consolidated financial statements.

Cash Flows from Operating, Investing and Financing Activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Operating activities	$273,927	$240,157
Investing activities	(125,073)	(79,621)
Financing activities	(82,849)	133,478
	66,005	294,014
Effect of exchange rate changes on cash activities	(2,564)	2,563
Increase in cash and cash equivalents	$63,441	$296,577

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

Operating Activities

Cash flow from operating activities was $273.9 million for the nine months ended September 30, 2014 as compared to $240.2 million in the comparable period in 2013. The increase in 2014 was primarily due to the change in accounts receivable, inventory and deferred revenue, partially offset by an increase in tax expense resulting from our U.S. operations becoming taxable subsequent to our IPO.

Investing Activities

Cash flow used in investing activities was $125.1 million for the nine months ended September 30, 2014 as compared to $79.6 million in the comparable period in 2013. The higher amount of net cash used in investing activities was primarily a result of the $50.0 million of proceeds received from the sale of our manufacturing component in 2013. See Note 3 to our unaudited consolidated financial statements.

Financing Activities

Cash flow used in financing activities was $82.8 million for the nine months ended September 30, 2014 as compared to cash flow provided by financing activities of $133.5 million in the comparable period in 2013. The decrease in 2014 was primarily due to net proceeds of $711.5 million from our IPO in 2013 partially offset by $464.0 million of note repayments to FWW B.V. and distributions to stockholders of $105.4 million. In 2014, we made dividend payments of $46.2 million and distributions to the noncontrolling interests of $32.5 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes to our significant accounting policies from those disclosed in our Annual Report.

Impact of Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Consolidated Financial Statements under Item 1 of this Form 10-Q for a discussion of accounting standards we recently adopted or will be required to adopt.

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

For the nine months ended September 30, 2014, on a U.S. dollar-equivalent basis, approximately 19% of our revenue was represented by currencies other than the U.S. dollar. However, no single foreign currency poses a primary risk to us. A hypothetical 10% decrease in the exchange rates for each of the foreign currencies in which a portion of our revenues is denominated would result in a 1.7% decrease in our overall revenues for the nine months ended September 30, 2014.

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

During 2014, Venezuela enacted certain changes to its foreign exchange system such that, in addition to the official rate of 6.3 Bolivars per U.S. Dollar, there are now two other legal exchange rates (approximately 12 and 50 Bolivars, respectively, to the U. S. Dollar as of September 30, 2014) that may be obtained via different exchange rate mechanisms. During the nine months ended September 30, 2014, we continued to remeasure local currency transactions and balances at the official exchange rate of 6.3 Bolivars per U.S. dollar.

At September 30, 2014, we had approximately $5.7 million in net monetary assets denominated in Bolivars. In the event of a devaluation of the official exchange rate or if we were to determine that it is more appropriate to utilize one of the other legal exchange rates for financial reporting purposes, it would result in our recording a devaluation charge in our consolidated statement of income.

Interest Rate Risk

As of September 30, 2014, we did not have an outstanding balance under the Credit Facility. If we borrow under the Credit Facility in the future, we will be exposed to changes in interest rates on our floating rate borrowings under the Credit Facility. Although we do not currently utilize interest rate derivative instruments to reduce interest rate exposure, we may do so in the future.

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

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FRANK'S INTERNATIONAL N.V.

Date: November 7, 2014	By:	/s/ John W. Sinders
John W. Sinders
Executive Vice President, Administration and
Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1
Deed of Amendment to Articles of Association of Frank's International N.V., dated May 14, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 16, 2014).

10.1
Separation Agreement, dated as of July 14, 2014, by and between Frank's International, LLC and Mark Margavio (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on July 15, 2014).

10.2
Employment Agreement dated as of October 30, 2014 by and between Frank’s International N.V., Frank’s International, LLC, and Donald Keith Mosing (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on November 5, 2014).

*10.3	Second Amendment to Frank's International N.V. Employee Stock Purchase Plan effective as of November 5, 2014.
*10.4	First Amendment to the Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Employee Form).
*10.5	Amendment No. 6 to the Limited Partnership Agreement of Frank's International C.V., dated August 14, 2014.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.