Form 10-K
period 2014-12-31
Frank's International N.V.
filed 2015-03-06
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2014, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $840.5 million.
As of March 4, 2015, there were 154,330,970 shares of common stock, €0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement in connection with the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FRANK'S INTERNATIONAL N.V.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014
TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	4
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	27
Item 2.	Properties	27
Item 3.	Legal Proceedings	28
Item 4.	Mine Safety Disclosures	28

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	29
Item 6.	Selected Financial Data	31
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 8.	Financial Statements and Supplementary Data	47
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	81
Item 9A.	Controls and Procedures	81
Item 9B.	Other Information	81

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	81
Item 11.	Executive Compensation	81
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	82
Item 13.	Certain Relationships and Related Transactions, and Director Independence	82
Item 14.	Principal Accounting Fees and Services	82

PART IV

Item 15.	Exhibits and Financial Statement Schedules	83

Signatures		88

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

In addition to our services offering, we also design and manufacture certain products that we sell directly to external customers, including large outside diameter (“OD”) pipe connectors. We also provide specialized fabrication and welding services in support of deep water projects in the U.S. Gulf of Mexico, including drilling and production risers, flowlines and pipeline end terminations, as well as long-length tubulars (up to 300 feet in length) for use as caissons or pilings. Finally, we distribute large OD pipe manufactured by third parties, and generally maintain an inventory of this pipe in order to support our pipe sales and distribution operations.

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

The table below shows our consolidated revenue and each segment's external revenue and percentage of consolidated revenue for the periods indicated (revenue in thousands):

	Year Ended December 31,
	2014		2013		2012
	Revenue	Percent	Revenue	Percent	Revenue	Percent

International Services	$537,259	46.6%	$475,297	44.1%	$467,126	44.9%
U.S. Services	439,638	38.1%	434,940	40.4%	422,522	40.7%
Tubular Sales (1)	175,735	15.3%	167,485	15.5%	149,406	14.4%
Total	$1,152,632	100.0%	$1,077,722	100.0%	$1,039,054	100.0%

(1)
In June 2013, we sold a component of our Tubular Sales segment and, as a result, the operations from that component have been reported as discontinued operations in the accompanying financial statements for the years ended December 31, 2013 and 2012.

Our Organizational Structure

We completed our initial public offering ("IPO") on August 14, 2013. Immediately prior to the completion of our IPO, Mosing Holdings, Inc. ("MHI") contributed all of the outstanding membership interests in each of Frank's International, LLC, Frank's Casing Crew & Rental Tools, LLC and Frank's Tong Service, LLC, which constitute our U.S. operating subsidiaries, to FICV in exchange for 52,976,000 shares of our Series A preferred stock (the "Preferred Stock") and a 25.7% limited partnership interest in FICV. FICV is a partnership that was formed to act as a holding company of various U.S. and foreign operating companies engaged in our business. Excluded from the contribution were certain assets that generated a de minimus amount of revenue, including aircraft, real estate and life insurance policies, which were retained by MHI.

FINV contributed all of its international operating subsidiaries and a portion of the proceeds from the IPO to FICV. Following the completion of the IPO, FINV's sole material asset consisted of its ownership of 74.2% of the limited partnership interest and the 0.1% general partnership interest in FICV. MHI held the remaining 25.7% limited partnership interest in FICV.

MHI has the right to convert all or a portion of its Preferred Stock into shares of our common stock by delivery of an equivalent portion of its interest in FICV to us. Accordingly, the increase in our interest in FICV in connection with such conversion will decrease the noncontrolling interest in our financial statements that is attributable to MHI's interest in FICV.

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

Tubular Sales

The Tubular Sales segment designs, manufactures and distributes large OD pipe, connectors and casing attachments. We also provide specialized fabrication and welding services in support of offshore projects, including drilling and production risers, flowlines and pipeline end terminations, as well as long-length tubulars (up to 300 feet in length) for use as caissons or pilings. This segment also designs and manufactures proprietary equipment for use in our International Services and U.S. Services segments.

Financial Information About Segment and Geographic Areas

Segment financial and geographic information is provided in Part II, Item 8, Financial Statements and Supplementary Data, Note 20 of the Notes to the Consolidated Financial Statements.

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

Seasonality

A substantial portion of our business is not significantly impacted by changing seasons. We can be impacted by hurricanes, ocean currents, winter storms and other disruptions. We can also benefit from the winter freeze in colder environments and then impacted by the resulting thaw.

Customers

Our customers consist primarily of oil and gas exploration and production companies, both U.S. and international, including major and independent companies, national oil companies and, on occasion, other service companies that have contractual obligations to provide casing and handling services. Demand for our services depends primarily upon the capital spending of oil and gas companies and the level of drilling activity in the U.S. and internationally. We do not believe the loss of any of our individual customers would have a material adverse effect on our business. No single customer accounted for more than 10% of our revenue for the years ended December 31, 2014 and 2013, and one customer accounted for approximately 11% of our revenue for the year ended December 31, 2012.

Our International Services segment had one customer that contributed more than 10% of its revenue in 2014. Our U.S. Services segment had three customers which accounted for more than 10% of its revenue in 2014 and our Tubular Services segment had two customers which accounted for more than 10% of its revenue in 2014.

Competition

The markets in which we operate are competitive. We compete with a number of companies, some of which have financial and other resources greater than us. The principal competitive factors in our markets are the quality, price and availability of products and services and a company’s responsiveness to customer needs and reputation for safety. In general, we face a larger number of smaller, more regionally-specific customers in the U.S. onshore market as compared to offshore markets, where larger competitors dominate.

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

Environmental, Occupational Health and Safety Regulation

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

Climate Change

The EPA has determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. The EPA has proposed various measures regulating the emission of greenhouse gases, including proposed performance standards for new and existing power plants, and pre-construction and operating permit requirements for certain large stationary sources already subject to the Clean Air Act. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, as well as onshore oil and gas production facilities, on an annual basis.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

The adoption of legislation or regulatory programs in the U.S. or abroad designed to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and gas produced by our customers. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our business, financial condition and results of operations.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice in the oil and gas industry. The process involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. We do not perform hydraulic fracturing, but many of our customers utilize this technique. Certain environmental advocacy groups and regulatory agencies have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources and may cause earthquakes. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly. For example, the EPA has already begun to regulate certain hydraulic fracturing operations involving diesel under the Underground Injection Control program of the federal Safe Drinking Water Act, and is conducting a study to determine if additional regulation of hydraulic fracturing is warranted. The adoption of legislation or regulatory programs that restrict hydraulic fracturing could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our services.

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

Employees

At December 31, 2014, we had approximately 4,800 employees worldwide. We are a party to collective bargaining agreements or other similar arrangements in certain international areas in which we operate, such as Brazil, the Far East and Europe. We consider our relations with our employees to be satisfactory.

Available Information

Our principal executive offices are located at Prins Bernhardplein 200, 1097 JB Amsterdam, The Netherlands, and our telephone number at that address is +31 (0)20 693 8597. Our primary U.S. offices are located at 10260 Westheimer Rd., Houston, Texas 77042, and our telephone number at that address is (281) 966-7300. Our website address is www.franksinternational.com, and we make available free of charge through our website our Annual Reports on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Our website also includes general information about us, including our Corporate Governance Guidelines and charter for the Audit Committee and Compensation Committee of our Supervisory Board of Directors. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules. Information on our website or any other website is not incorporated by reference herein and does not constitute a part of this report.

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

Oil and gas prices are extremely volatile and have decreased substantially during the year ended December 31, 2014. For example, during the year ended December 31, 2014, the average daily prices for New York Mercantile Exchange West Texas Intermediate ranged from a high of approximately $105/Bbl in June 2014 to a low of approximately $59/Bbl in December 2014. Any additional actual or anticipated reduction in oil or gas prices may reduce the level of exploration, drilling and production activities. The current price environment has already resulted in some capital budget reductions by our customers compared to prior years. Prolonged lower oil prices may result in softer demand for our services. Further, we have recently reduced pricing in some of our customer contracts in light of the volatility of the oil and gas market.

Furthermore, the oil and gas industry has historically experienced periodic downturns, which have been characterized by reduced demand for oilfield services and downward pressure on the prices we charge. A significant downturn in the oil and gas industry will adversely affect the demand for oilfield services and our business, financial condition and results of operations.

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

We conduct offshore operations in the U.S. Gulf of Mexico and almost every significant international offshore market, including Africa, Middle East, Latin America, Europe, the Asia Pacific region and several other producing regions. Our operations and financial results could be significantly impacted by conditions in some of these areas because we are vulnerable to certain unique risks associated with operating offshore, including those relating to:

•	hurricanes, ocean currents and other adverse weather conditions;

•	terrorist attacks, such as piracy;

•	failure of offshore equipment and facilities;

•	local and international political and economic conditions and policies and regulations related to offshore drilling;

•	unavailability of offshore drilling rigs in the markets that we operate;

•	the cost of offshore exploration for, and production and transportation of, oil and gas;

•	successful exploration for, and production and transportation of, oil and gas from onshore sources;

•	the availability and rate of discovery of new oil and gas reserves in offshore areas; and

•	the ability of oil and gas companies to generate or otherwise obtain funds for exploration and production.

While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our business, financial condition and results of operations.

Our international operations and revenue expose us to political, economic and other uncertainties inherent to international business.

We have substantial international operations, and we intend to grow those operations further. For the years ended December 31, 2014, 2013 and 2012, international operations accounted for approximately 47%, 44% and 45%, respectively, of our revenue. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, including, but not limited to, the following:

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

The markets for our tubular services are characterized by continual technological developments. While we believe that the proprietary products we have developed provide us with technological advances in providing services to our customers, substantial improvements in the scope and quality of the products in the market we operate may occur over a short period of time. If we are not able to develop commercially competitive products in a timely manner in response, our ability to service our customers’ demands may be adversely affected. Our future ability to develop new products in order to support our services depends on our ability to design and produce products that allow us to meet the needs of our customers and obtain and maintain patent protection.

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

We attempt to limit access to and distribution of our technology by customarily entering into confidentiality agreements with our employees, customers and potential customers and suppliers. However, our rights in our confidential information, trade secrets, and confidential know-how will not prevent third parties from independently developing similar information. Publicly available information (for example, information in expired issued patents, published patent applications, and scientific literature) can also be used by third parties to independently develop technology. We cannot provide assurance that this independently developed technology will not be equivalent or superior to our proprietary technology.

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

The delivery of our tubular services requires personnel with specialized skills and experience. Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers is high, the supply can be limited in certain jurisdictions, and the cost to attract and retain qualified personnel has increased over the past few years. In addition, we are currently a party to collective bargaining or similar agreements in certain international areas in which we operate, which could result in increases in the wage rates that we must pay to retain our employees. Furthermore, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If any of these events were to occur, our capacity could be diminished, our ability to respond quickly to customer demands or strong market conditions may be inhibited and our growth potential could be impaired, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our tubular services are provided in connection with potentially hazardous drilling, completion and production applications in the oil and gas industry where an accident can potentially have catastrophic consequences. This is particularly true in deep water operations, where we are increasingly providing more tubular services. Risks inherent to these applications, such as equipment malfunctions and failures, equipment misuse and defects, explosions, blowouts and uncontrollable flows of oil, gas or well fluids and natural disasters, on land or in deep water or shallow water environments, can cause personal injury, loss of life, suspension of operations, damage to formations, damage to facilities, business interruption and damage to or destruction of property, surface water and drinking water resources, equipment and the environment. If our services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract, fines or other litigation claims, which could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and gas production, pollution and other environmental damages. Our insurance policies may not be adequate to cover all liabilities. Further, insurance may not be generally available in the future or, if available, insurance premiums may make such insurance commercially unjustifiable. Moreover, even if we are successful in defending a claim, it could be time-consuming and costly to defend.

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

Our operations are subject to numerous stringent and complex laws and regulations governing the discharge of materials into the environment, health and safety aspects of our operations, or otherwise relating to occupational health and safety and environmental protection. These laws and regulations may, among other things, regulate the management and disposal of hazardous and non-hazardous wastes; require acquisition of environmental permits related to our operations; restrict the types, quantities, and concentrations of various materials that can be released into the environment; limit or prohibit operational activities in certain ecologically sensitive and other protected areas; regulate specific health and safety criteria addressing worker protection; require compliance with operational and equipment standards; impose testing, reporting and record-keeping requirements; and require remedial measures to mitigate pollution from former and ongoing operations. Failure to comply with these laws and regulations or to obtain or comply with permits may result in the assessment of administrative, civil and criminal penalties, imposition of remedial or corrective action requirements and the imposition of injunctions to prohibit certain activities or force future compliance. Certain environmental laws may impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment.

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

We operate internationally and in some countries with high levels of perceived corruption commonly gauged according to the Transparency International Corruption Perceptions Index. We must comply with complex foreign and U.S. laws including the United States Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 and the United Nations Convention Against Corruption, which prohibit engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We do business and may in the future do additional business in countries and regions in which we may face, directly or indirectly, corrupt demands by officials, tribal or insurgent organizations, or by private entities in which corrupt offers are expected. Furthermore, many of our operations require us to use third parties to conduct business or to interact with people who are deemed to be governmental officials under the FCPA. Thus, we face the risk of unauthorized payments or offers of payments or other things of value by our employees, contractors or agents. It is our policy to implement compliance procedures to prohibit these practices. However, despite those safeguards and any future improvements to them, our employees, contractors, and agents may engage in conduct for which we might be held responsible, regardless of whether such conduct occurs within or outside the United States. We may also be held responsible for any violations by an acquired company that occur prior to an acquisition, or subsequent to the acquisition but before we are able to institute our compliance procedures. In addition, our non-U.S. competitors that are not subject to the FCPA or similar laws may be able to secure business or other preferential treatment in such countries by means that such laws prohibit with respect to us. A violation of any of these laws, even if prohibited by our policies, may result in severe criminal and/or civil sanctions and other penalties, and could have a material adverse effect on our business. Actual or alleged violations could damage our reputation, be expensive to defend, and impair our ability to do business.

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

Environmental advocacy groups and regulatory agencies in the United States and other countries have focused considerable attention on emissions of carbon dioxide, methane and other "greenhouse gases" and their potential role in climate change. The EPA has already begun to regulate greenhouse gas emissions under existing provisions of the federal Clean Air Act, and the state of California has established a “cap-and-trade” program requiring state-wide annual reductions in emission of greenhouse gases. The adoption of additional legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs to comply with new emissions-reduction or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, hydrocarbons that our customers produce, which could impact demand for our services. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events.

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

From time to time, fluctuations in currency exchange rates could be material to us depending upon, among other things, the principal regions in which we provide tubular services. For the year ended December 31, 2014, on a U.S. dollar-equivalent basis, approximately 18% of our revenue was represented by currencies other than the U.S. dollar. In particular, we are sensitive to fluctuations in currency exchange rates between the U.S. dollar and each of the Euro, Norwegian Krone, British Pound, Canadian Dollar, Venezuelan Bolivar and Brazilian Real. There may be instances in which costs and revenue will not be matched with respect to currency denomination. As a result, to the extent that we continue our expansion on a global basis, as expected, we expect that increasing portions of revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. Further, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against these risks.

Seasonal and weather conditions could adversely affect demand for our services and operations.

Weather can have a significant impact on demand as consumption of energy is seasonal, and any variation from normal weather patterns, such as cooler or warmer summers and winters, can have a significant impact on demand. Adverse weather conditions, such as hurricanes and ocean currents in the U.S. Gulf of Mexico or typhoons in the Asia Pacific region, may interrupt or curtail our operations, or our customers’ operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured. Extreme winter conditions in Canada, Russia or the North Sea may interrupt or curtail our operations, or our customers’ operations, in those areas and result in a loss of revenue.

Legislation or regulations restricting the use of hydraulic fracturing could reduce demand for our services.

Hydraulic fracturing is an important and common practice in the oil and gas industry. The process involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. We do not perform hydraulic fracturing, but many of our customers utilize this technique. Certain environmental advocacy groups and regulatory agencies have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources and may cause earthquakes. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly. For example, the EPA has already begun to regulate certain hydraulic fracturing operations involving diesel under the Underground Injection Control program of the federal Safe Drinking Water Act, and is conducting a study to determine if additional regulation of hydraulic fracturing is warranted. The adoption of legislation or regulatory programs that restrict hydraulic fracturing could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our services.

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

Our future success depends in substantial part on our ability to hire and retain our executive officers and other key personnel. In particular, we are highly dependent on our executive officers, particularly Keith Mosing, our Executive Chairman, Gary Luquette, our President and Chief Executive Officer, Jeff Bird, our Executive Vice President and Chief Financial Officer, John Walker, our Executive Vice President, Operations and John Sinders, our Executive Vice President, Administration. These individuals possess extensive expertise, talent and leadership, and they are critical to our success. The diminution or loss of the services of these individuals, or other integral key personnel affiliated with entities that we acquire in the future, could have a material adverse effect on our business. Furthermore, we may not be able to enforce all of the provisions in any agreement we have entered into with certain of our executive officers, and such agreements may not otherwise be effective in retaining such individuals. In addition, we may not be able to retain key employees of entities that we acquire in the future. This may impact our ability to successfully integrate or operate the assets we acquire.

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

We are a holding company and have no material assets other than our indirect equity interest in FICV. We have no independent means of generating revenue. We intend to cause FICV to make distributions to us and MHI in an amount sufficient to cover (i) all applicable taxes at assumed tax rates, (ii) payments under the tax receivable agreement we entered into with MHI in connection with the IPO and (iii) dividends, if any, declared by us. To the extent that we need funds and FICV or its subsidiaries is restricted from making such distributions under applicable law or regulation or under the terms of their financing or other contractual arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

The Mosing family holds a majority of the combined voting power of the Company's common stock and Series A preferred stock (the "FINV Stock") and, accordingly, has substantial control over our management and affairs.

The Mosing family holds approximately 83.2% of the combined voting power of the FINV Stock through FWW B.V. ("FWW") and MHI. The Mosing family members have entered into a voting agreement with respect to the shares they own. Accordingly, the Mosing family has the ability to elect all of the members of our supervisory board, and thereby control our management and affairs. Moreover, pursuant to our amended and restated articles of association, our board of directors will consist of no more than nine individuals. The Mosing family has the right to recommend one director for nomination to the supervisory board for each 10% of the outstanding FINV Stock they collectively beneficially own, up to a maximum of five directors. The remaining directors are nominated by our supervisory board. Our supervisory board consists of seven members, three of whom are members of the Mosing family and are also our employees or employees of one of our affiliates, including our executive chairman. As a result, members of the Mosing family have meaningful influence over us and potential conflicts may arise, including with respect to matters related to the compensation of our executive chairman and the other members of the Mosing family who serve on our supervisory board. In addition, the Mosing family will be able to determine the outcome of all matters requiring shareholder approval, including mergers, amendments of our articles of association and other material transactions, and will be able to cause or prevent a change in the composition of our supervisory board or a change in control of our company that could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company. The existence of significant shareholders may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company. So long as the Mosing family continues to own a significant amount of the FINV Stock, even if such amount represents less than 50% of the aggregate voting power, it will continue to be able to strongly influence all matters requiring shareholder approval, regardless of whether or not other shareholders believe that the transaction is in their own best interests.

The Mosing family may have interests that conflict with holders of shares of our common stock.

In addition to their ownership interests in us, the Mosing family indirectly owns 25.5% of the limited partnership interests in FICV. Because they hold a portion of their ownership interest in our business through FICV, rather than through FINV, the Mosing family may have conflicting interests with holders of shares of our common stock. For example, the Mosing family may have different tax positions from us which could influence their decisions regarding whether and when to cause us to dispose of assets, whether and when to cause us to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement that we entered into in connection with the IPO. In addition, the structuring of future transactions may take into consideration the Mosing family’s tax or other considerations even where no similar benefit would accrue to us.

We are required under the tax receivable agreement to pay MHI or its permitted transferees for certain tax benefits we may claim, and the amounts we may pay could be significant.

We entered into the tax receivable agreement with FICV and MHI in connection with the IPO. This agreement generally provides for the payment by us of 85% of actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax (which reductions we refer to as “cash savings”) in periods after the IPO as a result of (i) the tax basis increases resulting from the transfer of FICV interests to us in connection with the conversion of shares of Preferred Stock into shares of our common stock and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the tax receivable agreement. In addition, the tax receivable agreement provides for interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the tax receivable agreement.

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

In certain cases, payments under the tax receivable agreement to MHI or its permitted transferees may be accelerated or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the tax receivable agreement.

The tax receivable agreement provides that we may terminate it early. If we elect to terminate the tax receivable agreement early, we are required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the tax receivable agreement (based upon certain assumptions and deemed events set forth in the tax receivable agreement, including the assumption that we have sufficient taxable income to fully utilize such benefits and that any interests in FICV that MHI or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the tax receivable agreement are similarly accelerated following certain mergers or other changes of control. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the tax receivable agreement were terminated on December 31, 2014, the estimated termination payment would be approximately $58.7 million (calculated using a discount rate of 5.47%). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were unable to finance our obligations due under the tax receivable agreement, we would be in breach of the agreement. Any such breach could adversely affect our business, financial condition or results of operations.

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

We may sell additional shares of common stock in subsequent public offerings. As of March 4, 2015, we had 154,330,970 outstanding shares of our common stock and 52,976,000 outstanding shares of Preferred Stock that are convertible into an equivalent number of shares of common stock. Members of the Mosing family own, indirectly through FWW and MHI, 119,024,000 shares of common stock and all of our shares of Preferred Stock. Together, these shares represent approximately 83.2% of our total outstanding FINV Stock. All of these shares may be sold into the market in the future.

On August 14, 2013, we filed a registration statement with the SEC on Form S-8 providing for the registration of 20,000,000 shares of our common stock issued or reserved for issuance under our 2013 Long Term Incentive Plan and 3,000,000 shares of our common stock issued or reserved for issuance under our employee stock purchase plan. Subject to the satisfaction of vesting conditions and the expiration of lock-up agreements, shares registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction. As of December 31, 2014, 16,375,534 shares were available for issuance under the 2013 Long Term Incentive Plan.

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

These requirements will not apply to us as long as we remain a “controlled company.” So long as members of the Mosing family control the outstanding common stock and Preferred Stock representing at least a majority of the outstanding voting power in FINV, we expect to utilize these exemptions. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE. The significant ownership interest held by the Mosing family could adversely affect investors’ perceptions of our corporate governance.

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

Under rules contained in U.S. tax law, we would be subject to tax as a U.S. corporation in the event that we acquire substantially all of the assets of a U.S. corporation and the equity owners of that U.S. corporation own at least 80% (calculated without regard for any stock issued in a public offering) of our stock by reason of holding stock in the U.S. corporation. For purposes of applying these rules, the rights associated with the Preferred Stock and the interests in FICV would likely result in the holders thereof being deemed to own our common stock under the “stock equivalent” portion of the rules.

We acquired the assets of MHI (a U.S. corporation); however, the ownership of MHI in our stock, taking into account common stock that MHI is deemed to own under the “stock equivalent” rules, is below the 80% standard for the application of the rules. Accordingly, we do not believe these rules should apply at this time.

There can be no assurance that the IRS will not challenge our determination that these rules are inapplicable. In the event that these rules were applicable, we would be subject to U.S. federal income tax on our worldwide income, which would negatively impact our cash available for distribution and the value of our common stock. Application of the rules could also adversely affect the ability of a U.S. holder to obtain a U.S. tax credit with respect to any Dutch withholding tax imposed on a distribution.

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

The following table details our material facilities by segment, owned or leased by us as of December 31, 2014.

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

Our largest manufacturing facility is located in Lafayette, Louisiana, where we manufacture a substantial portion of our pipe handling tools. The facility serves our U.S. Services segment in the U.S. Gulf of Mexico, our Tubular Sales segment and is our global headquarters for the design and manufacture of our equipment. The Lafayette facility is situated on a total of 183 acres. The main facility occupies 155 acres and consists of manufacturing, operations, pipe storage, training and administration. The remaining 28 acres located off of the main campus consists of manufacturing, warehousing and administration. There are a total of 15 buildings onsite and 13 buildings offsite. Our manufacturing operations occupy 11 of the 28 buildings, with the remaining buildings dedicated to administration, training and other operational tasks. The main administrative building within the facility is approximately 40,000 square feet. The facility is owned by MHI and leased to us through 2018.

Item 3. Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of December 31, 2014. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows. See Note 18 in the Notes to Consolidated Financial Statements, which are incorporated herein by reference to Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since our IPO in August 2013, our common stock has traded on the NYSE under the trading symbol "FI." Prior to that time, there was no public market for our common stock. The IPO offering price of our common stock was $22.00.

The following table sets forth the NYSE high and low sales prices and the dividend payments for our common stock for the periods indicated.

	High	Low	Dividends Per Share

Year Ended December 31, 2014
First Quarter	$26.99	$20.76	$0.075
Second Quarter	27.60	22.64	0.075
Third Quarter	24.81	18.41	0.150
Fourth Quarter	21.00	14.87	0.150

Year Ended December 31, 2013
Third Quarter (beginning August 9, 2013)	$30.45	$25.76	$—
Fourth Quarter	32.70	23.10	0.075

On March 4, 2015, we had 154,330,970 shares of common stock outstanding. The common shares outstanding at March 4, 2015 were held by approximately two record holders. The actual number of shareholders is greater than the number of holders of record.

See Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for discussion of equity compensation plans.

Dividend Policy

Our current policy is to pay quarterly cash dividends on our common stock of $0.15 per share. The declaration and payment of future dividends will be at the discretion of the Supervisory Board of Directors and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements and general business conditions. Accordingly, there can be no assurance that we will continue to pay dividends at that level or at all.

Each share of Preferred Stock has a liquidation preference equal to its par value of €0.01 per share and is entitled to an annual dividend equal to 0.25% of its par value.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following performance graph compares the performance of our common stock to the PHLX Oil Service Sector Index, the Russell 1000 Index and to a peer group established by management. The peer group consists of the following companies: Baker Hughes Inc., Cameron International Corporation, Core Laboratories N.V., Diamond Offshore Drilling, Inc., Dril-Quip, Inc., Ensco plc, FMC Technologies, Inc., Forum Energy Technologies, Inc., Halliburton Company, Helmerich & Payne, Inc., Hornbeck Offshore Services, Inc., Nabors Industries Ltd., National Oilwell Varco, Inc., Oceaneering International, Inc., Patterson-UTI Energy, Inc., Rowan Companies plc, Schlumberger N.V., Tesco Corporation, Transocean Ltd.  and Weatherford International Ltd. The graph below compares the cumulative total return to holders of our common stock with the cumulative total returns of the PHLX Oil Service Sector Index, the Russell 1000 Index and our peer group for the period from August 9, 2013, using the closing price for the first day of trading immediately following the effectiveness of our IPO through December 31, 2014. The graph assumes that the value of the investment in our common stock was $100 at August 9, 2013 or July 31, 2013 for each index (including reinvestment of dividends) and tracks the return on the investment through December 31, 2014. The shareholder return set forth herein is not necessarily indicative of future performance.

*$100 invested on 8/9/13 in stock of 7/31/13 in index, including reinvestment of dividends. Fiscal year ending December 31.

The performance graph above and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate by reference.

Item 6. Selected Financial Data

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Consolidated Financial Statements that are included in this Form 10-K. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Financial Statement Data:
Revenue	$1,152,632	$1,077,722	$1,039,054	$719,412	$591,111
Income from continuing operations	229,312	308,195	344,250	162,798	111,672
Total assets	1,758,681	1,561,195	1,107,961	847,500	710,543
Debt and capital lease obligations -
excluding affiliates	304	376	7,368	9,204	46,579
Long-term debt - affiliates	—	—	468,563	2,913	202
Total equity	1,472,536	1,333,327	446,988	667,128	536,013

Earnings Per Share Information:
Basic earnings per common share:
Continuing operations	$1.03	$1.69	$2.15	$1.02	$0.70
Discontinued operations	—	0.24	0.04	0.05	0.04
Total	$1.03	$1.93	$2.19	$1.07	$0.74

Diluted earnings per common share:
Continuing operations	$1.03	$1.62	$2.00	$0.95	$0.65
Discontinued operations	—	0.23	0.04	0.04	0.04
Total	$1.03	$1.85	$2.04	$0.99	$0.69

Weighted average common shares
outstanding:
Basic	153,814	132,257	119,024	119,024	119,024
Diluted	207,828	185,506	172,000	172,000	172,000
Cash dividends per common share	$0.45	$0.075	$—	$—	$—

Other Data:
Adjusted EBITDA (1)	$450,376	$438,739	$439,524	$241,124	$177,560

(1)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. For a definition and a reconciliation of Adjusted EBITDA to our income from continuing operations, its most directly comparable financial measure presented in accordance with GAAP, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - How We Evaluate Our Operations - Adjusted EBITDA and Adjusted EBITDA Margin."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included in Part II, Item 8, "Financial Statements and Supplementary Data" included in this Form 10-K.

This section contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations, and involve risks and uncertainties. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements because of various factors, including those described in the sections titled "Cautionary Note Regarding Forward-Looking Statements," "Risk Factors" and elsewhere in this Form 10-K.

Overview of Business

We are a global provider of highly engineered tubular services to the oil and gas industry and have been in business for over 75 years. We provide our services to leading exploration and production companies in both offshore and onshore environments, with a focus on complex and technically demanding wells.

We conduct our business through three operating segments:

•
International Services. We currently provide our services in approximately 60 countries on six continents. Our customers in these international markets are primarily large exploration and production companies, including integrated oil and gas companies and national oil and gas companies.

•
U.S. Services. We service customers in the offshore areas of the U.S. Gulf of Mexico. In addition, we have a significant presence in almost all of the active onshore oil and gas drilling regions in the U.S., including the Permian Basin, Bakken Shale, Barnett Shale, Eagle Ford Shale, Haynesville Shale, Marcellus Shale and Utica Shale.

•
Tubular Sales. We design, manufacture and distribute large OD pipe, connectors and casing attachments. We also provide specialized fabrication and welding services in support of offshore projects, including drilling and production risers, flowlines and pipeline end terminations, as well as long-length tubulars (up to 300 feet in length) for use as caissons or pilings. This segment also designs and manufactures proprietary equipment for use in our International and U.S. Services segments.

How We Generate Our Revenue

The majority of our services revenues are derived primarily from personnel rates for our specially trained employees who perform tubular services for our customers; and rental rates for the suite of products and equipment that our employees use to perform tubular services.

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

Outlook

We believe the short-term outlook for the tubular services businesses is adverse. The oil and gas industry is cyclical and current uncertainty in global demand and excess supply have caused a dramatic reduction in commodity prices. While significant new well development is required to replace naturally declining production, the timing of new development is uncertain. Our long-term outlook for the tubular services businesses remains positive.

We expect our offshore businesses, both in the U.S. and internationally, to be negatively impacted by the current commodity price environment. However, we do expect to benefit from deep water and ultra-deep water drilling activity from existing and new drilling rigs worldwide. Newer generation drillships and semi-submersible drilling rigs offer an opportunity for increased demand for our services. In addition, new well construction is increasingly more complex and expensive.

Our land businesses are impacted by the number of rigs working and wells being drilled as well as the competitive environment. We believe this market will face pricing and competitive threats due to lower commodity prices. While reduced activity impacts our opportunity to work, we do have the ability to move resources, both people and equipment, to areas with the most demand.

Our tubular sales business does not follow any particular industry driver. Instead, this business is driven by the requirements and timing of our customers' projects. We believe our facilities and services position us well to meet the needs of our customers and that this business will continue to grow in the coming years.

We have positioned ourselves financially with virtually no debt and significant cash on hand to take advantage of market growth opportunities. We are evaluating our cost structure including looking for opportunities to reduce costs through focused productivity projects. We expect our cash flows from operations to fund our working capital needs, our capital expenditure requirements and fund our current and expected future dividends. Any acquisition would be funded by a combination of cash on hand, cash flow from operations, debt or equity issuances and borrowings under our credit facility.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as income from continuing operations before net interest income or expense, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss, stock-based compensation, other non-cash adjustments and unusual or non-recurring charges or credits. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues. We review Adjusted EBITDA and Adjusted EBITDA margin on both a consolidated basis and on a segment basis. We use Adjusted EBITDA and Adjusted EBITDA margin to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team (such as income tax rates). Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with generally accepted accounting principles in the U.S. ("GAAP").

The following table presents a reconciliation of income from continuing operations to Adjusted EBITDA, our most directly comparable GAAP performance measure, as well as adjusted EBITDA margin for each of the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012

Income from continuing operations	$229,312	$308,195	$344,250
Interest (income) expense, net	(87)	653	(260)
Depreciation and amortization	90,041	78,082	65,815
Income tax expense	75,412	38,727	31,877
Gain on sale of assets	289	(122)	(2,608)
Foreign currency loss	17,041	2,556	450
Stock-based compensation expense	38,368	7,220	—
IPO transaction-related costs (1)	—	3,428	—
Adjusted EBITDA	$450,376	$438,739	$439,524
Adjusted EBITDA margin	39.1%	40.7%	42.3%

(1)	Represents nonrecurring charges incurred in connection with our IPO, primarily those amounts attributable to the restructuring in advance of the IPO.

For a reconciliation of our Adjusted EBITDA on a segment basis to the most comparable measure calculated in accordance with GAAP, see “—Operating Segment Results.”

Safety Performance

Maintaining a strong safety record is a critical component of our operational success. Many of our larger customers have safety standards we must satisfy before we can perform services for them. We continually monitor our safety culture through the use of employee safety surveys and trend analysis, and we modify existing programs or develop new programs according to the data obtained. One way to measure safety is by tracking the total recordable incident rate (“TRIR”) and the lost time incident rate (“LTIR”), which are reviewed on both a monthly and rolling twelve-month basis.

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

The table below presents our worldwide TRIR and LTIR for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012

TRIR	1.27	1.13	1.96
LTIR	0.36	0.33	0.54

Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012

Revenues:
Equipment rentals and services	$969,703	$902,960	$880,010
Products (1)	182,929	174,762	159,044
Total revenue	1,152,632	1,077,722	1,039,054

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Equipment rentals and services	369,855	310,244	300,661
Products	110,126	124,092	124,946
General and administrative expenses	267,378	224,755	186,112
Depreciation and amortization	90,041	78,082	65,815
Gain (loss) on sale of assets	289	(122)	(2,608)
Operating income	314,943	340,671	364,128

Other income (expense):
Other income	6,735	9,460	12,189
Interest income (expense), net	87	(653)	260
Foreign currency loss	(17,041)	(2,556)	(450)
Total other income (expense)	(10,219)	6,251	11,999
Income from continuing operations before income tax expense	304,724	346,922	376,127
Income tax expense	75,412	38,727	31,877
Income from continuing operations	229,312	308,195	344,250
Income from discontinued operations, net of tax	—	42,635	6,684
Net income	229,312	350,830	350,934
Less: Net income attributable to noncontrolling interest	70,275	95,368	90,015
Net income attributable to Frank's International N.V.	$159,037	$255,462	$260,919

(1)	Consolidated products revenue includes a small amount of revenues attributable to the U.S. Services and International Services segments.

Consolidated Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues. Revenues from external customers, excluding intersegment sales, for the year ended December 31, 2014 increased by $74.9 million, or 7.0%, to $1,152.6 million from $1,077.7 million for the year ended December 31, 2013. The increase was primarily attributable to higher revenues in all of our segments, most notably in our International and Tubular segments, with revenues increasing $62.0 million and $8.2 million, respectively, due to an increase in demand and expansion in new and existing locations. Revenue for our segments are discussed separately below under the heading "Operating Segment Results."

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the year ended December 31, 2014 increased by $45.6 million, or 10.5%, to $480.0 million from $434.3 million for the year ended December 31, 2013. The increase was primarily attributable to compensation related costs of $23.6 million, repairs and maintenance of $6.9 million, freight expense of $6.5 million, custom duty charges of $3.3 million, business and travel expenses of

$2.8 million, tool inspections of $2.0 million and rent expense of $1.3 million, partially offset by smaller decreases in several other costs of $0.8 million.

General and administrative expenses. General and administrative ("G&A") expenses for the year ended December 31, 2014 increased by $42.6 million, or 19.0%, to $267.4 million from $224.8 million for the year ended December 31, 2013 primarily due to an increase in stock compensation costs of $31.2 million. Included in this amount is an out-of-period adjustment of $4.7 million related to 2013, which corrected the amortization of expense related to retirement-eligible employees (see Note 1 in the Notes to Consolidated Financial Statements for additional detail). Compensation related costs of $14.1 million, medical claims of $3.5 million, professional fees of $3.5 million, rent and utilities expense of $3.2 million and insurance costs of $1.9 million also contributed to the increase as well as smaller decreases in several other costs of $0.8 million. The increase in all other costs is primarily attributable to incurring public company costs for a full year in 2014 compared to only four months in 2013. These increases were partially offset by a decrease in bad debt expense of $15.6 million.

    Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2014 increased by $12.0 million, or 15.3%, to $90.0 million from $78.1 million for the year ended December 31, 2013. The increase was primarily attributable to a higher depreciable base resulting from property and equipment additions.

Other income. Other income for the year ended December 31, 2014 decreased by $2.7 million, or 28.8%, to $6.7 million from $9.5 million for the year ended December 31, 2013. The decrease was primarily attributable to lower royalties received in 2014.

Foreign currency loss. Foreign currency loss for the year ended December 31, 2014 increased by $14.5 million to $17.0 million from $2.6 million for the year ended December 31, 2013. The increase in foreign currency loss was primarily due to foreign currency losses in Venezuela of $13.0 million (see Note 1 in the Notes to Consolidated Financial Statements for additional detail) in addition to unfavorable fluctuations of $1.5 million in other foreign currency rates.

Income tax expense. Income tax expense for the year ended December 31, 2014 increased by $36.7 million, or 94.7%, to $75.4 million from $38.7 million for the year ended December 31, 2013 primarily due to our U.S. operations becoming taxable as a result of our restructuring concurrent with the IPO for a full year in 2014 compared to four months in 2013. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Income from discontinued operations. We did not recognize any income from discontinued operations for the year ended December 31, 2014. During the year ended December 31, 2013, we recognized a gain of $39.6 million upon the sale of a component of our Tubular Sales segment. See Note 3 in the Notes to Consolidated Financial Statements.

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

General and administrative expenses. G&A expenses for the year ended December 31, 2013 increased by $38.6 million, or 20.8%, to $224.8 million from $186.1 million for the year ended December 31, 2012. The increase was primarily attributable to $13.8 million of bad debt expense in our Latin American region due to the political and economic turmoil in Venezuela and the filing of bankruptcy by a customer in Brazil. Compensation related costs of $8.6 million, stock based compensation expense of $7.2 million, other non-income based taxes of $5.5 million and $4.0 million of public company expenses (of which $3.4 million was of a non-recurring nature) also contributed to the increase.

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

Operating Segment Results

The following table presents revenues and Adjusted EBITDA by segment, and a reconciliation of Adjusted EBITDA to net income from continuing operations, which is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2014	2013	2012

Revenue:
International Services	$538,730	$478,572	$469,464
U.S. Services	463,372	455,492	444,568
Tubular Sales	240,277	238,756	197,070
Intersegment sales	(89,747)	(95,098)	(72,048)
Total	$1,152,632	$1,077,722	$1,039,054

Segment Adjusted EBITDA:
International Services	$231,469	$199,620	$219,199
U.S. Services	180,575	198,442	199,397
Tubular Sales	38,366	40,624	20,958
Total	450,410	438,686	439,554
Corporate and other (1)	(34)	53	(30)
Adjusted EBITDA Total (2)	450,376	438,739	439,524
Interest income (expense), net	87	(653)	260
Income tax expense	(75,412)	(38,727)	(31,877)
Depreciation and amortization	(90,041)	(78,082)	(65,815)
Gain (loss) on sale of assets	(289)	122	2,608
Foreign currency loss	(17,041)	(2,556)	(450)
Stock-based compensation expense	(38,368)	(7,220)	—
IPO transaction-related costs	—	(3,428)	—
Income from continuing operations	$229,312	$308,195	$344,250

(1)	Corporate and other represents amounts not directly associated with an operating segment.

(2)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

International Services

Revenue for the International Services segment increased by $60.2 million, or 12.6%, compared to 2013, primarily as a result of extended and renewed contracts in West Africa, expansion of our product placement in Europe and increasing our market share in the Far East and Middle East, partially offset by a decrease in Latin America due to the termination of certain contracts in late 2013.

Adjusted EBITDA for the International Services segment increased by $31.8 million, or 16.0%, compared to 2013, primarily due to the revenue increase of $60.2 million and a $16.4 million decrease in bad debt expense, partially offset by increases in compensation related costs of $17.9 million, freight and transportation costs of $5.0 million, product costs of $4.6 million, equipment rentals of $3.5 million, custom duty charges of $3.4 million, business and travel expenses of $3.1 million, rent and warehouse expense of $2.5 million, crew expenses of $1.8 million, employee benefits and insurance of $0.9 million as well as smaller increases in various other costs of $2.1 million.

U.S. Services

Revenue for the U.S. Services segment increased by $7.9 million, or 1.7%, compared to 2013. Our offshore revenue increased $9.9 million as a result of increased activity from our customers but was partially offset by drilling delays, rig-related issues and ocean currents lasting longer than previous years. Onshore revenue decreased $2.0 million due to delays in the renewal of contracts in the first half of 2014 and the exit of customers who switched their concentration to other regions in the U.S.

Adjusted EBITDA for the U.S. Services segment decreased by $17.9 million, or 9.0%, compared to 2013 as a result of higher compensation related costs of $14.7 million, repairs and maintenance of $5.3 million, medical claims of $4.2 million, rent expense of $0.9 million and smaller increases in several other costs of $0.7 million. These increases were partially offset by the $7.9 million increase in revenue.

Tubular Sales

Revenue for the Tubular Sales segment increased by $1.5 million, or 0.6%, compared to 2013, primarily due to an increase in customer external pipe sales of $8.2 million offset by a decrease in manufactured equipment sales to the International Services and U.S. Services segments of $6.7 million.

Adjusted EBITDA for the Tubular Sales segment decreased by $2.3 million, or 5.6%, compared to 2013, primarily as a result of higher tool inspection costs of $1.3 million, rent expense of $1.2 million and repairs and maintenance of $0.9 million, as well as various other costs of $0.4 million, partially offset by the revenue increase of $1.5 million.

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

Adjusted EBITDA for the International Services segment decreased $19.6 million, or 8.9%, compared to 2012, primarily due to an increase in bad debt expense of $13.8 million due to the political and economic turmoil in Venezuela and the filing of bankruptcy by a customer in Brazil. In addition, compensation related costs of $11.9 million and other non-income based taxes of $2.9 million contributed to the decrease, which was partially offset by the $9.1 million increase in revenue.

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

Tubular Sales

Revenue for the Tubular Sales segment increased by $41.7 million, or 21.2%, compared to 2012, primarily due to an increase of $22.0 million in pipe sales in deep water markets and an increase of $21.2 million to our International and U.S. Services segments from our manufacturing component. Partially offsetting these increases were lower fabrication revenues of $1.6 million.

Adjusted EBITDA for the Tubular Sales segment increased by $19.7 million, or 93.8%, compared to 2012, primarily as a result of the $41.7 million increase in revenue, which was partially offset by a $13.1 million increase in the cost of pipe and products resulting from the higher revenue. In addition, higher compensation related costs of $4.0 million and an increase in equipment rentals and supplies of $3.2 million attributed to the increase.

Liquidity and Capital Resources

Liquidity

At December 31, 2014, we had cash and cash equivalents of $489.4 million and debt of $0.3 million. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures and acquisitions. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditures are estimated at $150 million for 2015. We expect approximately $70 million for the purchase and manufacture of equipment and the remainder for the purchase or construction of facilities. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During the years ended December 31, 2014, 2013 and 2012, capital expenditures were $173.0 million, $184.5 million and $180.2 million, respectively, all of which were funded from internally generated sources. We believe our cash flows from operations and potential borrowings under our Credit Facility (as defined below), should be sufficient to fund our capital expenditure and liquidity requirements for 2015.

We paid dividends on our common stock of $69.3 million, or an aggregate of $0.45 per common share, in addition to $41.6 million in distributions to our noncontrolling interests during the year ended December 31, 2014. The timing, declaration, amount of, and payment of any dividends is within the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by our board of directors. We do not have a legal obligation to pay any dividend and there can be no assurance that we will be able to do so.

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million for letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of our credit agreement, we have the ability to increase the commitments under the Credit Facility by $150.0 million. As of December 31, 2014 and 2013, we did not have any outstanding indebtedness under the Credit Facility. We had $6.6 million in letters of credit outstanding as of December 31, 2014. Our $100.0 million 364-day revolving credit facility matured in August 2014 and was not renewed or replaced.

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in the Credit Facility) of not more than 2.50 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. At December 31, 2014, we were in compliance with all financial covenants under the Credit Facility.

In addition, the Credit Facility contains customary events of default, including, among others, the failure to make required payments, failure to comply with certain covenants or other agreements, breach of the representations and covenants contained in the agreements, default of certain other indebtedness, certain events of bankruptcy or insolvency and the occurrence of a change in control (as defined in our credit agreement).

Cash Flows from Operating, Investing and Financing Activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Year Ended December 31,
	2014	2013	2012

Operating activities	$368,860	$277,431	$344,776
Investing activities	(173,643)	(137,500)	(182,533)
Financing activities	(115,750)	110,234	(107,210)
	79,467	250,165	55,033
Effect of exchange rate changes on cash activities	4,940	1,837	(737)
Increase (decrease) in cash and cash equivalents	$84,407	$252,002	$54,296

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

Operating Activities

Cash flow from operating activities was $368.9 million for the year ended December 31, 2014 as compared to $277.4 million in 2013 and $344.8 million in 2012. The increase in 2014 was due primarily to changes in inventory, accounts receivable and accrued expenses, partially offset by an increase in tax expense resulting from our U.S. operations becoming taxable subsequent to our IPO as well as lower deferred revenue. The decrease in 2013 was due primarily to an increase in inventory and a decrease in accrued expenses, partially offset by an increase in deferred revenue.

Investing Activities

Cash flow used in investing activities was $173.6 million for the year ended December 31, 2014 as compared to $137.5 million in 2013 and $182.5 million in 2012. Our investing activities in 2014 were primarily related to capital expenditures for property, plant and equipment and reflected lower proceeds from the sale of assets and equipment than in 2013. Cash flow used in investing activities was lower in 2013 as a result of $51.0 million of proceeds from the sale of assets and equipment, primarily including the sale of a component of our Tubular Sales segment. See Note 3 to our audited Consolidated Financial Statements.

Financing Activities

Cash flow used in financing activities was $115.8 million for the year ended December 31, 2014 as compared to cash provided by financing activities of $110.2 million and cash used in financing activities of $107.2 million for the years ended December 31, 2013 and 2012, respectively. The decrease in 2014 was primarily due to activities in 2013, which included net proceeds of $711.5 million from our IPO partially offset by $464.0 million of note repayments to FWW B.V. and distributions to stockholders of $105.4 million, that did not reoccur in 2014. In 2014, we made dividend payments of $69.3 million and distributions to the noncontrolling interests of $41.6 million. As mentioned above, financing activities for 2013 included net proceeds of approximately $711.5 million from our IPO, which was partially offset by $464.0 million in payments related to the FWW notes and $105.4 million in stockholder distributions. During 2013, we made $11.5 million in dividend payments on common stock and $11.5 million in distributions to noncontrolling interests.

Contractual Obligations

We are a party to various contractual obligations. A portion of these obligations are reflected in our financial statements, such as long-term debt, while other obligations, such as operating leases and purchase obligations, are not reflected on our balance sheet. The following is a summary of our contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$304	$304	$—	$—	$—
Noncancellable operating leases	79,471	14,972	27,065	14,010	23,424
Purchase obligations (1)	45,590	45,590	—	—	—
Total	$125,365	$60,866	$27,065	$14,010	$23,424

(1)	Includes purchase commitments for connectors and pipe for existing orders from our customers. We enter into purchase commitments as needed.

Not included in the table above are uncertain tax positions of $0.3 million that we have accrued as of December 31, 2014, as the amounts and timing of payment, if any, are uncertain. See Note 17 in the Notes to Consolidated Financial Statements.

Tax Receivable Agreement

We entered into a tax receivable agreement (the “TRA”) with FICV and MHI in connection with the IPO. The TRA generally provides for the payment by us to MHI of 85% of the amount of the actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax in periods after the IPO (which reductions we refer to as "cash savings") as a result of (i) the tax basis increases resulting from the transfer of FICV interests to us in connection with a conversion of shares of Preferred Stock into shares of our common stock and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. In addition, the TRA provides for interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. We will retain the remaining 15% of cash savings, if any. The payment obligations under the TRA are our obligations and not obligations of FICV. The term of the TRA continues until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRA.

If we elect to terminate the TRA early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that MHI or its transferees own on the termination date are deemed to be exchanged on the termination date). In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control.

In certain circumstances, we may be required to make payments under the TRA that we have entered into with

MHI. In most circumstances, these payments will be associated with the actual cash savings that we recognize in connection with a conversion of Preferred Stock, which would reduce the actual tax benefit to us. If we were to choose to terminate the TRA early or enter into certain change of control transactions, we may incur payment obligations prior to the time we actually incur any tax benefit. In those circumstances, we would need to pay the amounts out of cash on hand, finance the payments or refrain from triggering the obligation. Though we do not have any present intention of triggering an advance payment under the TRA, based on our current liquidity and our expected ability to access debt and equity financing, we believe we would be able to make such a payment if necessary. Any such payment could reduce our cash on hand and our borrowing availability, however, which would also reduce the amount of cash available to operate our business, to fund capital expenditures and to be paid as dividends to our stockholders, among other things. Please see Note 13 in the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At December 31, 2014, we had no off-balance sheet arrangements.

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

Allowance for Doubtful Accounts

We evaluate whether client receivables are collectible. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding in addition to clients' representations and our understanding of the economic environment in which our clients operate. Based on our review, we establish or adjust allowances for specific clients and the accounts receivable as a whole. Our allowance for doubtful accounts at December 31, 2014 and 2013 was $2.5 million and $13.6 million, respectively.

Recent Accounting Pronouncements

See Note 1 in the Notes to Consolidated Financial Statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data," under the heading "Recent Accounting Pronouncements" included in this Form 10-K.

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

Foreign Currency Exchange Rates

We operate in virtually every oil and natural gas exploration and production region in the world. In some parts of the world, the currency of our primary economic environment is the U.S. dollar, and we use the U.S. dollar as our functional currency. In other parts of the world, such as Europe, Norway, Canada, Venezuela and Brazil, we conduct our business in currencies other than the U.S. dollar, and the functional currency is the applicable local currency. Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive income (loss) in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar.

For the year ended December 31, 2014, on a U.S. dollar-equivalent basis, approximately 18% of our revenue was represented by currencies other than the U.S. dollar. However, no single foreign currency poses a primary risk to us. A hypothetical 10% decrease in the exchange rates for each of the foreign currencies in which a portion of our revenues is denominated would result in a 1.7% decrease in our overall revenues for the year ended December 31, 2014.

Please refer to Note 1 to the Consolidated Financial Statements for a discussion of exchange rates as it relates to our operations in Venezuela. At December 31, 2014, we had approximately $1.9 million in net monetary assets denominated in Bolivars using the SICAD II rate. In the event of a devaluation of the current exchange mechanism in Venezuela or any other new exchange mechanism that might emerge for financial reporting purposes, it would result in our recording an additional devaluation charge in our consolidated statement of income.

Interest Rate Risk

As of December 31, 2014, we did not have an outstanding balance under the Credit Facility. If we borrow under the Credit Facility in the future, we will be exposed to changes in interest rates on our floating rate borrowings under the Credit Facility. Although we do not currently utilize interest rate derivative instruments to reduce interest rate exposure, we may do so in the future.

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

Item 8. Financial Statements

Management's Report on Internal Control
Over Financial Reporting

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Frank’s International N.V.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Frank’s International N.V. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 6, 2015

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$489,354	$404,947
Accounts receivables, net	390,977	364,817
Inventories	204,008	185,589
Other current assets	23,080	15,843
Total current assets	1,107,419	971,196

Property, plant and equipment, net	580,142	511,199
Goodwill and intangible assets, net	14,163	14,814
Other assets	56,957	63,986
Total assets	$1,758,681	$1,561,195

Liabilities and Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$304	$376
Accounts payable	16,496	22,254
Deferred revenue	76,112	62,610
Accrued and other current liabilities	114,227	90,484
Total current liabilities	207,139	175,724

Deferred tax liabilities	35,321	13,114
Other non-current liabilities	42,980	38,325
Total liabilities	285,440	227,163

Commitments and contingencies (Note 18)

Series A preferred stock, €0.01 par value, 52,976,000 shares authorized,
issued and outstanding	705	705

Stockholders' equity
Common stock, €0.01 par value, 745,120,000 shares authorized; 154,571,229 shares issued and 154,327,383 shares outstanding at December 31, 2014 and
153,524,000 shares issued and outstanding at December 31, 2013	2,033	2,019
Additional paid-in capital	683,611	642,164
Retained earnings	545,357	455,632
Accumulated other comprehensive income (loss)	(14,210)	(2,383)
Treasury stock (at cost), 243,846 shares at December 31, 2014	(4,801)	—
Total stockholders' equity	1,211,990	1,097,432
Noncontrolling interest	260,546	235,895
Total equity	1,472,536	1,333,327
Total liabilities and equity	$1,758,681	$1,561,195

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Equipment rentals and services	$969,703	$902,960	$880,010
Products	182,929	174,762	159,044
Total revenue	1,152,632	1,077,722	1,039,054

Operating expenses:
Cost of revenues, exclusive of depreciation
and amortization
Equipment rentals and services	369,855	310,244	300,661
Products	110,126	124,092	124,946
General and administrative expenses	267,378	224,755	186,112
Depreciation and amortization	90,041	78,082	65,815
(Gain) loss on sale of assets	289	(122)	(2,608)
Operating income	314,943	340,671	364,128

Other income (expense):
Other income	6,735	9,460	12,189
Interest income (expense), net	87	(653)	260
Foreign currency loss	(17,041)	(2,556)	(450)
Total other income (expense)	(10,219)	6,251	11,999
Income from continuing operations before
income tax expense	304,724	346,922	376,127
Income tax expense	75,412	38,727	31,877
Income from continuing operations	229,312	308,195	344,250
Income from discontinued operations, net of tax	—	42,635	6,684
Net income	229,312	350,830	350,934
Net income attributable to noncontrolling interest	70,275	95,368	90,015
Net income attributable to Frank's International N.V.	$159,037	$255,462	$260,919

Basic earnings per common share:
Continuing operations	$1.03	$1.69	$2.15
Discontinued operations	—	0.24	0.04
Total	$1.03	$1.93	$2.19

Diluted earnings per common share:
Continuing operations	$1.03	$1.62	$2.00
Discontinued operations	—	0.23	0.04
Total	$1.03	$1.85	$2.04

Weighted average common shares outstanding:
Basic	153,814	132,257	119,024
Diluted	207,828	185,506	172,000

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$229,312	$350,830	$350,934
Other comprehensive income (loss):
Foreign currency translation
adjustments, net of tax	(11,104)	(11,240)	(178)
Unrealized gain (loss) on marketable
securities, net of tax	(4,782)	3,658	113
Total other comprehensive income (loss)	(15,886)	(7,582)	(65)
Comprehensive income	213,426	343,248	350,869
Less: Comprehensive income attributable to
noncontrolling interest	66,216	93,423	89,998
Comprehensive income attributable to
Frank's International N.V.	$147,210	$249,825	$260,871

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Interest	Equity
Balance at December 31, 2011	119,024	$1,561	$651	$491,062	$3,302	$—	$170,552	$667,128
Net income	—	—	—	260,919	—	—	90,015	350,934
Foreign currency translation
adjustments	—	—	—	—	(132)	—	(46)	(178)
Unrealized gain on
marketable securities	—	—	—	—	84	—	29	113
Distributions to stockholders	—	—	—	(424,545)	—	—	(146,464)	(571,009)
Balance at December 31, 2012	119,024	1,561	651	327,436	3,254	—	114,086	446,988
Net income	—	—	—	255,462	—	—	95,368	350,830
Distribution of net assets
to Mosing Holdings	—	—	—	(37,412)	—	—	(12,907)	(50,319)
Capital contribution by NCI
equity holders to subsidiary	—	—	—	—	—	—	3,002	3,002
Issuance of common stock
upon IPO, net of
offering costs	34,500	458	634,239	—	—	—	76,814	711,511
Foreign currency
translation adjustments	—	—	—	—	(8,357)	—	(2,883)	(11,240)
Unrealized gain on
marketable securities	—	—	—	—	2,720	—	938	3,658
Stock-based compensation
expense	—	—	7,220	—	—	—	—	7,220
Distributions to stockholders	—	—	—	(78,340)	—	—	(27,027)	(105,367)
Distribution to
noncontrolling interest	—	—	—	—	—	—	(11,496)	(11,496)
Common stock dividends
($0.075 per share)	—	—	—	(11,514)	—	—	—	(11,514)
Other	—	—	54	—	—	—	—	54
Balance at December 31, 2013	153,524	2,019	642,164	455,632	(2,383)	—	235,895	1,333,327
Net income	—	—	—	159,037	—	—	70,275	229,312
Tax benefits due to offering costs	—	—	3,093	—	—	—	—	3,093
Foreign currency translation
adjustments	—	—	—	—	(8,266)	—	(2,838)	(11,104)
Unrealized loss on
marketable securities	—	—	—	—	(3,561)	—	(1,221)	(4,782)
Stock-based compensation
expense	—	—	38,368	—	—	—	—	38,368
Distribution to noncontrolling
interest	—	—	—	—	—	—	(41,565)	(41,565)
Common stock dividends
($0.45 per share)	—	—	—	(69,311)	—	—	—	(69,311)
Preferred stock dividends	—	—	—	(1)	—	—	—	(1)
Common shares issued
upon vesting of restricted
stock units	1,047	14	(14)	—	—	—	—	—
Treasury shares withheld	(244)	—	—	—	—	(4,801)	—	(4,801)
Balance at December 31, 2014	154,327	$2,033	$683,611	$545,357	$(14,210)	$(4,801)	$260,546	$1,472,536

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$229,312	$350,830	$350,934
Adjustments to reconcile net income to cash provided
by operating activities
Depreciation and amortization	90,041	78,226	66,215
Stock-based compensation expense	38,368	7,220	—
Amortization of deferred financing costs	235	129	—
Venezuelan currency devaluation charge	13,010	1,755	—
Deferred tax provision	27,995	3,621	1,449
Provision for (recovery of) bad debts	(3,137)	12,551	(389)
(Gain) loss on sale of assets	289	(39,752)	(2,608)
Changes in fair value of marketable securities	(1,403)	(3,891)	(2,058)
Gain on exchange of investment	—	—	(3,997)
(Increase) decrease in value of life insurance policies	—	(815)	254
Changes in operating assets and liabilities
Accounts receivable	(43,349)	(82,032)	(76,729)
Inventories	(30,282)	(85,654)	(1,313)
Other current assets	(7,926)	(1,698)	845
Other assets	(1,619)	(1,430)	(173)
Accounts payable	4,991	(5,278)	(1,288)
Deferred revenue	13,505	39,437	(11,599)
Accrued expenses and other current liabilities	32,915	(2,744)	20,571
Other noncurrent liabilities	5,915	6,956	4,662
Net cash provided by operating activities	368,860	277,431	344,776

Cash flows from investing activities
Purchase of property, plant and equipment	(172,952)	(184,504)	(180,187)
Proceeds from sale of assets and equipment	848	50,959	5,259
Purchase of marketable securities	(1,539)	(1,813)	(2,757)
Premiums on life insurance policies	—	(2,142)	(3,088)
Other	—	—	(1,760)
Net cash used in investing activities	(173,643)	(137,500)	(182,533)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	—	711,511	—
Repayments of borrowings	(72)	(472,070)	(39,211)
Proceeds from borrowings	—	170	19,016
Deferred financing costs	—	(1,000)	—
Dividends paid on common stock	(69,311)	(11,514)	—
Dividends paid on preferred stock	(1)	—	—
Distribution to noncontrolling interest	(41,565)	(11,496)	—
Treasury shares withheld	(4,801)	—	—
Distributions to stockholders	—	(105,367)	(87,015)
Net cash provided by (used in) financing activities	(115,750)	110,234	(107,210)

Effect of exchange rate changes on cash due to Venezuelan devaluation	(1,040)	575	—
Effect of exchange rate changes on cash	5,980	1,262	(737)
Net increase in cash	84,407	252,002	54,296
Cash and cash equivalents at beginning of period	404,947	152,945	98,649
Cash and cash equivalents at end of period	$489,354	$404,947	$152,945

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

Basis of Presentation

The consolidated financial statements of FINV for the years ended December 31, 2014, 2013 and 2012 include the activities of Frank's International C.V. ("FICV") and its wholly owned subsidiaries (collectively, "Company," "we," "us" and "our"). All intercompany accounts and transactions have been eliminated for purposes of preparing these consolidated financial statements.

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

Out-Of-Period Adjustment

During our review of the three months ended June 30, 2014, we identified a non-cash error that originated in prior periods. The error related to the attribution of the cost of share-based compensation to the requisite service periods of retirement-eligible employees. Awards made pursuant to the 2013 Long-Term Incentive Plan generally provided that the awards vest if the employee retires. The requisite service period for awards does not extend beyond the date an employee becomes eligible to retire, which causes the requisite service period to be either two years or the period from grant date to the date the employee becomes retirement eligible. In the second quarter of 2014, we discovered that share-based compensation expense related to retirement-eligible employees was cumulatively understated through the first quarter of 2014 by approximately $7.5 million. Because the errors were immaterial both in the periods in which they arose and in which they were corrected, the correction was recorded as an out-of-period adjustment in the second quarter of 2014 and is included in general and administrative expenses on the consolidated statements of income.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Income

Accounting standards on reporting comprehensive income require that certain items, including foreign currency translation adjustments and unrealized gains and losses on marketable securities be presented as components of comprehensive income. The cumulative amounts recognized by us under these standards are reflected in the consolidated balance sheet as accumulated other comprehensive income, a component of stockholders’ equity.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For those foreign subsidiaries that have designated the U.S. dollar as the functional currency, gains and losses resulting from balance sheet remeasurement of foreign operations are included in the consolidated statements of income as incurred. Gains and losses resulting from transactions denominated in a foreign currency are also included in the consolidated statements of income as incurred.

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. A qualitative assessment is allowed to determine if goodwill is potentially impaired. The qualitative assessment determines whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If it is more likely that not that the fair value of the reporting unit is less than the carrying amount, then the two step impairment test is performed. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. We complete our assessment of goodwill impairment as of December 31 each year. No impairment was recorded for years ended December 31, 2014, 2013 and 2012. Our goodwill is allocated to our operating segments as follows: U.S. Services - approximately $11.3 million; Tubular Sales - approximately $2.4 million. The inputs used in the determination of fair value are generally level 3 inputs. See Note 10 in these Notes to Consolidated Financial Statements for a discussion of fair value measures.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment, and certain other assets to be held and used by us, are reviewed when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on estimated future cash flows. If this assessment indicates that the carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining useful lives, an impairment loss is recognized based on fair value of the asset.

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

FICV is taxed as a partnership for U.S. federal income tax purposes and its domestic subsidiaries are classified as limited liability companies not subject to federal or state income taxation. As a partner in FICV, we are subject to U.S. taxation on our allocable share of U.S. taxable income and the noncontrolling member will pay taxes with respect to its allocable share of U.S. taxable income.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The marketable securities are held within a Rabbi Trust for the purpose of paying future executive deferred compensation benefit obligations. Unrealized gains and losses are reported as a component of stockholders’ equity. Realized gains and losses on marketable securities are included in other income on our consolidated statements of income, net when realized. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary. Realized gains on investments were $1.4 million, $3.9 million and $2.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Some of our tubular sales customers have requested that we store pipe and connectors purchased from us in our facilities. We considered whether revenue should be recognized on these sales under the “bill and hold” guidance provided by the SEC Staff; however, based upon the assessment performed, revenue recognition on these transactions totaling $76.1 million and $62.6 million was deferred at December 31, 2014 and 2013, respectively.

Stock-Based Compensation

Our 2013 Long-Term Incentive Plan provides for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units ("RSUs"), dividend equivalent rights and other types of equity and cash incentive awards to employees, non-employee directors and service providers. Stock-based compensation expense is measured at the grant date of the share-based awards based on their value and is recognized on a straight-line basis over the vesting period, net of an estimated forfeiture rate and is included in general and administrative expense in the consolidated statements of income.

Our stock-based compensation currently consists of RSUs. The grant date fair value of the RSUs, which are not entitled to receive dividends until vested, is measured by reducing the share price at that date by the present value of the dividends expected to be paid during the requisite vesting period, discounted at the appropriate risk-free interest rate.

Venezuelan Currency Devaluation

During 2014, Venezuela enacted certain changes to its foreign exchange system such that, in addition to the official rate of 6.3 Venezuelan Bolivar Fuertes (Bolivars) per U.S. dollar, there were currently two other legal exchange rates that may be obtained via different exchange rate mechanisms. These changes included the expansion of what is known as the SICAD I auction rate and the introduction of the SICAD II auction process. The SICAD I and SICAD II exchange rates were approximately 12 and 50 Bolivars to the U.S. dollar, respectively, at December 31, 2014.

Although the functional currency of our operations in Venezuela is the U.S. dollar, a portion of the transactions are denominated in local currency. We have historically applied the official exchange rate to remeasure local currency transactions and balances into U.S. dollars.

Effective December 31, 2014, we concluded that it was appropriate to apply the SICAD II exchange rate as we believed that this rate best represented the economics of our business activity in Venezuela. As a result, we recorded a $13.0 million exchange loss charge during the fourth quarter of 2014.

On February 10, 2015, the Venezuelan government announced that the transactions for the sale or purchase of foreign currency under the SICAD II exchange system would no longer be available and created a new open market foreign exchange system (SIMADI). The new rate under the new system will be greater than 50 to 1 and will likely lead to further devaluation in 2015.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2014, the FASB issued ASU No. 2014-15 which addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12 related to stock-based compensation which states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. The guidance is effective for us beginning January 1, 2016 and is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 related to recognition of revenue based upon an entity’s contracts with customers to transfer goods or services. Under the new standard update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us in the first quarter of 2017. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08 relating to reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11 relating to income taxes which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments require entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. However, the amendments only affect gross versus net presentation and do not impact the calculation of the unrecognized tax benefit. We adopted this guidance on January 1, 2014 and the adoption did not have a material impact on our consolidated financial statements.

Note 2—Noncontrolling Interest

We hold an economic interest in FICV and are responsible for all operational, management and administrative decisions relating to FICV’s business. As a result, the financial results of FICV are consolidated with ours and we record a noncontrolling interest on our consolidated balance sheet with respect to the remaining economic interest in FICV held by Mosing Holdings, Inc. ("MHI"). Net income attributable to noncontrolling interest on the statements of income

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

represents the portion of earnings or losses attributable to the economic interest in FICV held by MHI. The allocable domestic income from FICV to FINV is subject to U.S. taxation.

A reconciliation of net income attributable to noncontrolling interest is detailed as follows (in thousands):

	Year Ended December 31,
	2014	2013
Net income	$229,312	$350,830
Add: Provision for U.S. income taxes of FINV (1)	45,433	20,750
Less: (Income) loss in FINV (2)	(392)	224
Net income subject to noncontrolling interest	274,353	371,804
Noncontrolling interest percentage (3)	25.6%	25.7%
Net income attributable to noncontrolling interest	$70,275	$95,368

(1)	Represents income tax expense attributable to our proportionate share of the U.S. operations of our partnership interests in FICV.

(2)	Represents results of operations for entities outside of FICV.

(3)	Represents the economic interest in FICV held by MHI. This percentage will change as additional shares of FINV common stock are issued.

Information for the year ended December 31, 2012 has not been included in the table above since income for U.S. operations for that period was not subject to income tax.

Note 3—Discontinued Operations

On June 14, 2013, we sold a component of our Tubular Sales segment, which manufactured centralizers for sales to third parties, and recognized a gain on sale of $39.6 million, which is included in income from discontinued operations on the consolidated statements of income. As a result, for the years ended December 31, 2013 and 2012, the operations from that component have been reported as discontinued operations.

The following table presents the results of discontinued operations (in thousands):

	Year Ended December 31,
	2013	2012

Revenues	$7,554	$16,871

Income from discontinued operations	$3,036	$6,684
Gain on sale of discontinued operations	39,629	—
Income from discontinued operations
before income taxes	42,665	6,684
Income tax expense	30	—
Net income from discontinued operations	$42,635	$6,684

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major classes of assets and liabilities as of June 14, 2013, which were included in the disposition were as follows (in thousands):

Accounts receivable, net	$1,968
Inventory	4,905
Prepaid and other current assets	53
Property, plant and equipment	2,260
Goodwill	1,497
Total assets	$10,683

Total liabilities	$312

Cash flows from discontinued operations are included with cash flows from continuing operations in the consolidated statements of cash flows for the years ended December 31, 2013 and 2012.

Note 4—Accounts Receivable, net

Accounts receivable at December 31, 2014 and 2013 were as follows (in thousands):

	December 31,
	2014	2013
Trade accounts receivable, net of allowance
of $2,477 and $13,614, respectively	$291,140	$232,409
Unbilled receivables	62,993	105,824
Taxes receivable	32,056	20,075
Affiliated (1)	3,370	3,921
Other receivables	1,418	2,588
Total accounts receivable	$390,977	$364,817

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates and receivables for aircraft charter income.

Note 5—Inventories

Inventories at December 31, 2014 and 2013 were as follows (in thousands):

	December 31,
	2014	2013

Pipe and connectors	$185,076	$168,639
Finished goods	4,291	4,114
Work in progress	3,363	2,284
Raw materials, components and supplies	11,278	10,552
Total inventories	$204,008	$185,589

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Property, Plant and Equipment

The following is a summary of property, plant and equipment at December 31, 2014 and 2013 (in thousands):

	Estimated
	Useful Lives	December 31,
	in Years	2014	2013

Land and land improvements (1)	8 - 15	$21,804	$22,460
Buildings and improvements	39	69,827	63,412
Rental machinery and equipment	7	763,722	669,729
Machinery and equipment - other	7	64,648	55,306
Furniture, fixtures and computers	5	17,915	18,265
Automobiles and other vehicles	5	37,417	35,649
Aircraft	7	14,868	14,868
Leasehold improvements	7, or lease term if shorter	6,353	5,729
Construction in progress - machinery
and equipment and buildings	—	114,308	88,801
		1,110,862	974,219
Less: Accumulated depreciation		(530,720)	(463,020)
Total property, plant and equipment, net		$580,142	$511,199

(1) The estimated useful life presented is only land improvements. Land does not have a depreciable life.

Depreciation expense was approximately $89.4 million, $77.3 million and $64.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 7—Other Assets

Other assets at December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31,
	2014	2013

Marketable securities held in Rabbi Trust (1)	$45,126	$42,184
Deferred tax asset	1,507	7,391
Deposits	4,043	3,132
Other	6,281	11,279
Total other assets	$56,957	$63,986

(1)	See Note 10 – Fair Value Measurements

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Accrued and Other Current Liabilities

Accrued and other current liabilities at December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31,
	2014	2013

Accrued compensation	$35,097	$26,252
Accrued property and other taxes	32,190	23,018
Income taxes	3,362	2,870
Accrued inventory	6,235	5,419
Accrued capital expenditures	708	4,188
Accrued medical claims	3,218	2,779
Accrued purchase orders	8,081	5,632
Other	25,336	20,326
Total accrued and other current liabilities	$114,227	$90,484

Note 9—Long-term Debt

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million for letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of our credit agreement, we have the ability to increase the commitments under the Credit Facility by $150.0 million. At December 31, 2014 and 2013, we did not have any outstanding indebtedness under the Credit Facility. In addition, we had $6.6 million in letters of credit outstanding as of December 31, 2014. Our $100.0 million 364-day revolving credit facility matured in August 2014 and was not renewed or replaced.

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in our credit agreement) of not more than 2.50 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of December 31, 2014, we were in compliance with all financial covenants under the Credit Facility.

In addition, the Credit Facility contains customary events of default, including, among others, the failure to make required payments, the failure to comply with certain covenants or other agreements, breach of the representations and covenants contained in the agreements, default of certain other indebtedness, certain events of bankruptcy or insolvency and the occurrence of a change in control (as defined in our credit agreement).

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Liabilities

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of December 31, 2014 and 2013 were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2014
Assets:
Investments available-for-sale:
Marketable securities - deferred
compensation plan	$—	$45,126	$—	$45,126
Marketable securities - other	2,257	—	—	2,257
Liabilities:
Marketable securities - deferred
compensation plan	—	42,968	—	42,968

December 31, 2013
Assets:
Investments available-for-sale:
Marketable securities - deferred
compensation plan	$—	$42,184	$—	$42,184
Marketable securities - other	7,038	—	—	7,038
Liabilities:
Marketable securities - deferred
compensation plan	—	37,980	—	37,980

Our investments associated with our deferred compensation plan consist of marketable securities that are held in the form of investments in mutual funds within insurance contracts. Assets and liabilities measured using significant observable inputs are reported at fair value based on third-party broker statements which are derived from the fair value of the funds' underlying investments. Other marketable securities and investment are included in other assets on the consolidated balance sheets.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Fair Value Considerations

The carrying values on our consolidated balance sheet of our cash and cash equivalents, trade accounts receivable, other current assets, accounts payable, accrued and other current liabilities and lines of credit approximates fair values due to their short maturities.

Note 11—Preferred Stock

At December 31, 2014 and 2013, we had 52,976,000 shares of Series A preferred stock, par value €0.01 per share (the "Preferred Stock") issued and outstanding, which were held by MHI. Each share of Preferred Stock has a liquidation preference equal to its par value of €0.01 per share and is entitled to an annual dividend equal to 0.25% of its par value. The preferred dividend of $705 for the year ended December 31, 2013 was paid on May 29, 2014. We expect to pay the annual dividend for the year ended December 31, 2014 in May 2015. Additionally, each share of Preferred Stock entitles its holder to one vote. Preferred stockholders vote with the common stockholders as a single class on all matters presented to FINV's shareholders for their vote.

MHI has the right to convert all or a portion of its Preferred Stock into shares of our common stock by delivery of an equivalent portion of its interest in FICV to us. Accordingly, the increase in our interest in FICV in connection with the conversion will decrease the noncontrolling interest in our financial statements that is attributable to MHI's interest in FICV. As of December 31, 2014, there have been no conversions of the Preferred Stock or exchanges of the FICV limited partner interests. Exchanges are subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The Preferred Stock is classified outside of permanent equity in our consolidated balance sheet at its redemption value of par plus accrued and unpaid dividends because the conversion provisions are not solely within our control.

Note 12—Treasury Stock

At December 31, 2014, common shares held in treasury totaled 243,846 with a cost of $4.8 million. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested.

Note 13—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease office space from an affiliated partnership. Rent expense related to these leases was $7.4 million, $5.8 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We are a party to certain agreements relating to the rental of aircraft to Western Airways ("WA"), an entity owned by the Mosing family. Prior to our initial public offering (the "IPO"), we had entered agreements, whereby we leased the aircraft as needed for a rental fee per hour and reimbursed WA for a management fee and hangar rental. The rental fees exceeded the reimbursement costs and we recorded net charter income. Subsequent to the IPO, we entered into new agreements with WA for the aircraft that was retained by us whereby we are paid a flat monthly fee for dry lease rental and charged block hours monthly. We recorded net charter expense of $1.5 million, for the year ended December 31, 2014 and net charter income of $1.0 million and $1.0 million for the years ended December 31, 2013 and 2012, respectively.

Tax Receivable Agreement

MHI and its permitted transferees may convert all or a portion of its Preferred Stock into shares of our common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, by delivery of an equivalent portion of its interest in FICV to us (a “Conversion”). FICV has made an election under Section 754 of the Code. Pursuant to the Section 754 election, each future Conversion is expected to result in an adjustment to the tax basis of the tangible and intangible assets of FICV,

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and these adjustments will be allocated to FINV. Certain of the adjustments to the tax basis of the tangible and intangible assets of FICV described above would not have been available absent these future Conversions. The anticipated basis adjustments are expected to reduce the amount of tax that FINV would otherwise be required to pay in the future. These basis adjustments may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

The tax receivable agreement (the "TRA") that we entered into with FICV and MHI in connection with the IPO generally provides for the payment by FINV of 85% of actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax (which reductions we refer to as “cash savings”) in periods after the IPO as a result of (i) the basis increases resulting from the Conversions and (ii) imputed interest deemed to be paid by FINV as a result of, and additional tax basis arising from, payments under the TRA. In addition, the TRA provides for payment by FINV of interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA.

The payment obligations under the TRA are FINV’s obligations and are not obligations of FICV. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless FINV exercises its right to terminate the TRA.

Estimating the amount of payments that may be made under the TRA is by its nature imprecise. The actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of Conversions, the relative value of FINV’s U.S. and international assets at the time of the Conversion, the price of FINV’s common stock at the time of the Conversion, the extent to which such Conversions are taxable, the amount and timing of the taxable income FINV realizes in the future and the tax rate then applicable, FINV’s use of loss carryovers and the portion of its payments under the TRA constituting imputed interest or depreciable or amortizable basis. FINV expects that the payments that it will be required to make under the TRA will be substantial but that it will be able to fund such payments. There may be a negative impact on our liquidity if, as a result of timing discrepancies, the payments under the TRA exceed the actual benefits we realize in respect of the tax attributes subject to the TRA. The payments under the TRA will not be conditioned upon a holder of rights under a TRA having a continued ownership interest in either FICV or FINV.

The TRA provides that FINV may terminate it early. If FINV elects to terminate the TRA early, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that MHI or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on December 31, 2014, the estimated termination payment would be approximately $58.7 million (calculated using a discount rate of 5.47%). The foregoing number is merely an estimate and the actual payment could differ materially.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the basic and diluted earnings per share calculations (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator - Basic
Income from continuing operations	$229,312	$308,195	$344,250
Less: Net income attributable to noncontrolling interest	(70,275)	(95,368)	(90,015)
Discontinued operations attributable to noncontrolling interest	—	10,935	1,714
Less: Preferred stock dividends	(1)	—	—
Income from continuing operations
attributable to common shareholders	159,036	223,762	255,949
Income from discontinued operations attributable to FINV	—	31,700	4,970
Net income available to common shareholders	$159,036	$255,462	$260,919

Numerator - Diluted
Income from continuing operations
attributable to common shareholders	$159,036	$223,762	$255,949
Add: Net income attributable to noncontrolling interest (1)	54,866	77,106	88,301
Add: Preferred stock dividends	1	—	—
Diluted income from continuing operations
applicable to common shareholders	213,903	300,868	344,250
Income from discontinued operations attributable to FINV	—	42,635	6,684
Dilutive net income available to common shareholders	$213,903	$343,503	$350,934

Denominator
Basic weighted average common shares	153,814	132,257	119,024
Exchange of noncontrolling interest for common stock (Note 11)	52,976	52,976	52,976
Restricted stock units	1,038	273	—
Diluted weighted average common shares	207,828	185,506	172,000

Basic earnings per common share:
Continuing operations	$1.03	$1.69	$2.15
Discontinued operations	—	0.24	0.04
Total	$1.03	$1.93	$2.19

Diluted earnings per common share:
Continuing operations	$1.03	$1.62	$2.00
Discontinued operations	—	0.23	0.04
Total	$1.03	$1.85	$2.04

(1)	Adjusted for the additional tax expense upon the assumed conversion of the Preferred Stock	$15,409	$7,327	$—

Note 15—Stock-Based Compensation

2013 Long-Term Incentive Plan

Under our 2013 Long-Term Incentive Plan (the “LTIP”), stock options, SARs, restricted stock, restricted stock units, dividend equivalent rights and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after 10 years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our board of directors terminates the plan. There are 20,000,000 shares of common stock reserved for issuance under the LTIP. As of December 31, 2014, 16,375,534 shares remained available for issuance.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Upon completion of the IPO and pursuant to the LTIP, we began granting restricted stock units. Substantially all RSUs granted under the LTIP vest ratably over a period of two to three years, except for certain grants that vest 20% on the first three anniversaries and the remaining 40% at the end of three and a half years. Certain restricted stock unit awards provide for accelerated vesting.

Employees granted RSUs are not entitled to dividends declared on the underlying shares while the restricted stock unit is unvested. As such, the grant date fair value of the award is measured by reducing the grant date price of our common stock by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The weighted average grant date fair value of RSUs granted during the years ended December 31, 2014 and 2013 was $3.1 million and $74.1 million, respectively. Compensation expense is recognized ratably over the vesting period. As of December 31, 2014, we assumed no annual forfeiture rate because of our lack of turnover and history for this type of award.

Stock-based compensation expense relating to RSUs for the years ended December 31, 2014 and 2013 was $38.4 million and $7.2 million, respectively, and is included in general and administrative expenses on the consolidated statements of income. Unamortized stock compensation expense as of December 31, 2014 relating to RSUs totaled approximately $30.6 million which will be expensed over a weighted average period of 1.3 years.

Non-vested RSUs outstanding as of December 31, 2014 and the changes during the year were as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested at December 31, 2013	3,519,410	$21.03
Granted	152,228	20.56
Vested	(1,047,229)	21.09
Forfeited	(47,172)	21.06
Non-vested at December 31, 2014	2,577,237	$20.98

Employee Stock Purchase Plan

In connection with the completion of our IPO, we adopted the Frank's International N.V. Employee Stock Purchase Plan (the “ESPP”), which became effective January 1, 2015. Under the ESPP, eligible employees have the right to purchase shares of common stock at the lesser of (1) 85% of the last reported sale price of our common stock on the first business day of the option period, or (ii) 85% of the last reported sale price of our common stock on the last business day of the option period. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. We have reserved three million shares of our common stock for issuance under the ESPP.

Note 16—Employee Benefit Plans

U.S. Benefit Plans

401(k) Savings and Investment Plan. Frank's International, LLC administers a 401(k) savings and investment plan (the “Plan”) as part of the employee benefits package. Employees are required to complete six months of service before becoming eligible to participate in the Plan. Under the terms of the Plan, we match 75% of employee contributions up to $3,000 annually. Our matching contributions to the Plan totaled $3.5 million, $2.9 million and $2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Executive Deferred Compensation Plan. In December 2004, we and certain affiliates adopted the Frank’s Executive Deferred Compensation Plan (“EDC Plan”). The purpose of the EDC Plan is to provide participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified cash compensation. Participant contributions are immediately vested. Our contributions vest after five years of service. All participant benefits under this EDC Plan shall be paid directly from the general funds of the applicable participating subsidiary or a grantor trust, commonly referred to as a Rabbi Trust, created for the purpose of informally funding the EDC Plan, and other than such Rabbi Trust, no special or separate fund shall be established and no other segregation of assets shall be made to assure payment. The assets of our EDC Plan’s trust are invested in a corporate owned split-dollar life insurance policy and an amalgamation of mutual funds (See Note 7).

We recorded compensation expense related to the vesting of the Company’s contribution of $2.3 million, $2.1 million and $4.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The total liability recorded at December 31, 2014 and 2013, related to the EDC Plan was $43.0 million and $38.0 million, respectively, and was included in other noncurrent liabilities on the consolidated balance sheets.

Foreign Benefit Plans

We sponsor certain benefit plans as dictated by host country law. We recorded expense related to foreign benefit plans of $6.6 million, $4.4 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 17—Income Taxes

Income from continuing operations before income tax expense was comprised of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012

United States	$144,756	$177,244	$185,861
Foreign	159,968	169,678	190,266
Income from continuing operations
before income tax expense	$304,724	$346,922	$376,127

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes have been provided for based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Components of income tax expense consist of the following for the periods indicated (in thousands:)

	Year Ended December 31,
	2014	2013	2012
Current
U.S. federal	$19,152	$9,367	$63
U. S state and local	2,663	630	—
Foreign	25,602	25,052	30,365
Total current	47,417	35,049	30,428

Deferred
U.S. federal	20,521	10,696	(63)
U.S. state and local	3,357	833	—
Foreign	4,117	(7,851)	1,512
Total deferred	27,995	3,678	1,449
Total income tax expense	$75,412	$38,727	$31,877

Foreign taxes were incurred in the following regions for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012

Latin America	$2,301	$(4,171)	$5,992
West Africa	11,247	8,789	5,978
Middle East	8,630	4,765	1,665
Europe	1,690	1,842	1,677
Far East	2,032	2,732	1,630
Other	3,819	3,244	14,935
Total foreign income tax expense	$29,719	$17,201	$31,877

A reconciliation of the differences between the income tax provision computed at the U.S. statutory rate and the reported provision for income taxes for the periods indicated is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Income tax expense at statutory rate	$116,557	$133,565	$133,984
Benefit of pass through entity status	—	(41,644)	(66,593)
Taxes on foreign earnings at less than the U.S statutory rate	(31,468)	(48,154)	(35,514)
Noncontrolling interest	(14,116)	(6,869)	—
Other	4,439	1,829	—
Total income tax expense	$75,412	$38,727	$31,877

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

	December 31,
	2014	2013
Deferred tax assets
Current
Other	$7	$117
Investment in partnership	—	73
Noncurrent
Other	1,696	6,926
Property and equipment	187	465
Valuation allowance	(376)	—
Total deferred tax assets	1,514	7,581

Deferred tax liabilities
Current
Other	(417)	(159)
Noncurrent
Investment in partnership	(35,182)	(11,660)
Other	(139)	(1,454)
Total deferred liabilities	(35,738)	(13,273)

Net deferred tax liabilities	$(34,224)	$(5,692)

Undistributed earnings of certain of our foreign subsidiaries amounted to approximately $424.3 million at December 31, 2014. It is our intention to permanently reinvest undistributed earnings and profits from the subsidiaries of the consolidated companies’ operations that have been generated through December 31, 2014 and future plans do not demonstrate a need to repatriate the foreign amounts to fund parent company activity. In the event of distribution of those earnings in the form of dividends or otherwise, we would not be subject to either U.S. income taxes or foreign withholding taxes payable in certain of our foreign entities.

As of December 31, 2014 and 2013, we have total gross unrecognized tax benefits of $0.3 million and $2.1 million, respectively. Substantially all of the uncertain tax positions, if recognized in the future, would impact our effective tax rate. We have elected to classify interest and penalties incurred on income taxes as income tax expense.

We file income tax returns in various international tax jurisdictions. As of December 31, 2014, the tax years 2008 through 2014 remain open to examination in the major foreign taxing jurisdictions to which we are subject. There are currently no U.S. Federal or state audits or examinations underway.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Commitments and Contingencies

Commitments

We are committed under various noncancelable operating lease agreements primarily related to facilities and equipment that expire at various dates throughout the next several years. Future minimum lease commitments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2014, are as follows (in thousands):

Year Ending December 31,
2015	$14,972
2016	12,687
2017	14,378
2018	8,833
2019	5,177
Thereafter	23,424
Total future lease commitments	$79,471

Total rent expense incurred under operating leases was $17.2 million, $12.9 million, and $8.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonable estimated. As of December 31, 2014, we had no material accruals for loss contingencies, individually or in the aggregate. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

Note 19—Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012

Cash paid for interest	$559	$1,542	$1,434
Cash paid for income taxes	28,004	29,196	8,292

Non-cash transactions:
Change in accounts payable related to capital expenditures	$(3,479)	$3,787	$(10,943)
Distribution of net assets to MHI	—	50,319	—
Notes issued as payment of distribution to owners	—	—	483,994

Note 20—Segment Information

Reporting Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. We are comprised of three reportable segments: International Services, U.S. Services and Tubular Sales.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Tubular Sales segment designs, manufactures and distributes large outside diameter ("OD") pipe, connectors and casing attachments. We also provide specialized fabrication and welding services in support of offshore projects, including drilling and production risers, flowlines and pipeline end terminations, as well as long length tubulars (up to 300 feet in length) for use as caissons or pilings. This segment also designs and manufactures proprietary equipment for use in our International and U.S. Services segments.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of Segment Adjusted EBITDA to income from continuing operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Segment Adjusted EBITDA:
International Services	$231,469	$199,620	$219,199
U.S. Services	180,575	198,442	199,397
Tubular Sales	38,366	40,624	20,958
Total	450,410	438,686	439,554
Corporate and other	(34)	53	(30)
Adjusted EBITDA Total	450,376	438,739	439,524
Interest income (expense), net	87	(653)	260
Income tax expense	(75,412)	(38,727)	(31,877)
Depreciation and amortization	(90,041)	(78,082)	(65,815)
Gain on sale of assets	(289)	122	2,608
Foreign currency loss	(17,041)	(2,556)	(450)
Stock-based compensation expense	(38,368)	(7,220)	—
IPO transaction-related costs (1)	—	(3,428)	—
Income from continuing operations	$229,312	$308,195	$344,250

(1)	Represents nonrecurring charges incurred in connection with our IPO, primarily those amounts attributable to the restructuring in advance of the IPO.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information with respect to our reportable segments. Included in “Corporate and Other” are intersegment eliminations and costs associated with activities of a general nature (in thousands):

	International Services	U.S. Services	Tubular Sales	Corporate and Other	Total

Year Ended December 31, 2014
Revenue from external customers	$537,259	$439,638	$175,735	$—	$1,152,632
Inter-segment revenues	1,471	23,734	64,542	(89,747)	—
Adjusted EBITDA	231,469	180,575	38,366	(34)	450,376
Depreciation and amortization	52,363	34,314	3,364	—	90,041
Property, plant and equipment	314,031	149,485	116,626	—	580,142
Capital expenditures	100,483	30,215	42,254	—	172,952

Year Ended December 31, 2013
Revenue from external customers	$475,297	$434,940	$167,485	$—	$1,077,722
Inter-segment revenues	3,275	20,552	71,271	(95,098)	—
Adjusted EBITDA	199,620	198,442	40,624	53	438,739
Depreciation and amortization	41,177	33,102	3,803	—	78,082
Property, plant and equipment	278,452	132,502	100,245	—	511,199
Capital expenditures	97,120	56,586	30,798	—	184,504

Year Ended December 31, 2012
Revenue from external customers	$467,126	$422,522	$149,406	$—	$1,039,054
Inter-segment revenues	2,338	22,046	47,664	(72,048)	—
Adjusted EBITDA	219,199	199,397	20,958	(30)	439,524
Depreciation and amortization	31,931	30,230	3,654	—	65,815
Property, plant and equipment	222,197	123,084	81,219	—	426,500
Capital expenditures	98,781	75,342	6,064	—	180,187

The CODM does not review total assets by segment as part of the financial information provided; therefore, no asset information is provided in the above table.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are a Netherlands based company and we derive our revenue from services and product sales to clients primarily in the oil and gas industry. No single customer accounted for more than 10% of our revenue for the years ended December 31, 2014 and 2013 and one customer accounted for approximately 11% of our revenue for the year ended December 31, 2012.

Geographic Areas

	Year Ended December 31,
	2014	2013	2012
Revenue:
United States	$573,773	$542,562	$543,688
Europe/Middle East/Africa	385,064	310,603	287,433
Latin America	55,021	78,019	107,112
Far East	77,952	63,709	54,893
Other countries	60,822	82,829	45,928
	$1,152,632	$1,077,722	$1,039,054

The revenue generated in The Netherlands was immaterial for the years ended December 31, 2014, 2013 and 2012. Other than the United States, no individual country represented more than 10% of our revenue for each of the years ended December 31, 2014, 2013 and 2012.

	December 31,
	2014	2013
Long-Lived Assets (PP&E)
United States	$266,111	$232,747
International	314,031	278,452
	$580,142	$511,199

Based on the unique nature of our operating structure, revenue generating assets are interchangeable between international countries and are not separately identifiable. Revenues from customers and long-lived assets in The Netherlands were insignificant in each of the years presented.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21—Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2014 and 2013 is set forth below (in thousands, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2014
Revenue	$264,492	$272,937	$296,183	$319,020	$1,152,632
Operating income	74,069	62,838	86,273	91,763	314,943
Net income attributable to Frank's International N.V.	41,863	35,216	47,346	34,612	159,037
Earnings per common share: (1)
Basic	$0.27	$0.23	$0.31	$0.22	$1.03
Diluted	$0.27	$0.23	$0.31	$0.22	$1.03

2013
Revenue	$232,573	$292,975	$270,102	$282,072	$1,077,722
Operating income	79,262	103,933	75,193	82,283	340,671
Net income attributable to Frank's International N.V.	54,200	105,363	40,814	55,085	255,462
Earnings per common share: (1)
Basic	$0.46	$0.89	$0.30	$0.36	$1.93
Diluted	$0.42	$0.82	$0.29	$0.36	$1.85

(1)
The sum of the individual quarterly earnings per share amounts may not agree with year-to-date net income per common share as each quarterly computation is based on the weighted average number of common shares outstanding during that period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

Management's Report Regarding Internal Control

See Management’s Report on Internal Control Over Financial Reporting under Item 8 of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Item 8 of this Form 10-K.

Changes in Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2014.

Item 11.  Executive Compensation

Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2014.

Item 14.  Principal Accounting Fees and Services

Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

Our Consolidated Financial Statements are included under Part II, Item 8 of this Form 10-K. For a listing of these statements and accompanying footnotes, see "Index to Consolidated Financial Statements" at page 47.

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

FRANK'S INTERNATIONAL N.V.
Schedule II - Valuation and Qualifying Account
(In thousands)

	Balance at	Additions/			Balance at
	Beginning of	Charged to			End of
	Period	Expense	Deductions	Other	Period

Year Ended December 31, 2014
Allowance for doubtful accounts	$13,614	$1,062	$(10,497)	$(1,702)	$2,477

Year Ended December 31, 2013
Allowance for doubtful accounts	$1,697	$12,050	$—	$(133)	$13,614

Year Ended December 31, 2012
Allowance for doubtful accounts	$4,655	$932	$(2,517)	$(1,373)	$1,697

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

†10.10
Indemnification Agreement dated September 26, 2013, by and among Frank's International N.V. and John W. Sinders (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 333-36053), filed on March 4, 2014).

*†10.11	Indemnification Agreement dated November 6, 2013, by and between Frank’s International N.V. and Michael C. Kearney.
*†10.12	Indemnification Agreement dated November 6, 2013, by and between Frank’s International N.V. and Gary P. Luquette.
†10.13
Indemnification Agreement dated February 3, 2014, by and among Frank's International N.V. and Burney J. Latiolais, Jr. (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 333-36053), filed on March 4, 2014).

†10.14
Indemnification Agreement dated February 3, 2014, by and among Frank's International N.V. and Victor C. Szabo (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 333-36053), filed on March 4, 2014).

†10.15
Indemnification Agreement dated December 1, 2014, by and between Frank’s International N.V. and Jeffrey J. Bird (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-36053), filed on December 1, 2014).

†10.16
Indemnification Agreement dated January 23, 2015, by and between Frank’s International N.V. and William B. Berry ((incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-36053), filed on January 27, 2015).

†10.17
Separation Agreement, dated as of July 14, 2014, by and between Frank's International, LLC and Mark Margavio (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on July 15, 2014).

†10.18
Employment Agreement dated as of October 30, 2014 by and between Frank’s International N.V., Frank’s International, LLC, and Donald Keith Mosing (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on November 5, 2014).

†10.19
First Amendment to Employment Agreement dated as of January 23, 2015 by and between Frank’s International N.V., Frank’s International, LLC, and Donald Keith Mosing (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on January 27, 2015).

*†10.20	Employment Offer for Jeffrey J. Bird effective as of December 1, 2014.
*†10.21	Employment Offer for Gary P. Luquette effective as of January 23, 2015.
†10.22	Frank's International N.V. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (File No. 333-190607), filed on August 13, 2013).
†10.23	Frank's International N.V. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (File No. 333-190607), filed on August 13, 2013).
†10.24
First Amendment to Frank's International N.V. Employee Stock Purchase Plan effective as of December 31, 2013 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K (File No. 333-36053), filed on March 4, 2014).

†10.25
Second Amendment to Frank's International N.V. Employee Stock Purchase Plan effective as of November 5, 2014 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 333-36053), filed on November 7, 2014).

†10.26
Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Non-Employee Director Form) (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A (File No. 333-188536), filed on July 16, 2013).

†10.27
Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Non-Employee Director Form) (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K (File No. 333-36053), filed on March 4, 2014).

†10.28
Frank's International N.V. 2013 Long Term Incentive Plan Restricted Stock Unit Agreement (Employee Form) (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A (File No. 333-188536), filed on July 16, 2013).

†10.29
First Amendment to the Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Employee Form) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 333-36053), filed on November 7, 2014).

†10.30
Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Employee Form) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K (File No. 333-36053), filed on March 4, 2014).

†10.31
Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Employee Form) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-36053), filed on December 1, 2014).

10.32
Frank's Executive Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.33
Tax Receivable Agreement, dated August 14, 2013, by and among Frank's International N.V., Frank's International C.V. and Mosing Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.34
Registration Rights Agreement, dated August 14, 2013, by and among Frank's International N.V., Mosing Holdings, Inc. and FWW B.V. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.35
Global Transaction Agreement, dated July 22, 2013, by and among Frank's International N.V. and Mosing Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1/A (File No. 333-188536), filed on July 24, 2013).

10.36
Voting Agreement, dated July 22, 2013, by and among Ginsoma Family C.V., FWW B.V., Mosing Holdings, Inc., and certain other parties thereto (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A (File No. 333-188536), filed on July 24, 2013).

10.37
Frank's International C.V. Management Agreement, dated August 14, 2013, by and among Frank's International N.V., Frank's International LP B.V., Frank's International Management B.V. and Mosing Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.38
Amendment No. 6 to the Limited Partnership Agreement of Frank's International C.V., dated August 14, 2014 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 7, 2014).

*10.39	Amendment No. 7 to the Limited Partnership Agreement of Frank's International C.V., dated as of December 31, 2014.
*21.1	List of Subsidiaries of Frank's International N.V.
*23.1	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	Frank's International N.V.
(Registrant)

Date: March 6, 2015	By:	/s/ Jeffrey J. Bird
Jeffrey J. Bird
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2015.

Signature	Title

/s/ Gary P. Luquette	President, Chief Executive Officer and
Gary P. Luquette	Supervisory Director
(Principal Executive Officer)

/s/ Jeffrey J. Bird	Executive Vice President and Chief Financial Officer
Jeffrey J. Bird	(Principal Financial Officer)

/s/ Victor C. Szabo	Chief Accounting Officer
Victor C. Szabo	(Principal Accounting Officer)

/s/ Donald Keith Mosing	Chairman of the Board of Supervisory Directors
Donald Keith Mosing

/s/ Kirkland D. Mosing	Supervisory Director
Kirkland D. Mosing

/s/ Steven B. Mosing	Supervisory Director
Steven B. Mosing

/s/ William B. Berry	Supervisory Director
William B. Berry

/s/ Sheldon Erikson	Supervisory Director
Sheldon R. Erikson

/s/ Michael C. Kearney	Supervisory Director
Michael C. Kearney