Form 10-Q
period 2015-03-31
Frank's International N.V.
filed 2015-05-01
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 29, 2015, there were 154,330,970 shares of common stock, €0.01 par value per share, outstanding.

TABLE OF CONTENTS
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2015 and December 31, 2014	3
	Consolidated Statements of Income for the Three Months
	Ended March 31, 2015 and 2014	4
	Consolidated Statements of Comprehensive Income for the Three Months
	Ended March 31, 2015 and 2014	5
	Consolidated Statements of Stockholders' Equity for the Three Months
	Ended March 31, 2015 and 2014	6
	Consolidated Statements of Cash Flows for the Three Months
	Ended March 31, 2015 and 2014	7
	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 6.	Exhibits	33

Signatures		34

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$498,442	$489,354
Accounts receivables, net	371,556	390,977
Inventories	208,008	204,008
Other current assets	16,083	23,080
Total current assets	1,094,089	1,107,419

Property, plant and equipment, net	596,610	580,142
Goodwill and intangible assets, net	14,058	14,163
Other assets	55,358	56,957
Total assets	$1,760,115	$1,758,681

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$285	$304
Accounts payable	17,905	16,496
Deferred revenue	70,249	76,112
Accrued and other current liabilities	113,441	114,227
Total current liabilities	201,880	207,139

Deferred tax liabilities	40,919	35,321
Other non-current liabilities	45,170	42,980
Total liabilities	287,969	285,440

Commitments and contingencies (Note 17)

Series A preferred stock, €0.01, par value, 52,976,000 shares authorized,
issued and outstanding	705	705

Stockholders' equity:
Common stock, €0.01, par value, 745,120,000 shares authorized:
154,577,010 shares issued and 154,330,970 shares outstanding at 2015 and
154,571,229 shares issued and 154,327,383 shares outstanding at 2014	2,033	2,033
Additional paid-in capital	691,676	683,611
Retained earnings	556,486	545,357
Accumulated other comprehensive loss	(22,695)	(14,210)
Treasury stock (at cost), 246,040 at 2015 and 243,846 shares at 2014	(4,837)	(4,801)
Total stockholders' equity	1,222,663	1,211,990
Noncontrolling interest	248,778	260,546
Total equity	1,471,441	1,472,536
Total liabilities and equity	$1,760,115	$1,758,681

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Equipment rentals and services	$232,405	$220,813
Products	45,032	43,679
Total revenue	277,437	264,492

Operating expenses:
Cost of revenues, exclusive of depreciation
and amortization
Equipment rentals and services	93,600	83,991
Products	22,847	26,029
General and administrative expenses	69,797	59,451
Depreciation and amortization	24,001	21,193
Severance and other charges	11,973	—
Loss (gain) on sale of assets	184	(241)
Operating income	55,035	74,069

Other income (expense):
Other income	1,087	2,371
Interest income (expense), net	8	(44)
Foreign currency gain (loss)	1,533	(65)
Total other income	2,628	2,262
Income from continuing operations before
income tax expense	57,663	76,331
Income tax expense	11,262	15,969
Income from continuing operations	46,401	60,362
Income from discontinued operations, net of tax	—	—
Net income	46,401	60,362
Net income attributable to noncontrolling interest	12,122	18,499
Net income attributable to
Frank's International N.V.	$34,279	$41,863

Earnings per common share:
Basic	$0.22	$0.27
Diluted	$0.21	$0.27

Weighted average common shares outstanding:
Basic	154,329	153,524
Diluted	208,479	207,202

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net income	$46,401	$60,362
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(11,747)	(57)
Unrealized gain (loss) on marketable securities, net of tax	354	(372)
Total other comprehensive income (loss)	(11,393)	(429)
Comprehensive income	35,008	59,933
Less: Comprehensive income attributable to noncontrolling interest	9,214	18,389
Comprehensive income attributable to Frank's International N.V.	$25,794	$41,544

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2014
					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Interest	Equity
Balances at December 31, 2013	153,524	$2,019	$642,164	$455,632	$(2,383)	$—	$235,895	$1,333,327
Net income	—	—	—	41,863	—	—	18,499	60,362
Foreign currency
translation adjustments	—	—	—	—	(42)	—	(15)	(57)
Unrealized gain on
marketable securities	—	—	—	—	(277)	—	(95)	(372)
Stock-based compensation
expense	—	—	4,889	—	—	—	—	4,889
Distributions to noncontrolling interest	—	—	—	—	—	—	(4,675)	(4,675)
Common stock dividends
($0.075 per share)	—	—	—	(11,514)	—	—	—	(11,514)
Balances at March 31, 2014	153,524	$2,019	$647,053	$485,981	$(2,702)	$—	$249,609	$1,381,960

	Three Months Ended March 31, 2015
					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Interest	Equity
Balances at December 31, 2014	154,327	$2,033	$683,611	$545,357	$(14,210)	$(4,801)	$260,546	$1,472,536
Net income	—	—	—	34,279	—	—	12,122	46,401
Foreign currency
translation adjustments	—	—	—	—	(8,749)	—	(2,998)	(11,747)
Unrealized gain on
marketable securities	—	—	—	—	264	—	90	354
Stock-based
compensation expense	—	—	8,010	—	—	—	—	8,010
Amount withheld for employee
stock purchase plan ("ESPP")	—	—	55	—	—	—	—	55
Distribution to
noncontrolling interest	—	—	—	—	—	—	(20,982)	(20,982)
Common stock dividends
($0.15 per share)	—	—	—	(23,150)	—	—	—	(23,150)
Common shares issued
upon vesting of restricted
stock units	6	—	—	—	—	—	—	—
Treasury shares withheld	(2)	—	—	—	—	(36)	—	(36)
Balances at March 31, 2015	154,331	$2,033	$691,676	$556,486	$(22,695)	$(4,837)	$248,778	$1,471,441

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income	$46,401	$60,362
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	24,001	21,193
Stock-based compensation expense	8,010	4,889
ESPP expense	55	—
Amortization of deferred financing costs	41	96
Deferred tax provision	5,780	1,526
Provision for (recovery of) bad debts	46	(245)
(Gain) loss on sale of assets	184	(241)
Changes in fair value of marketable securities	(721)	(316)
Changes in operating assets and liabilities
Accounts receivable	13,685	13,718
Inventories	(6,276)	(24,685)
Other current assets	6,758	1,727
Other assets	2,065	(328)
Accounts payable	2,077	3,507
Deferred revenue	(5,861)	123
Accrued expenses and other current liabilities	1,831	(4,607)
Other noncurrent liabilities	2,053	1,091
Net cash provided by operating activities	100,129	77,810

Cash flows from investing activities
Purchases of property, plant and equipment	(43,871)	(36,902)
Proceeds from sale of assets and equipment	90	390
Purchase of marketable securities	—	(1,539)
Premiums on life insurance policies	(14)	—
Net cash used in investing activities	(43,795)	(38,051)

Cash flows from financing activities
Repayments of borrowings	(19)	(18)
Dividends paid on common stock	(23,150)	(11,514)
Distribution to noncontrolling interest	(20,982)	(4,675)
Treasury shares withheld	(36)	—
Net cash used in financing activities	(44,187)	(16,207)
Effect of exchange rate changes on cash	(3,059)	(601)
Net increase in cash	9,088	22,951
Cash and cash equivalents at beginning of period	489,354	404,947
Cash and cash equivalents at end of period	$498,442	$427,898

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

Basis of Presentation

The consolidated financial statements of FINV for the three months ended March 31, 2015 and 2014 include the activities of Frank's International C.V. ("FICV") and its wholly owned subsidiaries (collectively, the "Company," "we," "us" or "our"). All intercompany accounts and transactions have been eliminated for purposes of preparing these consolidated financial statements.

Certain information and footnote disclosures required by generally accepted accounting principles in the United States of America ("GAAP") for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2014, which are included in our most recent Annual Report on Form 10-K filed with the Securities Exchange Commission ("SEC") on March 6, 2015. In the opinion of management, these financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments that were necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year.

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

In April 2015, the FASB issued amendments to guidance on the presentation of debt issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset, consistent with debt discounts and premiums. Amortization of the costs will be reported as interest expense. Entities will be required to apply the new guidance retrospectively to all prior periods presented. This guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We do not expect to adopt this guidance early and do not believe that the adoption will have a material impact on our consolidated financial statements.

In January 2015, the FASB issued guidance on the income statement presentation, which eliminates the concept of extraordinary items while retaining certain presentation and disclosure guidance for items that are unusual in nature or occur infrequently. The standard is effective prospectively for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided the guidance is applied from the

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

beginning of the fiscal year of adoption. We do not expect to adopt this guidance early and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued guidance which addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect to adopt this guidance early and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued amendments to guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services. Under the new standard update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance did not have a material impact on our consolidated financial statements.

Note 2—Noncontrolling Interest

We hold an economic interest in FICV and are responsible for all operational, management and administrative decisions relating to FICV’s business. As a result, the financial results of FICV are consolidated with ours and we record a noncontrolling interest on our consolidated balance sheet with respect to the remaining economic interest in FICV held by Mosing Holdings, Inc. ("MHI"). Net income attributable to noncontrolling interest on the statements of income represents the portion of earnings or losses attributable to the economic interest in FICV held by MHI. The allocable domestic income from FICV to FINV is subject to U.S. taxation.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of net income attributable to noncontrolling interest is detailed as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net income	$46,401	$60,362
Add: Provision for U.S. income taxes of FINV (1)	6,263	11,424
Less: (Income) loss of FINV (2)	(5,163)	335
Net income subject to noncontrolling interest	47,501	72,121
Noncontrolling interest percentage (3)	25.5%	25.7%
Net income attributable to noncontrolling interest	$12,122	$18,499

(1)	Represents income tax expense attributable to our proportionate share of the U.S. operations of our partnership interests in FICV.

(2)	Represents results of operations for entities outside of FICV.

(3)	Represents the economic interest in FICV held by MHI. This percentage will change as additional shares of FINV common stock are issued.

Note 3—Acquisition

On March 11, 2015, Frank’s International, LLC, a Texas limited liability company (“Frank’s LLC”) and indirect wholly-owned subsidiary of FINV, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) to purchase all of the outstanding equity interests of Timco Services, Inc. ("Timco"), a Louisiana corporation with a strong presence in the Permian Basin and Eagle Ford Shale regions, in exchange for consideration consisting of (i) $75.0 million in cash, subject to customary adjustments as defined in the Purchase Agreement, and (ii) contingent consideration of up to $20.0 million, payable in two separate payments of $10.0 million based upon exceeding certain targets of the United States land rotary rig count, as reported by Baker Hughes, over prescribed time periods. In addition, Frank’s LLC agreed to make a tax reimbursement payment of $8.0 million in connection with the closing of the transaction as a reimbursement of estimated additional tax costs the sellers may incur as a result of the transaction structure.

The transaction closed on April 1, 2015. Each party agreed to indemnify the other for breaches of representations and warranties, breaches of covenants and certain other matters, subject to certain exceptions.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Accounts Receivable, net

Accounts receivable at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31,	December 31,
	2015	2014
Trade accounts receivable, net of allowance
of $2,408 and $2,477, respectively	$249,954	$291,140
Unbilled revenue	75,976	62,993
Taxes receivable	36,802	32,056
Affiliated (1)	3,823	3,370
Other receivables	5,001	1,418
Total accounts receivable	$371,556	$390,977

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates and receivables for aircraft charter income.

Note 5—Inventories

Inventories at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31,	December 31,
	2015	2014
Pipe and connectors	$184,967	$185,076
Finished goods	4,260	4,291
Work in progress	6,381	3,363
Raw materials, components and supplies	12,400	11,278
Total inventories	$208,008	$204,008

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Property, Plant and Equipment

The following is a summary of property, plant and equipment at March 31, 2015 and December 31, 2014 (in thousands):

	Estimated Useful Lives in Years	March 31, 2015	December 31, 2014
Land and land improvements (1)	8-15	$20,900	$21,804
Buildings and improvements	39	67,175	69,827
Rental machinery and equipment	7	795,211	763,722
Machinery and equipment - other	7	62,257	64,648
Furniture, fixtures and computers	5	17,983	17,915
Automobiles and other vehicles	5	38,637	37,417
Aircraft	7	14,868	14,868
Leasehold improvements	7, or lease term if shorter	6,991	6,353
Construction in progress - machinery
and equipment and buildings	—	123,024	114,308
		1,147,046	1,110,862
Less: Accumulated depreciation		(550,436)	(530,720)
Total property, plant and equipment, net		$596,610	$580,142

(1) The estimated useful life presented is only land improvements. Land does not have a depreciable life.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Other Assets

Other assets at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Marketable securities held in Rabbi Trust (1)	$45,846	$45,126
Deferred tax asset	1,692	1,507
Deposits	2,122	4,043
Other	5,698	6,281
Total other assets	$55,358	$56,957

(1)	See Note 10 – Fair Value Measurements

Note 8—Accrued and Other Current Liabilities

Accrued and other current liabilities at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014

Accrued compensation	$25,067	$35,097
Accrued property and other taxes	22,075	32,190
Accrued severance and other charges	11,973	—
Income taxes	7,789	3,362
Accrued inventory	4,357	6,235
Accrued capital expenditures	4,086	708
Accrued medical claims	4,529	3,218
Accrued purchase orders	7,269	8,081
Other	26,296	25,336
Total accrued and other current liabilities	$113,441	$114,227

Note 9—Debt

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million for letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments by $150.0 million. At March 31, 2015 and December 31, 2014, we did not have any outstanding indebtedness under the Credit Facility. In addition, we had $6.2 million in letters of credit outstanding as of March 31, 2015.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in our credit agreement) of not more than 2.50 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of March 31, 2015, we were in compliance with all financial covenants under the Credit Facility.

In addition, the Credit Facility contains customary events of default, including, among others, the failure to make required payments, the failure to comply with certain covenants or other agreements, breach of the representations and covenants contained in the agreements, default of certain other indebtedness, certain events of bankruptcy or insolvency and the occurrence of a change in control.

Note 10—Fair Value Measurements

We follow fair value measurement authoritative accounting guidance for measuring fair values of assets and liabilities in financial statements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that market participants who are independent, knowledgeable, and willing and able to transact would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. We are able to classify fair value balances based on the observability of these inputs. The authoritative guidance for fair value measurements establishes three levels of the fair value hierarchy, defined as follows:

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Liabilities

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2015
Assets:
Investments available-for-sale:
Marketable securities - deferred
compensation plan	$—	$45,846	$—	$45,846
Marketable securities - other	2,380	—	—	2,380
Liabilities:
Marketable securities - deferred
compensation plan	—	44,364	—	44,364

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Preferred Stock

At March 31, 2015, we had 52,976,000 shares of Series A preferred stock, par value €0.01 per share (the "Preferred Stock"), issued and outstanding, all of which were held by MHI. Each share of Preferred Stock has a liquidation preference equal to its par value of €0.01 per share and is entitled to an annual dividend equal to 0.25% of its par value. The aggregate preferred dividend of $705 for the year ended December 31, 2013 was paid on May 29, 2014. We expect to pay the annual dividend for the year ended December 31, 2014 in May 2015. Additionally, each share of Preferred Stock entitles its holder to one vote. Preferred stockholders vote with the common stockholders as a single class on all matters presented to FINV's shareholders for their vote.

MHI has the right to convert all or a portion of its Preferred Stock into shares of our common stock by delivery of an equivalent portion of its interest in FICV to us. Accordingly, the increase in our interest in FICV in connection with a conversion will decrease the noncontrolling interest in our financial statements that is attributable to MHI's interest in FICV. As of March 31, 2015, there have been no conversions of the Preferred Stock or exchanges of the FICV limited partner interests. Exchanges are subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The Preferred Stock is classified outside of permanent equity in our consolidated balance sheet at its redemption value of par plus accrued and unpaid dividends because the conversion provisions are not solely within our control.

Note 12—Treasury Stock

At March 31, 2015, common shares held in treasury totaled 246,040 with a cost of $4.8 million. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested.

Note 13—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease office space from an affiliated partnership. Rent expense related to these leases was $1.9 million for each of the three months ended March 31, 2015 and 2014, respectively.

We are a party to certain agreements relating to the rental of aircraft to Western Airways ("WA"), an entity owned by the Mosing family. Subsequent to our initial public offering ("IPO") in 2013, we entered into new agreements with WA for the aircraft that was retained by us whereby we are paid a flat monthly fee for dry lease rental and during 2014 were also charged block hours monthly. We recorded net charter expense of $0.4 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

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

The tax receivable agreement (the "TRA") that we entered into with FICV and MHI in connection with our IPO generally provides for the payment by FINV of 85% of the amount of the actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax (which reductions we refer to as “cash savings”) in periods after

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

our IPO as a result of (i) the tax basis increases resulting from the Conversions and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. In addition, the TRA provides for payment by us of interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. We will retain the remaining 15% of cash savings, if any.

The payment obligations under the TRA are our obligations and are not obligations of FICV. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRA.

Estimating the amount of payments that may be made under the TRA is by its nature imprecise. The actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of Conversions, the relative value of our U.S. and international assets at the time of the Conversion, the price of our common stock at the time of the Conversion, the extent to which such Conversions are taxable, the amount and timing of the taxable income FINV realizes in the future and the tax rate then applicable, FINV’s use of loss carryovers and the portion of its payments under the TRA constituting imputed interest or depreciable or amortizable basis. FINV expects that the payments that it will be required to make under the TRA will be substantial but that it will be able to fund such payments. There may be a negative impact on our liquidity if, as a result of timing discrepancies, the payments under the TRA exceed the actual benefits we realize in respect of the tax attributes subject to the TRA. The payments under the TRA will not be conditioned upon a holder of rights under a TRA having a continued ownership interest in either FICV or FINV.

The TRA provides that FINV may terminate it early. If FINV elects to terminate the TRA early, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that MHI or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on March 31, 2015, the estimated termination payment would be approximately $56.3 million (calculated using a discount rate of 5.31%). The foregoing number is merely an estimate and the actual payment could differ materially.

Because FINV is a holding company with no operations of its own, its ability to make payments under the TRA is dependent on the ability of FICV to make distributions to it in an amount sufficient to cover FINV’s obligations under such agreements; this ability, in turn, may depend on the ability of FICV’s subsidiaries to provide payments to it. The ability of FICV and its subsidiaries to make such distributions will be subject to, among other things, the applicable provisions of Dutch law that may limit the amount of funds available for distribution and restrictions in our debt instruments. To the extent that FINV is unable to make payments under the TRA for any reason, except in the case of an acceleration of payments thereunder occurring in connection with an early termination of the TRA or certain mergers of change of control, such payments will be deferred and will accrue interest until paid, and FINV will be prohibited from paying dividends on its common stock.

Note 14—Earnings Per Common Share

Basic earnings per common share is determined by dividing net income, less preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, assuming all potentially dilutive shares were issued.

We apply the treasury stock method to determine the dilutive weighted average common shares represented by the unvested restricted stock units and employee stock purchase plan shares. The diluted earnings per share calculation assumes the conversion of 100% of our outstanding Preferred Stock on an as if converted basis. Accordingly, the

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

numerator is also adjusted to include the earnings allocated to the noncontrolling interest after taking into account the tax effect of such exchange.

The following table summarizes the basic and diluted earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Numerator - Basic
Income from continuing operations	$46,401	$60,362
Less: Net income attributable to noncontrolling interest	(12,122)	(18,499)
Net income available to common shareholders	$34,279	$41,863

Numerator - Diluted
Income from continuing operations attributable to common shareholders	$34,279	$41,863
Add: Net income attributable to noncontrolling interest (1)	9,938	14,560
Dilutive net income available to common shareholders	$44,217	$56,423

Denominator
Basic weighted average common shares	154,329	153,524
Exchange of noncontrolling interest for common stock (Note 11)	52,976	52,976
Restricted stock units	1,173	702
Stock to be issued pursuant to employee stock purchase plan	1	—
Diluted weighted average common shares	208,479	207,202

Earnings per common share:
Basic	$0.22	$0.27
Diluted	$0.21	$0.27

(1)	Adjusted for the additional tax expense upon the assumed conversion of the Preferred Stock	$2,184	$3,939

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

Our effective tax rate on income from continuing operations before income taxes was 19.5% and 20.9% for the three months ended March 31, 2015 and 2014, respectively, and is lower in the current period as a result of a decrease in income subject to U.S. taxation. In addition, the tax rate for all periods is lower than the U.S. statutory income tax rate of 35% due to lower statutory tax rates in certain foreign jurisdictions where we operate.

As of March 31, 2015, there were no significant changes to our unrecognized tax benefits as reported in our audited financial statements for the year ended December 31, 2014.

Note 16—Severance and Other Charges

We are facing a challenging year in the oilfield industry due to the dramatic drop in oil prices. We have been developing and implementing cost savings steps in response to the difficult market conditions. As we continue to reduce our planned expenses through streamlining and other cost savings initiatives, we have recently initiated steps to reduce

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

our total workforce by approximately 400 to 600 employees. On March 31, 2015, we announced to our employees the reduction in workforce plan and offered a voluntary separation program to all U.S. employees. The staffing plans are expected to be completed by the end of May 2015. Severance costs, base rationalization and lease termination fees should cost approximately $12.0 million, which is reflected in our consolidated statements of income under severance and other charges, and affected the following segments: International Services ($0.4 million), U.S. Services ($10.7 million) and Tubular Sales ($0.9 million). The severance and other charges are recorded as accrued and other current liabilities in our consolidated balance sheets. No payments were made under the reduction in workforce plan during the three months ended March 31, 2015.

Note 17—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of March 31, 2015. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

Note 18—Segment Information

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Our CODM uses Adjusted EBITDA as the primary measure of segment reporting performance.

The following table presents a reconciliation of Segment Adjusted EBITDA to income from continuing operations (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Segment Adjusted EBITDA:
International Services	$52,285	$51,028
U.S. Services	44,893	41,879
Tubular Sales	3,119	9,374
Corporate and other	(7)	—
Adjusted EBITDA Total	100,290	102,281
Interest income (expense), net	8	(44)
Income tax expense	(11,262)	(15,969)
Depreciation and amortization	(24,001)	(21,193)
(Loss) gain on sale of assets	(184)	241
Foreign currency gain (loss)	1,533	(65)
Stock-based compensation expense	(8,010)	(4,889)
Severance and other charges	(11,973)	—
Income from continuing operations	$46,401	$60,362

The following tables set forth certain financial information with respect to our reportable segments. Included in “Corporate and Other” are intersegment eliminations and costs associated with activities of a general nature (in thousands):

	International Services	U.S. Services	Tubular Sales	Corporate and Other	Total

Three Months Ended March 31, 2015
Revenue from external customers	$124,201	$109,286	$43,950	$—	$277,437
Inter-segment revenues	377	7,914	11,891	(20,182)	—
Adjusted EBITDA	52,285	44,893	3,119	(7)	100,290

Three Months Ended March 31, 2014
Revenue from external customers	$118,585	$103,755	$42,152	$—	$264,492
Inter-segment revenues	141	5,100	16,096	(21,337)	—
Adjusted EBITDA	51,028	41,879	9,374	—	102,281

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

Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	the level of activity in the oil and gas industry;

•	the volatility of oil and gas prices, which have declined significantly in recent periods;

•	unique risks associated with our offshore operations;

•	political, economic and regulatory uncertainties in our international operations;

•	our ability to develop new technologies and products;

•	our ability to protect our intellectual property rights;

•	our ability to employ and retain skilled and qualified workers;

•	the level of competition in our industry;

•	operational safety laws and regulations; and

•	weather conditions and natural disasters.

These and other important factors that could affect our operating results and performance are described in (1) “Risk Factors” in Part II, Item IA of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and elsewhere within this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2014 ("Annual Report"), (3) our other reports and filings we make with the SEC from time to time and (4) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements.

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

•
Tubular Sales. We design, manufacture and distribute large outside diameter ("OD") pipe, connectors and casing attachments. We also provide specialized fabrication and welding services in support of offshore projects, including drilling and production riser, flowlines and pipeline end terminations, as well as long-length tubulars (up to 300 feet in length) for use as caissons or pilings. This segment also designs and manufactures proprietary equipment for use in our International and U.S Services segments.

How We Generate Our Revenue

The majority of our revenues from our International Services and U.S. Services segments are derived primarily from personnel rates for our specially trained employees who perform tubular services for our customers; and rental rates for the suite of products and equipment that our employees use to perform tubular services. In addition, our customers typically reimburse us for transportation costs that we incur in connection with transporting our products and equipment from our staging areas to the customers’ job sites.

In contrast, our Tubular Sales segment revenues are derived from sales of certain products, including large OD pipe connectors and large OD pipe manufactured by third parties, directly to external customers.

Recent Events

Timco Acquisition. On March 11, 2015, Frank’s International, LLC, a Texas limited liability company (“Frank’s LLC”) and indirect wholly-owned subsidiary of FINV, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) to purchase all of the outstanding equity interests of Timco Services, Inc. ("Timco"), a Louisiana corporation with a strong presence in the Permian Basin and Eagle Ford Shale regions, in exchange for consideration consisting of (i) $75.0 million in cash, subject to customary adjustments as defined in the Purchase Agreement, and (ii) contingent consideration of up to $20.0 million, payable in two separate payments of $10.0 million, based upon exceeding certain targets of the United States land rotary rig count, as reported by Baker Hughes, over prescribed time periods. In addition, Frank’s LLC agreed to make a tax reimbursement payment of $8.0 million in connection with the closing of the transaction as a reimbursement of estimated additional tax costs the sellers may incur as a result of the transaction structure.

The transaction closed on April 1, 2015. Each party agreed to indemnify the other for breaches of representations and warranties, breaches of covenants and certain other matters, subject to certain exceptions.

Severance and Other Charges. We are facing a challenging year in the oilfield industry due to the dramatic drop in oil prices. We have been developing and implementing cost savings steps in response to the difficult market conditions. As we continue to reduce our planned expenses through streamlining and other cost savings initiatives, we have recently initiated steps to reduce our total workforce by approximately 400 to 600 employees. On March 31, 2015, we announced to our employees the reduction in workforce plan and offered a voluntary separation program to all U.S. employees. The staffing plans are expected to be completed by the end of May 2015. Severance costs, base rationalization and lease termination fees should cost approximately $12.0 million, which is reflected in our consolidated statements of income under severance and other charges, and affected the following segments: International Services ($0.4 million), U.S. Services ($10.7 million) and Tubular Sales ($0.9 million). The severance and other charges are recorded as accrued and other current liabilities in our consolidated balance sheets. No payments were made under the reduction in workforce plan during the three months ended March 31, 2015.

Management Changes.  On January 23, 2015, the Company announced the appointment by the board of managing directors and the board of supervisory directors of Gary P. Luquette to serve as President and Chief Executive Officer, succeeding D. Keith Mosing.  Mr. Mosing was appointed to serve as Executive Chairman.

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

The following table presents a reconciliation of income from continuing operations to Adjusted EBITDA, our most directly comparable GAAP performance measure, as well as Adjusted EBITDA margin for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Income from continuing operations	$46,401	$60,362
Interest (income) expense, net	(8)	44
Depreciation and amortization	24,001	21,193
Income tax expense	11,262	15,969
Loss (gain) on sale of assets	184	(241)
Foreign currency (gain) loss	(1,533)	65
Stock-based compensation expense	8,010	4,889
Severance and other charges (See Note 16)	11,973	—
Adjusted EBITDA	$100,290	$102,281
Adjusted EBITDA margin	36.1%	38.7%

For a reconciliation of our Adjusted EBITDA on a segment basis to the most comparable measure calculated in accordance with GAAP, see “—Operating Segment Results.”

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Equipment rentals and services	$232,405	$220,813
Products (1)	45,032	43,679
Total revenue	277,437	264,492

Operating expenses:
Cost of revenues, exclusive of
depreciation and amortization
Equipment rentals and services	93,600	83,991
Products	22,847	26,029
General and administrative expenses	69,797	59,451
Depreciation and amortization	24,001	21,193
Severance and other charges	11,973	—
Loss (gain) on sale of assets	184	(241)
Operating income	55,035	74,069

Other income (expense):
Other income	1,087	2,371
Interest income (expense), net	8	(44)
Foreign currency gain (loss)	1,533	(65)
Total other income (expense)	2,628	2,262
Income from continuing operations
before income tax expense	57,663	76,331
Income tax expense	11,262	15,969
Income from continuing operations	46,401	60,362
Less: Net income attributable to noncontrolling interest	12,122	18,499
Net income attributable to Frank's International N.V.	$34,279	$41,863

(1)	Consolidated products revenue includes a small amount of revenues attributable to the U.S. Services and International Services segments.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues. Revenues from external customers, excluding intersegment sales, for the three months ended March 31, 2015 increased by $12.9 million, or 4.9%, to $277.4 million from $264.5 million for the three months ended March 31, 2014. The increase was primarily attributable to higher revenues in all of our segments, most notably in our International and U.S. Services segments, with revenues increasing $5.6 million and $5.5 million, respectively, due to timing and increasing services provided to our existing customers through proprietary equipment, partially offset by lower activity specifically in onshore revenue in our U.S. Services segment. Revenues for our segments are discussed separately below under the heading "Operating Segment Results."

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the three months ended March 31, 2015 increased by $6.4 million, or 5.8%, to $116.4 million from $110.0 million for the three months ended March 31, 2014, primarily due to lower productivity in our manufacturing operations of $5.7 million.

General and administrative expenses. General and administrative expenses ("G&A") for the three months ended March 31, 2015 increased by $10.3 million, or 17.4%, to $69.8 million from $59.5 million for the three months ended March 31, 2014 primarily due to increases in compensation related costs of $6.0 million, stock based compensation expense of $3.1 million as a result of the out-of-period adjustment not booked until the second quarter of 2014 and professional fees of $1.1 million.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2015 increased by $2.8 million, or 13.2%, to $24.0 million from $21.2 million for the three months ended March 31, 2014. The increase was primarily attributable to a higher depreciable base resulting from property and equipment additions.

Severance and other charges. Severance and other charges for the three months ended March 31, 2015 were $12.0 million as a result of a workforce reduction, base rationalization and lease termination fees as discussed in Note 16, which affected the following segments: International Services ($0.4 million), U.S. Services ($10.7 million) and Tubular Sales ($0.9 million).

Other income. Other income for the three months ended March 31, 2015 decreased by $1.3 million, or 54.2%, to $1.1 million from $2.4 million for the three months ended March 31, 2014 due to lower income from our deferred compensation plan.

Foreign currency gain (loss). Foreign currency gain was $1.5 million for the three months ended March 31, 2015 compared to a $0.1 million loss for the three months ended March 31, 2014 due to USD cash balances in foreign entities with non-USD functional currencies.

Income tax expense. Income tax expense for the three months ended March 31, 2015 decreased by $4.7 million, or 29.5%, to $11.3 million from $16.0 million for the three months ended March 31, 2014 as a result of a decrease in income subject to U.S. taxation, which results in a lower effective tax rate. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Operating Segment Results

Revenue pertaining to our segments as stated in the following discussions include intersegment sales. Adjusted EBITDA includes the impact of intersegment operating activity. See Note 18 - Segment Information of Notes to Unaudited Consolidated Financial Statements.

The following table presents revenues and Adjusted EBITDA by segment, and a reconciliation of Adjusted EBITDA to net income from continuing operations, which is the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenue:
International Services	$124,578	$118,726
U.S. Services	117,200	108,855
Tubular Sales	55,841	58,248
Intersegment sales	(20,182)	(21,337)
Total	$277,437	$264,492

Segment Adjusted EBITDA:
International Services	$52,285	$51,028
U.S. Services	44,893	41,879
Tubular Sales	3,119	9,374
Corporate and other (1)	(7)	—
Adjusted EBITDA Total (2)	100,290	102,281
Interest income (expense), net	8	(44)
Income tax expense	(11,262)	(15,969)
Depreciation and amortization	(24,001)	(21,193)
(Loss) gain on sale of assets	(184)	241
Foreign currency gain (loss)	1,533	(65)
Stock-based compensation expense	(8,010)	(4,889)
Severance and other charges	(11,973)	—
Income from continuing operations	$46,401	$60,362

(1)	Corporate and other represents amounts not directly associated with an operating segment.

(2)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

International Services

Revenue for the International Services segment increased by $5.9 million for the three months ended March 31, 2015, or 4.9%, compared to the same period in 2014, primarily as a result of increasing the services provided to our existing customers through proprietary equipment in Africa and Latin America.

Adjusted EBITDA for the International Services segment increased by $1.3 million for the three months ended March 31, 2015, or 2.5%, compared to the same period in 2014, primarily due to the $5.9 million increase in revenue partially offset by higher compensation related costs of $2.2 million, custom duty charges of $0.8 million, equipment rentals of $0.5 million, tool inspection charges of $0.4 million and travel and bad debt expense of $0.3 million each.

U.S. Services

Revenue for the U.S. Services segment increased by $8.3 million for the three months ended March 31, 2015, or 7.7%, compared to the same period in 2014. Our offshore revenue increased $13.5 million as a result of timing from certain key customers as projects from the fourth quarter of 2014 were carried over to the first quarter of 2015. The increased revenue was partially offset by a decrease in onshore revenue of $5.2 million as a result of lower activity due to declining rig count and downward pricing pressure.

Adjusted EBITDA for the U.S. Services segment increased by $3.0 million for the three months ended March 31, 2015, or 7.2%, compared to the same period in 2014 primarily due to the revenue increase of $8.3 million, which was partially offset by increases in compensation related costs of $3.9 million and professional fees of $1.3 million.

Tubular Sales

Revenue for the Tubular Sales segment decreased by $2.4 million for the three months ended March 31, 2015, or 4.1%, compared to the same period in 2014 primarily as a result of timing of product delivery, as wells scheduled for the first quarter of 2015 were moved up to the fourth quarter of 2014 due to drilling rig availability.

Adjusted EBITDA for the Tubular Sales segment decreased by $6.3 million for the three months ended March 31, 2015, or 66.7%, compared to the same period in 2014 primarily due to lower productivity in our manufacturing operations of $5.7 million.

Liquidity and Capital Resources

Liquidity

At March 31, 2015, we had cash and cash equivalents of $498.4 million and debt of $0.3 million. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures and acquisitions. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditures are estimated at $150.0 million for 2015. We expect approximately $70.0 million for the purchase and manufacture of equipment and the remainder for the purchase or construction of facilities. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During the three months ended March 31, 2015 and 2014, capital expenditures were $43.9 million and $36.9 million, respectively, all of which were funded from internally generated funds. We believe our cash on hand, cash flows from operations and potential borrowings under our Credit Facility (as defined below), should be sufficient to fund our capital expenditure and liquidity requirements for the remainder of 2015.

We paid dividends on our common stock of $23.2 million, or an aggregate of $0.15 per common share, in addition to $21.0 million in distributions to our noncontrolling interests during the three months ended March 31, 2015. The timing, declaration, amount of, and payment of any dividends is within the discretion of our board of managing directors subject to the approval of our board of supervisory directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by our board of managing directors and our board of supervisory directors. We do not have a legal obligation to pay any dividend and there can be no assurance that we will be able to do so. The timing of distributions to our noncontrolling interests is pursuant to the Limited Partnership Agreement of Frank's International C.V. for the tax arising from their membership interests in FICV.

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million for letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments by $150.0 million. As of March 31, 2015 and December 31, 2014, we did not have any outstanding indebtedness under the Credit Facility. We had $6.2 million in letters of credit outstanding as of March 31, 2015.

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in the Credit Facility) of not more than 2.50 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of March 31, 2015, we were in compliance with all financial covenants under the Credit Facility.

In addition, the Credit Facility contains customary events of default, including, among others, the failure to make required payments, failure to comply with certain covenants or other agreements, breach of the representations and covenants contained in the agreements, default of certain other indebtedness, certain events of bankruptcy or insolvency and the occurrence of a change in control.

Tax Receivable Agreement

We entered into a tax receivable agreement (the “TRA”) with FICV and Mosing Holdings, Inc. ("MHI") in connection with our IPO. The TRA generally provides for the payment by us to MHI of 85% of the amount of the actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax in periods after our IPO (which reductions we refer to as "cash savings") as a result of (i) the tax basis increases resulting from the transfer of FICV interests to us in connection with a conversion of shares of Preferred Stock into shares of our common stock and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. In addition, the TRA provides for interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. We will retain the remaining 15% of cash savings, if any. The payment obligations under the TRA are our obligations and not obligations of FICV. The term of the TRA continues until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRA.

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

Cash Flows from Operating, Investing and Financing Activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Operating activities	$100,129	$77,810
Investing activities	(43,795)	(38,051)
Financing activities	(44,187)	(16,207)
	12,147	23,552
Effect of exchange rate changes on cash activities	(3,059)	(601)
Increase in cash and cash equivalents	$9,088	$22,951

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

Operating Activities

Cash flow from operating activities was $100.1 million for the three months ended March 31, 2015 as compared to $77.8 million in the comparable period in 2014. The increase in 2015 was due to working capital changes, primarily in inventory, current assets and accrued expenses. The increases were partially offset by a decrease in net income.

Investing Activities

Cash flow used in investing activities was $43.8 million for the three months ended March 31, 2015 as compared to $38.1 million in the comparable period in 2014. The higher amount of net cash used in investing activities was primarily related to capital expenditures for property, plant and equipment.

Financing Activities

Cash flow used in financing activities was $44.2 million for the three months ended March 31, 2015 as compared to $16.2 million in the comparable period in 2014. The increase in cash flow used in investing activities was primarily due to higher dividend and noncontrolling interest payments of $11.6 million and $16.3 million, respectively.

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

Foreign Currency Exchange Rates

We operate in virtually every oil and natural gas exploration and production region in the world. In some parts of the world, the currency of our primary economic environment is the U.S. dollar, and we use the U.S. dollar as our functional currency. In other parts of the world, such as Europe, Norway and Brazil, we conduct our business in currencies other than the U.S. dollar, and the functional currency is the applicable local currency. Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive income (loss) in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar.

For the three months ended March 31, 2015, on a U.S. dollar-equivalent basis, approximately 17% of our revenue was represented by currencies other than the U.S. dollar. However, no single foreign currency poses a primary risk to us. A hypothetical 10% decrease in the exchange rates for each of the foreign currencies in which a portion of our revenues is denominated would result in a 1.6% decrease in our overall revenues for the three months ended March 31, 2015.

During 2014, Venezuela enacted certain changes to its foreign exchange system such that, in addition to the official rate of 6.3 Venezuelan Bolivar Fuertes ("Bolivars") per U.S. Dollar, there were two other legal exchange rates that may be obtained via different exchange rate mechanisms. These changes included the expansion of what is known as the SICAD I auction rate and the introduction of the SICAD II auction process. On February 10, 2015, the Venezuelan government announced that the transactions for the sale of purchase of foreign currency under the SICAD II exchange system would no longer be available and created a new open market foreign exchange system (SIMADI).

During 2015, we concluded that it was appropriate to apply the SIMADI exchange rate as we believed that this rate best represented the economics of our business activity in Venezuela. At March 31, 2015, we had approximately $0.5 million in net monetary assets denominated in Bolivars using the SIMADI rate, which was approximately 192.95 Bolivars to the U.S. dollar. In the event of a devaluation of the current exchange mechanism in Venezuela or any other new exchange mechanism that might emerge for financial reporting purposes, it would result in our recording a devaluation charge in our consolidated statements of income.

Interest Rate Risk

As of March 31, 2015, we did not have an outstanding balance under the Credit Facility. If we borrow under the Credit Facility in the future, we will be exposed to changes in interest rates on our floating rate borrowings under the Credit Facility. Although we do not currently utilize interest rate derivative instruments to reduce interest rate exposure, we may do so in the future.

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

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

See Part I, Item 1, Note 17 to our unaudited consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 6, 2015, which risks could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 6. Exhibits

The Exhibit Index, which follows the signature page to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANK'S INTERNATIONAL N.V.

Date: May 1, 2015	By:	/s/ Jeffrey J. Bird
Jeffrey J. Bird
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

#*2.1	Membership Interest Purchase Agreement by and among Mark L. Guidry, Michael P. Maraist and Frank's International, LLC, dated March 11, 2015.
3.1
Deed of Amendment to Articles of Association of Frank's International N.V., dated May 14, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 16, 2014).

†10.1
Indemnification Agreement dated January 23, 2015, by and between Frank’s International N.V. and William B. Berry (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-36053), filed on January 27, 2015).

†10.2
First Amendment to Employment Agreement dated as of January 23, 2015 by and between Frank’s International N.V., Frank’s International, LLC, and Donald Keith Mosing (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on January 27, 2015).

†10.3	Employment Offer for Gary P. Luquette effective as of January 23, 2015 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K (File No. 333-36053), filed on March 6, 2015).
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

*	Filed herewith.

**	Furnished herewith.