Form 10-Q
period 2015-06-30
Frank's International N.V.
filed 2015-08-05
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 3, 2015, there were 154,503,748 shares of common stock, €0.01 par value per share, outstanding.

TABLE OF CONTENTS
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at June 30, 2015 and December 31, 2014	3
	Consolidated Statements of Income for the Three and Six Months
	Ended June 30, 2015 and 2014	4
	Consolidated Statements of Comprehensive Income for the Three and Six Months
	Ended June 30, 2015 and 2014	5
	Consolidated Statements of Stockholders' Equity for the Six Months
	Ended June 30, 2015 and 2014	6
	Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2015 and 2014	7
	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 6.	Exhibits	37

Signatures		38

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$474,745	$489,354
Accounts receivables, net	324,691	390,977
Inventories	188,573	204,008
Other current assets	14,868	23,080
Total current assets	1,002,877	1,107,419

Property, plant and equipment, net	661,626	580,142
Goodwill and intangible assets, net	26,784	14,163
Other assets	53,374	56,957
Total assets	$1,744,661	$1,758,681

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$266	$304
Accounts payable	18,277	16,496
Deferred revenue	57,539	76,112
Accrued and other current liabilities	98,128	114,227
Total current liabilities	174,210	207,139

Deferred tax liabilities	44,856	35,321
Other non-current liabilities	47,390	42,980
Total liabilities	266,456	285,440

Commitments and contingencies (Note 17)

Series A preferred stock, €0.01, par value, 52,976,000 shares authorized,
issued and outstanding	705	705

Stockholders' equity:
Common stock, €0.01, par value, 745,120,000 shares authorized:
154,643,094 shares issued and 154,372,998 shares outstanding at 2015 and
154,571,229 shares issued and 154,327,383 shares outstanding at 2014	2,034	2,033
Additional paid-in capital	702,267	683,611
Retained earnings	554,159	545,357
Accumulated other comprehensive loss	(21,382)	(14,210)
Treasury stock (at cost), 270,096 at 2015 and 243,846 shares at 2014	(5,334)	(4,801)
Total stockholders' equity	1,231,744	1,211,990
Noncontrolling interest	245,756	260,546
Total equity	1,477,500	1,472,536
Total liabilities and equity	$1,744,661	$1,758,681

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Equipment rentals and services	$201,282	$231,838	$433,687	$452,651
Products	53,022	41,099	98,054	84,778
Total revenue	254,304	272,937	531,741	537,429

Operating expenses:
Cost of revenues, exclusive of depreciation
and amortization
Equipment rentals and services	76,692	90,029	170,292	174,020
Products	33,060	26,261	55,907	52,290
General and administrative expenses	73,797	71,760	143,594	131,211
Depreciation and amortization	27,710	21,895	51,711	43,088
Severance and other charges	1,049	—	13,022	—
Loss (gain) on sale of assets	687	154	871	(87)
Operating income	41,309	62,838	96,344	136,907

Other income (expense):
Other income	971	2,918	2,058	5,289
Interest income (expense), net	(31)	80	(23)	36
Foreign currency gain (loss)	(2,767)	65	(1,234)	—
Total other income	(1,827)	3,063	801	5,325
Income from continuing operations before
income tax expense	39,482	65,901	97,145	142,232
Income tax expense	10,629	15,852	21,891	31,821
Net income	28,853	50,049	75,254	110,411
Net income attributable to noncontrolling interest	8,023	14,833	20,145	33,332
Net income attributable to Frank's International N.V.	20,830	35,216	55,109	77,079
Preferred stock dividends	(2)	(1)	(2)	(1)
Net income available to Frank's International N.V.
common shareholders	$20,828	$35,215	$55,107	$77,078

Earnings per common share:
Basic	$0.14	$0.23	$0.36	$0.50
Diluted	$0.14	$0.23	$0.35	$0.50

Weighted average common shares outstanding:
Basic	154,344	153,524	154,337	153,524
Diluted	209,114	207,822	208,804	207,641

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$28,853	$50,049	$75,254	$110,411
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	3,173	948	(8,574)	891
Unrealized gain (loss) on marketable securities, net of tax	(1,408)	215	(1,054)	(157)
Total other comprehensive income (loss)	1,765	1,163	(9,628)	734
Comprehensive income	30,618	51,212	65,626	111,145
Less: Comprehensive income attributable to noncontrolling interest	8,475	15,131	17,689	33,521
Comprehensive income attributable to Frank's International N.V.	$22,143	$36,081	$47,937	$77,624

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2014
					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Interest	Equity
Balances at December 31, 2013	153,524	$2,019	$642,164	$455,632	$(2,383)	$—	$235,895	$1,333,327
Net income	—	—	—	77,079	—	—	33,332	110,411
Foreign currency
translation adjustments	—	—	—	—	662	—	229	891
Unrealized gain on
marketable securities	—	—	—	—	(117)	—	(40)	(157)
Stock-based compensation
expense	—	—	20,236	—	—	—	—	20,236
Distributions to noncontrolling interest	—	—	—	—	—	—	(22,224)	(22,224)
Common stock dividends
($0.15 per share)	—	—	—	(23,029)	—	—	—	(23,029)
Preferred stock dividends	—	—	—	(1)	—	—	—	(1)
Balances at June 30, 2014	153,524	2,019	662,400	509,681	(1,838)	—	247,192	1,419,454

	Six Months Ended June 30, 2015
					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Loss	Stock	Interest	Equity
Balances at December 31, 2014	154,327	$2,033	$683,611	$545,357	$(14,210)	$(4,801)	$260,546	$1,472,536
Net income	—	—	—	55,109	—	—	20,145	75,254
Foreign currency
translation adjustments	—	—	—	—	(6,386)	—	(2,188)	(8,574)
Unrealized gain on
marketable securities	—	—	—	—	(786)	—	(268)	(1,054)
Stock-based
compensation expense	—	—	18,571	—	—	—	—	18,571
Amount withheld for employee
stock purchase plan ("ESPP")	—	—	86	—	—	—	—	86
Distribution to
noncontrolling interest	—	—	—	—	—	—	(32,479)	(32,479)
Common stock dividends
($0.30 per share)	—	—	—	(46,305)	—	—	—	(46,305)
Preferred stock dividends	—	—	—	(2)	—	—	—	(2)
Common shares issued
upon vesting of restricted
stock units	72	1	(1)	—	—	—	—	—
Treasury shares withheld	(26)	—	—	—	—	(533)	—	(533)
Balances at June 30, 2015	154,373	$2,034	$702,267	$554,159	$(21,382)	$(5,334)	$245,756	$1,477,500

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income	$75,254	$110,411
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	51,711	43,088
Stock-based compensation expense	18,571	20,236
ESPP expense	86	—
Amortization of deferred financing costs	82	172
Deferred tax provision	9,727	3,021
Provision for (recovery of) bad debts	335	(222)
(Gain) loss on sale of assets	871	(87)
Changes in fair value of marketable securities	(404)	(1,305)
Other	(3,909)	—
Changes in operating assets and liabilities
Accounts receivable	66,188	4,371
Inventories	17,499	(40,178)
Other current assets	8,669	1,826
Other assets	2,148	1,556
Accounts payable	1,778	411
Deferred revenue	(18,574)	7,307
Accrued and other current liabilities	(16,854)	8,432
Other non-current liabilities	2,734	2,906
Net cash provided by operating activities	215,912	161,945

Cash flows from investing activities
Acquisition of Timco Services, Inc. (net of acquired cash)	(78,676)	—
Purchases of property, plant and equipment	(70,843)	(77,722)
Proceeds from sale of assets and equipment	214	2,489
Purchase of marketable securities	—	(1,539)
Net cash used in investing activities	(149,305)	(76,772)

Cash flows from financing activities
Repayments of borrowings	(37)	(36)
Dividends paid on common stock	(46,305)	(23,029)
Dividends paid on preferred stock	(2)	(1)
Distribution to noncontrolling interest	(32,479)	(22,224)
Treasury shares withheld	(533)	—
Net cash used in financing activities	(79,356)	(45,290)
Effect of exchange rate changes on cash	(1,860)	(1,154)
Net increase (decrease) in cash	(14,609)	38,729
Cash and cash equivalents at beginning of period	489,354	404,947
Cash and cash equivalents at end of period	$474,745	$443,676

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

Basis of Presentation

The consolidated financial statements of FINV for the three and six months ended June 30, 2015 and 2014 include the activities of Frank's International C.V. ("FICV") and its wholly owned subsidiaries (collectively, the "Company," "we," "us" or "our"). All intercompany accounts and transactions have been eliminated for purposes of preparing these consolidated financial statements.

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

In July 2015, the FASB issued accounting guidance on simplifying the measurement of inventory. Under this guidance, inventory will be measured at the lower of cost and net realizable value. Options that currently exist for

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

market value will be eliminated. The guidance defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. This guidance will be effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of the new accounting guidance will have on our consolidated financial statements.

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

In February 2015, the FASB issued guidance on the amendments to the consolidation analysis, which affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interest in legal entities that are required to comply with or operate in accordance with requirements that are similar to those for registered money market funds. This pronouncement is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements

In January 2015, the FASB issued guidance on the income statement presentation, which eliminates the concept of extraordinary items while retaining certain presentation and disclosure guidance for items that are unusual in nature or occur infrequently. The standard is effective prospectively for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided the guidance is applied from the beginning of the fiscal year of adoption. We do not expect to adopt this guidance early and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued amendments to guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services. Under the new standard update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB will also permit early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of net income attributable to noncontrolling interest is detailed as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$28,853	$50,049	$75,254	$110,411
Add: Provision for U.S. income taxes of FINV (1)	813	7,936	7,076	19,360
Less: (Income) loss of FINV (2)	1,773	(155)	(3,390)	180
Net income subject to noncontrolling interest	31,439	57,830	78,940	129,951
Noncontrolling interest percentage (3)	25.5%	25.7%	25.5%	25.7%
Net income attributable to noncontrolling interest	$8,023	$14,833	$20,145	$33,332

(1)	Represents income tax expense attributable to our proportionate share of the U.S. operations of our partnership interests in FICV.

(2)	Represents results of operations for entities outside of FICV.

(3)	Represents the economic interest in FICV held by MHI. This percentage will change as additional shares of FINV common stock are issued.

Note 3—Acquisition

On April 1, 2015, Frank’s International, LLC, a Texas limited liability company (“Frank’s LLC”) and an indirect wholly-owned subsidiary of FINV closed on a transaction to purchase all of the outstanding equity interests of Timco Services, Inc. ("Timco"), a Louisiana corporation with a strong presence in the Permian Basin and Eagle Ford Shale regions, in exchange for consideration consisting of (i) approximately $81.0 million inclusive of a tax reimbursement payment of $8.0 million as well as closing adjustments for normal operating activity and customary purchase price adjustments and (ii) contingent consideration of up to $20.0 million, payable in two separate payments of $10.0 million based upon exceeding certain targets of the United States land rotary rig count, as reported by Baker Hughes, over prescribed time periods. As of June 30, 2015, the contingent consideration had a fair value of $1.5 million as discussed in Note 10 - Fair Value Measurements. Each party agreed to indemnify the other for breaches of representations and warranties, breaches of covenants and certain other matters, subject to certain exceptions.

The Timco Acquisition was accounted for as a business combination in accordance with accounting guidance. As described in Note 10 - Fair Value Measurements, the purchase price is allocated to the fair value of assets acquired and liabilities assumed based on a discounted cash flow model and goodwill is recognized for the excess consideration transferred over the fair value of the net assets. We recognized $4.9 million of goodwill. The goodwill is assigned to the U.S. Services segment and is deductible for tax purposes. The purchase price allocation is preliminary and adjustments to provisional amounts (such as property, plant and equipment) will occur as we integrate Timco into our operations. We do not expect the adjustments to materially change the purchase price allocation. Additional changes to the purchase price allocation may result in a corresponding change to goodwill in the period of the change.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Accounts Receivable, net

Accounts receivable at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Trade accounts receivable, net of allowance
of $2,680 and $2,477, respectively	$219,279	$291,140
Unbilled revenue	60,719	62,993
Taxes receivable	39,674	32,056
Affiliated (1)	3,365	3,370
Other receivables	1,654	1,418
Total accounts receivable	$324,691	$390,977

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates and receivables for aircraft charter income.

Note 5—Inventories

Inventories at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Pipe and connectors	$166,518	$185,076
Finished goods	4,277	4,291
Work in progress	5,503	3,363
Raw materials, components and supplies	12,275	11,278
Total inventories	$188,573	$204,008

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Property, Plant and Equipment

The following is a summary of property, plant and equipment at June 30, 2015 and December 31, 2014 (in thousands):

	Estimated Useful Lives in Years	June 30, 2015	December 31, 2014
Land and land improvements (1)	8-15	$21,269	$21,804
Buildings and improvements	39	72,403	69,827
Rental machinery and equipment	7	881,249	763,722
Machinery and equipment - other	7	63,976	64,648
Furniture, fixtures and computers	5	18,425	17,915
Automobiles and other vehicles	5	48,006	37,417
Aircraft	7	14,868	14,868
Leasehold improvements	7, or lease term if shorter	7,748	6,353
Construction in progress - machinery
and equipment and buildings	—	110,740	114,308
		1,238,684	1,110,862
Less: Accumulated depreciation		(577,058)	(530,720)
Total property, plant and equipment, net		$661,626	$580,142

(1) The estimated useful life presented is only land improvements. Land does not have a depreciable life.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Other Assets

Other assets at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Marketable securities held in Rabbi Trust (1)	$45,530	$45,126
Deferred tax asset	1,432	1,507
Deposits	2,153	4,043
Other	4,259	6,281
Total other assets	$53,374	$56,957

(1)	See Note 10 – Fair Value Measurements

Note 8—Accrued and Other Current Liabilities

Accrued and other current liabilities at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014

Accrued compensation	$29,451	$35,097
Accrued property and other taxes	22,133	32,190
Accrued severance and other charges	6,826	—
Income taxes	3,995	3,362
Accrued inventory	8,127	6,235
Accrued capital expenditures	2,524	708
Accrued medical claims	4,143	3,218
Accrued purchase orders	3,268	8,081
Other	17,661	25,336
Total accrued and other current liabilities	$98,128	$114,227

Note 9—Debt

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million for letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments by $150.0 million. At June 30, 2015 and December 31, 2014, we did not have any outstanding indebtedness under the Credit Facility. In addition, we had $6.3 million in letters of credit outstanding as of June 30, 2015.

Borrowings under the Credit Facility bear interest, at our option, at either a base rate or an adjusted Eurodollar rate. Base rate loans under the Credit Facility bear interest at a rate equal to the higher of (a) the prime rate as published in the Wall Street Journal, (b) the Federal Funds Effective Rate plus 0.50% or (c) the adjusted Eurodollar rate plus 1.00%, plus an applicable margin ranging from 0.50% to 1.50%, subject to adjustment based on a leverage ratio. Interest is in each case payable quarterly for base-rate loans. Eurodollar loans under the Credit Facility bear interest at an adjusted Eurodollar rate equal to the Eurodollar rate for such interest period multiplied by the statutory reserves, plus an applicable margin ranging from 1.50% to 2.50%. Interest is payable at the end of applicable interest periods for Eurodollar loans, except that if the interest period for a Eurodollar loan is longer than three months, interest is paid at

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the end of each three-month period. The unused portion of the Credit Facility is subject to a commitment fee ranging from 0.250% to 0.375% based on certain leverage ratios.

The Credit Facility contains various covenants that, among other things, limit our ability to grant certain liens, make certain loans and investments, enter into mergers or acquisitions, enter into hedging transactions, change our lines of business, prepay certain indebtedness, enter into certain affiliate transactions, incur additional indebtedness or engage in certain asset dispositions.

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in our credit agreement) of not more than 2.50 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of June 30, 2015, we were in compliance with all financial covenants under the Credit Facility.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Liabilities

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2015
Assets:
Investments available-for-sale:
Marketable securities - deferred
compensation plan	$—	$45,530	$—	$45,530
Marketable securities - other	2,789	—	—	2,789
Liabilities:
Marketable securities - deferred
compensation plan	—	45,012	—	45,012
Contingent consideration	—	—	1,539	1,539

December 31, 2014
Assets:
Investments available-for-sale:
Marketable securities - deferred
compensation plan	$—	$45,126	$—	$45,126
Marketable securities - other	2,257	—	—	2,257
Liabilities:
Marketable securities - deferred
compensation plan	—	42,968	—	42,968

Our investments associated with our deferred compensation plan consist of marketable securities that are held in the form of investments in mutual funds and insurance contracts. Assets and liabilities measured using significant observable inputs are reported at fair value based on third-party broker statements, which are derived from the fair value of the funds' underlying investments. Other marketable securities are included in other assets on the consolidated balance sheets. Our valuation technique used to estimate the fair value of contingent consideration payable in connection with our acquisition of Timco (as described in Note 3) is the Monte Carlo simulation lattice option-pricing model which uses weekly rig count forecasts through June 30, 2017 as a basis for the simulation. The contingent consideration is included in other non-current liabilities on the balance sheet. We used the following assumptions in the Monte Carlo simulation lattice option-pricing model:

June 30, 2015
Assumptions:
Rig count volatility	1.74%
Cost of debt	5.18%
Date of first contingent consideration payment	December 31, 2016
Date of second contingent consideration payment	June 30, 2017

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a reconciliation of the changes in the fair value of the contingent consideration payable as classified as Level 3 in the fair value hierarchy (in thousands):

Significant
Unobservable
Beginning Balance, December 31, 2014	$—
Contingent consideration	1,539
Ending Balance, June 30, 2015	$1,539

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

Note 11—Preferred Stock

At June 30, 2015, we had 52,976,000 shares of Series A preferred stock, par value €0.01 per share (the "Preferred Stock"), issued and outstanding, all of which were held by MHI. Each share of Preferred Stock has a liquidation preference equal to its par value of €0.01 per share and is entitled to an annual dividend equal to 0.25% of its par value. We paid the annual dividend for the year ended December 31, 2014 of $1,506 on June 30, 2015. Additionally, each share of Preferred Stock entitles its holder to one vote. Preferred stockholders vote with the common stockholders as a single class on all matters presented to FINV's shareholders for their vote.

MHI has the right to convert all or a portion of its Preferred Stock into shares of our common stock by delivery of an equivalent portion of its interest in FICV to us. Accordingly, the increase in our interest in FICV in connection with a conversion will decrease the noncontrolling interest in our financial statements that is attributable to MHI's interest in FICV. As of June 30, 2015, there have been no conversions of the Preferred Stock or exchanges of the FICV limited partner interests. Exchanges are subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The Preferred Stock is classified outside of permanent equity in our consolidated balance sheet at its redemption value of par plus accrued and unpaid dividends because the conversion provisions are not solely within our control.

Note 12—Treasury Stock

At June 30, 2015, common shares held in treasury totaled 270,096 with a cost of $5.3 million. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease office space from an affiliated partnership. Rent expense related to these leases was $2.0 million and $1.6 million for each of the three months ended June 30, 2015 and 2014, respectively, and $4.0 million and $3.5 million for the six months ended June 30, 2015 and 2014, respectively.

We are a party to certain agreements relating to the rental of aircraft to Western Airways ("WA"), an entity owned by the Mosing family. Subsequent to our initial public offering ("IPO") in 2013, we entered into new agreements with WA for the aircraft that was retained by us whereby we are paid a flat monthly fee for dry lease rental and during 2014 were also charged block hours monthly. We recorded net charter expense of $0.4 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and net charter expense of $0.8 million and $0.7 million for the six months ended June 30, 2015 and 2014, respectively.

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

The tax receivable agreement (the "TRA") that we entered into with FICV and MHI in connection with our IPO generally provides for the payment by FINV of 85% of the amount of the actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax (which reductions we refer to as “cash savings”) in periods after our IPO as a result of (i) the tax basis increases resulting from the Conversions and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. In addition, the TRA provides for payment by us of interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. We will retain the remaining 15% of cash savings, if any.

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

The TRA provides that FINV may terminate it early. If FINV elects to terminate the TRA early, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

taxable income to fully utilize such benefits and that any FICV interests that MHI or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on June 30, 2015, the estimated termination payment would be approximately $50.9 million (calculated using a discount rate of 5.83%). The foregoing number is merely an estimate and the actual payment could differ materially.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the basic and diluted earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator - Basic
Income from continuing operations	$28,853	$50,049	$75,254	$110,411
Less: Net income attributable to noncontrolling interest	(8,023)	(14,833)	(20,145)	(33,332)
Less: Preferred stock dividends	(2)	(1)	(2)	(1)
Net income available to common shareholders	$20,828	$35,215	$55,107	$77,078

Numerator - Diluted
Income from continuing operations attributable to common shareholders	$20,828	$35,215	$55,107	$77,078
Add: Net income attributable to noncontrolling interest (1)	7,664	11,776	17,602	26,336
Add: Preferred stock dividends	2	1	2	1
Dilutive net income available to common shareholders	$28,494	$46,992	$72,711	$103,415

Denominator
Basic weighted average common shares	154,344	153,524	154,337	153,524
Exchange of noncontrolling interest for common stock (Note 11)	52,976	52,976	52,976	52,976
Restricted stock units	1,789	1,322	1,489	1,141
Stock to be issued pursuant to employee stock purchase plan	5	—	2	—
Diluted weighted average common shares	209,114	207,822	208,804	207,641

Earnings per common share:
Basic	$0.14	$0.23	$0.36	$0.50
Diluted	$0.14	$0.23	$0.35	$0.50

(1)	Adjusted for the additional tax expense upon the assumed conversion of the Preferred Stock	$359	$3,057	$2,543	$6,996

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

Our effective tax rate on income from continuing operations before income taxes was 26.9% and 24.1% for the three months ended June 30, 2015 and 2014, respectively, and 22.5% and 22.4% for the six months ended June 30, 2015 and 2014, respectively. In addition, the tax rate for all periods is lower than the U.S. statutory income tax rate of 35% due to lower statutory tax rates in certain foreign jurisdictions where we operate.

As of June 30, 2015, there were no significant changes to our unrecognized tax benefits as reported in our audited financial statements for the year ended December 31, 2014.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Severance and Other Charges

We are facing a challenging year in the oilfield industry due to the dramatic drop in oil prices. We continue to develop and implement cost savings steps in response to these difficult market conditions. On March 31, 2015, we announced a plan to reduce our workforce by approximately 400 to 600 employees. This action was completed in the second quarter at the higher end of the range guidance. As of June 30, 2015, we expect to incur total costs of $13.0 million, which is reflected in our consolidated statements of income under severance and other charges. The $13.0 million is inclusive of accelerated stock-based compensation expense of $1.0 million and $2.3 million for the three and six months ended June 30, 2015, respectively, recognized as a component of equity. Below is a reconciliation of the beginning and ending liability balance (in thousands):

	International Services	U.S. Services	Tubular Sales	Total
Beginning balance, March 31, 2015	$372	$10,743	$858	$11,973
Increase in accrual	—	—	27	27
Decrease in accrual	—	(1,345)		(1,345)
Severance and other payments	(187)	(2,757)	(885)	(3,829)
Ending balance, June 30, 2015	$185	$6,641	$—	$6,826

We expect to pay the remaining liability by November 2015.

Note 17—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of June 30, 2015. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Our CODM uses Adjusted EBITDA as the primary measure of segment reporting performance.

The following table presents a reconciliation of Segment Adjusted EBITDA to income from continuing operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Segment Adjusted EBITDA:
International Services	$55,311	$48,873	$107,596	$99,902
U.S. Services	16,684	44,968	61,577	86,846
Tubular Sales	7,978	9,311	11,097	18,685
Corporate and other	31	—	24	—
Adjusted EBITDA Total	80,004	103,152	180,294	205,433
Interest income (expense), net	(31)	80	(23)	36
Income tax expense	(10,629)	(15,852)	(21,891)	(31,821)
Depreciation and amortization	(27,710)	(21,895)	(51,711)	(43,088)
(Loss) gain on sale of assets	(687)	(154)	(871)	87
Foreign currency gain (loss)	(2,767)	65	(1,234)	—
Stock-based compensation expense	(8,278)	(15,347)	(16,288)	(20,236)
Severance and other charges	(1,049)	—	(13,022)	—
Income from continuing operations	$28,853	$50,049	$75,254	$110,411

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information with respect to our reportable segments. Included in “Corporate and Other” are intersegment eliminations and costs associated with activities of a general nature (in thousands):

	International Services	U.S. Services	Tubular Sales	Corporate and Other	Total

Three Months Ended June 30, 2015
Revenue from external customers	$122,640	$78,418	$53,246	$—	$254,304
Inter-segment revenues	229	6,644	10,544	(17,417)	—
Adjusted EBITDA	55,311	16,684	7,978	31	80,004

Three Months Ended June 30, 2014
Revenue from external customers	$129,456	$105,564	$37,917	$—	$272,937
Inter-segment revenues	230	5,624	19,575	(25,429)	—
Adjusted EBITDA	48,873	44,968	9,311	—	103,152

Six Months Ended June 30, 2015
Revenue from external customers	$246,841	$187,704	$97,196	$—	$531,741
Inter-segment revenues	606	14,558	22,435	(37,599)	—
Adjusted EBITDA	107,596	61,577	11,097	24	180,294

Six Months Ended June 30, 2014
Revenue from external customers	$248,041	$209,319	$80,069	$—	$537,429
Inter-segment revenues	371	10,724	35,671	(46,766)	—
Adjusted EBITDA	99,902	86,846	18,685	—	205,433

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

These and other important factors that could affect our operating results and performance are described in (1) “Risk Factors” in Part II, Item IA of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and elsewhere within this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2014 (our "Annual Report"), (3) our other reports and filings we make with the SEC from time to time and (4) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements.

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

Recent Events

Timco Acquisition. On April 1, 2015, Frank’s International, LLC, a Texas limited liability company (“Frank’s LLC”) and an indirect wholly-owned subsidiary of FINV closed on a transaction to purchase all of the outstanding equity interests of Timco Services, Inc. ("Timco"), a Louisiana corporation with a strong presence in the Permian Basin and Eagle Ford Shale regions, in exchange for consideration consisting of (i) approximately $81.0 million inclusive of a tax reimbursement payment of $8.0 million as well as closing adjustments for normal operating activity and customary purchase price adjustments, and (ii) contingent consideration of up to $20.0 million, payable in two separate payments of $10.0 million, based upon exceeding certain targets of the United States land rotary rig count, as reported by Baker Hughes, over prescribed time periods. Each party agreed to indemnify the other for breaches of representations and warranties, breaches of covenants and certain other matters, subject to certain exceptions.

Severance and Other Charges. We are facing a challenging year in the oilfield industry due to the dramatic drop in oil prices. We continue to develop and implement cost savings steps in response to the difficult market conditions. On March 31, 2015, we announced a plan to reduce our workforce by 400 to 600 employees. This action was completed in the second quarter at the higher end of the range guidance. Severance costs, base rationalization and lease termination fees for the six months ended June 30, 2015 were approximately $13.0 million, which were reflected in our consolidated statements of income under severance and other charges, and affected the following segments: International Services

($0.4 million), U.S. Services ($11.7 million) and Tubular Sales ($0.9 million). See Note 16 in the Notes to Unaudited Consolidated Financial Statements for additional details.

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

The following table presents a reconciliation of income from continuing operations to Adjusted EBITDA, our most directly comparable GAAP performance measure, as well as Adjusted EBITDA margin for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Income from continuing operations	$28,853	$50,049	$75,254	$110,411
Interest (income) expense, net	31	(80)	23	(36)
Depreciation and amortization	27,710	21,895	51,711	43,088
Income tax expense	10,629	15,852	21,891	31,821
Loss (gain) on sale of assets	687	154	871	(87)
Foreign currency (gain) loss	2,767	(65)	1,234	—
Stock-based compensation expense	8,278	15,347	16,288	20,236
Severance and other charges (See Note 16)	1,049	—	13,022	—
Adjusted EBITDA	$80,004	$103,152	$180,294	$205,433
Adjusted EBITDA margin	31.5%	37.8%	33.9%	38.2%

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

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Equipment rentals and services	$201,282	$231,838	$433,687	$452,651
Products (1)	53,022	41,099	98,054	84,778
Total revenue	254,304	272,937	531,741	537,429

Operating expenses:
Cost of revenues, exclusive of
depreciation and amortization
Equipment rentals and services	76,692	90,029	170,292	174,020
Products	33,060	26,261	55,907	52,290
General and administrative expenses	73,797	71,760	143,594	131,211
Depreciation and amortization	27,710	21,895	51,711	43,088
Severance and other charges	1,049	—	13,022	—
Loss (gain) on sale of assets	687	154	871	(87)
Operating income	41,309	62,838	96,344	136,907

Other income (expense):
Other income	971	2,918	2,058	5,289
Interest income (expense), net	(31)	80	(23)	36
Foreign currency gain (loss)	(2,767)	65	(1,234)	—
Total other income (expense)	(1,827)	3,063	801	5,325
Income from continuing operations
before income tax expense	39,482	65,901	97,145	142,232
Income tax expense	10,629	15,852	21,891	31,821
Net income	28,853	50,049	75,254	110,411
Less: Net income attributable to noncontrolling interest	8,023	14,833	20,145	33,332

Net income attributable to Frank's International N.V.	$20,830	$35,216	$55,109	$77,079

(1)	Consolidated products revenue includes a small amount of revenues attributable to the U.S. Services and International Services segments.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues. Revenues from external customers, excluding intersegment sales, for the three months ended June 30, 2015 decreased by $18.6 million, or 6.8%, to $254.3 million from $272.9 million for the three months ended June 30, 2014. The decrease was primarily attributable to lower revenues in our U.S. Services and International Services segments, with revenues decreasing $27.1 million and $6.8 million, respectively, due to lower activity as a result of declining rig count as well as downward pricing pressures. The decrease in revenues was partially offset by an increase in our Tubular Sales segment of $15.3 million as a result of our ability to respond quickly to customer requests. Revenues for our segments are discussed separately below under the heading "Operating Segment Results."

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the three months ended June 30, 2015 decreased by $6.5 million, or 5.6%, to $109.8 million from $116.3 million for the three months ended June 30, 2014, primarily due to lower activity, which caused a decrease in compensation and other related costs of $6.9 million and freight and transportation costs of $3.0 million partially offset by tool inspection expenses of $2.2 million.

General and administrative expenses. General and administrative expenses ("G&A") for the three months ended June 30, 2015 increased by $2.0 million, or 2.8%, to $73.8 million from $71.8 million for the three months ended June 30, 2014, primarily as a result of increases in compensation-related costs of $7.5 million and professional fees of $5.3 million due to acquisition costs and higher legal fees. The increases were partially offset by a decrease in stock-based compensation expense of $7.1 million as a result of the out-of-period adjustment not booked until the second quarter of 2014 as well as lower employee insurance of $1.5 million and other taxes of $0.8 million.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2015 increased by $5.8 million, or 26.6%, to $27.7 million from $21.9 million for the three months ended June 30, 2014. The increase was primarily attributable to a higher depreciable base resulting from property and equipment additions.

Severance and other charges. Severance and other charges for the three months ended June 30, 2015 were $1.0 million primarily as a result of higher stock-based compensation expense in the U.S. Services segment as a result of the workforce reduction. See Note 16 in the Notes to Unaudited Consolidated Financial Statements.

Other income. Other income for the three months ended June 30, 2015 decreased by $1.9 million, or 66.7%, to $1.0 million from $2.9 million for the three months ended June 30, 2014 due to changes in workers' compensation as well as lower scrap sales in 2015 in comparison to 2014.

Foreign currency gain (loss). Foreign currency loss was $2.8 million for the three months ended June 30, 2015 compared to a $0.1 million gain for the three months ended June 30, 2014 due to USD cash balances in foreign entities with Euro functional currencies.

Income tax expense. Income tax expense for the three months ended June 30, 2015 decreased by $5.2 million, or 32.9%, to $10.6 million from $15.9 million for the three months ended June 30, 2014 as a result of a decrease in taxable income. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues. Revenues from external customers for the six months ended June 30, 2015 decreased by $5.7 million, or 1.1%, to $531.7 million from $537.4 million for the six months ended June 30, 2014. Revenues for our U.S. Services segment decreased approximately $21.6 million primarily as a result of a decrease in demand for onshore and offshore services due to declining rig count as well as downward pricing pressures, which were partially offset by increased revenues for our Tubular Services segment by approximately $17.1 million as a result of being able to quickly respond to customer demand partially offset by higher international shipments in 2014. Revenues for our International Sales segment remained relatively constant, decreasing by approximately $1.2 million.

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the six months ended June 30, 2015 remained constant at $226.2 million compared to $226.3 million for the six months ended June 30, 2014. The slight decrease was primarily attributable to lower compensation-related costs of $4.8 million and freight and transportation expenses of $2.6 million, which were partially offset by higher tool inspection costs of $4.2 million and medical claims of $1.7 million.

General and administrative expenses. G&A expenses for the six months ended June 30, 2015 increased by $12.4 million, or 9.4%, to $143.6 million from $131.2 million for the six months ended June 30, 2014, primarily as a result of higher compensation-related costs of $13.5 million and professional fees of $6.3 million due to acquisition costs and higher legal fees. The increase was partially offset by lower other taxes of $1.1 million as well as decreased stock-based compensation expense of $3.9 million as the six months ended June 30, 2014 included an out-of-period adjustment of $7.5 million, which corrected the amortization of expense related to retirement-eligible employees (see Note 1 in the Notes to Unaudited Consolidated Financial Statements for additional detail).

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2015 increased by $8.6 million, or 20.0%, to $51.7 million from $43.1 million for the six months ended June 30, 2014. The increase was primarily attributable to a higher depreciable base resulting from property and equipment additions.

Severance and other charges. Severance and other charges for the six months ended June 30, 2015 were $13.0 million as a result of a workforce reduction, base rationalization and lease termination fees as discussed in Note 16 in the Notes to Unaudited Consolidated Financial Statements, which affected the following segments: International Services ($0.4 million), U.S. Services ($11.7 million) and Tubular Sales ($0.9 million).

Other income. Other income for the six months ended June 30, 2015 decreased by $3.2 million, or 61.1%, to $2.1 million from $5.3 million for the six months ended June 30, 2014 due to changes in our deferred compensation plan and workers' compensation as well as lower scrap sales in 2015 in comparison to 2014.

Foreign currency gain (loss). Foreign currency loss for the six months ended June 30, 2015 increased by $1.2 million from the six months ended June 30, 2014 due to USD cash balances in foreign entities with Euro functional currencies.

Income tax expense. Income tax expense for the six months ended June 30, 2015 decreased by $9.9 million, or 31.2%, to $21.9 million from $31.8 million for the six months ended June 30, 2014 as a result of a decrease in taxable income. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Operating Segment Results

Revenue pertaining to our segments as stated in the following discussions include intersegment sales. Adjusted EBITDA includes the impact of intersegment operating activity. See Note 18 - Segment Information in the Notes to Unaudited Consolidated Financial Statements.

The following table presents revenues and Adjusted EBITDA by segment, and a reconciliation of Adjusted EBITDA to net income from continuing operations, which is the most comparable GAAP financial measure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
International Services	$122,869	$129,686	$247,447	$248,412
U.S. Services	85,062	111,188	202,262	220,043
Tubular Sales	63,790	57,492	119,631	115,740
Intersegment sales	(17,417)	(25,429)	(37,599)	(46,766)
Total	$254,304	$272,937	$531,741	$537,429

Segment Adjusted EBITDA:
International Services	$55,311	$48,873	$107,596	$99,902
U.S. Services	16,684	44,968	61,577	86,846
Tubular Sales	7,978	9,311	11,097	18,685
Corporate and other (1)	31	—	24	—
Adjusted EBITDA Total (2)	80,004	103,152	180,294	205,433
Interest income (expense), net	(31)	80	(23)	36
Income tax expense	(10,629)	(15,852)	(21,891)	(31,821)
Depreciation and amortization	(27,710)	(21,895)	(51,711)	(43,088)
(Loss) gain on sale of assets	(687)	(154)	(871)	87
Foreign currency gain (loss)	(2,767)	65	(1,234)	—
Stock-based compensation expense	(8,278)	(15,347)	(16,288)	(20,236)
Severance and other charges	(1,049)	—	(13,022)	—
Income from continuing operations	$28,853	$50,049	$75,254	$110,411

(1)	Corporate and other represents amounts not directly associated with an operating segment.

(2)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

International Services

Revenue for the International Services segment decreased by $6.8 million for the three months ended June 30, 2015, or 5.3%, compared to the same period in 2014, primarily due to the end of drilling campaigns, cancellations or deferred work scopes as a result of poor results of exploratory wells in pre-salt and challenged economics of current development projects in Africa. The decrease was partially offset by an increase in Latin America due to higher activity that started in the middle of 2014 and continued for the full six months in 2015.

Adjusted EBITDA for the International Services segment increased by $6.4 million for the three months ended June 30, 2015, or 13.2%, compared to the same period in 2014 primarily due to lower selling costs of $3.6 million as well as a decrease in product costs of $2.9 million, freight and transportation costs of $2.7 million, field supplies of $2.2 million, other taxes of $1.1 million and compensation-related costs of $1.0 million, which were partially offset by the $6.8 million decrease in revenue.

U.S. Services

Revenue for the U.S. Services segment decreased by $26.1 million for the three months ended June 30, 2015, or 23.5%, compared to the same period in 2014. Our offshore and onshore revenues decreased by $13.1 million and $13.0 million, respectively, as a result of lower activity due to declining rig count and downward pricing pressure. Offshore revenues were also affected by rig delays caused by unusually strong ocean currents in the Gulf of Mexico.

Adjusted EBITDA for the U.S. Services segment decreased by $28.3 million for the three months ended June 30, 2015, or 62.9%, compared to the same period in 2014 primarily due to lower pricing concessions and activity of $17.0 million and higher corporate and other costs of $3.3 million.

Tubular Sales

Revenue for the Tubular Sales segment increased by $6.3 million for the three months ended June 30, 2015, or 11.0%, compared to the same period in 2014 primarily as a result of our ability to respond quickly to customer requests for urgently needed tubular equipment.

Adjusted EBITDA for the Tubular Sales segment decreased by $1.3 million for the three months ended June 30, 2015, or 14.3%, compared to the same period in 2014 primarily due to lower productivity in our manufacturing operations of $3.2 million partially offset by higher revenues.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

International Services

Revenue for the International Services segment decreased by $1.0 million for the six months ended June 30, 2015, or 0.4%, compared to the same period in 2014, due to the end of drilling campaigns, cancellations or deferred work scopes as a result of challenged economics of current development projects in our Africa and Asia Pacific regions. The Africa region was also affected by poor results of exploratory wells in pre-salt. The decrease was partially offset by an increase in Latin America revenues due to higher activity that started in the middle of 2014 and continued through the first six months in 2015 as well as an increase in contract work among various customers.

Adjusted EBITDA for the International Services segment increased by $7.7 million for the six months ended June 30, 2015, or 7.7%, compared to the same period in 2014 primarily due to lower product cost of $3.9 million, freight and transportation costs of $2.9 million and field supplies of $2.1 million. The decrease was partially offset by higher compensation related costs of $1.2 million.

U.S. Services

Revenue for the U.S. Services segment decreased by $17.8 million for the six months ended June 30, 2015, or 8.1%, compared to the same period in 2014 primarily due to an $18.2 million decrease in onshore services revenue as a result of lower demand from declining rig count, activity levels and discounts. The offshore business saw a smaller decrease in revenue of $1.4 million as a result of operational rig delays due to slow downs coupled with downward pricing pressure and rig delays caused by unusually strong ocean currents in the Gulf of Mexico.

Adjusted EBITDA for the U.S. Services segment decreased by $25.3 million for the six months ended June 30, 2015, or 29.1%, compared to the same period in 2014 as a result of lower revenues from activity and pricing concessions in the onshore business of $19.8 million and higher corporate and other costs of $8.5 million, which were partially offset by lower operating costs in our offshore business.

Tubular Sales

Revenue for the Tubular Sales segment increased by $3.9 million for the six months ended June 30, 2015, or 3.4%, compared to the same period in 2014 primarily due to being able to quickly respond to customer demand in the second quarter. The first quarter of 2014 included higher international shipments due to the timing of projects, which we did not see in the early part of 2015.

Adjusted EBITDA for the Tubular Sales segment decreased by $7.6 million for the six months ended June 30, 2015, or 40.6%, compared to the same period in 2014 due to lower productivity in the manufacturing operations of $13.1 million partially offset by lower operating expenses from cost actions taken during the second quarter of 2015.

Liquidity and Capital Resources

Liquidity

At June 30, 2015, we had cash and cash equivalents of $474.7 million and debt of $0.3 million. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures and acquisitions. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditures are estimated at $150.0 million for 2015. We expect approximately $70.0 million for the purchase and manufacture of equipment and $80.0 million for other property, plant and equipment, inclusive of the purchase or construction of facilities. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During the six months ended June 30, 2015 and 2014, capital expenditures were $70.8 million and $77.7 million, respectively, all of which were funded from internally generated funds. We believe our cash on hand, cash flows from operations and potential borrowings under our Credit Facility (as defined below), should be sufficient to fund our capital expenditure and liquidity requirements for the remainder of 2015.

We paid dividends on our common stock of $46.3 million, or an aggregate of $0.30 per common share, in addition to $32.5 million in distributions to our noncontrolling interests during the six months ended June 30, 2015. The timing, declaration, amount of, and payment of any dividends is within the discretion of our board of managing directors subject to the approval of our board of supervisory directors and will depend upon many factors, including our financial condition, earnings, capital requirements, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by our board of managing directors and our board of supervisory directors. We do not have a legal obligation to pay any dividend and there can be no assurance that we will be able to do so. The timing of distributions to our noncontrolling interests is pursuant to the Limited Partnership Agreement of Frank's International C.V. for the tax arising from their membership interests in FICV.

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million for letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments by $150.0 million. As of June 30, 2015 and December 31, 2014, we did not have any outstanding indebtedness under the Credit Facility. We had $6.3 million in letters of credit outstanding as of June 30, 2015.

Borrowings under the Credit Facility bear interest, at our option, at either a base rate or an adjusted Eurodollar rate. Base rate loans under the Credit Facility bear interest at a rate equal to the higher of (a) the prime rate as published in the Wall Street Journal, (b) the Federal Funds Effective Rate plus 0.50% or (c) the adjusted Eurodollar rate plus 1.00%, plus an applicable margin ranging from 0.50% to 1.50%, subject to adjustment based on a leverage ratio. Interest is in each case payable quarterly for base-rate loans. Eurodollar loans under the Credit Facility bear interest at an adjusted Eurodollar rate equal to the Eurodollar rate for such interest period multiplied by the statutory reserves, plus an applicable margin ranging from 1.50% to 2.50%. Interest is payable at the end of applicable interest periods for Eurodollar loans, except that if the interest period for a Eurodollar loan is longer than three months, interest is paid at the end of each three-month period. The unused portion of the Credit Facility is subject to a commitment fee ranging from 0.250% to 0.375%.

The Credit Facility contains various covenants that, among other things, limit our ability to grant certain liens, make certain loans and investments, enter into mergers or acquisitions, enter into hedging transactions, change our lines of business, prepay certain indebtedness, enter into certain affiliate transactions, incur additional indebtedness or engage in certain asset dispositions.

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in the Credit Facility) of not more than 2.50 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of June 30, 2015, we were in compliance with all financial covenants under the Credit Facility.

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

In certain circumstances, we may be required to make payments under the TRA that we have entered into with

MHI. In most circumstances, these payments will be associated with the actual cash savings that we recognize in connection with a conversion of Preferred Stock, which would reduce the actual tax benefit to us. If we were to choose to terminate the TRA early or enter into certain change of control transactions, we may incur payment obligations prior to the time we actually incur any tax benefit. In those circumstances, we would need to pay the amounts out of cash on hand, finance the payments or refrain from triggering the obligation. Though we do not have any present intention of triggering an advance payment under the TRA, based on our current liquidity and our expected ability to access debt and equity financing, we believe we would be able to make such a payment if necessary. Any such payment could reduce our cash on hand and our borrowing availability, however, which would also reduce the amount of cash available to operate our business, to fund capital expenditures and to be paid as dividends to our stockholders, among other things. Please see Note 13 in the Notes to Unaudited Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Operating activities	$215,912	$161,945
Investing activities	(149,305)	(76,772)
Financing activities	(79,356)	(45,290)
	(12,749)	39,883
Effect of exchange rate changes on cash activities	(1,860)	(1,154)
Increase (decrease) in cash and cash equivalents	$(14,609)	$38,729

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

Operating Activities

Cash flow from operating activities was $215.9 million for the six months ended June 30, 2015 as compared to $161.9 million in the comparable period in 2014. The increase in 2015 was due to working capital changes, primarily in accounts receivable, inventory, accrued and other current liabilities and deferred revenue. The overall increase was partially offset by a decrease in net income.

Investing Activities

Cash flow used in investing activities was $149.3 million for the six months ended June 30, 2015 as compared to $76.8 million in the comparable period in 2014. The higher amount of net cash used in investing activities was primarily related to the Timco acquisition, which was partially offset by lower capital expenditures for property, plant and equipment for the six months ended June 30, 2015 in comparison to the same period in 2014.

Financing Activities

Cash flow used in financing activities was $79.4 million for the six months ended June 30, 2015 as compared to $45.3 million in the comparable period in 2014. The increase in cash flow used in financing activities was primarily due to higher dividend and noncontrolling interest payments of $23.3 million and $10.3 million, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes to our significant accounting policies from those disclosed in our Annual Report.

Impact of Recent Accounting Pronouncements

Refer to Note 1 in the Notes to Unaudited Consolidated Financial Statements under Item 1 of this Form 10-Q for a discussion of accounting standards we recently adopted or will be required to adopt.

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

For the six months ended June 30, 2015, on a U.S. dollar-equivalent basis, approximately 19% of our revenue was represented by currencies other than the U.S. dollar. However, no single foreign currency poses a primary risk to us. A hypothetical 10% decrease in the exchange rates for each of the foreign currencies in which a portion of our revenues is denominated would result in a 1.8% decrease in our overall revenues for the six months ended June 30, 2015.

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

During 2015, we concluded that it was appropriate to apply the SIMADI exchange rate as we believed that this rate best represented the economics of our business activity in Venezuela. At June 30, 2015, we had approximately $0.4 million in net monetary assets denominated in Bolivars using the SIMADI rate, which was approximately 197.29 Bolivars to the U.S. dollar. In the event of a devaluation of the current exchange mechanism in Venezuela or any other new exchange mechanism that might emerge for financial reporting purposes, it would result in our recording a devaluation charge in our consolidated statements of income.

Interest Rate Risk

As of June 30, 2015, we did not have an outstanding balance under the Credit Facility. If we borrow under the Credit Facility in the future, we will be exposed to changes in interest rates on our floating rate borrowings under the Credit Facility. Although we do not currently utilize interest rate derivative instruments to reduce interest rate exposure, we may do so in the future.

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

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

See Part I, Item 1, Note 17 in the Notes to Unaudited Consolidated Financial Statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

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

FRANK'S INTERNATIONAL N.V.

Date: August 5, 2015	By:	/s/ Jeffrey J. Bird
Jeffrey J. Bird
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1
Deed of Amendment to Articles of Association of Frank's International N.V., dated May 14, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 16, 2014).

*†10.1	Addendum to Employment Offer for Gary P. Luquette effective as of January 23, 2015.
†10.2
Frank’s International N.V. Executive Change-in-Control Severance Plan, dated May 20, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 27, 2015).

*†10.3	Form of Frank’s International N.V. Executive Change-in-Control Severance Plan Participation Agreement.
†10.4
Separation and General Release Agreement, dated as of June 11, 2015, by and between Frank's International, LLC and Victor Szabo (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on June 17, 2015).

†10.5
Separation and General Release Agreement, dated as of June 11, 2015, by and between Frank's International, LLC and Charles Mike Webre (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36053), filed on June 17, 2015).

†10.6
Amendment to Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (IPO Grants Form) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36053), filed on June 17, 2015).

†10.7
Amendment to Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Bonus Grants Form) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36053), filed on June 17, 2015).

*†10.8	Third Amendment to Frank's International N.V. Employee Stock Purchase Plan effective as of January 1, 2016.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.