Form 10-Q
period 2015-09-30
Frank's International N.V.
filed 2015-11-04
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 2, 2015, there were 155,130,193 shares of common stock, €0.01 par value per share, outstanding.

TABLE OF CONTENTS
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2015 and December 31, 2014	3
	Consolidated Statements of Income for the Three and Nine Months
	Ended September 30, 2015 and 2014	4
	Consolidated Statements of Comprehensive Income for the Three and Nine Months
	Ended September 30, 2015 and 2014	5
	Consolidated Statements of Stockholders' Equity for the Nine Months
	Ended September 30, 2015 and 2014	6
	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2015 and 2014	7
	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 6.	Exhibits	36

Signatures		37

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$507,053	$489,354
Accounts receivables, net	324,527	390,977
Inventories	173,495	204,008
Other current assets	11,453	23,080
Total current assets	1,016,528	1,107,419

Property, plant and equipment, net	643,313	580,142
Goodwill and intangible assets, net	25,770	14,163
Other assets	50,533	56,957
Total assets	$1,736,144	$1,758,681

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$247	$304
Accounts payable	16,997	16,496
Deferred revenue	58,439	76,112
Accrued and other current liabilities	100,625	114,227
Total current liabilities	176,308	207,139

Deferred tax liabilities	49,209	35,321
Other non-current liabilities	44,008	42,980
Total liabilities	269,525	285,440

Commitments and contingencies (Note 17)

Series A preferred stock, €0.01, par value, 52,976,000 shares authorized,
issued and outstanding	705	705

Stockholders' equity:
Common stock, €0.01, par value, 745,120,000 shares authorized:
155,631,381 shares issued and 155,124,960 shares outstanding at 2015 and
154,571,229 shares issued and 154,327,383 shares outstanding at 2014	2,045	2,033
Additional paid-in capital	708,642	683,611
Retained earnings	547,456	545,357
Accumulated other comprehensive loss	(24,292)	(14,210)
Treasury stock (at cost), 506,421 at 2015 and 243,846 shares at 2014	(9,160)	(4,801)
Total stockholders' equity	1,224,691	1,211,990
Noncontrolling interest	241,223	260,546
Total equity	1,465,914	1,472,536
Total liabilities and equity	$1,736,144	$1,758,681

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Equipment rentals and services	$176,553	$254,047	$610,240	$706,698
Products	63,330	42,136	161,384	126,914
Total revenue	239,883	296,183	771,624	833,612

Operating expenses:
Cost of revenues, exclusive of depreciation
and amortization
Equipment rentals and services	72,389	97,919	242,681	271,939
Products	34,174	23,237	90,081	75,527
General and administrative expenses	66,929	65,220	210,523	196,431
Depreciation and amortization	29,032	23,254	80,743	66,342
Severance and other charges	1,186	—	14,208	—
Change in value of contingent consideration	(1,532)	—	(1,532)	—
Loss (gain) on sale of assets	(1,392)	280	(521)	193
Operating income	39,097	86,273	135,441	223,180

Other income (expense):
Other income	918	1,483	2,976	6,772
Interest income (expense), net	173	(13)	150	23
Foreign currency gain (loss)	(5,329)	(526)	(6,563)	(526)
Total other income (expense)	(4,238)	944	(3,437)	6,269

Income before income tax expense	34,859	87,217	132,004	229,449
Income tax expense	10,771	19,777	32,662	51,598
Net income	24,088	67,440	99,342	177,851
Net income attributable to noncontrolling interest	7,523	20,094	27,668	53,426
Net income attributable to Frank's International N.V.	16,565	47,346	71,674	124,425
Preferred stock dividends	—	—	(2)	(1)
Net income available to Frank's International N.V.
common shareholders	$16,565	$47,346	$71,672	$124,424

Earnings per common share:
Basic	$0.11	$0.31	$0.46	$0.81
Diluted	$0.11	$0.31	$0.46	$0.80

Weighted average common shares outstanding:
Basic	154,813	153,923	154,502	153,659
Diluted	209,349	207,934	209,052	207,751

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$24,088	$67,440	$99,342	$177,851
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(3,713)	(6,260)	(12,287)	(5,369)
Unrealized gain (loss) on marketable securities, net of tax	(193)	(1,900)	(1,247)	(2,057)
Total other comprehensive income (loss)	(3,906)	(8,160)	(13,534)	(7,426)
Comprehensive income	20,182	59,280	85,808	170,425
Less: Comprehensive income attributable to noncontrolling interest	6,527	18,007	24,216	51,528
Comprehensive income attributable to Frank's International N.V.	$13,655	$41,273	$61,592	$118,897

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2014
					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Interest	Equity
Balances at December 31, 2013	153,524	$2,019	$642,164	$455,632	$(2,383)	$—	$235,895	$1,333,327
Net income	—	—	—	124,425	—	—	53,426	177,851
Foreign currency
translation adjustments	—	—	—	—	(3,996)	—	(1,373)	(5,369)
Unrealized loss on
marketable securities	—	—	—	—	(1,532)	—	(525)	(2,057)
Stock-based compensation
expense	—	—	29,450	—	—	—	—	29,450
Distributions to noncontrolling
interest	—	—	—	—	—	—	(32,470)	(32,470)
Common stock dividends
($0.30 per share)	—	—	—	(46,170)	—	—	—	(46,170)
Preferred stock dividends	—	—	—	(1)	—	—	—	(1)
Common shares issued
upon vesting of restricted
stock units	954	13	(13)	—	—	—	—	—
Treasury shares withheld	(205)	—	—	—	—	(4,154)	—	(4,154)
Balances at September 30, 2014	154,273	2,032	671,601	533,886	(7,911)	(4,154)	254,953	1,450,407

	Nine Months Ended September 30, 2015
					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Loss	Stock	Interest	Equity
Balances at December 31, 2014	154,327	$2,033	$683,611	$545,357	$(14,210)	$(4,801)	$260,546	$1,472,536
Net income	—	—	—	71,674	—	—	27,668	99,342
Foreign currency
translation adjustments	—	—	—	—	(9,154)	—	(3,133)	(12,287)
Unrealized loss on
marketable securities	—	—	—	—	(928)	—	(319)	(1,247)
Stock-based
compensation expense	—	—	24,606	—	—	—	—	24,606
Amount withheld for employee
stock purchase plan ("ESPP")	—	—	147	—	—	—	—	147
Distribution to
noncontrolling interest	—	—	—	—	—	—	(43,539)	(43,539)
Common stock dividends
($0.45 per share)	—	—	—	(69,573)	—	—	—	(69,573)
Preferred stock dividends	—	—	—	(2)	—	—	—	(2)
Common shares issued
upon vesting of restricted
stock units	1,040	12	(12)	—	—	—	—	—
Common shares issued for ESPP	20	—	290					290
Treasury shares withheld	(262)	—	—	—	—	(4,359)	—	(4,359)
Balances at September 30, 2015	155,125	$2,045	$708,642	$547,456	$(24,292)	$(9,160)	$241,223	$1,465,914

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income	$99,342	$177,851
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	80,743	66,342
Stock-based compensation expense	24,606	29,450
ESPP expense	147	—
Amortization of deferred financing costs	123	235
Deferred tax provision	13,823	1,966
Provision for (recovery of) bad debts	(122)	(113)
(Gain) loss on sale of assets	(521)	193
Changes in fair value of marketable securities	1,736	(723)
Change in value of contingent consideration	(1,532)	—
Other	(3,909)	—
Changes in operating assets and liabilities
Accounts receivable	62,711	(5,779)
Inventories	37,576	(37,890)
Other current assets	11,801	(71)
Other assets	2,479	2,215
Accounts payable	1,162	2,907
Deferred revenue	(17,672)	14,615
Accrued and other current liabilities	(17,991)	18,671
Other non-current liabilities	885	4,058
Net cash provided by operating activities	295,387	273,927

Cash flows from investing activities
Acquisition of Timco Services, Inc. (net of acquired cash)	(78,676)	—
Purchases of property, plant and equipment	(88,296)	(124,187)
Proceeds from sale of assets and equipment	3,100	653
Purchase of marketable securities	(94)	(1,539)
Net cash used in investing activities	(163,966)	(125,073)

Cash flows from financing activities
Repayments of borrowings	(57)	(54)
Dividends paid on common stock	(69,573)	(46,170)
Dividends paid on preferred stock	(2)	(1)
Distribution to noncontrolling interest	(43,539)	(32,470)
Treasury shares withheld	(4,359)	(4,154)
Proceeds from the issuance of ESPP shares	290	—
Net cash used in financing activities	(117,240)	(82,849)
Effect of exchange rate changes on cash	3,518	(2,564)
Net increase in cash	17,699	63,441
Cash and cash equivalents at beginning of period	489,354	404,947
Cash and cash equivalents at end of period	$507,053	$468,388

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

Basis of Presentation

The consolidated financial statements of FINV for the three and nine months ended September 30, 2015 and 2014 include the activities of Frank's International C.V. ("FICV") and its wholly owned subsidiaries (collectively, the "Company," "we," "us" or "our"). All intercompany accounts and transactions have been eliminated for purposes of preparing these consolidated financial statements.

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

In April 2015, the FASB issued amended guidance on the presentation of debt issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset, consistent with debt discounts and premiums. Amortization of the costs will be reported as interest expense. In August 2015, additional guidance was provided to address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC staff stated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not expect this guidance will have a material impact on our consolidated financial statements.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of net income attributable to noncontrolling interest is detailed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$24,088	$67,440	$99,342	$177,851
Add: Provision for U.S. income taxes of FINV (1)	4,570	11,733	11,645	31,093
Less: (Income) loss of FINV (2)	903	(735)	(2,487)	(555)
Net income subject to noncontrolling interest	29,561	78,438	108,500	208,389
Noncontrolling interest percentage (3)	25.4%	25.6%	25.4%	25.6%
Net income attributable to noncontrolling interest	$7,523	$20,094	$27,668	$53,426

(1)	Represents income tax expense attributable to our proportionate share of the U.S. operations of our partnership interests in FICV.

(2)	Represents results of operations for entities outside of FICV.

(3)	Represents the economic interest in FICV held by MHI. This percentage will change as additional shares of FINV common stock are issued.

Note 3—Acquisition

On April 1, 2015, Frank’s International, LLC, a Texas limited liability company (“Frank’s LLC”) and an indirect wholly-owned subsidiary of FICV closed on a transaction to purchase all of the outstanding equity interests of Timco Services, Inc. ("Timco"), a Louisiana corporation with a strong presence in the Permian Basin and Eagle Ford Shale regions, in exchange for consideration consisting of (i) approximately $81.0 million inclusive of a tax reimbursement payment of $8.0 million as well as closing adjustments for normal operating activity and customary purchase price adjustments and (ii) contingent consideration of up to $20.0 million, payable in two separate payments of $10.0 million based upon exceeding certain targets of the United States land rotary rig count, as reported by Baker Hughes, over prescribed time periods, which is revalued each quarter as discussed in Note 10 - Fair Value Measurements. As of September 30, 2015, the contingent consideration had a fair value of approximately $7.0 thousand. In addition, each party agreed to indemnify the other for breaches of representations and warranties, breaches of covenants and certain other matters, subject to certain exceptions.

The Timco acquisition was accounted for as a business combination in accordance with accounting guidance. As described in Note 10 - Fair Value Measurements, the purchase price is allocated to the fair value of assets acquired and liabilities assumed based on a discounted cash flow model and goodwill is recognized for the excess consideration transferred over the fair value of the net assets. We recognized $4.9 million of goodwill. The goodwill is assigned to the U.S. Services segment and is deductible for tax purposes. The purchase price allocation is preliminary and is expected to be finalized in the fourth quarter. Adjustments to provisional amounts (such as property, plant and equipment) will occur as we integrate Timco into our operations. We do not expect the adjustments to materially change the purchase price allocation. Additional changes to the purchase price allocation may result in a corresponding change to goodwill in the period of the change.

In connection with the Timco acquisition, we acquired intangible assets in the amount of $7.9 million related to customer relationships, trade names and non-compete clauses. The intangible assets will be amortized over their estimated useful lives. Amortization expense for the intangible assets for the Timco acquisition was $0.5 million and $0.9 million for the three and nine months ended September 30, 2015.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Accounts Receivable, net

Accounts receivable at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Trade accounts receivable, net of allowance
of $2,217 and $2,477, respectively	$224,549	$291,140
Unbilled revenue	50,002	62,993
Taxes receivable	43,105	32,056
Affiliated (1)	3,824	3,370
Other receivables	3,047	1,418
Total accounts receivable	$324,527	$390,977

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates and receivables for aircraft charter income.

Note 5—Inventories

Inventories at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Pipe and connectors	$150,432	$185,076
Finished goods	4,085	4,291
Work in progress	4,523	3,363
Raw materials, components and supplies	14,455	11,278
Total inventories	$173,495	$204,008

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Property, Plant and Equipment

The following is a summary of property, plant and equipment at September 30, 2015 and December 31, 2014 (in thousands):

	Estimated Useful Lives in Years	September 30, 2015	December 31, 2014
Land and land improvements (1)	8-15	$19,949	$21,804
Buildings and improvements	39	74,023	69,827
Rental machinery and equipment	7	890,542	763,722
Machinery and equipment - other	7	60,753	64,648
Furniture, fixtures and computers	5	18,081	17,915
Automobiles and other vehicles	5	48,913	37,417
Aircraft	7	16,267	14,868
Leasehold improvements	7-15, or lease term if shorter	7,352	6,353
Construction in progress - machinery
and equipment and buildings	—	104,906	114,308
		1,240,786	1,110,862
Less: Accumulated depreciation		(597,473)	(530,720)
Total property, plant and equipment, net		$643,313	$580,142

(1) The estimated useful life presented is only land improvements. Land does not have a depreciable life.

Note 7—Other Assets

Other assets at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Marketable securities held in Rabbi Trust (1)	$43,484	$45,126
Deferred tax asset	1,550	1,507
Deposits	1,827	4,043
Other	3,672	6,281
Total other assets	$50,533	$56,957

(1)	See Note 10 – Fair Value Measurements

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Accrued and Other Current Liabilities

Accrued and other current liabilities at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014

Accrued compensation	$28,572	$35,097
Accrued property and other taxes	24,095	32,190
Accrued severance and other charges	4,220	—
Income taxes	5,094	3,362
Accrued inventory	13,558	6,235
Accrued capital expenditures	1,728	708
Accrued medical claims	4,271	3,218
Accrued purchase orders	2,740	8,081
Other	16,347	25,336
Total accrued and other current liabilities	$100,625	$114,227

Note 9—Debt

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million for letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments by $150.0 million. At September 30, 2015 and December 31, 2014, we did not have any outstanding indebtedness under the Credit Facility. In addition, we had $5.8 million in letters of credit outstanding as of September 30, 2015.

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in our credit agreement) of not more than 2.50 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of September 30, 2015, we were in compliance with all financial covenants under the Credit Facility.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Liabilities

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2015
Assets:
Investments available-for-sale:
Marketable securities - deferred
compensation plan	$—	$43,484	$—	$43,484
Marketable securities - other	2,282	—	—	2,282
Liabilities:
Marketable securities - deferred
compensation plan	—	43,077	—	43,077
Contingent consideration	—	—	7	7

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

September 30, 2015
Assumptions:
Rig count volatility	1.85%
Cost of debt	5.31%
Date of first contingent consideration payment	December 31, 2016
Date of second contingent consideration payment	June 30, 2017

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a reconciliation of the changes in the fair value of the contingent consideration payable, which changed as a result of the significant reduction in the rig count forecast. The contingent consideration is classified as Level 3 in the fair value hierarchy (in thousands):

Significant
Unobservable
Beginning balance, December 31, 2014	$—
Issuance of contingent consideration	1,539
Change in value of contingent consideration	(1,532)
Ending balance, September 30, 2015	$7

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

Note 11—Preferred Stock

At September 30, 2015, we had 52,976,000 shares of Series A preferred stock, par value €0.01 per share (the "Preferred Stock"), issued and outstanding, all of which were held by MHI. Each share of Preferred Stock has a liquidation preference equal to its par value of €0.01 per share and is entitled to an annual dividend equal to 0.25% of its par value. We paid the annual dividend for the year ended December 31, 2014 of $1,506 on June 30, 2015. Additionally, each share of Preferred Stock entitles its holder to one vote. Preferred stockholders vote with the common stockholders as a single class on all matters presented to FINV's shareholders for their vote.

MHI has the right to convert all or a portion of its Preferred Stock into shares of our common stock by delivery of an equivalent portion of its interest in FICV to us. Accordingly, the increase in our interest in FICV in connection with a conversion will decrease the noncontrolling interest in our financial statements that is attributable to MHI's interest in FICV. As of September 30, 2015, there have been no conversions of the Preferred Stock or exchanges of the FICV limited partner interests. Exchanges are subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The Preferred Stock is classified outside of permanent equity in our consolidated balance sheet at its redemption value of par plus accrued and unpaid dividends because the conversion provisions are not solely within our control.

Note 12—Treasury Stock

At September 30, 2015, common shares held in treasury totaled 506,421 with a cost of $9.2 million. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease office space from an affiliated partnership. Rent expense related to these leases was $2.5 million and $2.1 million for each of the three months ended September 30, 2015 and 2014, respectively, and $6.5 million and $5.6 million for the nine months ended September 30, 2015 and 2014, respectively.

We are a party to certain agreements relating to the rental of aircraft to Western Airways ("WA"), an entity owned by the Mosing family. Subsequent to our initial public offering ("IPO") in 2013, we entered into new agreements with WA for the aircraft that was retained by us whereby we are paid a flat monthly fee for dry lease rental and during 2014 were also charged block hours monthly. In 2015, we amended the agreements to reflect both dry lease and wet lease rental, whereby we are charged a flat monthly fee and earn charter income from third party usage. We recorded net charter revenue of $0.1 million and net charter expense of $0.4 million for the three months ended September 30, 2015 and 2014, respectively, and net charter expense of $0.7 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The TRA provides that FINV may terminate it early. If FINV elects to terminate the TRA early, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that MHI or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on September 30, 2015, the estimated termination payment would be approximately $48.3 million (calculated using a discount rate of 5.51%). The foregoing number is merely an estimate and the actual payment could differ materially.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the basic and diluted earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator - Basic
Income from continuing operations	$24,088	$67,440	$99,342	$177,851
Less: Net income attributable to noncontrolling interest	(7,523)	(20,094)	(27,668)	(53,426)
Less: Preferred stock dividends	—	—	(2)	(1)
Net income available to common shareholders	$16,565	$47,346	$71,672	$124,424

Numerator - Diluted
Income from continuing operations attributable to common shareholders	$16,565	$47,346	$71,672	$124,424
Add: Net income attributable to noncontrolling interest (1)	5,911	16,335	23,513	42,671
Add: Preferred stock dividends	—	—	2	1
Dilutive net income available to common shareholders	$22,476	$63,681	$95,187	$167,096

Denominator
Basic weighted average common shares	154,813	153,923	154,502	153,659
Exchange of noncontrolling interest for common stock (Note 11)	52,976	52,976	52,976	52,976
Restricted stock units	1,559	1,035	1,573	1,116
Stock to be issued pursuant to employee stock purchase plan	1	—	1	—
Diluted weighted average common shares	209,349	207,934	209,052	207,751

Earnings per common share:
Basic	$0.11	$0.31	$0.46	$0.81
Diluted	$0.11	$0.31	$0.46	$0.80

(1)	Adjusted for the additional tax expense upon the assumed conversion of the Preferred Stock	$1,612	$3,759	$4,155	$10,755

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

Our effective tax rate on income from continuing operations before income taxes was 30.9% and 22.7% for the three months ended September 30, 2015 and 2014, respectively, and 24.7% and 22.5% for the nine months ended September 30, 2015 and 2014, respectively. In addition, the tax rate for all periods is lower than the U.S. statutory income tax rate of 35% due to lower statutory tax rates in certain foreign jurisdictions where we operate.

As of September 30, 2015, there were no significant changes to our unrecognized tax benefits as reported in our audited financial statements for the year ended December 31, 2014.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Severance and Other Charges

During 2015, we executed a workforce reduction plan as part of our cost savings initiatives due to depressed oil prices. The reduction was communicated to affected employees on various dates. The plan resulted in a reduction of approximately 600 to 800 employees in which we recorded an accrual of approximately $14.2 million for the nine months ended September 30, 2015, which included cash severance payments, accelerated vesting of RSU grants for certain individuals and other employee-related termination costs as well as base rationalization and lease termination fees. These costs are also reflected in our consolidated statements of income under severance and other charges. Below is a reconciliation of the beginning and ending liability balance (in thousands):

	International Services	U.S. Services	Tubular Sales	Total
Beginning balance, December 31, 2014	$—	$—	$—	$—
Additions for costs expensed	493	12,569	1,146	14,208
Other adjustments	—	(40)	—	(40)
Severance and other payments	(493)	(6,274)	(898)	(7,665)
Reclass to equity for accelerated RSU grants	—	(2,283)	—	(2,283)
Ending balance, September 30, 2015	$—	$3,972	$248	$4,220

We expect to pay the remaining liability in the fourth quarter of 2015.

Note 17—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of September 30, 2015. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

Adjusted EBITDA

We define Adjusted EBITDA as income from continuing operations before net interest income or expense, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss, stock-based compensation, other non-cash adjustments and unusual charges. We review Adjusted EBITDA on both a consolidated basis and on a segment basis. We use Adjusted EBITDA to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team (such as income tax rates). Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with generally accepted accounting principles in the U.S. ("GAAP").

Our CODM uses Adjusted EBITDA as the primary measure of segment reporting performance.

The following table presents a reconciliation of Segment Adjusted EBITDA to income from continuing operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Segment Adjusted EBITDA:
International Services	$39,157	$65,359	$146,752	$165,260
U.S. Services	18,190	45,796	79,767	132,643
Tubular Sales	15,985	9,343	27,082	28,028
Corporate and other	12	6	37	6
Adjusted EBITDA Total	73,344	120,504	253,638	325,937
Interest income (expense), net	173	(13)	150	23
Income tax expense	(10,771)	(19,777)	(32,662)	(51,598)
Depreciation and amortization	(29,032)	(23,254)	(80,743)	(66,342)
(Loss) gain on sale of assets	1,392	(280)	521	(193)
Foreign currency gain (loss)	(5,329)	(526)	(6,563)	(526)
Stock-based compensation expense	(6,035)	(9,214)	(22,323)	(29,450)
Severance and other charges	(1,186)	—	(14,208)	—
Change in value of contingent consideration	1,532	—	1,532	—
Income from continuing operations	$24,088	$67,440	$99,342	$177,851

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information with respect to our reportable segments. Included in “Corporate and Other” are intersegment eliminations and costs associated with activities of a general nature (in thousands):

	International Services	U.S. Services	Tubular Sales	Corporate and Other	Total

Three Months Ended September 30, 2015
Revenue from external customers	$103,076	$74,417	$62,390	$—	$239,883
Inter-segment revenues	102	5,654	7,188	(12,944)	—
Adjusted EBITDA	39,157	18,190	15,985	12	73,344

Three Months Ended September 30, 2014
Revenue from external customers	$143,330	$112,149	$40,704	$—	$296,183
Inter-segment revenues	501	6,209	15,097	(21,807)	—
Adjusted EBITDA	65,359	45,796	9,343	6	120,504

Nine Months Ended September 30, 2015
Revenue from external customers	$349,918	$262,120	$159,586	$—	$771,624
Inter-segment revenues	709	20,211	29,622	(50,542)	—
Adjusted EBITDA	146,752	79,767	27,082	37	253,638

Nine Months Ended September 30, 2014
Revenue from external customers	$391,371	$321,468	$120,773	$—	$833,612
Inter-segment revenues	873	16,933	50,767	(68,573)	—
Adjusted EBITDA	165,260	132,643	28,028	6	325,937

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

•
U.S. Services. We service customers in the offshore areas of the U.S. Gulf of Mexico. In addition, we have a presence in almost all of the active onshore oil and gas drilling regions in the U.S., including the Permian Basin, Bakken Shale, Barnett Shale, Eagle Ford Shale, Haynesville Shale, Marcellus Shale and Utica Shale.

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

Market Outlook

We continue to face a challenging environment in the oilfield services industry due to the dramatic drop in oil prices and expect this to continue for the foreseeable future. The impact of reduced commodity prices has resulted in global pricing pressure and a decrease in activity levels for our services. We believe that the cost savings initiatives we completed this year will result in ongoing savings that will help mitigate the negative impact of the current market conditions and we continue to believe in the strength of the long-term objectives of our business. We expect these industry-driven unfavorable market conditions to persist across the majority of our business segments and intend to remain focused on looking beyond the down cycle by continuing to invest in capital and strategic programs. We will make further modifications to our business as required to adapt to market conditions.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as income from continuing operations before net interest income or expense, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss, stock-based compensation, other non-cash adjustments and unusual charges or credits. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues. We review Adjusted EBITDA and Adjusted EBITDA margin on both a consolidated basis and on a segment basis. We use Adjusted EBITDA and Adjusted EBITDA margin to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team (such as income tax rates). Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with generally accepted accounting principles in the U.S. ("GAAP").

The following table presents a reconciliation of income from continuing operations to Adjusted EBITDA, our most directly comparable GAAP performance measure, as well as Adjusted EBITDA margin for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Income from continuing operations	$24,088	$67,440	$99,342	$177,851
Interest (income) expense, net	(173)	13	(150)	(23)
Depreciation and amortization	29,032	23,254	80,743	66,342
Income tax expense	10,771	19,777	32,662	51,598
Loss (gain) on sale of assets	(1,392)	280	(521)	193
Foreign currency (gain) loss	5,329	526	6,563	526
Stock-based compensation expense	6,035	9,214	22,323	29,450
Severance and other charges (See Note 16)	1,186	—	14,208	—
Change in value of contingent consideration (See Note 10)	(1,532)	—	(1,532)	—
Adjusted EBITDA	$73,344	$120,504	$253,638	$325,937
Adjusted EBITDA margin	30.6%	40.7%	32.9%	39.1%

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

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Equipment rentals and services	$176,553	$254,047	$610,240	$706,698
Products (1)	63,330	42,136	161,384	126,914
Total revenue	239,883	296,183	771,624	833,612

Operating expenses:
Cost of revenues, exclusive of
depreciation and amortization
Equipment rentals and services	72,389	97,919	242,681	271,939
Products	34,174	23,237	90,081	75,527
General and administrative expenses	66,929	65,220	210,523	196,431
Depreciation and amortization	29,032	23,254	80,743	66,342
Severance and other charges	1,186	—	14,208	—
Change in value of contingent consideration	(1,532)	—	(1,532)	—
Loss (gain) on sale of assets	(1,392)	280	(521)	193
Operating income	39,097	86,273	135,441	223,180

Other income (expense):
Other income	918	1,483	2,976	6,772
Interest income (expense), net	173	(13)	150	23
Foreign currency gain (loss)	(5,329)	(526)	(6,563)	(526)
Total other income (expense)	(4,238)	944	(3,437)	6,269

Income before income tax expense	34,859	87,217	132,004	229,449
Income tax expense	10,771	19,777	32,662	51,598
Net income	24,088	67,440	99,342	177,851
Less: Net income attributable to noncontrolling interest	7,523	20,094	27,668	53,426

Net income attributable to Frank's International N.V.	$16,565	$47,346	$71,674	$124,425

(1)	Consolidated products revenue includes a small amount of revenues attributable to the U.S. Services and International Services segments.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues. Revenues from external customers, excluding intersegment sales, for the three months ended September 30, 2015 decreased by $56.3 million, or 19.0%, to $239.9 million from $296.2 million for the three months ended September 30, 2014. The decrease was primarily attributable to lower revenues in our International and U.S. Services segments, with revenues decreasing $40.3 million and $37.7 million, respectively, due to lower activity as depressed oil prices resulted in declining rig count and downward pricing pressures. The decreased revenues were partially offset by increased revenues in our Tubular Sales segment of $21.7 million as a result of strong customer orders from our on-going focused sales efforts and our ability to respond quickly to unscheduled customer requests for products. Revenues for our segments are discussed separately below under the heading "Operating Segment Results."

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the three months ended September 30, 2015 decreased by $14.6 million, or 12.0%, to $106.6 million from $121.2 million for the three months ended September 30, 2014, primarily due to lower activity, which caused a decrease in compensation and other related costs of $11.4 million and field supplies of $2.9 million.

General and administrative expenses. General and administrative expenses ("G&A") for the three months ended September 30, 2015 increased by $1.7 million, or 2.6%, to $66.9 million from $65.2 million for the three months ended September 30, 2014, primarily as a result of higher professional fees related to acquisition costs.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2015 increased by $5.8 million, or 24.8%, to $29.0 million from $23.3 million for the three months ended September 30, 2014. The increase was primarily attributable to our Timco acquisition of $2.8 million in addition to a higher depreciable base resulting from property and equipment additions.

Foreign currency gain (loss). Foreign currency loss was $5.3 million for the three months ended September 30, 2015 compared to $0.5 million for the three months ended September 30, 2014 due to various balances held in nonlocal currencies specifically in Norway, Brazil and the Eurozone.

Income tax expense. Income tax expense for the three months ended September 30, 2015 decreased by $9.0 million, or 45.5%, to $10.8 million from $19.8 million for the three months ended September 30, 2014 as a result of a decrease in taxable income. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues. Revenues from external customers for the nine months ended September 30, 2015 decreased by $62.0 million, or 7.4%, to $771.6 million from $833.6 million for the nine months ended September 30, 2014. Revenues for our U.S. Services and International segments decreased approximately $59.3 million and $41.5 million, respectively, primarily as a result of declining rig count as well as downward pricing pressures, which were driven by depressed oil prices. The decreased revenues were partially offset by increased revenues for our Tubular Services segment by approximately $38.8 million as a result of project related orders and being able to meet urgent unscheduled customer requests for products.

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the nine months ended September 30, 2015 decreased by $14.7 million, or 4.2%, to $332.8 million compared to $347.5 million for the nine months ended September 30, 2014. The decrease was primarily attributable to lower activity, which caused a decrease in compensation-related costs of $16.3 million and field supplies of $5.2 million, which were partially offset by higher tool inspection costs of $6.4 million.

General and administrative expenses. G&A expenses for the nine months ended September 30, 2015 increased by $14.1 million, or 7.2%, to $210.5 million from $196.4 million for the nine months ended September 30, 2014, primarily as a result of higher compensation-related costs of $18.8 million and professional fees of $8.1 million due to acquisition costs. The increases were partially offset by decreased stock-based compensation expense of $7.1 million as the six months ended June 30, 2014 included an out-of-period adjustment of $7.5 million, which corrected the amortization of expense related to retirement-eligible employees (see Note 1 in the Notes to Unaudited Consolidated Financial Statements for additional detail).

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2015 increased by $14.4 million, or 21.7%, to $80.7 million from $66.3 million for the nine months ended September 30,

2014. The increase was primarily attributable to our Timco acquisition of $5.5 million as well as a higher depreciable base resulting from property and equipment additions.

Severance and other charges. Severance and other charges for the nine months ended September 30, 2015 were $14.2 million as a result of a workforce reduction, base rationalization and lease termination fees as discussed in Note 16 in the Notes to Unaudited Consolidated Financial Statements, which affected the following segments: International Services ($0.5 million), U.S. Services ($12.6 million) and Tubular Sales ($1.1 million).

Other income. Other income for the nine months ended September 30, 2015 decreased by $3.8 million, or 56.1%, to $3.0 million from $6.8 million for the nine months ended September 30, 2014 due to changes in workers' compensation and lower scrap sales in 2015 in comparison to 2014.

Foreign currency gain (loss). Foreign currency loss for the nine months ended September 30, 2015 increased by $6.0 million from the nine months ended September 30, 2014 due to various balances held in nonlocal currencies specifically in Norway, Brazil, Venezuela and the Eurozone.

Income tax expense. Income tax expense for the nine months ended September 30, 2015 decreased by $18.9 million, or 36.7%, to $32.7 million from $51.6 million for the nine months ended September 30, 2014 as a result of a decrease in taxable income. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

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

The following table presents revenues and Adjusted EBITDA by segment, and a reconciliation of Adjusted EBITDA to net income from continuing operations, which is the most comparable GAAP financial measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
International Services	$103,178	$143,831	$350,627	$392,244
U.S. Services	80,071	118,358	282,331	338,401
Tubular Sales	69,578	55,801	189,208	171,540
Intersegment sales	(12,944)	(21,807)	(50,542)	(68,573)
Total	$239,883	$296,183	$771,624	$833,612

Segment Adjusted EBITDA:
International Services	$39,157	$65,359	$146,752	$165,260
U.S. Services	18,190	45,796	79,767	132,643
Tubular Sales	15,985	9,343	27,082	28,028
Corporate and other (1)	12	6	37	6
Adjusted EBITDA Total (2)	73,344	120,504	253,638	325,937
Interest income (expense), net	173	(13)	150	23
Income tax expense	(10,771)	(19,777)	(32,662)	(51,598)
Depreciation and amortization	(29,032)	(23,254)	(80,743)	(66,342)
(Loss) gain on sale of assets	1,392	(280)	521	(193)
Foreign currency gain (loss)	(5,329)	(526)	(6,563)	(526)
Stock-based compensation expense	(6,035)	(9,214)	(22,323)	(29,450)
Severance and other charges	(1,186)	—	(14,208)	—
Change in value of contingent consideration	1,532	—	1,532	—
Income from continuing operations	$24,088	$67,440	$99,342	$177,851

(1)	Corporate and other represents amounts not directly associated with an operating segment.

(2)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

International Services

Revenue for the International Services segment decreased by $40.7 million for the three months ended September 30, 2015, or 28.3%, compared to the same period in 2014, primarily due to depressed oil prices, which led to early terminations of drilling campaigns, cancellations or deferred work scopes as a result of poor results of pre-salt exploratory wells and challenged economics of current development projects in Africa.

Adjusted EBITDA for the International Services segment decreased by $26.2 million for the three months ended September 30, 2015, or 40.1%, compared to the same period in 2014 primarily due to the $40.7 million decrease in revenue, which was partially offset by lower expenses due to reduced activity.

U.S. Services

Revenue for the U.S. Services segment decreased by $38.3 million for the three months ended September 30, 2015, or 32.3%, compared to the same period in 2014. Our offshore and onshore revenues decreased by $13.2 million and $25.1 million, respectively, as a result of lower activity due to declining rig count and downward pricing pressure as a result of depressed oil prices. Offshore revenues were also affected by rig delays caused by unusually strong ocean loop currents in the Gulf of Mexico, which were partially offset by increased activity as some operators moved past operational delays.

Adjusted EBITDA for the U.S. Services segment decreased by $27.6 million for the three months ended September 30, 2015, or 60.3%, compared to the same period in 2014 primarily due to higher pricing concessions and lower activity of $22.3 million and higher corporate and other costs of $5.2 million primarily due to increased professional fees for acquisition costs.

Tubular Sales

Revenue for the Tubular Sales segment increased by $13.8 million for the three months ended September 30, 2015, or 24.7%, compared to the same period in 2014 primarily as a result of strong customer orders from our on-going focused sales efforts and our ability to respond quickly to unscheduled customer requests for products.

Adjusted EBITDA for the Tubular Sales segment increased by $6.6 million for the three months ended September 30, 2015, or 71.1%, compared to the same period in 2014 primarily due to higher Tubular sales and increased productivity in our manufacturing operations of $1.0 million.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

International Services

Revenue for the International Services segment decreased by $41.6 million for the nine months ended September 30, 2015, or 10.6%, compared to the same period in 2014, due to the end of drilling campaigns, cancellations or deferred work scopes as a result of depressed oil prices, which challenged the economics of current development projects in our Africa and Asia Pacific regions. The Africa region was also affected by poor results of pre-salt exploratory wells. The decrease was partially offset by an increase in Latin America revenues due to higher activity that started in the middle of 2014 and continued through the first half of 2015 in addition to an increase in contract work among various customers.

Adjusted EBITDA for the International Services segment decreased by $18.5 million for the nine months ended September 30, 2015, or 11.2%, compared to the same period in 2014 primarily due to lower revenues of $41.6 million, which were partially offset by lower expenses due to reduced activity.

U.S. Services

Revenue for the U.S. Services segment decreased by $56.1 million for the nine months ended September 30, 2015, or 16.6%, compared to the same period in 2014 primarily due to depressed oil prices. Onshore services revenue decreased by $43.3 million as a result of lower demand from declining rig count, activity levels and discounts. The offshore business saw a smaller decrease in revenue of $12.8 million as a result of operational rig delays due to down-hole issues coupled with downward pricing pressure and rig delays caused by unusually strong ocean loop currents in the Gulf of Mexico.

Adjusted EBITDA for the U.S. Services segment decreased by $52.9 million for the nine months ended September 30, 2015, or 39.9%, compared to the same period in 2014 as a result of lower revenues from activity and pricing concessions in the onshore and offshore business of $36.4 million and $2.6 million, respectively, and higher corporate and other costs of $13.8 million primarily due to increased professional fees for acquisition costs.

Tubular Sales

Revenue for the Tubular Sales segment increased by $17.7 million for the nine months ended September 30, 2015, or 10.3%, compared to the same period in 2014 primarily from contracted orders and being able to meet urgent unscheduled customer requests for products.

Adjusted EBITDA for the Tubular Sales segment decreased by $0.9 million for the nine months ended September 30, 2015, or 3.4%, compared to the same period in 2014 due to lower productivity in the manufacturing operations of $8.0 million partially offset by higher activity in Tubular sales.

Liquidity and Capital Resources

Liquidity

At September 30, 2015, we had cash and cash equivalents of $507.1 million and debt of $0.2 million. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures and acquisitions. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditures are estimated at $120.0 million for 2015. We expect approximately $80.0 million for the purchase and manufacture of equipment and $40.0 million for other property, plant and equipment, inclusive of the purchase or construction of facilities. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During the nine months ended September 30, 2015 and 2014, capital expenditures were $88.3 million and $124.2 million, respectively, all of which were funded from internally generated funds. We believe our cash on hand, cash flows from operations and potential borrowings under our Credit Facility (as defined below), should be sufficient to fund our capital expenditure and liquidity requirements for the remainder of 2015.

We paid dividends on our common stock of $69.6 million, or an aggregate of $0.45 per common share, in addition to $43.5 million in distributions to our noncontrolling interests during the nine months ended September 30, 2015. The timing, declaration, amount of, and payment of any dividends is within the discretion of our board of managing directors subject to the approval of our board of supervisory directors and will depend upon many factors, including our financial condition, earnings, capital requirements, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by our board of managing directors and our board of supervisory directors. We do not have a legal obligation to pay any dividend and there can be no assurance that we will be able to do so. The timing of distributions to our noncontrolling interests is pursuant to the Limited Partnership Agreement of Frank's International C.V. for the tax arising from their membership interests in FICV.

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million for letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments by $150.0 million. As of September 30, 2015 and December 31, 2014, we did not have any outstanding indebtedness under the Credit Facility. We had $5.8 million in letters of credit outstanding as of September 30, 2015.

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in the Credit Facility) of not more than 2.50 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of September 30, 2015, we were in compliance with all financial covenants under the Credit Facility.

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

Cash Flows from Operating, Investing and Financing Activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Operating activities	$295,387	$273,927
Investing activities	(163,966)	(125,073)
Financing activities	(117,240)	(82,849)
	14,181	66,005
Effect of exchange rate changes on cash activities	3,518	(2,564)
Increase in cash and cash equivalents	$17,699	$63,441

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

Operating Activities

Cash flow from operating activities was $295.4 million for the nine months ended September 30, 2015 as compared to $273.9 million in the comparable period in 2014. The increase in 2015 was due to working capital changes, primarily in accounts receivable and inventory. The overall increase was partially offset by a decrease in net income and a change in accrued expenses and other liabilities. The changes were primarily a result of lower activity due to depressed oil prices.

Investing Activities

Cash flow used in investing activities was $164.0 million for the nine months ended September 30, 2015 as compared to $125.1 million in the comparable period in 2014. The higher amount of net cash used in investing activities was primarily related to the Timco acquisition, which was partially offset by lower capital expenditures for property, plant and equipment for the nine months ended September 30, 2015 in comparison to the same period in 2014.

Financing Activities

Cash flow used in financing activities was $117.2 million for the nine months ended September 30, 2015 as compared to $82.8 million in the comparable period in 2014. The increase in cash flow used in financing activities was primarily due to higher dividend and noncontrolling interest payments of $23.4 million and $11.1 million, respectively.

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

For the nine months ended September 30, 2015, on a U.S. dollar-equivalent basis, approximately 20.2% of our revenue was represented by currencies other than the U.S. dollar. However, no single foreign currency poses a primary risk to us. A hypothetical 10% decrease in the exchange rates for each of the foreign currencies in which a portion of our revenues is denominated would result in a 1.8% decrease in our overall revenues for the nine months ended September 30, 2015.

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

During 2015, we concluded that it was appropriate to apply the SIMADI exchange rate as we believed that this rate best represented the economics of our business activity in Venezuela. At September 30, 2015, we had approximately $0.4 million in net monetary assets denominated in Bolivars using the SIMADI rate, which was approximately 199.42 Bolivars to the U.S. dollar. In the event of a devaluation of the current exchange mechanism in Venezuela or any other new exchange mechanism that might emerge for financial reporting purposes, it would result in our recording a devaluation charge in our consolidated statements of income.

Interest Rate Risk

As of September 30, 2015, we did not have an outstanding balance under the Credit Facility. If we borrow under the Credit Facility in the future, we will be exposed to changes in interest rates on our floating rate borrowings under the Credit Facility. Although we do not currently utilize interest rate derivative instruments to reduce interest rate exposure, we may do so in the future.

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

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

See Part I, Item 1, Note 17 in the Notes to Unaudited Consolidated Financial Statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 6, 2015 (our “Annual Report”), which risks could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations. There have been no material changes to the risk factors set forth in our Annual Report, other than as set forth below.

Legislation or regulations restricting the use of hydraulic fracturing could reduce demand for our services.

Hydraulic fracturing is an important and common practice in the oil and gas industry. The process involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. We do not perform hydraulic fracturing, but many of our customers utilize this technique. Certain environmental advocacy groups and regulatory agencies have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources and may cause earthquakes. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly. For example, in August 2015, the U.S. Environmental Protection Agency announced proposed rules that would establish new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities, as part of an overall effort to reduce methane emissions by up to 45 percent in 2025. These rules have the potential to impose significant costs on our customers. The adoption of legislation or regulatory programs that restrict hydraulic fracturing could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our services.

Item 6. Exhibits

The Exhibit Index, which follows the signature page to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANK'S INTERNATIONAL N.V.

Date: November 4, 2015	By:	/s/ Jeffrey J. Bird
Jeffrey J. Bird
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1
Deed of Amendment to Articles of Association of Frank's International N.V., dated May 14, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 16, 2014).

†10.1
Third Amendment to Frank's International N.V. Employee Stock Purchase Plan effective as of January 1, 2016 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 5, 2015).

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