Form 10-K
period 2015-12-31
Frank's International N.V.
filed 2016-02-29
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2015, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $651.2 million.
As of February 25, 2016, there were 155,332,241 shares of common stock, €0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement in connection with the 2016 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Part III of this Form 10-K.

FRANK'S INTERNATIONAL N.V.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015
TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	4
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	28
Item 3.	Legal Proceedings	29
Item 4.	Mine Safety Disclosures	29

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	30
Item 6.	Selected Financial Data	32
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 8.	Financial Statements and Supplementary Data	49
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	86
Item 9A.	Controls and Procedures	86
Item 9B.	Other Information	86

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	86
Item 11.	Executive Compensation	86
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	87
Item 13.	Certain Relationships and Related Transactions, and Director Independence	87
Item 14.	Principal Accounting Fees and Services	87

PART IV

Item 15.	Exhibits and Financial Statement Schedules	88

Signatures		94

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

Our forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "plan," "goal" or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-K speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	the level of activity in the oil and gas industry;

•	further or sustained declines in oil and gas prices, which have dropped significantly in recent periods;

•	unique risks associated with our offshore operations;

•	political, economic and regulatory uncertainties in our international operations;

•	our ability to develop new technologies and products;

•	our ability to protect our intellectual property rights;

•	our ability to employ and retain skilled and qualified workers;

•	the level of competition in our industry;

•	operational safety laws and regulations; and

•	weather conditions and natural disasters.

These and other important factors that could affect our operating results and performance are described in (1) Part I, Item 1A “Risk Factors” and in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K, and elsewhere within this Form 10-K, (2) our other reports and filings we make with the SEC from time to time and (3) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-K occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in the Form 10-K are expressly qualified in their entirety by the cautionary statements in this section.

PART I

Item 1. Business

General

Frank’s International N.V. ("FINV") is a Netherlands limited liability company (Naamloze Vennootschap) and includes the activities of Frank’s International C.V. ("FICV") and its wholly owned subsidiaries (either individually or together, as context requires, the "Company," "we," "us" and "our"). We were established in 1938 and are an industry-leading global provider of highly engineered tubular services to the oil and gas industry. We provide our services to leading exploration and production companies in both offshore and onshore environments, with a focus on complex and technically demanding wells. We believe that we are one of the largest global providers of tubular services to the oil and gas industry.

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

In addition to our services offerings, we design and manufacture certain products that we sell directly to external customers, including large outside diameter (“OD”) pipe connectors. We also provide specialized fabrication and welding services in support of deep water projects in the U.S. Gulf of Mexico, including drilling and production risers, flowlines and pipeline end terminations, as well as long-length tubulars (up to 300 feet in length) for use as caissons or pilings. Finally, we distribute large OD pipe manufactured by third parties, and generally maintain an inventory of this pipe in order to support our pipe sales and distribution operations.

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

The table below shows our consolidated revenue and each segment's external revenue and percentage of consolidated revenue for the periods indicated (revenue in thousands):

	Year Ended December 31,
	2015		2014		2013
	Revenue	Percent	Revenue	Percent	Revenue	Percent

International Services	$442,107	45.4%	$537,259	46.6%	$475,297	44.1%
U.S. Services	326,437	33.5%	439,638	38.1%	434,940	40.4%
Tubular Sales (1)	206,056	21.1%	175,735	15.3%	167,485	15.5%
Total	$974,600	100.0%	$1,152,632	100.0%	$1,077,722	100.0%

(1)
In June 2013, we sold a component of our Tubular Sales segment and, as a result, the operations from that component have been reported as discontinued operations in the accompanying financial statements for the year ended December 31, 2013.

Our Organizational Structure

We completed our initial public offering ("IPO") on August 14, 2013. Immediately prior to the completion of our IPO, Mosing Holdings, Inc. ("MHI") contributed all of the outstanding membership interests in each of Frank's International, LLC, Frank's Casing Crew & Rental Tools, LLC and Frank's Tong Service, LLC, which constitute our U.S. operating subsidiaries, to FICV in exchange for 52,976,000 shares of our Series A preferred stock (the "Preferred Stock") and a 25.7% limited partnership interest in FICV. FICV is a partnership that was formed to act as a holding company of various U.S. and foreign operating companies engaged in our business. Excluded from the contribution were certain assets that generated a de minimis amount of revenue, including aircraft, real estate and life insurance policies, which were retained by MHI.

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

Tubular Sales

The Tubular Sales segment designs, manufactures and distributes large OD pipe, connectors and casing attachments and sells large OD pipe originally manufactured by various pipe mills. We also provide specialized fabrication and welding services in support of offshore projects, including drilling and production risers, flowlines and pipeline end terminations, as well as long-length tubulars (up to 300 feet in length) for use as caissons or pilings. This segment also designs and manufactures proprietary equipment for use in our International Services and U.S. Services segments.

Financial Information About Segment and Geographic Areas

Segment financial and geographic information is provided in Part II, Item 8, Financial Statements and Supplementary Data, Note 23 of the Notes to the Consolidated Financial Statements.

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

Customers

Our customers consist primarily of oil and gas exploration and production companies, both U.S. and international, including major and independent companies, national oil companies and, on occasion, other service companies that have contractual obligations to provide casing and handling services. Demand for our services depends primarily upon the capital spending of oil and gas companies and the level of drilling activity in the U.S. and internationally. We do not believe the loss of any of our individual customers would have a material adverse effect on our business. No single customer accounted for more than 10% of our revenue for the years ended December 31, 2015, 2014 and 2013.

Our International Services segment had no single customer that contributed more than 10% of its revenue in 2015. Our U.S. Services and Tubular Sales segments each had three customers which accounted for more than 10% of their revenue in 2015.

Competition

The markets in which we operate are competitive. We compete with a number of companies, some of which have financial and other resources greater than ours. The principal competitive factors in our markets are the quality, price and availability of products and services and a company’s responsiveness to customer needs and its reputation for safety. In general, we face a larger number of smaller, more regionally-specific customers in the U.S. onshore market as compared to offshore markets, where larger competitors dominate.

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

Market Environment

As a result of the dramatic downturn in oil and natural gas prices during 2015 and continuing into 2016 to date, many of our customers have reduced their oil and natural gas drilling activities. In addition, we expect oil and gas exploration and production companies to cut capital budgets from 2015 levels globally. A further decrease in project spending from our customers is expected to translate to a similar decrease in our earnings. We believe that we have mitigated in 2015 and going-forward in 2016 will be able to mitigate some of the impact of lower revenues through both previously implemented as well as additional planned cost reductions. We expect continued weakness in the U.S. onshore business segment and lower revenues in International Services as pricing pressure and the scope of our service activity shifts. Additionally, despite the strong margins recorded in the fourth quarter of 2015, we expect the adjusted EBITDA contribution from Tubular Sales to decrease in the first quarter of 2016 as visibility on new orders and expected deliveries is significantly lower than the first quarter of 2015.

Inventories and Working Capital

An important consideration for many of our customers in selecting a vendor is timely availability of the product. Often customers will pay a premium for earlier or immediate availability because of the cost of delays in critical operations. We aim to stock certain of our consumable products in regional warehouses around the world so we can have these products available for our customers when needed. This availability is especially critical for our proprietary products, causing us to carry substantial inventories for these products. For critical capital items for which demand is expected to be strong, we often build certain items before we have a firm order. Having such goods available on short notice can be of great value to our customers.

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

Numerous governmental authorities, such as the U.S. Environmental Protection Agency (“EPA”), analogous state agencies and, in certain circumstances, citizens’ groups, have the power to enforce compliance with these laws and regulations and the permits issued under them. Certain environmental laws may impose joint and several liability, without regard to fault or the legality of the original conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. The trend in environmental regulation has been to impose increasingly stringent restrictions and limitations on activities that may impact the environment, and thus, any changes in environmental laws and regulations or in enforcement policies that result in more stringent and costly waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. Moreover, accidental releases or spills of regulated substances may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons.

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

Air Emissions

The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other emission control requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations can result in the imposition of administrative, civil and criminal penalties, as well as the issuance of orders or injunctions limiting or prohibiting non-compliant operations. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, or NAAQS, for ozone from 75 to 70 parts per billion. State implementation of the revised NAAQS could result in stricter air emissions permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. We do not believe that any of our operations are subject to the federal Clean Air Act permitting or regulatory requirements for major sources of air emissions, but some of our facilities could be subject to state “minor source” air permitting requirements and other state regulatory requirements applicable to air emissions.

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

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and many of the states have already taken legal measures to reduce emissions of greenhouse gases. For example, the state of California has adopted a "cap and trade program" that requires major sources of greenhouse gas emissions to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

The adoption of legislation or regulatory programs in the U.S. or abroad designed to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. For example, in August 2015, the EPA announced proposed rules that would establish new air emission controls for methane emissions for certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities, as part of the overall effort to reduce methane emissions by up to 45 percent in 2025. These rules have the potential to impose significant costs on our customers. Also, new legislation or regulatory programs related to the control of greenhouse gas emissions could increase the cost of consuming, and thereby reduce demand for, the oil and gas produced by our customers. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our business, financial condition and results of operations.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice in the oil and gas industry. The process involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. We do not perform hydraulic fracturing, but many of our customers utilize this technique. Certain environmental advocacy groups and regulatory agencies have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources and may cause earthquakes. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly. For example, the EPA has already begun to regulate certain hydraulic fracturing operations involving diesel under the Underground Injection Control program of the federal Safe Drinking Water Act, and is conducting a study to determine if additional regulation of hydraulic fracturing is warranted. In June 2015, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water resources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water resources. The draft report is expected to be finalized after a public comment period and a formal review by the EPA's Science Advisory Board. The adoption of legislation or regulatory programs that restrict hydraulic fracturing could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our services.

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

We also operate in non-U.S. jurisdictions, which may impose similar liabilities against us. We do not believe that compliance with existing environmental laws and regulations will have a material adverse impact on us. However, we also believe that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards and, thus, we cannot give any assurance that we will not be adversely affected in the future.

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

Employees

At December 31, 2015, we had approximately 3,900 employees worldwide. We are a party to collective bargaining agreements or other similar arrangements in certain international areas in which we operate, such as Brazil, Asia Pacific, Africa and Europe. We consider our relations with our employees to be satisfactory.

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

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol ("FI").

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

Our business depends on the level of activity in the oil and gas industry, which is significantly affected by oil and gas prices and other factors.

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

Demand for our offshore services substantially depends on the level of activity in offshore oil and gas exploration, development and production. The level of offshore activity is historically cyclical and characterized by large fluctuations in response to relatively minor changes in a variety of factors, including oil and gas prices, which have had a material adverse effect on our business, financial condition and results of operations.

A significant amount of our U.S. onshore business is focused on unconventional shale resource plays. The demand for those services is substantially affected by oil and gas prices and market expectations of potential changes in these prices. Commodity prices have gone below a certain threshold for an extended period of time and demand for our services in the U.S. onshore market have been greatly reduced, having a material adverse effect on our business, financial condition and results of operations.

Oil and gas prices are extremely volatile and have decreased substantially during the year ended December 31, 2015. For example, during the year ended December 31, 2015, the average daily prices for New York Mercantile Exchange West Texas Intermediate ranged from a high of approximately $60/Bbl in June 2015 to a low of approximately $37/Bbl in December 2015 and have declined even further through 2016 to date. Any additional actual or anticipated reduction in oil or gas prices may reduce the level of exploration, drilling and production activities. The current price environment has already resulted in some capital budget reductions by our customers compared to prior years. Prolonged lower oil prices have resulted in softer demand for our services. Further, we have reduced pricing in some of our customer contracts in light of the volatility of the oil and gas market.

Furthermore, the oil and gas industry has historically experienced periodic downturns, which have been characterized by reduced demand for oilfield services and downward pressure on the prices we charge. A significant downturn in the oil and gas industry has adversely affected the demand for oilfield services and our business, financial condition and results of operations.

The downturn in the oil and gas industry has negatively affected and will likely continue to affect our ability to accurately predict customer demand, causing us to potentially hold excess or obsolete inventory and experience a reduction in gross margins and financial results.

We cannot accurately predict what or how many products our customers will need in the future. Orders are placed with our suppliers based on forecasts of customer demand and, in some instances, we may establish buffer inventories to accommodate anticipated demand. Our forecasts of customer demand are based on multiple assumptions, each of which may introduce errors into the estimates. In addition, many of our suppliers, such as those for certain of our standardized valves, require a longer lead time to provide products than our customers demand for delivery of our finished products. If we overestimate customer demand, we may allocate resources to the purchase of material or manufactured products that we may not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce gross margin and adversely affect financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect profit margins, increase product obsolescence and restrict our ability to fund our operations.

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

We have substantial international operations, and we intend to grow those operations further. For the years ended December 31, 2015, 2014 and 2013, international operations accounted for approximately 45%, 47% and 44%, respectively, of our revenue. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, including, but not limited to, the following:

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

We attempt to limit access to and distribution of our technology and trade secrets by customarily entering into confidentiality agreements with our employees, customers and potential customers and suppliers. However, our rights in our confidential information, trade secrets, and confidential know-how will not prevent third parties from independently developing similar information. Publicly available information (for example, information in expired issued patents, published patent applications, and scientific literature) can also be used by third parties to independently develop technology. We cannot provide assurance that this independently developed technology will not be equivalent or superior to our proprietary technology.

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

We are subject to the risk of supplier concentration.

Certain of our product lines depend on a limited number of third party suppliers and vendors. As a result of this concentration in some of our supply chains, our business and operations could be negatively affected if our key suppliers were to experience significant disruptions affecting the price, quality, availability or timely delivery of their products. For example, we have a limited number of vendors for our bearings product lines. The partial or complete loss of any one of our key suppliers, or a significant adverse change in the relationship with any of these suppliers, through consolidation or otherwise, would limit our ability to manufacture or sell certain of our products.

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

For example, in April 2015 the Bureau of Safety and Environmental Enforcements published a proposed rule containing more stringent standards relating to well control equipment used in connection with offshore well drilling operations. The proposed standards focus on blowout preventers, along with well design, well control, casing, cementing, real-time well monitoring, and subsea containment requirements. If the new regulations, operating procedures and possibility of increased legal liability are viewed by our current or future customers as a significant increased financial burden on drilling projects in the U.S. Gulf of Mexico for other potentially more profitable regions, drillships and other floating rigs could depart the U.S. Gulf of Mexico, which would likely affect the supply and demand for our equipment and services. In addition, government agencies could issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico that could disrupt or delay drilling operations, increase the cost of drilling operations or reduce the area of operations for drilling. All of these uncertainties could result in a reduced demand for our equipment and services, which could have an adverse effect on our business.

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

Environmental advocacy groups and regulatory agencies in the United States and other countries have focused considerable attention on emissions of carbon dioxide, methane and other "greenhouse gases" and their potential role in climate change. The EPA has already begun to regulate greenhouse gas emissions under existing provisions of the federal Clean Air Act, and the state of California has established a “cap-and-trade” program requiring state-wide annual reductions in emission of greenhouse gases. For example, in August 2015, the EPA announced proposed rules that would establish new air emission controls for methane emissions from certain new, modified, or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities, as part of an overall effort to reduce methane emissions by up to 45 percent in 2025. These rules have the potential to impose significant costs on our customers. The adoption of additional legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs to comply with new emissions-reduction or reporting requirements. Also any legislation or regulatory programs related to the control of greenhouse gas emissions could increase the cost of consuming, and thereby reduce demand for, hydrocarbons that our customers produce, which could impact demand for our services. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events.

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

From time to time, fluctuations in currency exchange rates could be material to us depending upon, among other things, the principal regions in which we provide tubular services. For the year ended December 31, 2015, on a U.S.

dollar-equivalent basis, approximately 20% of our revenue was represented by currencies other than the U.S. dollar. In particular, we are sensitive to fluctuations in currency exchange rates between the U.S. dollar and each of the Euro, Norwegian Krone, British Pound, Canadian Dollar, Venezuelan Bolivar and Brazilian Real. There may be instances in which costs and revenue will not be matched with respect to currency denomination. As a result, to the extent that we continue our expansion on a global basis, as expected, we expect that increasing portions of revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. Further, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against these risks.

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

Hydraulic fracturing is an important and common practice in the oil and gas industry. The process involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. We do not perform hydraulic fracturing, but many of our customers utilize this technique. Certain environmental advocacy groups and regulatory agencies have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources and may cause earthquakes. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly. For example, in June 2015, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water resources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water resources. The draft report is expected to be finalized after a public comment period and a formal review by the EPA's Science Advisory Board. The EPA has also taken steps to regulate certain aspects of hydraulic fracturing. The adoption of legislation or regulatory programs that restrict hydraulic fracturing could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our services.

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

Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. To the extent one or more of our key customers is in financial distress or commences bankruptcy proceedings, contracts with these customers may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. Any material nonpayment or nonperformance by our key customers could adversely affect our business, financial condition and results of operations.
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

Our future success depends in substantial part on our ability to hire and retain our executive officers and other key personnel. In particular, we are highly dependent on our executive officers, including Gary Luquette, our President and Chief Executive Officer, Jeff Bird, our Executive Vice President and Chief Financial Officer and John Walker, our Executive Vice President, Operations. These and other senior executives possess extensive expertise, talent and leadership, and they are critical to our success. The diminution or loss of the services of these individuals, or other integral key personnel affiliated with entities that we acquire in the future, could have a material adverse effect on our business. Furthermore, we may not be able to enforce all of the provisions in any agreement we have entered into with certain of our executive officers, and such agreements may not otherwise be effective in retaining such individuals. In addition, we may not be able to retain key employees of entities that we acquire in the future. This may impact our ability to successfully integrate or operate the assets we acquire.

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

The Mosing family holds approximately 83% of the combined voting power of the FINV Stock through MHI and, until recently, through FWW B.V. ("FWW"), a wholly owned subsidiary of Ginsoma Family C.V. ("Ginsoma"). On

October 30, 2015, Ginsoma was liquidated and terminated and the shares of the Company's common stock held by FWW and other receivables of FWW were pro rata distributed to all former Ginsoma partners. The Mosing family members have entered into a voting agreement with respect to the shares they own. Accordingly, the Mosing family has the ability to elect all of the members of our supervisory board, and thereby control our management and affairs. Moreover, pursuant to our amended and restated articles of association, our board of directors will consist of no more than nine individuals. The Mosing family has the right to recommend one director for nomination to the supervisory board for each 10% of the outstanding FINV Stock they collectively beneficially own, up to a maximum of five directors. The remaining directors are nominated by our supervisory board. Our supervisory board consists of seven members, three of whom are members of the Mosing family. As a result, members of the Mosing family have meaningful influence over us and potential conflicts may arise. In addition, the Mosing family will be able to determine the outcome of all matters requiring shareholder approval, including mergers, amendments of our articles of association and other material transactions, and will be able to cause or prevent a change in the composition of our supervisory board or a change in control of our company that could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company. The existence of significant shareholders may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company. So long as the Mosing family continues to own a significant amount of the FINV Stock, even if such amount represents less than 50% of the aggregate voting power, it will continue to be able to strongly influence all matters requiring shareholder approval, regardless of whether or not other shareholders believe that the transaction is in their own best interests.

The Mosing family may have interests that conflict with holders of shares of our common stock.

In addition to their ownership interests in us, the Mosing family indirectly owns 25.4% of the limited partnership interests in FICV. Because they hold a portion of their ownership interest in our business through FICV, rather than through FINV, the Mosing family may have conflicting interests with holders of shares of our common stock. For example, the Mosing family may have different tax positions from us or other holders of shares of our common stock which could influence their decisions regarding whether and when to cause us to dispose of assets, whether and when to cause us to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement that we entered into in connection with the IPO. In addition, the structuring of future transactions may take into consideration the Mosing family’s tax or other considerations even where no similar benefit would accrue to us.

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

The tax receivable agreement provides that we may terminate it early. If we elect to terminate the tax receivable agreement early, we are required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the tax receivable agreement (based upon certain assumptions and deemed events set forth in the tax receivable agreement, including the assumption that we have sufficient taxable income to fully utilize such benefits and that any interests in FICV that MHI or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the tax receivable agreement are similarly accelerated following certain mergers or other changes of control. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the tax receivable agreement were terminated on December 31, 2015, the estimated termination payment would be approximately $45.5 million (calculated using a discount rate of 5.67%). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were unable to finance our obligations due under the tax receivable agreement, we would be in breach of the agreement. Any such breach could adversely affect our business, financial condition or results of operations.

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

We may sell additional shares of common stock in subsequent public offerings. As of February 25, 2016, we had 155,332,241 outstanding shares of our common stock and 52,976,000 outstanding shares of Preferred Stock that are convertible into an equivalent number of shares of common stock. Members of the Mosing family own, both directly and indirectly (through MHI), 119,024,000 shares of common stock and all of our shares of Preferred Stock. Together, these shares represent approximately 83% of our total outstanding FINV Stock. All of these shares may be sold into the market in the future.

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

The following table details our material facilities by segment, owned or leased by us as of December 31, 2015.

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

Our largest manufacturing facility is located in Lafayette, Louisiana, where we manufacture a substantial portion of our pipe handling tools. The facility serves our U.S. Services segment in the U.S. Gulf of Mexico and our Tubular Sales segment. The Lafayette facility is our global headquarters for the design and manufacture of our equipment and is situated on a total of 187 acres. The main facility occupies 155 acres and consists of manufacturing, operations, pipe storage, training and administration. The remaining 32 acres located off of the main campus consists of manufacturing, warehousing and administration. There are a total of 15 buildings onsite and 13 buildings offsite. Our manufacturing operations occupy 7 of the 28 buildings, with the remaining buildings dedicated to administration, training and other operational tasks. The main administrative building within the facility is approximately 40,000 square feet. The facility is owned by MHI and leased to us through 2018.

Item 3. Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of December 31, 2015. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows. See Note 21 in the Notes to Consolidated Financial Statements, which are incorporated herein by reference to Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NYSE under the symbol "FI". The following table sets forth, for the periods indicated, the high and low sale prices and the dividend payments for our common stock.

	High	Low	Dividends Per Share

Year Ended December 31, 2015
First Quarter	$18.95	$14.53	$0.150
Second Quarter	21.50	18.25	0.150
Third Quarter	18.90	13.66	0.150
Fourth Quarter	18.14	14.80	0.150

Year Ended December 31, 2014
First Quarter	$26.99	$20.76	$0.075
Second Quarter	27.60	22.64	0.075
Third Quarter	24.81	18.41	0.150
Fourth Quarter	21.00	14.87	0.150

On February 25, 2016, we had 155,332,241 shares of common stock outstanding. The common shares outstanding at February 25, 2016 were held by approximately 15 record holders. The actual number of shareholders is greater than the number of holders of record.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following performance graph compares the performance of our common stock to the PHLX Oil Service Sector Index, the Russell 1000 Index and to a peer group established by management. The peer group consists of the following companies: Baker Hughes Inc., Cameron International Corporation, Core Laboratories N.V., Diamond Offshore Drilling, Inc., Dril-Quip, Inc., Ensco plc, FMC Technologies, Inc., Forum Energy Technologies, Inc., Halliburton Company, Helmerich & Payne, Inc., Hornbeck Offshore Services, Inc., Nabors Industries Ltd., National Oilwell Varco, Inc., Oceaneering International, Inc., Patterson-UTI Energy, Inc., Rowan Companies plc, Schlumberger N.V., Tesco Corporation, Transocean Ltd. and Weatherford International Ltd. The graph below compares the cumulative total return to holders of our common stock with the cumulative total returns of the PHLX Oil Service Sector Index, the Russell 1000 Index and our peer group for the period from August 9, 2013, using the closing price for the first day of trading immediately following the effectiveness of our IPO through December 31, 2015. The graph assumes that the value of the investment in our common stock was $100 at August 9, 2013 or July 31, 2013 for each index (including reinvestment of dividends) and tracks the return on the investment through December 31, 2015. The shareholder return set forth herein is not necessarily indicative of future performance.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Financial Statement Data:
Revenue	$974,600	$1,152,632	$1,077,722	$1,039,054	$719,412
Income from continuing operations	106,110	229,312	308,195	344,250	162,798
Total assets	1,726,838	1,758,681	1,561,195	1,107,961	847,500
Debt and capital lease obligations -
excluding affiliates	7,321	304	376	7,368	9,204
Long-term debt - affiliates	—	—	—	468,563	2,913
Total equity	1,451,426	1,472,536	1,333,327	446,988	667,128

Earnings Per Share Information:
Basic earnings per common share:
Continuing operations	$0.51	$1.03	$1.69	$2.15	$1.02
Discontinued operations	—	—	0.24	0.04	0.05
Total	$0.51	$1.03	$1.93	$2.19	$1.07

Diluted earnings per common share:
Continuing operations	$0.50	$1.03	$1.62	$2.00	$0.95
Discontinued operations	—	—	0.23	0.04	0.04
Total	$0.50	$1.03	$1.85	$2.04	$0.99

Weighted average common shares
outstanding:
Basic	154,662	153,814	132,257	119,024	119,024
Diluted	209,152	207,828	185,506	172,000	172,000
Cash dividends per common share	$0.60	$0.45	$0.075	$—	$—

Other Data:
Adjusted EBITDA (1)	$317,441	$450,376	$438,739	$439,524	$241,124

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

•
Tubular Sales. We design, manufacture and distribute large OD pipe, connectors and casing attachments and sell large OD pipe originally manufactured by various pipe mills. We also provide specialized fabrication and welding services in support of offshore projects, including drilling and production risers, flowlines and pipeline end terminations, as well as long-length tubulars (up to 300 feet in length) for use as caissons or pilings. This segment also designs and manufactures proprietary equipment for use in our International and U.S. Services segments.

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

Outlook

We see the oilfield services industry, including tubular running services, remaining under pressure until a meaningful recovery in commodity prices occurs. The current low commodity price environment has led to decreased capital spending from our customers and thus lower demand for our services globally. We expect this trend to continue until oil and gas prices increase meaningfully above current levels; causing our customers to increase their capital investment in new exploration and production projects. Our cost reduction initiatives have helped to mitigate the impact of lower revenues on our operating earnings, but we expect our revenues and operating earnings to materially decrease in 2016.

Our offshore businesses, both in the U.S. and internationally, are experiencing activity declines and a full year of realized lower prices due to fewer financial resources allocated to oil and gas exploration and development projects by our customers, particularly in the deep and ultra-deep water markets where our services are most profitable. To the extent we decide to preserve or grow market share in our operating areas, further price reductions for our services may be required.

Our onshore operations are expected to be similarly impacted by decreased drilling activity and aggressive pricing competition, particularly in the U.S. onshore business. While our strong financial position and reduced cost structure will allow us to continue to service our clients, we do not expect a material increase in pricing or activity in the near term.

The Tubular Sales business is driven by specialized needs of our customers and the timing of projects, specifically in the Gulf of Mexico. Revenues in the segment will likely be lower than our revenue in 2015 due to fewer projects proceeding on schedule and lower visibility on forthcoming orders in the current commodity price environment.

Overall, we are in a very strong financial position with a significant cash balance relative to our debt. We are focused on controlling costs and improving capital efficiency. We anticipate that our cash flows from operations will be sufficient to fund our capital expenditures and dividends for the foreseeable future. We believe our financial position gives the company flexibility to adapt to a challenging market and we believe we are well-positioned to take advantage of opportunities to grow market share or make strategic acquisitions.

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

The following table presents a reconciliation of income from continuing operations to Adjusted EBITDA, our most directly comparable GAAP performance measure, as well as adjusted EBITDA margin for each of the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013

Income from continuing operations	$106,110	$229,312	$308,195
Interest (income) expense, net	(341)	(87)	653
Depreciation and amortization	108,962	90,041	78,082
Income tax expense	37,319	75,412	38,727
(Gain) loss on sale of assets	(1,038)	289	(122)
Foreign currency loss	6,358	17,041	2,556
Stock-based compensation expense	26,119	38,368	7,220
Severance and other costs	35,484	—	—
Change in value of contingent consideration	(1,532)	—	—
IPO transaction-related costs (1)	—	—	3,428
Adjusted EBITDA	$317,441	$450,376	$438,739
Adjusted EBITDA margin	32.6%	39.1%	40.7%

(1)	Represents charges incurred in connection with our IPO, primarily those amounts attributable to the restructuring in advance of the IPO.

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

The table below presents our worldwide TRIR and LTIR for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013

TRIR	0.76	1.27	1.13
LTIR	0.21	0.36	0.33

Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013

Revenues:
Equipment rentals and services	$766,252	$969,703	$902,960
Products (1)	208,348	182,929	174,762
Total revenue	974,600	1,152,632	1,077,722

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Equipment rentals and services	304,473	369,855	310,244
Products	113,918	110,126	124,092
General and administrative expenses	270,678	267,378	224,755
Depreciation and amortization	108,962	90,041	78,082
Severance and other charges	35,484	—	—
Change in value of contingent consideration	(1,532)	—	—
Gain (loss) on sale of assets	(1,038)	289	(122)
Operating income	143,655	314,943	340,671

Other income (expense):
Other income	5,791	6,735	9,460
Interest income (expense), net	341	87	(653)
Foreign currency loss	(6,358)	(17,041)	(2,556)
Total other income (expense)	(226)	(10,219)	6,251
Income from continuing operations before income tax expense	143,429	304,724	346,922
Income tax expense	37,319	75,412	38,727
Income from continuing operations	106,110	229,312	308,195
Income from discontinued operations, net of tax	—	—	42,635
Net income	106,110	229,312	350,830
Less: Net income attributable to noncontrolling interest	27,000	70,275	95,368
Net income attributable to Frank's International N.V.	$79,110	$159,037	$255,462

(1)	Consolidated products revenue includes a small amount of revenues attributable to the U.S. Services and International Services segments.

Consolidated Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues. Revenues from external customers, excluding intersegment sales, for the year ended December 31, 2015 decreased by $178.0 million, or 15.4%, to $974.6 million from $1,152.6 million for the year ended December 31, 2014.

The decrease was primarily attributable to lower revenues in our U.S. Services and International segments with revenues decreasing $113.2 million and $95.1 million, respectively, primarily as a result of declining rig count as well as downward pricing pressures, which were driven by depressed oil and gas prices. Additionally, there were some weather related delays in the Gulf of Mexico. The decreased revenues were partially offset by increased revenues in our Tubular Sales segment of $30.3 million as a result of project related orders and being able to meet urgent unscheduled customer requests for products. Revenue for our segments are discussed separately below under the heading "Operating Segment Results."

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the year ended December 31, 2015 decreased by $61.6 million, or 12.8%, to $418.4 million from $480.0 million for the year ended December 31, 2014. The decrease was primarily attributable to lower activity and cost reduction efforts taken throughout the year, which caused a decrease in compensation-related costs of $34.8 million, product costs of $17.4 million and field supplies of $7.5 million.

General and administrative expenses. General and administrative ("G&A") expenses for the year ended December 31, 2015 increased by $3.3 million, or 1.2%, to $270.7 million from $267.4 million for the year ended December 31, 2014 primarily as a result of higher compensation-related costs of $11.5 million as a result of continuing to build and optimize the human resource infrastructure to support a public company and professional fees of $9.6 million due to acquisition costs and strategic initiatives to optimize and further develop various corporate functions. The increases were partially offset by decreased stock-based compensation expense of $12.2 million as the six months ended June 30, 2014 included an out-of-period adjustment of $7.5 million, which corrected the amortization of expense related to retirement-eligible employees (see Note 1 in the Notes to Consolidated Financial Statements for additional detail) in addition to lower other taxes of $4.0 million.

    Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2015 increased by $18.9 million, or 21.0%, to $109.0 million from $90.0 million for the year ended December 31, 2014. The increase was primarily attributable to our Timco acquisition of $8.3 million as well as a higher depreciable base resulting from property and equipment additions.

Severance and other charges. Severance and other charges for the year ended December 31, 2015 were $35.5 million as a result of the transition of a key executive to a non-executive member of the Supervisory Board, workforce reductions, base rationalization and lease termination fees as discussed in Note 20 in the Notes to Consolidated Financial Statements, which affected the following segments: International Services ($1.5 million), U.S. Services ($32.8 million) and Tubular Sales ($1.2 million).

Foreign currency loss. Foreign currency loss for the year ended December 31, 2015 decreased by $10.7 million to $6.4 million from $17.0 million for the year ended December 31, 2014. The decrease was primarily due to foreign currency losses in Venezuela of $13.0 million in 2014 and other changes caused by non-local currency working capital specifically in Norway, Brazil, the United Kingdom and the Eurozone.

Income tax expense. Income tax expense for the year ended December 31, 2015 decreased by $38.1 million, or 50.5%, to $37.3 million from $75.4 million for the year ended December 31, 2014 as a result of a decrease in taxable income. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

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

General and administrative expenses. G&A expenses for the year ended December 31, 2014 increased by $42.6 million, or 19.0%, to $267.4 million from $224.8 million for the year ended December 31, 2013 primarily due to an increase in stock compensation costs of $31.2 million. Included in this amount is an out-of-period adjustment of $4.7 million related to 2013, which corrected the amortization of expense related to retirement-eligible employees (for additional detail, see Note 1 in the Notes to Consolidated Financial Statements). Compensation related costs of $14.1 million, medical claims of $3.5 million, professional fees of $3.5 million, rent and utilities expense of $3.2 million and insurance costs of $1.9 million also contributed to the increase as well as smaller decreases in several other costs of $0.8 million. The increase in all other costs is primarily attributable to incurring public company costs for a full year in 2014 compared to only four months in 2013. These increases were partially offset by a decrease in bad debt expense of $15.6 million.

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

Foreign currency loss. Foreign currency loss for the year ended December 31, 2014 increased by $14.5 million to $17.0 million from $2.6 million for the year ended December 31, 2013. The increase in foreign currency loss was primarily due foreign currency losses in Venezuela of $13.0 million in addition to unfavorable fluctuations of $1.5 million in other foreign currency exchange rates.

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

Operating Segment Results

The following table presents revenues and Adjusted EBITDA by segment, and a reconciliation of Adjusted EBITDA to net income from continuing operations, which is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2015	2014	2013

Revenue:
International Services	$442,861	$538,730	$478,572
U.S. Services	352,281	463,372	455,492
Tubular Sales	241,983	240,277	238,756
Intersegment sales	(62,525)	(89,747)	(95,098)
Total	$974,600	$1,152,632	$1,077,722

Segment Adjusted EBITDA:
International Services	$182,475	$231,469	$199,620
U.S. Services	93,871	180,575	198,442
Tubular Sales	40,999	38,366	40,624
Total	317,345	450,410	438,686
Corporate and other (1)	96	(34)	53
Adjusted EBITDA Total (2)	317,441	450,376	438,739
Interest income (expense), net	341	87	(653)
Income tax expense	(37,319)	(75,412)	(38,727)
Depreciation and amortization	(108,962)	(90,041)	(78,082)
Gain (loss) on sale of assets	1,038	(289)	122
Foreign currency loss	(6,358)	(17,041)	(2,556)
Stock-based compensation expense	(26,119)	(38,368)	(7,220)
Severance and other costs	(35,484)	—	—
Change in value of contingent consideration	1,532	—	—
IPO transaction-related costs	—	—	(3,428)
Income from continuing operations	$106,110	$229,312	$308,195

(1)	Corporate and other represents amounts not directly associated with an operating segment.

(2)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

International Services

Revenue for the International Services segment decreased by $95.9 million, or 17.8%, compared to 2014, primarily due to depressed oil and gas prices, which challenged the economics of current development projects in our Africa and Asia Pacific areas, and caused the termination of ongoing drilling campaigns and the delay in the commencement of new projects, as well as cancellations or deferred work scopes. The Africa region was also affected by poor results of pre-salt exploratory wells. The decrease was partially offset by an increase in Latin America revenues due to higher activity that started in the middle of 2014 and continued through the first half of 2015 in addition to an increase in contract work among various customers.

Adjusted EBITDA for the International Services segment decreased by $49.0 million, or 21.2%, compared to 2014, primarily due to the $95.9 million decrease in revenue, which was partially offset by lower expenses due to reduced activity and cost-cutting measures.

U.S. Services

Revenue for the U.S. Services segment decreased by $111.1 million, or 24.0%, compared to 2014 primarily due to depressed oil and gas prices. Onshore services revenue decreased by $71.5 million as a result of lower activity from declining rig counts and pricing discounts. The offshore business saw a smaller decrease in revenue of $39.6 million as a result of operational rig delays due to operational and down-hole issues, weather related delays caused by unusually strong ocean loop currents in the Gulf of Mexico and some rig cancellations in the latter half of the year coupled with downward pricing pressure.

Adjusted EBITDA for the U.S. Services segment decreased by $86.7 million, or 48.0%, compared to 2014 as a result of lower revenues from activity and pricing concessions in the onshore and offshore business of $73.1 million as well as higher corporate and other costs of $13.3 million primarily due to increased professional fees for acquisition costs. This was partially offset by declining cost of revenues and operating expenses, as the U.S. Services' operational footprint was reduced due to decreased activity, in addition to savings from the effect of cost rationalization actions taken throughout the year.

Tubular Sales

Revenue for the Tubular Sales segment increased by $1.7 million, or 0.7%, compared to 2014, primarily from contracted orders in addition to being able to meet urgent unscheduled customer requests for products.

Adjusted EBITDA for the Tubular Sales segment increased by $2.6 million, or 6.9%, compared to 2014, primarily due to higher Tubular sales and improved productivity of $8.0 million. This was partially offset by lower volumes in manufacturing operations of $5.4 million.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

International Services

Revenue for the International Services segment increased by $60.2 million, or 12.6%, compared to 2013, primarily as a result of extended and renewed contracts in West Africa, expansion of our product placement in Europe and increasing our market share in Asia Pacific and Middle East, partially offset by a decrease in Latin America due to the termination of certain contracts in late 2013.

Adjusted EBITDA for the International Services segment increased $31.8 million, or 16.0%, compared to 2013, primarily due to the revenue increase of $60.2 million and a $16.4 million decrease in bad debt expense, partially offset by increases in compensation related costs of $17.9 million, freight and transportation costs of $5.0 million, product costs of $4.6 million, equipment rentals of $3.5 million, custom duty charges of $3.4 million, business and travel expenses of $3.1 million, rent and warehouse expense of $2.5 million, crew expenses of $1.8 million, employee benefits and insurance of $0.9 million as well as smaller increases in various other costs of $2.1 million.

U.S. Services

Revenue for the U.S. Services segment increased $7.9 million, or 1.7%, compared to 2013. Our offshore revenue increased $9.9 million as a result of increased activity from our customers but was partially offset by drilling delays, rig-related issues and ocean currents lasting longer than previous years. Onshore revenue decreased $2.0 million due to delays in the renewal of contracts in the first half of 2014 and the exit of customers who switched their concentration to other regions in the U.S.

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

Liquidity and Capital Resources

Liquidity

At December 31, 2015, we had cash and cash equivalents of $602.4 million and debt of $7.3 million. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures and acquisitions. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditures are estimated at $75.0 million for 2016. We expect approximately $25.0 million for the purchase and manufacture of equipment and $50.0 million for other property, plant and equipment, inclusive of the purchase or construction of facilities. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During the years ended December 31, 2015, 2014 and 2013, capital expenditures were $99.7 million, $173.0 million and $184.5 million, respectively, all of which were funded from internally generated sources. We believe our cash on hand, cash flows from operations and potential borrowings under our Credit Facility (as defined below), will be sufficient to fund our capital expenditure and liquidity requirements for 2016.

We paid dividends on our common stock of $92.8 million, or an aggregate of $0.60 per common share, in addition to $43.5 million in distributions to our noncontrolling interests during the year ended December 31, 2015. The timing, declaration, amount of, and payment of any dividends is within the discretion of our board of managing directors subject to the approval of our board of supervisory directors and will depend upon many factors, including our financial condition, earnings, capital requirements, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by our board of managing directors and our board of supervisory directors. We do not have a legal obligation to pay any dividend and there can be no assurance that we will be able to do so. The timing of distributions to our noncontrolling interests is pursuant to the Limited Partnership Agreement of Frank's International C.V. for the tax arising from their membership interests in FICV.

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million for letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of our credit agreement, we have the ability to increase the commitments under the Credit Facility by $150.0 million. As of December 31, 2015 and 2014, we did not have any outstanding indebtedness under the Credit Facility. We had $4.7 million in letters of credit outstanding as of December 31, 2015.

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in the credit agreement) of not more than 2.50 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. At December 31, 2015, we were in compliance with all financial covenants under the Credit Facility.

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

Cash Flows from Operating, Investing and Financing Activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Year Ended December 31,
	2015	2014	2013

Operating activities	$427,758	$368,860	$277,431
Investing activities	(174,689)	(173,643)	(137,500)
Financing activities	(141,209)	(115,750)	110,234
	111,860	79,467	250,165
Effect of exchange rate changes on cash activities	1,145	4,940	1,837
Increase in cash and cash equivalents	$113,005	$84,407	$252,002

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

Operating Activities

Cash flow from operating activities was $427.8 million for the year ended December 31, 2015 as compared to $368.9 million in 2014 and $277.4 million in 2013. The increase in 2015 was due primarily to working capital changes, primarily in accounts receivable and inventory. The overall increase was partially offset by a decrease in net income. The changes were primarily a result of lower activity due to depressed oil and gas prices. The increase in 2014 was due primarily to changes in inventory, accounts receivable and accrued expenses, partially offset by an increase in tax expense resulting from our U.S. operations becoming taxable subsequent to our IPO as well as lower deferred revenue.

Investing Activities

Cash flow used in investing activities was $174.7 million for the year ended December 31, 2015 as compared to $173.6 million in 2014 and $137.5 million in 2013. Our investing activities in 2015 were primarily related to the Timco acquisition, which was partially offset by lower capital expenditures for property, plant and equipment in comparison to 2014 as a result of a reduction in the need for additional equipment and machinery to service our customers due to declining rig activity caused by lower oil prices. Our investing activities in 2014 were primarily related to capital expenditures for property, plant and equipment and reflected lower proceeds from the sale of assets and equipment than in 2013.

Financing Activities

Cash flow used in financing activities was $141.2 million for the year ended December 31, 2015 as compared to $115.8 million and cash provided by financing activities of $110.2 million for the years ended December 31, 2014 and 2013, respectively. The increase in 2015 was primarily due to higher dividend payments of $23.5 million. The decrease in 2014 was primarily due to activities in 2013, which included net proceeds of $711.5 million from our IPO partially offset by $464.0 million of note repayments to FWW B.V. and distributions to stockholders of $105.4 million that did not reoccur in 2014. In 2014, we made dividend payments of $69.3 million and distributions to the noncontrolling interests of $41.6 million.

Contractual Obligations

We are a party to various contractual obligations. A portion of these obligations are reflected in our financial statements, such as long-term debt, while other obligations, such as operating leases and purchase obligations, are not reflected on our balance sheet. The following is a summary of our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$7,321	$7,321	$—	$—	$—
Noncancellable operating leases	52,878	11,575	16,993	7,637	16,673
Purchase obligations (1)	11,864	11,864	—	—	—
Total	$72,063	$30,760	$16,993	$7,637	$16,673

(1)	Includes purchase commitments for connectors and pipe for existing orders from our customers. We enter into purchase commitments as needed.

Not included in the table above are uncertain tax positions of $0.1 million that we have accrued as of December 31, 2015, as the amounts and timing of payment, if any, are uncertain. See Note 19 in the Notes to Consolidated Financial Statements.

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

In certain circumstances, we may be required to make payments under the TRA that we have entered into with
MHI. In most circumstances, these payments will be associated with the actual cash savings that we recognize in connection with a conversion of Preferred Stock, which would reduce the actual tax benefit to us. If we were to choose to terminate the TRA early or enter into certain change of control transactions, we may incur payment obligations prior to the time we actually incur any tax benefit. In those circumstances, we would need to pay the amounts out of cash on hand, finance the payments or refrain from triggering the obligation. Though we do not have any present intention of triggering an advance payment under the TRA, based on our current liquidity and our expected ability to access debt and equity financing, we believe we would be able to make such a payment if necessary. Any such payment could reduce our cash on hand and our borrowing availability, however, which would also reduce the amount of cash available to operate our business, to fund capital expenditures and to be paid as dividends to our stockholders, among other things. Please see Note 15 in the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At December 31, 2015, we had no off-balance sheet arrangements.

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

Revenue Recognition

All revenue is recognized when all of the following criteria have been met: (1) evidence of an arrangement exists; (2) delivery to and acceptance by the customer has occurred; (3) the price to the customer is fixed or determinable; and (4) collectability is reasonably assured, as follows:

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

Tubular Sales Revenue. Revenue on tubular sales is recognized when the product has shipped and significant risks of ownership have passed to the customer. The sales arrangements typically do not include right of return or other similar provisions or other post-delivery obligations. In some regions, customers have a right of return due to purchasing of excess products and deliverability limitations of products in remote locations. When the likelihood of a return exists on a sale, a determination of this portion of revenue is reclassified to unearned revenue until such time as the product is returned or the return period has expired.

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

Allowance for Doubtful Accounts

We evaluate whether client receivables are collectible. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding in addition to clients' representations and our understanding of the economic environment in which our clients operate. Based on our review, we establish or adjust allowances for specific clients and the accounts receivable as a whole. Our allowance for doubtful accounts at December 31, 2015 and 2014 was $2.5 million for each year, respectively.

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

For the year ended December 31, 2015, on a U.S. dollar-equivalent basis, approximately 20% of our revenue was represented by currencies other than the U.S. dollar. However, no single foreign currency poses a primary risk to us. A hypothetical 10% decrease in the exchange rates for each of the foreign currencies in which a portion of our revenues is denominated would result in a 1.9% decrease in our overall revenues for the year ended December 31, 2015.

In December 2015, we began entering into short-duration foreign currency forward contracts. We use these instruments to mitigate our exposure to non-local currency operating working capital. We are also exposed to market risk on our forward contracts related to potential non-performance by our counterparty. It is our policy to enter into derivative contracts with counterparties that are creditworthy institutions.

We account for our derivative activities under the accounting guidance for derivatives and hedging. Derivatives are recognized on the consolidated balance sheet at fair value. Although the derivative contracts will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not formally designated as hedge contracts for hedge accounting treatment. Accordingly, any changes in the fair value of the derivative instruments during a period will be included in our consolidated statements of income.

As of December 31, 2015, we had the following foreign currency derivative contracts outstanding:

Forward Contracts to Purchase or Sell Foreign Currencies in U.S. Dollars (in thousands)

			Fair Value at
	Notional	Contractual	December 31,
Foreign Currency	Amount	Exchange Rate	2015
Canadian dollar	$5,091	1.3751	$48
Euro	19,706	1.0948	(106)
Norwegian kroner	11,498	8.6973	162
Pound sterling	7,516	1.5031	106
			$210

Based on the derivative contracts that were in place as of December 31, 2015, a simultaneous 5% devaluation of the Canadian dollar, Euro, Norwegian kroner, and Pound sterling compared to the U.S. dollar would result in a $0.2 million increase in the market value of our forward contracts.

During 2014, Venezuela enacted certain changes to its foreign exchange system such that, in addition to the official rate of 6.3 Venezuelan Bolivar Fuertes ("Bolivars") per U.S. Dollar, there were two other legal exchange rates that may be obtained via different exchange rate mechanisms. These changes included the expansion of what is known as the SICAD I auction rate and the introduction of the SICAD II auction process. On February 10, 2015, the Venezuelan government announced that the transactions for the sale or purchase of foreign currency under the SICAD II exchange system would no longer be available and created a new open market foreign exchange system ("SIMADI").

During 2015, we concluded that it was appropriate to apply the SIMADI exchange rate as we believed that this rate best represented the economics of our business activity in Venezuela. At December 31, 2015, we had approximately $0.2 million in net monetary assets denominated in Bolivars using the SIMADI rate, which was approximately 198.7 Bolivars to the U.S. dollar. In the event of a devaluation of the current exchange mechanism in Venezuela or any other new exchange mechanism that might emerge for financial reporting purposes, it would result in our recording an additional devaluation charge in our consolidated statements of income.

Interest Rate Risk

As of December 31, 2015, we did not have an outstanding funded debt balance under the Credit Facility. If we borrow under the Credit Facility in the future, we will be exposed to changes in interest rates on our floating rate borrowings under the Credit Facility. Although we do not currently utilize interest rate derivative instruments to reduce interest rate exposure, we may do so in the future.

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

Item 8. Financial Statements and Supplementary Data

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
We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Supervisory Directors and Stockholders of Frank’s International N.V.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Frank’s International N.V. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits which were integrated audits in 2015 and 2014. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 29, 2016

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$602,359	$489,354
Accounts receivables, net	246,191	390,977
Inventories	161,263	204,008
Other current assets	13,923	23,080
Total current assets	1,023,736	1,107,419

Property, plant and equipment, net	624,959	580,142
Goodwill and intangible assets, net	25,210	14,163
Other assets	52,933	56,957
Total assets	$1,726,838	$1,758,681

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$7,321	$304
Accounts payable	12,784	16,496
Deferred revenue	57,637	76,112
Accrued and other current liabilities	111,884	114,227
Total current liabilities	189,626	207,139

Deferred tax liabilities	40,257	35,321
Other non-current liabilities	44,824	42,980
Total liabilities	274,707	285,440

Commitments and contingencies (Note 21)

Series A preferred stock, €0.01 par value, 52,976,000 shares authorized,
issued and outstanding	705	705

Stockholders' equity
Common stock, €0.01 par value, 745,120,000 shares authorized; 155,661,150 shares issued and 155,146,338 shares outstanding at December 31, 2015 and 154,571,229
shares issued and 154,327,383 shares outstanding at December 31, 2014	2,045	2,033
Additional paid-in capital	712,486	683,611
Retained earnings	531,621	545,357
Accumulated other comprehensive income (loss)	(25,555)	(14,210)
Treasury shares (at cost), 514,812 and 243,846 at December 31, 2015 and 2014
respectively	(9,298)	(4,801)
Total stockholders' equity	1,211,299	1,211,990
Noncontrolling interest	240,127	260,546
Total equity	1,451,426	1,472,536
Total liabilities and equity	$1,726,838	$1,758,681

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Equipment rentals and services	$766,252	$969,703	$902,960
Products	208,348	182,929	174,762
Total revenue	974,600	1,152,632	1,077,722

Operating expenses:
Cost of revenues, exclusive of depreciation
and amortization
Equipment rentals and services	304,473	369,855	310,244
Products	113,918	110,126	124,092
General and administrative expenses	270,678	267,378	224,755
Depreciation and amortization	108,962	90,041	78,082
Severance and other charges	35,484	—	—
Change in value of contingent consideration	(1,532)	—	—
(Gain) loss on sale of assets	(1,038)	289	(122)
Operating income	143,655	314,943	340,671

Other income (expense):
Other income	5,791	6,735	9,460
Interest income (expense), net	341	87	(653)
Foreign currency loss	(6,358)	(17,041)	(2,556)
Total other income (expense)	(226)	(10,219)	6,251
Income from continuing operations before
income tax expense	143,429	304,724	346,922
Income tax expense	37,319	75,412	38,727
Income from continuing operations	106,110	229,312	308,195
Income from discontinued operations, net of tax	—	—	42,635
Net income	106,110	229,312	350,830
Net income attributable to noncontrolling interest	27,000	70,275	95,368
Net income attributable to Frank's International N.V.	$79,110	$159,037	$255,462
Preferred stock dividends	(2)	(1)	—
Net income attributable to Frank's International N.V.
common shareholders	$79,108	$159,036	$255,462

Basic earnings per common share:
Continuing operations	$0.51	$1.03	$1.69
Discontinued operations	—	—	0.24
Total	$0.51	$1.03	$1.93

Diluted earnings per common share:
Continuing operations	$0.50	$1.03	$1.62
Discontinued operations	—	—	0.23
Total	$0.50	$1.03	$1.85

Weighted average common shares outstanding:
Basic	154,662	153,814	132,257
Diluted	209,152	207,828	185,506

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2015	2014	2013

Net income	$106,110	$229,312	$350,830
Other comprehensive income (loss):
Foreign currency translation
adjustments, net of tax	(14,039)	(11,104)	(11,240)
Unrealized gain (loss) on marketable
securities, net of tax	(1,186)	(4,782)	3,658
Total other comprehensive income (loss)	(15,225)	(15,886)	(7,582)
Comprehensive income	90,885	213,426	343,248
Less: Comprehensive income attributable to
noncontrolling interest	23,120	66,216	93,423
Comprehensive income attributable to
Frank's International N.V.	$67,765	$147,210	$249,825

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Interest	Equity
Balance at December 31, 2012	119,024	$1,561	$651	$327,436	$3,254	$—	$114,086	$446,988
Net income	—	—	—	255,462	—	—	95,368	350,830
Distribution of net assets
to Mosing Holdings	—	—	—	(37,412)	—	—	(12,907)	(50,319)
Capital contribution by NCI
equity holders to subsidiary	—	—	—	—	—	—	3,002	3,002
Issuance of common stock
upon IPO, net of offering costs	34,500	458	634,239	—	—	—	76,814	711,511
Foreign currency translation
adjustments	—	—	—	—	(8,357)	—	(2,883)	(11,240)
Unrealized gain on marketable
securities	—	—	—	—	2,720	—	938	3,658
Stock-based compensation expense	—	—	7,220	—	—	—	—	7,220
Distributions to stockholders	—	—	—	(78,340)	—	—	(27,027)	(105,367)
Distribution to noncontrolling
interest	—	—	—	—	—	—	(11,496)	(11,496)
Common stock dividends
($0.075 per share)	—	—	—	(11,514)	—	—	—	(11,514)
Other	—	—	54	—	—	—	—	54
Balance at December 31, 2013	153,524	2,019	642,164	455,632	(2,383)	—	235,895	1,333,327
Net income	—	—	—	159,037	—	—	70,275	229,312
Tax benefits due to offering costs	—	—	3,093	—	—	—	—	3,093
Foreign currency translation
adjustments	—	—	—	—	(8,266)	—	(2,838)	(11,104)
Unrealized loss on marketable
securities	—	—	—	—	(3,561)	—	(1,221)	(4,782)
Stock-based compensation expense	—	—	38,368	—	—	—	—	38,368
Distribution to noncontrolling
interest	—	—	—	—	—	—	(41,565)	(41,565)
Common stock dividends
($0.45 per share)	—	—	—	(69,311)	—	—	—	(69,311)
Preferred stock dividends	—	—	—	(1)	—	—	—	(1)
Common shares issued upon
vesting of restricted stock units	1,047	14	(14)	—	—	—	—	—
Treasury shares withheld	(244)	—	—	—	—	(4,801)	—	(4,801)
Balance at December 31, 2014	154,327	2,033	683,611	545,357	(14,210)	(4,801)	260,546	1,472,536
Net income	—	—	—	79,110	—	—	27,000	106,110
Foreign currency translation
adjustments	—	—	—	—	(10,462)	—	(3,577)	(14,039)
Unrealized loss on marketable
securities	—	—	—	—	(883)	—	(303)	(1,186)
Stock-based compensation expense	—	—	28,402	—	—	—	—	28,402
Amount withheld for employee
stock purchase plan ("ESPP")	—	—	198	—	—	—	—	198
Distribution to noncontrolling
interest	—	—	—	—	—	—	(43,539)	(43,539)
Common stock dividends
($0.60 per share)	—	—	—	(92,844)	—	—	—	(92,844)
Preferred stock dividends	—	—	—	(2)	—	—	—	(2)
Common shares issued upon
vesting of restricted stock units	1,070	12	(12)	—	—	—	—	—
Common shares issued for ESPP	20	—	287	—	—	—	—	287
Treasury shares withheld	(271)	—	—	—	—	(4,497)	—	(4,497)
Balance at December 31, 2015	155,146	$2,045	$712,486	$531,621	$(25,555)	$(9,298)	$240,127	$1,451,426

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$106,110	$229,312	$350,830
Adjustments to reconcile net income to cash provided
by operating activities
Depreciation and amortization	108,962	90,041	78,226
Stock-based compensation expense	28,402	38,368	7,220
ESPP expense	198	—	—
Amortization of deferred financing costs	164	235	129
Venezuelan currency devaluation charge	—	13,010	1,755
Deferred tax provision	4,868	27,995	3,621
Provision for (recovery of) bad debts	228	(3,137)	12,551
(Gain) loss on sale of assets	(1,038)	289	(39,752)
Changes in fair value of marketable securities	741	(1,403)	(3,891)
Change in value of contingent consideration	(1,532)	—	—
Unrealized gain on derivative	(210)	—	—
Increase in value of life insurance policies	—	—	(815)
Other	(3,909)	—	—
Changes in operating assets and liabilities
Accounts receivable	140,657	(43,349)	(82,032)
Inventories	41,502	(30,282)	(85,654)
Other current assets	16,981	(7,926)	(1,698)
Other assets	1,333	(1,619)	(1,430)
Accounts payable	(3,035)	4,991	(5,278)
Deferred revenue	(18,473)	13,505	39,437
Accrued expenses and other current liabilities	3,971	32,915	(2,744)
Other noncurrent liabilities	1,838	5,915	6,956
Net cash provided by operating activities	427,758	368,860	277,431

Cash flows from investing activities
Acquisition of Timco Services, Inc. (net of acquired cash)	(78,676)	—	—
Purchase of property, plant and equipment	(99,723)	(172,952)	(184,504)
Proceeds from sale of assets	4,579	848	50,959
Purchase of marketable securities	(869)	(1,539)	(1,813)
Premiums on life insurance policies	—	—	(2,142)
Net cash used in investing activities	(174,689)	(173,643)	(137,500)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	—	—	711,511
Repayments of borrowings	(765)	(72)	(472,070)
Proceeds from borrowings	151	—	170
Deferred financing costs	—	—	(1,000)
Dividends paid on common stock	(92,844)	(69,311)	(11,514)
Dividends paid on preferred stock	(2)	(1)	—
Distribution to noncontrolling interest	(43,539)	(41,565)	(11,496)
Treasury shares withheld	(4,497)	(4,801)	—
Proceeds from the issuance of ESPP shares	287	—	—
Distributions to stockholders	—	—	(105,367)
Net cash provided by (used in) financing activities	(141,209)	(115,750)	110,234

Effect of exchange rate changes on cash due to Venezuelan devaluation	—	(1,040)	575
Effect of exchange rate changes on cash	1,145	5,980	1,262
Net increase in cash	113,005	84,407	252,002
Cash and cash equivalents at beginning of period	489,354	404,947	152,945
Cash and cash equivalents at end of period	$602,359	$489,354	$404,947

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

Basis of Presentation

The consolidated financial statements of FINV for the years ended December 31, 2015, 2014 and 2013 include the activities of Frank's International C.V. ("FICV") and its wholly owned subsidiaries (collectively, "Company," "we," "us" and "our"). All intercompany accounts and transactions have been eliminated for purposes of preparing these consolidated financial statements.

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

Derivative Financial Instruments

    When we deem appropriate, we use foreign currency forward derivative contracts to mitigate the risk of fluctuations in foreign currency exchange rates. We use these instruments to mitigate our exposure to non-local currency working capital. We do not hold or issue financial instruments for trading or other speculative purposes. We account for our derivative activities under the provisions of accounting guidance for derivatives and hedging. Derivatives are recognized on the consolidated balance sheet at fair value. Although the derivative contracts will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not formally designated as hedge contracts for hedge accounting treatment. Accordingly, any changes in the fair value of the derivative instruments during a period will be included in our consolidated statements of income.

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, available-for-sale securities, derivative financial instruments, obligations under trade accounts payable and short and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. Refer to Note 11 for the fair values of our available-for-sale securities, derivative financial instruments, and other obligations.

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

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. A qualitative assessment is allowed to determine if goodwill is potentially impaired. The qualitative assessment determines whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then the two step impairment test is performed. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. We complete our assessment of goodwill impairment as of December 31 each year. No impairment was recorded for years ended December 31, 2015, 2014 and 2013. Our goodwill is allocated to our operating segments as follows: U.S. Services - approximately $16.3 million; Tubular Sales - approximately $2.4 million. The inputs used in the determination of fair value are generally level 3 inputs. See Note 11 in these Notes to Consolidated Financial Statements for a discussion of fair value measures.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

foreign currency exchange restrictions, or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

FICV is treated as a partnership for U.S. federal income tax purposes and its domestic subsidiaries are classified as limited liability companies not subject to federal or state income taxation. As a partner in FICV, we are subject to U.S. taxation on our allocable share of U.S. taxable income and the noncontrolling member will pay taxes with respect to its allocable share of U.S. taxable income.

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

Intangible Assets

Intangible assets are comprised of licenses, customer relationships, trade names, and non-compete agreements. Identifiable intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. We evaluate impairment of our intangible assets on an individual basis whenever circumstances indicate that the carrying value may not be recoverable. Intangible assets deemed to be impaired are written down to their fair value discounted cash flows and, if available, comparable market values.

The following table provides information related to our intangible assets as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$14,658	$(9,422)	$5,236
Non-compete agreement	1,160	(440)	720
Trade name	3,525	(2,925)	600
License agreement	4,957	(4,957)	—
Total intangible assets	$24,300	$(17,744)	$6,556

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$8,498	$(8,498)	$—
Non-compete agreement	200	(200)	—
Trade name	2,725	(2,725)	—
License agreement	4,957	(4,536)	421
Total intangible assets	$16,380	$(15,959)	$421

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for intangibles assets was $1.8 million, $0.7 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, estimated amortization expense for the intangible assets for each of the next five years was as follows (in thousands):

2016	$1,819
2017	1,819
2018	1,379
2019	1,232
2020	307
Total	$6,556

Inventories

Inventories are stated at the lower of cost (primarily average cost) or market value. Work in progress and finished goods include the cost of materials, labor, and manufacturing overhead. Inventory placed in service is either capitalized and included in equipment or expensed based upon our capitalization policies.

Marketable Securities

Our marketable securities in publicly traded equity securities as an indirect result of strategic investments are classified as available-for-sale and are reported at fair value. See Note 8-Other Assets.

The marketable securities are held within a Rabbi Trust for the purpose of paying future executive deferred compensation benefit obligations. Unrealized gains and losses are reported as a component of stockholders’ equity. Realized gains and losses on marketable securities are included in other income on our consolidated statements of income, net when realized. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary. Realized gains (losses) on investments were $(0.7) million, $1.4 million and $3.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for significant improvements and betterments are capitalized when they enhance or extend the useful life of the asset. Expenditures for routine repairs and maintenance, which do not improve or extend the life of the related assets, are expensed when incurred. When properties or equipment are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized on the consolidated statements of income.

Depreciation on fixed assets is computed using the straight-line method over the estimated useful lives of the individual assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. The depreciation of fixed assets recorded under capital lease agreements is included in depreciation expense.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

All revenue is recognized when all of the following criteria have been met: (1) evidence of an arrangement exists; (2) delivery to and acceptance by the customer has occurred; (3) the price to the customer is fixed or determinable; and (4) collectability is reasonably assured, as follows:

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

Tubular Sales Revenue. Revenue on tubular sales is recognized when the product has shipped and significant risks of ownership have passed to the customer. The sales arrangements typically do not include right of return or other similar provisions or other post-delivery obligations. In some regions, customers have a right of return due to purchasing of excess products and deliverability limitations of products in remote locations. When the likelihood of a return exists on a sale, a determination of this portion of revenue is reclassified to deferred revenue until such time as the product is returned or the return period has expired.

Some of our tubular sales customers have requested that we store pipe and connectors purchased from us in our facilities. We considered whether revenue should be recognized on these sales under the “bill and hold” guidance provided by the SEC Staff; however, based upon the assessment performed, revenue recognition on these transactions totaling $57.6 million and $76.1 million was deferred at December 31, 2015 and 2014, respectively.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2016, the FASB issued accounting guidance on the recognition and measurement of financial assets and financial liabilities. Under this guidance, equity investments will be measured at fair value with changes in fair value recognized in net income. The guidance requires public businesses to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. The guidance also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The guidance is not applicable to equity investments accounted for under the equity method of accounting. The guidance is effective for interim and annual periods beginning after December 15, 2017. Management does not believe the adoption will have a material impact on our consolidated financial statements.

In November 2015, the FASB issued accounting guidance on the classification and presentation of deferred taxes. The guidance eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. The guidance requires all deferred tax assets and liabilities be classified as noncurrent. The guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The amendments in this guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this guidance on December 31, 2015 and the adoption did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued accounting guidance on simplifying the measurement of inventory. Under this guidance, inventory will be measured at the lower of cost and net realizable value. Options that currently exist for market value will be eliminated. The guidance defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. This guidance will be effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of the new accounting guidance will have on our consolidated financial statements.

In April 2015, the FASB issued amended guidance on the presentation of debt issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset, consistent with debt discounts and premiums. Amortization of the costs will be reported as interest expense. In August 2015, additional guidance was provided to address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC staff stated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted this guidance during 2015 and the adoption did not have an impact on our consolidated financial statements.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A reconciliation of net income attributable to noncontrolling interest is detailed as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income	$106,110	$229,312	$350,830
Add: Provision for income taxes of FINV (1)	6,585	45,433	20,750
Less: (Income) loss in FINV (2)	(6,824)	(392)	224
Net income subject to noncontrolling interest	105,871	274,353	371,804
Noncontrolling interest percentage (3)	25.4%	25.6%	25.7%
Net income attributable to noncontrolling interest	$27,000	$70,275	$95,368

(1)	Represents income tax expense of entities outside of FICV as well as income tax attributable to our proportionate share of the U.S. operations of our partnership interests in FICV.

(2)	Represents results of operations for entities outside of FICV.

(3)	Represents the economic interest in FICV held by MHI. This percentage will change as additional shares of FINV common stock are issued.

Note 3—Discontinued Operations

On June 14, 2013, we sold a component of our Tubular Sales segment, which manufactured centralizers for sales to third parties, and recognized a gain on sale of $39.6 million, which is included in income from discontinued operations on the consolidated statements of income. As a result, for the year ended December 31, 2013, the operations from that component have been reported as discontinued operations.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the results of discontinued operations (in thousands):

Year Ended December 31, 2013

Revenues	$7,554

Income from discontinued operations	$3,036
Gain on sale of discontinued operations	39,629
Income from discontinued operations
before income taxes	42,665
Income tax expense	30
Net income from discontinued operations	$42,635

The major classes of assets and liabilities as of June 14, 2013, which were included in the disposition were as follows (in thousands):

Accounts receivable, net	$1,968
Inventory	4,905
Prepaid and other current assets	53
Property, plant and equipment	2,260
Goodwill	1,497
Total assets	$10,683

Total liabilities	$312

Cash flows from discontinued operations are included with cash flows from continuing operations in the consolidated statements of cash flows for the year ended December 31, 2013.

Note 4—Acquisition

On April 1, 2015, Frank’s International, LLC, a Texas limited liability company (“Frank’s LLC”) and an indirect wholly-owned subsidiary of FICV closed on a transaction, which was an immaterial acquisition, to purchase all of the outstanding equity interests of Timco Services, Inc. ("Timco"), a Louisiana corporation with a strong presence in the Permian Basin and Eagle Ford Shale regions, in exchange for consideration consisting of (i) approximately $81.0 million inclusive of a tax reimbursement payment of $8.0 million as well as closing adjustments for normal operating activity and customary purchase price adjustments and (ii) contingent consideration of up to $20.0 million, payable in two separate payments of $10.0 million based upon exceeding certain targets of the United States land rotary rig count, as reported by Baker Hughes, over prescribed time periods, which is revalued each quarter as discussed in Note 11 - Fair Value Measurements. As of December 31, 2015, the contingent consideration had a fair value of approximately $7.0 thousand. In addition, each party agreed to indemnify the other for breaches of representations and warranties, breaches of covenants and certain other matters, subject to certain exceptions.

The Timco acquisition was accounted for as a business combination in accordance with accounting guidance. As described in Note 11 - Fair Value Measurements, the purchase price is allocated to the fair value of assets acquired and liabilities assumed based on a discounted cash flow model and goodwill is recognized for the excess consideration transferred over the fair value of the net assets. We recognized $4.9 million of goodwill. The goodwill is assigned to the U.S. Services segment and is deductible for tax purposes. The purchase price allocation was finalized during the fourth quarter of 2015.

In connection with the Timco acquisition, we acquired intangible assets in the amount of $7.9 million related to customer relationships, trade names and non-compete clauses. The intangible assets will be amortized over their

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated useful lives. Amortization expense for the intangible assets for the Timco acquisition was $1.4 million for the year ended December 31, 2015.

Note 5—Accounts Receivable, net

Accounts receivable at December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015	2014
Trade accounts receivable, net of allowance
of $2,528 and $2,477, respectively	$166,256	$291,140
Unbilled receivables	40,033	62,993
Taxes receivable	34,163	32,056
Affiliated (1)	3,966	3,370
Other receivables	1,773	1,418
Total accounts receivable	$246,191	$390,977

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates and receivables for aircraft charter income.

Note 6—Inventories

Inventories at December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015	2014

Pipe and connectors	$137,245	$185,076
Finished goods	4,020	4,291
Work in progress	5,230	3,363
Raw materials, components and supplies	14,768	11,278
Total inventories	$161,263	$204,008

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Property, Plant and Equipment

The following is a summary of property, plant and equipment at December 31, 2015 and 2014 (in thousands):

	Estimated
	Useful Lives	December 31,
	in Years	2015	2014

Land and land improvements (1)	8 - 15	$19,408	$21,804
Buildings and improvements	39	74,152	69,827
Rental machinery and equipment	7	898,134	763,722
Machinery and equipment - other	7	60,250	64,648
Furniture, fixtures and computers	5	18,240	17,915
Automobiles and other vehicles	5	48,402	37,417
Aircraft	7	16,267	14,868
Leasehold improvements	7-15, or lease term if shorter	7,947	6,353
Construction in progress - machinery
and equipment and buildings	—	102,432	114,308
		1,245,232	1,110,862
Less: Accumulated depreciation		(620,273)	(530,720)
Total property, plant and equipment, net		$624,959	$580,142

(1) The estimated useful life presented is only land improvements. Land does not have a depreciable life.

Depreciation expense was approximately $107.2 million, $89.4 million and $77.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 8—Other Assets

Other assets at December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31,
	2015	2014

Marketable securities held in Rabbi Trust (1)	$45,254	$45,126
Deferred tax asset	536	1,507
Deposits	2,031	4,043
Other	5,112	6,281
Total other assets	$52,933	$56,957

(1)	See Note 11 – Fair Value Measurements

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Accrued and Other Current Liabilities

Accrued and other current liabilities at December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31,
	2015	2014

Accrued compensation	$25,281	$35,097
Accrued property and other taxes	23,790	32,190
Accrued severance and other charges	22,244	—
Income taxes	7,385	3,362
Accrued inventory	5,281	6,235
Accrued medical claims	4,141	3,218
Accrued purchase orders	5,562	8,081
Other	18,200	26,044
Total accrued and other current liabilities	$111,884	$114,227

Note 10—Debt

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million for letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of our credit agreement, we have the ability to increase the commitments under the Credit Facility by $150.0 million. At December 31, 2015 and 2014, we did not have any outstanding indebtedness under the Credit Facility. In addition, we had $4.7 million in letters of credit outstanding as of December 31, 2015.

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in our credit agreement) of not more than 2.50 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of December 31, 2015, we were in compliance with all financial covenants under the Credit Facility.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AFCO Credit Corporation - Insurance Notes Payable

In 2015, we entered into a note to finance annual insurance premiums for $7.6 million. The note bears interest at an annual rate of 1.9% and will mature in October 2016. At December 31, 2015, the total outstanding balance was $6.9 million.

Note 11—Fair Value Measurements

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Liabilities

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of December 31, 2015 and 2014 were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2015
Assets:
Derivative financial instruments	$—	$210	$—	$210
Investments available-for-sale:
Marketable securities - deferred
compensation plan	$—	$45,254	$—	$45,254
Marketable securities - other	2,387	—	—	2,387
Liabilities:
Marketable securities - deferred
compensation plan	—	43,568	—	43,568
Contingent consideration	—	—	7	7

December 31, 2014
Assets:
Investments available-for-sale:
Marketable securities - deferred
compensation plan	$—	$45,126	$—	$45,126
Marketable securities - other	2,257	—	—	2,257
Liabilities:
Marketable securities - deferred
compensation plan	—	42,968	—	42,968

Our derivative financial instruments consist of short-duration foreign currency forward contracts. The fair value of derivative financial instruments is based on quoted market values including foreign exchange forward rates and interest rates. The fair value is computed by discounting the projected future cash flow amounts to present value. The derivative financial instruments are included in accounts receivable, net in our consolidated balance sheets.

Our investments associated with our deferred compensation plan consist of marketable securities that are held in the form of investments in mutual funds within insurance contracts. Assets and liabilities measured using significant observable inputs are reported at fair value based on third-party broker statements which are derived from the fair value of the funds' underlying investments. Other marketable securities and investments are included in other assets on the consolidated balance sheets. Our valuation technique used to estimate the fair value of contingent consideration payable in connection with our acquisition of Timco (as described in Note 4) is the Monte Carlo simulation lattice option-pricing model which uses weekly rig count forecasts through June 30, 2017 as a basis for the simulation. The contingent consideration is included in other non-current liabilities on the balance sheet.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We used the following assumptions in the Monte Carlo simulation lattice option-pricing model:

December 31, 2015
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

The following table sets forth a reconciliation of the changes in the fair value of the contingent consideration payable, which changed as a result of the significant reduction in the rig count forecast. The contingent consideration is classified as Level 3 in the fair value hierarchy (in thousands):

Significant
Unobservable
Beginning balance, December 31, 2014	$—
Issuance of contingent consideration	1,539
Change in value of contingent consideration	(1,532)
Ending Balance, December 31, 2015	$7

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

Other Fair Value Considerations

The carrying values on our consolidated balance sheet of our cash and cash equivalents, trade accounts receivable, other current assets, accounts payable, accrued and other current liabilities and lines of credit approximate fair values due to their short maturities.

Note 12— Derivatives

In December 2015, we began entering into short-duration foreign currency forward derivative contracts to reduce the risk of foreign currency fluctuations. We use these instruments to mitigate our exposure to non-local currency operating working capital. We record these contracts at fair value on our consolidated balance sheets. Although the derivative contracts will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not formally designated as hedge contracts for hedge accounting treatment. Accordingly, any changes in the fair value of the derivative instruments during a period will be included in our consolidated statements of income.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015 we had the following foreign currency derivative contracts outstanding in U.S. Dollars (in thousands):

	December 31, 2015
	Notional	Contractual	Settlement
Derivative Contracts	Amount	Exchange Rate	Date
Canadian dollar	$5,091	1.3751	1/13/16
Euro	19,706	1.0948	1/13/16
Norwegian kroner	11,498	8.6973	1/13/16
Pound sterling	7,516	1.5031	1/13/16

The following table summarizes the location and fair value amounts of all derivative contracts in the consolidated balance sheets as of December 31, 2015 (in thousands):

Derivatives not designated as Hedging Instruments	Consolidated Balance Sheet Location	December 31, 2015
Foreign currency contracts	Accounts receivable, net	$210

The following table summarize the location and amounts of the unrealized gains on derivative contracts in the consolidated income statement as of December 31, 2015 (in thousands):

Derivatives not designated as Hedging Instruments	Location of gain recognized in income on derivative contracts	December 31, 2015
Unrealized gain on foreign currency contracts	Other income	$210

Our derivative transactions are governed through International Swaps and Derivatives Association ("ISDA") master agreements. These agreements include stipulations regarding the right of offset in the event that we or our counterparty default on our performance obligations. If a default were to occur, both parties have the right to net amounts payable and receivable into a single net settlement between parties. Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.

The following table presents the gross and net fair values of our derivatives as of December 31, 2015 (in thousands):

	December 31, 2015
Netting Adjustments	Derivative Asset Positions	Derivative Liability Positions
Gross position - asset / (liability)	$316	$(106)
Netting adjustment	(106)	106
Net position - asset / (liability)	$210	$—

Note 13—Preferred Stock

At December 31, 2015 and 2014, we had 52,976,000 shares of Series A preferred stock, par value €0.01 per share (the "Preferred Stock") issued and outstanding, which were held by MHI. Each share of Preferred Stock has a liquidation preference equal to its par value of €0.01 per share and is entitled to an annual dividend equal to 0.25% of its par value. The preferred dividend of $1,506 for the year ended December 31, 2014 was paid on June 30, 2015. We expect to pay the annual dividend for the year ended December 31, 2015 in May 2016. Additionally, each share of Preferred Stock

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

entitles its holder to one vote. Preferred stockholders vote with the common stockholders as a single class on all matters presented to FINV's shareholders for their vote.

MHI has the right to convert all or a portion of its Preferred Stock into shares of our common stock by delivery of an equivalent portion of its interest in FICV to us. Accordingly, the increase in our interest in FICV in connection with the conversion will decrease the noncontrolling interest in our financial statements that is attributable to MHI's interest in FICV. As of December 31, 2015, there have been no conversions of the Preferred Stock or exchanges of the FICV limited partner interests. Exchanges are subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The Preferred Stock is classified outside of permanent equity in our consolidated balance sheet at its redemption value of par plus accrued and unpaid dividends because the conversion provisions are not solely within our control.

Note 14—Treasury Stock

At December 31, 2015, common shares held in treasury totaled 514,812 with a cost of $9.3 million. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested.

Note 15—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease office space from an affiliated partnership. Rent expense related to these leases was $7.6 million, $7.4 million and $5.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

We are a party to certain agreements relating to the rental of aircraft to Western Airways ("WA"), an entity owned by the Mosing family. Prior to our initial public offering (the "IPO"), we had entered agreements, whereby we leased the aircraft as needed for a rental fee per hour and reimbursed WA for a management fee and hangar rental. The rental fees exceeded the reimbursement costs and we recorded net charter income. Subsequent to the IPO in 2013, we entered into new agreements with WA for the aircraft that was retained by us whereby we are paid a flat monthly fee for dry lease rental and charged block hours monthly. In 2015, we amended the agreements to reflect both dry lease and wet lease rental, whereby we are charged a flat monthly fee and earn charter income from third party usage. We recorded net charter expense of $2.0 million and $1.5 million for the years ended December 31, 2015 and 2014, respectively, and net charter income of $1.0 million for the year ended December 31, 2013.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The TRA provides that FINV may terminate it early. If FINV elects to terminate the TRA early, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that MHI or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on December 31, 2015, the estimated termination payment would be approximately $45.5 million (calculated using a discount rate of 5.67%). The foregoing number is merely an estimate and the actual payment could differ materially.

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

Note 16—Earnings Per Common Share

Basic earnings per common share is determined by dividing net income, less preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, assuming all potentially dilutive shares were issued.

We apply the treasury stock method to determine the dilutive weighted average common shares represented by the unvested restricted stock units and ESPP shares. The diluted earnings per share calculation assumes the conversion of 100% of our outstanding Preferred Stock on an as if converted basis. Accordingly, the numerator is also adjusted to include the earnings allocated to the noncontrolling interest after taking into account the tax effect of such exchange.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the basic and diluted earnings per share calculations (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator - Basic
Income from continuing operations	$106,110	$229,312	$308,195
Less: Net income attributable to noncontrolling interest	(27,000)	(70,275)	(95,368)
Discontinued operations attributable to noncontrolling interest	—	—	10,935
Less: Preferred stock dividends	(2)	(1)	—
Income from continuing operations
attributable to common shareholders	79,108	159,036	223,762
Income from discontinued operations attributable to FINV	—	—	31,700
Net income available to common shareholders	$79,108	$159,036	$255,462

Numerator - Diluted
Income from continuing operations
attributable to common shareholders	$79,108	$159,036	$223,762
Add: Net income attributable to noncontrolling interest (1)	24,784	54,866	77,106
Add: Preferred stock dividends	2	1	—
Diluted income from continuing operations
applicable to common shareholders	103,894	213,903	300,868
Income from discontinued operations attributable to FINV	—	—	42,635
Dilutive net income available to common shareholders	$103,894	$213,903	$343,503

Denominator
Basic weighted average common shares	154,662	153,814	132,257
Exchange of noncontrolling interest for common stock (Note 13)	52,976	52,976	52,976
Restricted stock units	1,512	1,038	273
Stock to be issued pursuant to ESPP	2	—	—
Diluted weighted average common shares	209,152	207,828	185,506

Basic earnings per common share:
Continuing operations	$0.51	$1.03	$1.69
Discontinued operations	—	—	0.24
Total	$0.51	$1.03	$1.93

Diluted earnings per common share:
Continuing operations	$0.50	$1.03	$1.62
Discontinued operations	—	—	0.23
Total	$0.50	$1.03	$1.85

(1)	Adjusted for the additional tax expense upon the assumed conversion of the Preferred Stock	$2,216	$15,409	$7,327

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Stock-Based Compensation

2013 Long-Term Incentive Plan

Under our 2013 Long-Term Incentive Plan (the “LTIP”), stock options, SARs, restricted stock, restricted stock units, dividend equivalent rights and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after 10 years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our board of directors terminates the plan. There are 20,000,000 shares of common stock reserved for issuance under the LTIP. As of December 31, 2015, 16,038,580 shares remained available for issuance.

Restricted Stock Units

Upon completion of the IPO and pursuant to the LTIP, we began granting restricted stock units. Substantially all RSUs granted under the LTIP vest ratably over a period of two to three years. Certain restricted stock unit awards provide for accelerated vesting for qualifying terminations of employment or service.

Employees granted RSUs are not entitled to dividends declared on the underlying shares while the restricted stock unit is unvested. As such, the grant date fair value of the award is measured by reducing the grant date price of our common stock by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The weighted average grant date fair value of RSUs granted during the years ended December 31, 2015, 2014 and 2013 was $14.6 million, $3.1 million and $74.1 million, respectively. Compensation expense is recognized ratably over the vesting period. As of December 31, 2015, we assumed no annual forfeiture rate because of our lack of turnover and history for this type of award.

Stock-based compensation expense relating to RSUs included in general and administrative expenses on the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 was $26.1 million, $38.4 million and $7.2 million, respectively. An additional $2.3 million of stock-based compensation expense was recorded in severance and other charges as a result of our reduction efforts mentioned in Note 20, bringing the total stock-based compensation expense recorded to $28.4 million for the year ended December 31, 2015. Unamortized stock compensation expense as of December 31, 2015 relating to RSUs totaled approximately $15.1 million which will be expensed over a weighted average period of 1.29 years.

Non-vested RSUs outstanding as of December 31, 2015 and the changes during the year were as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested at December 31, 2014	2,577,237	$20.98
Granted	932,202	15.71
Vested	(1,069,630)	20.94
Forfeited	(80,436)	19.91
Non-vested at December 31, 2015	2,359,373	$18.95

Employee Stock Purchase Plan

In connection with the completion of our IPO, we adopted the Frank's International N.V. ESPP, which became effective January 1, 2015. Under the ESPP, eligible employees have the right to purchase shares of common stock at the lesser of (i) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the first day of the option period, or (ii) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the last day of the option period. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. We have reserved three million shares of our common

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock for issuance under the ESPP. Shares of our common stock issued to our employees under the ESPP totaled 20,291 shares in 2015. For the year ended December 31, 2015, we recognized $0.2 million of compensation expense related to stock purchased under the ESPP.

In January 2016, we issued 28,454 shares of our common stock to our employees under this plan to satisfy the employee purchase period from July 1, 2015 to December 31, 2015, which increased our common stock outstanding. There are currently 2,951,255 shares available under this plan.

Note 18—Employee Benefit Plans

U.S. Benefit Plans

401(k) Savings and Investment Plan. Frank's International, LLC administers a 401(k) savings and investment plan (the “Plan”) as part of the employee benefits package. Employees were required to complete six months of service before becoming eligible to participate in the Plan. On October 1, 2015, the Plan was amended to change the service period to one month. Under the terms of the Plan, we match 75% of employee contributions up to $3,000 annually. Our matching contributions to the Plan totaled $3.4 million, $3.5 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Executive Deferred Compensation Plan. In December 2004, we and certain affiliates adopted the Frank’s Executive Deferred Compensation Plan (“EDC Plan”). The purpose of the EDC Plan is to provide participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified cash compensation. Participant contributions are immediately vested. Our contributions vest after five years of service. All participant benefits under this EDC Plan shall be paid directly from the general funds of the applicable participating subsidiary or a grantor trust, commonly referred to as a Rabbi Trust, created for the purpose of informally funding the EDC Plan, and other than such Rabbi Trust, no special or separate fund shall be established and no other segregation of assets shall be made to assure payment. The assets of our EDC Plan’s trust are invested in a corporate owned split-dollar life insurance policy and an amalgamation of mutual funds (See Note 8).

We recorded compensation expense related to the vesting of the Company’s contribution of $1.9 million, $2.3 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The total liability recorded at December 31, 2015 and 2014, related to the EDC Plan was $43.6 million and $43.0 million, respectively, and was included in other noncurrent liabilities on the consolidated balance sheets.

Foreign Benefit Plans

We sponsor certain benefit plans as dictated by host country law. We recorded expense related to foreign benefit plans of $5.5 million, $6.6 million and $4.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 19—Income Taxes

Income from continuing operations before income tax expense was comprised of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013

United States	$30,795	$144,756	$177,244
Foreign	112,634	159,968	169,678
Income from continuing operations
before income tax expense	$143,429	$304,724	$346,922

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes have been provided for based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Components of income tax expense consist of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current
U.S. federal	$3,141	$19,152	$9,367
U.S. state and local	(1,424)	2,663	630
Foreign	30,734	25,602	25,052
Total current	32,451	47,417	35,049

Deferred
U.S. federal	8,138	20,521	10,696
U.S. state and local	(3,042)	3,357	833
Foreign	(228)	4,117	(7,851)
Total deferred	4,868	27,995	3,678
Total income tax expense	$37,319	$75,412	$38,727

Foreign taxes were incurred in the following regions for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013

Latin America	$6,077	$2,301	$(4,171)
West Africa	8,413	11,247	8,789
Middle East	5,474	8,630	4,765
Europe	3,317	1,690	1,842
Asia Pacific	1,454	2,032	2,732
Other	5,771	3,819	3,244
Total foreign income tax expense	$30,506	$29,719	$17,201

A reconciliation of the differences between the income tax provision computed at the U.S. statutory rate and the reported provision for income taxes for the periods indicated is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013

Income tax expense at statutory rate	$54,854	$116,557	$133,565
Benefit of pass through entity status	—	—	(41,644)
Taxes on foreign earnings at less than the U.S statutory rate	(12,569)	(31,468)	(48,154)
Noncontrolling interest	(2,991)	(14,116)	(6,869)
Other	(1,975)	4,439	1,829
Total income tax expense	$37,319	$75,412	$38,727

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

	December 31,
	2015	2014
Deferred tax assets
Current
Other	$—	$7
Noncurrent
Other	296	1,696
Property and equipment	240	187
Valuation allowance	—	(376)
Total deferred tax assets	536	1,514

Deferred tax liabilities
Current
Other	—	(417)
Noncurrent
Investment in partnership	(39,962)	(35,182)
Other	(295)	(139)
Total deferred liabilities	(40,257)	(35,738)

Net deferred tax liabilities	$(39,721)	$(34,224)

Undistributed earnings of certain of our foreign subsidiaries amounted to approximately $500.0 million at December 31, 2015. It is our intention to permanently reinvest undistributed earnings and profits from the subsidiaries of the consolidated companies’ operations that have been generated through December 31, 2015 and future plans do not demonstrate a need to repatriate the foreign amounts to fund parent company activity.

As of December 31, 2015 and 2014, we have total gross unrecognized tax benefits of $0.1 million and $0.3 million, respectively. Substantially all of the uncertain tax positions, if recognized in the future, would impact our effective tax rate. We have elected to classify interest and penalties incurred on income taxes as income tax expense.

We file income tax returns in various international tax jurisdictions. As of December 31, 2015, the tax years 2009 through 2015 remain open to examination in the major foreign taxing jurisdictions to which we are subject. We are currently under audit by the Internal Revenue Service for the tax period ending June 30, 2014. We do not expect any material adjustments resulting from this audit.

Note 20—Severance and Other Charges

During 2015, we executed a workforce reduction plan as part of our cost savings initiatives due to depressed oil and gas prices. The reduction was communicated to affected employees on various dates. The plan resulted in a reduction of approximately 800 employees.

On January 5, 2016, we announced the transition of our Chairman of the board of supervisory directors (who also held the role of Executive Chairman of the company) to a non-executive director of the supervisory board effective as of December 31, 2015.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded expenses of approximately $35.5 million for the year ended December 31, 2015, which included cash severance payments, accelerated vesting of RSU grants for certain individuals and other employee-related termination costs as well as base rationalization and lease termination fees. These costs are reflected in our consolidated statements of income under severance and other charges. As of December 31, 2015, we had a $22.2 million liability.

Below is a reconciliation of the beginning and ending liability balance (in thousands):

	International Services	U.S. Services	Tubular Sales	Total
Beginning balance, December 31, 2014	$—	$—	$—	$—
Additions for costs expensed	1,500	32,838	1,146	35,484
Other adjustments	—	(87)	47	(40)
Severance and other payments	(1,422)	(8,302)	(1,193)	(10,917)
Reclass to equity for acceleration of RSU awards	—	(2,283)	—	(2,283)
Ending balance, December 31, 2015	$78	$22,166	$—	$22,244

We expect to pay a significant portion of the remaining liability no later than the third quarter of 2016.

Note 21—Commitments and Contingencies

Commitments

We are committed under various noncancelable operating lease agreements primarily related to facilities and equipment that expire at various dates throughout the next several years. Future minimum lease commitments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2015, are as follows (in thousands):

Year Ending December 31,
2016	$11,575
2017	9,773
2018	7,220
2019	3,870
2020	3,767
Thereafter	16,673
Total future lease commitments	$52,878

Total rent expense incurred under operating leases was $19.6 million, $17.2 million, and $12.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonable estimated. As of December 31, 2015, we had no material accruals for loss contingencies, individually or in the aggregate. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22—Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013

Cash paid for interest	$180	$559	$1,542
Cash paid for income taxes	20,499	28,004	29,196

Non-cash transactions:
Change in accounts payable related to capital expenditures	$(3,534)	$(3,479)	$3,787
Insurance premium financed by note payable	7,630	—	—
Distribution of net assets to MHI	—	—	50,319

Note 23—Segment Information

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

The Tubular Sales segment designs, manufactures and distributes large outside diameter ("OD") pipe, connectors and casing attachments and sells large OD pipe originally manufactured by various pipe mills. We also provide specialized fabrication and welding services in support of offshore projects, including drilling and production risers, flowlines and pipeline end terminations, as well as long length tubulars (up to 300 feet in length) for use as caissons or pilings. This segment also designs and manufactures proprietary equipment for use in our International and U.S. Services segments.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

flow from operating activities or any other measure of financial performance or liquidity presented in accordance with generally accepted accounting principles in the U.S. ("GAAP").

Our CODM uses Adjusted EBITDA as the primary measure of segment reporting performance.

The following table presents a reconciliation of Segment Adjusted EBITDA to income from continuing operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Segment Adjusted EBITDA:
International Services	$182,475	$231,469	$199,620
U.S. Services	93,871	180,575	198,442
Tubular Sales	40,999	38,366	40,624
Total	317,345	450,410	438,686
Corporate and other	96	(34)	53
Adjusted EBITDA Total	317,441	450,376	438,739
Interest income (expense), net	341	87	(653)
Income tax expense	(37,319)	(75,412)	(38,727)
Depreciation and amortization	(108,962)	(90,041)	(78,082)
Gain on sale of assets	1,038	(289)	122
Foreign currency loss	(6,358)	(17,041)	(2,556)
Stock-based compensation expense	(26,119)	(38,368)	(7,220)
Severance and other costs	(35,484)	—	—
Change in value of contingent consideration	1,532	—	—
IPO transaction-related costs (1)	—	—	(3,428)
Income from continuing operations	$106,110	$229,312	$308,195

(1)	Represents charges incurred in connection with our IPO, primarily those amounts attributable to the restructuring in advance of the IPO.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth certain financial information with respect to our reportable segments. Included in “Corporate and Other” are intersegment eliminations and costs associated with activities of a general nature (in thousands):

	International Services	U.S. Services	Tubular Sales	Corporate and Other	Total

Year Ended December 31, 2015
Revenue from external customers	$442,107	$326,437	$206,056	$—	$974,600
Inter-segment revenues	754	25,844	35,927	(62,525)	—
Adjusted EBITDA	182,475	93,871	40,999	96	317,441
Depreciation and amortization	58,163	46,548	4,251	—	108,962
Property, plant and equipment	288,089	248,153	88,717	—	624,959
Capital expenditures	42,772	28,881	28,070	—	99,723

Year Ended December 31, 2014
Revenue from external customers	$537,259	$439,638	$175,735	$—	$1,152,632
Inter-segment revenues	1,471	23,734	64,542	(89,747)	—
Adjusted EBITDA	231,469	180,575	38,366	(34)	450,376
Depreciation and amortization	52,363	34,314	3,364	—	90,041
Property, plant and equipment	314,031	149,485	116,626	—	580,142
Capital expenditures	100,483	30,215	42,254	—	172,952

Year Ended December 31, 2013
Revenue from external customers	$475,297	$434,940	$167,485	$—	$1,077,722
Inter-segment revenues	3,275	20,552	71,271	(95,098)	—
Adjusted EBITDA	199,620	198,442	40,624	53	438,739
Depreciation and amortization	41,177	33,102	3,803	—	78,082
Property, plant and equipment	278,452	132,502	100,245	—	511,199
Capital expenditures	97,120	56,586	30,798	—	184,504

The CODM does not review total assets by segment as part of the financial information provided; therefore, no asset information is provided in the above table.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are a Netherlands based company and we derive our revenue from services and product sales to clients primarily in the oil and gas industry. No single customer accounted for more than 10% of our revenue for the years ended December 31, 2015, 2014 and 2013.

Geographic Areas

	Year Ended December 31,
	2015	2014	2013
Revenue:
United States	$530,133	$573,773	$542,562
Europe/Middle East/Africa	314,173	385,064	310,603
Latin America	56,515	55,021	78,019
Asia Pacific	55,995	77,952	63,709
Other countries	17,784	60,822	82,829
	$974,600	$1,152,632	$1,077,722

The revenue generated in The Netherlands was immaterial for the years ended December 31, 2015, 2014 and 2013. Other than the United States and Dubai, which had revenues of $140.4 million, no individual country represented more than 10% of our revenue for the year ended December 31, 2015. Other than the United States, no individual country represented more than 10% of our revenue for each of the years ended December 31, 2014 and 2013.

	December 31,
	2015	2014
Long-Lived Assets (PP&E)
United States	$336,870	$266,111
International	288,089	314,031
	$624,959	$580,142

Based on the unique nature of our operating structure, revenue generating assets are interchangeable between international countries and are not separately identifiable. Revenues from customers and long-lived assets in The Netherlands were insignificant in each of the years presented.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24—Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2015 and 2014 is set forth below (in thousands, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2015
Revenue	$277,437	$254,304	$239,883	$202,976	$974,600
Operating income	55,035	41,309	39,097	8,214	143,655
Net income attributable to Frank's International N.V.	34,279	20,830	16,565	7,436	79,110
Earnings per common share: (1)
Basic	$0.22	$0.14	$0.11	$0.05	$0.51
Diluted	$0.21	$0.14	$0.11	$0.04	$0.50

2014
Revenue	$264,492	$272,937	$296,183	$319,020	$1,152,632
Operating income	74,069	62,838	86,273	91,763	314,943
Net income attributable to Frank's International N.V.	41,863	35,216	47,346	34,612	159,037
Earnings per common share: (1)
Basic	$0.27	$0.23	$0.31	$0.22	$1.03
Diluted	$0.27	$0.23	$0.31	$0.22	$1.03

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

Management's Report Regarding Internal Control

See Management’s Report on Internal Control Over Financial Reporting under Item 8 of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Item 8 of this Form 10-K.

Changes in Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2015.

Item 11.  Executive Compensation

Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2015.

Item 14.  Principal Accounting Fees and Services

Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

Our Consolidated Financial Statements are included under Part II, Item 8 of this Form 10-K. For a listing of these statements and accompanying footnotes, see "Index to Consolidated Financial Statements" at page 49.

(a)(2)    Financial Statement Schedules

Schedule II - Valuation and Qualifying Account

Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Financial Statements and Supplementary Data, Item 8, or notes thereto.

(a)(3)    Exhibits

Exhibits are listed in the exhibit index beginning on page 90.

FRANK'S INTERNATIONAL N.V.
Schedule II - Valuation and Qualifying Account
(In thousands)

	Balance at	Additions/			Balance at
	Beginning of	Charged to			End of
	Period	Expense	Deductions	Other	Period

Year Ended December 31, 2015
Allowance for doubtful accounts	$2,477	$570	$(751)	$232	$2,528

Year Ended December 31, 2014
Allowance for doubtful accounts	$13,614	$1,062	$(10,497)	$(1,702)	$2,477

Year Ended December 31, 2013
Allowance for doubtful accounts	$1,697	$12,050	$—	$(133)	$13,614

Exhibit Index

#2.1
Membership Interest Purchase Agreement by and among Mark L. Guidry, Michael P. Maraist and Frank's International, LLC, dated March 11, 2015 (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 1, 2015).

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

†10.2
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

†10.7
Indemnification Agreement dated November 6, 2013, by and between Frank’s International N.V. and Michael C. Kearney (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 6, 2015).

†10.8
Indemnification Agreement dated November 6, 2013, by and between Frank’s International N.V. and Gary P. Luquette (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 6, 2015).

†10.9
Indemnification Agreement dated February 3, 2014, by and among Frank's International N.V. and Burney J. Latiolais, Jr. (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 4, 2014).

†10.10
Indemnification Agreement dated December 1, 2014, by and between Frank’s International N.V. and Jeffrey J. Bird (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36053), filed on December 1, 2014).

†10.11
Indemnification Agreement dated January 23, 2015, by and between Frank’s International N.V. and William B. Berry ((incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36053), filed on January 27, 2015).

*†10.12	Indemnification Agreement dated May 4, 2015, by and between Frank's International N.V. and Daniel A. Allinger.
*†10.13	Indemnification Agreement dated August 4, 2015, by and between Frank's International N.V. and Alejandro Cestero.
*†10.14	Indemnification Agreement dated October 19, 2015, by and between Frank's International N.V. and Ozong E. Etta.
†10.15	Employment Offer for Jeffrey J. Bird effective as of December 1, 2014 (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 6, 2015).

†10.16	Employment Offer for Gary P. Luquette effective as of January 23, 2015 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 6, 2015).
†10.17
Addendum to Employment Offer for Gary P. Luquette effective as of January 23, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 5, 2015).

†10.18
Separation and General Release Agreement, dated as of June 11, 2015, by and between Frank's International, LLC and Victor Szabo (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on June 17, 2015).

†10.19
Separation and General Release Agreement, dated as of June 11, 2015, by and between Frank's International, LLC and Charles Mike Webre (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36053), filed on June 17, 2015).

*†10.20	Separation and General Release Agreement, dated as of June 30, 2015, by and between Frank's International, LLC and Brian Baird.
*†10.21	Separation and General Release Agreement effective December 31, 2015, by and between Frank's International, LLC and John Sinders.
*†10.22	Separation Agreement dated December 31, 2015, by and among Frank's International, LLC, Frank's International N.V. and Donald Keith Mosing.
†10.23	Frank's International N.V. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (File No. 333-190607), filed on August 13, 2013).
†10.24	Frank's International N.V. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (File No. 333-190607), filed on August 13, 2013).
†10.25
First Amendment to Frank's International N.V. Employee Stock Purchase Plan effective as of December 31, 2013 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 4, 2014).

†10.26
Second Amendment to Frank's International N.V. Employee Stock Purchase Plan effective as of November 5, 2014 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 7, 2014).

†10.27
Third Amendment to Frank's International N.V. Employee Stock Purchase Plan effective as of January 1, 2016 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 5, 2015).

†10.28
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

†10.31
First Amendment to the Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Employee Form) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 7, 2014).

†10.32
Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Employee Form) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 4, 2014).

†10.33
Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Employee Form) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on December 1, 2014).

†10.34
Amendment to Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (IPO Grants Form) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36053), filed on June 17, 2015).

†10.35
Amendment to Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Bonus Grants Form) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36053), filed on June 17, 2015).

*†10.36	Frank's International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Time Vested Form).
*†10.37	Frank's International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Performance Based Form).
10.38
Frank's International N.V. Executive Change-in-Control Severance Plan, dated May 20, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 27, 2015).

10.39
Form of Frank's International N.V. Executive Change-in-Control Severance Plan Participation Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 5, 2015).

10.40
Frank's Executive Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.41
Tax Receivable Agreement, dated August 14, 2013, by and among Frank's International N.V., Frank's International C.V. and Mosing Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.42
Registration Rights Agreement, dated August 14, 2013, by and among Frank's International N.V., Mosing Holdings, Inc. and FWW B.V. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.43
Global Transaction Agreement, dated July 22, 2013, by and among Frank's International N.V. and Mosing Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1/A (File No. 333-188536), filed on July 24, 2013).

10.44
Voting Agreement, dated July 22, 2013, by and among Ginsoma Family C.V., FWW B.V., Mosing Holdings, Inc., and certain other parties thereto (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A (File No. 333-188536), filed on July 24, 2013).

10.45
Frank's International C.V. Management Agreement, dated August 14, 2013, by and among Frank's International N.V., Frank's International LP B.V., Frank's International Management B.V. and Mosing Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.46
Amendment No. 7 to the Limited Partnership Agreement of Frank's International C.V., dated as of December 31, 2014 (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 6, 2015).

*10.47	Amendment No. 8 to the Limited Partnership Agreement of Frank's International C.V., dated as of December 31, 2015.
*21.1	List of Subsidiaries of Frank's International N.V.
*23.1	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	Frank's International N.V.
(Registrant)

Date: February 29, 2016	By:	/s/ Jeffrey J. Bird
Jeffrey J. Bird
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2016.

Signature	Title

/s/ Gary P. Luquette	President, Chief Executive Officer and
Gary P. Luquette	Supervisory Director
(Principal Executive Officer)

/s/ Jeffrey J. Bird	Executive Vice President and Chief Financial Officer
Jeffrey J. Bird	(Principal Financial Officer)

/s/ Ozong Etta	Vice President, Chief Accounting Officer
Ozong E. Etta	(Principal Accounting Officer)

/s/ Michael C. Kearney	Chairman of the Board of Supervisory Directors
Michael C. Kearney

/s/ Donald Keith Mosing	Supervisory Director
Donald Keith Mosing

/s/ Kirkland D. Mosing	Supervisory Director
Kirkland D. Mosing

/s/ Steven B. Mosing	Supervisory Director
Steven B. Mosing

/s/ William B. Berry	Supervisory Director
William B. Berry

/s/ Sheldon Erikson	Supervisory Director
Sheldon R. Erikson