Form 10-Q
period 2016-03-31
Frank's International N.V.
filed 2016-04-29
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from    ______    to    ______
Commission file number: 001-36053

Frank’s International N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	98-1107145
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

Mastenmakersweg 1
1786 PB Den Helder, The Netherlands	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +31 (0)22 367 0000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 21, 2016, there were 155,403,849 shares of common stock, €0.01 par value per share, outstanding.

TABLE OF CONTENTS
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2016 and December 31, 2015	3
	Consolidated Statements of Operations for the Three Months
	Ended March 31, 2016 and 2015	4
	Consolidated Statements of Comprehensive Income for the Three Months
	Ended March 31, 2016 and 2015	5
	Consolidated Statements of Stockholders' Equity for the Three Months
	Ended March 31, 2016 and 2015	6
	Consolidated Statements of Cash Flows for the Three Months
	Ended March 31, 2016 and 2015	7
	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 6.	Exhibits	36

Signatures		37

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2016	2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$608,798	$602,359
Accounts receivables, net	214,462	246,191
Inventories	156,227	161,263
Other current assets	13,768	13,923
Total current assets	993,255	1,023,736

Property, plant and equipment, net	605,884	624,959
Goodwill and intangible assets, net	24,755	25,210
Other assets	53,940	52,933
Total assets	$1,677,834	$1,726,838

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$4,636	$7,321
Accounts payable	10,046	12,784
Deferred revenue	52,480	57,637
Accrued and other current liabilities	102,597	111,884
Total current liabilities	169,759	189,626

Deferred tax liabilities	37,004	40,257
Other non-current liabilities	42,795	44,824
Total liabilities	249,558	274,707

Commitments and contingencies (Note 18)

Series A preferred stock, €0.01, par value, 52,976,000 shares authorized,
issued and outstanding	705	705

Stockholders' equity:
Common stock, €0.01, par value, 745,120,000 shares authorized:
155,913,891 shares issued and 155,357,783 shares outstanding at 2016 and
155,661,150 shares issued and 155,146,338 shares outstanding at 2015	2,048	2,045
Additional paid-in capital	717,079	712,486
Retained earnings	507,549	531,621
Accumulated other comprehensive loss	(23,425)	(25,555)
Treasury stock (at cost), 556,108 at 2016 and 514,812 shares at 2015	(9,882)	(9,298)
Total stockholders' equity	1,193,369	1,211,299
Noncontrolling interest	234,202	240,127
Total equity	1,427,571	1,451,426
Total liabilities and equity	$1,677,834	$1,726,838

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Equipment rentals and services	$131,257	$232,405
Products	22,229	45,032
Total revenue	153,486	277,437

Operating expenses:
Cost of revenues, exclusive of depreciation
and amortization
Equipment rentals and services	55,801	93,600
Products	12,329	22,847
General and administrative expenses	58,952	69,797
Depreciation and amortization	29,450	24,001
Severance and other charges	606	11,973
(Gain) loss on sale of assets	(770)	184
Operating income (loss)	(2,882)	55,035

Other income (expense):
Other income (expense)	(497)	1,087
Interest income (expense), net	206	8
Foreign currency gain (loss)	(41)	1,533
Total other income (expense)	(332)	2,628

Income (loss) before income tax expense (benefit)	(3,214)	57,663
Income tax expense (benefit)	(806)	11,262
Net income (loss)	(2,408)	46,401
Net income (loss) attributable to noncontrolling interest	(1,636)	12,122
Net income (loss) attributable to Frank's International N.V.	$(772)	$34,279

Earnings per common share:
Basic	$—	$0.22
Diluted	$—	$0.21

Weighted average common shares outstanding:
Basic	155,244	154,329
Diluted	155,244	208,479

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net income (loss)	$(2,408)	$46,401
Other comprehensive income:
Foreign currency translation adjustments	2,662	(11,747)
Unrealized gain on marketable securities, net of tax	191	354
Total other comprehensive income (loss)	2,853	(11,393)
Comprehensive income	445	35,008
Less: Comprehensive income (loss) attributable to noncontrolling interest	(913)	9,214
Comprehensive income attributable to Frank's International N.V.	$1,358	$25,794

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2015
					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Interest	Equity
Balances at December 31, 2014	154,327	$2,033	$683,611	$545,357	$(14,210)	$(4,801)	$260,546	$1,472,536
Net income	—	—	—	34,279	—	—	12,122	46,401
Foreign currency
translation adjustments	—	—	—	—	(8,749)	—	(2,998)	(11,747)
Unrealized gain on
marketable securities	—	—	—	—	264	—	90	354
Stock-based compensation
expense	—	—	8,010	—	—	—	—	8,010
Amount withheld for employee
stock purchase plan ("ESPP")	—	—	55	—	—	—	—	55
Distributions to noncontrolling
interest	—	—	—	—	—	—	(20,982)	(20,982)
Common stock dividends
($0.15 per share)	—	—	—	(23,150)	—	—	—	(23,150)
Common shares issued
upon vesting of restricted
stock units	6	—	—	—	—	—	—	—
Treasury shares withheld	(2)	—	—	—	—	(36)	—	(36)
Balances at March 31, 2015	154,331	$2,033	$691,676	$556,486	$(22,695)	$(4,837)	$248,778	$1,471,441

	Three Months Ended March 31, 2016
					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Loss	Stock	Interest	Equity
Balances at December 31, 2015	155,146	$2,045	$712,486	$531,621	$(25,555)	$(9,298)	$240,127	$1,451,426
Net loss	—	—	—	(772)	—	—	(1,636)	(2,408)
Foreign currency
translation adjustments	—	—	—	—	1,987	—	675	2,662
Unrealized gain on
marketable securities	—	—	—	—	143	—	48	191
Stock-based
compensation expense	—	—	4,104	—	—	—	—	4,104
Amount withheld for employee
stock purchase plan ("ESPP")	—	—	104	—	—	—	—	104
Distribution to
noncontrolling interest	—	—	—	—	—	—	(5,012)	(5,012)
Common stock dividends
($0.15 per share)	—	—	—	(23,300)	—	—	—	(23,300)
Common shares issued
upon vesting of restricted
stock units	224	3	(3)	—	—	—	—	—
Common shares issued for ESPP	29	—	388					388
Treasury shares withheld	(41)	—	—	—	—	(584)	—	(584)
Balances at March 31, 2016	155,358	$2,048	$717,079	$507,549	$(23,425)	$(9,882)	$234,202	$1,427,571

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(2,408)	$46,401
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	29,450	24,001
Stock-based compensation expense	4,104	8,010
ESPP expense	104	55
Amortization of deferred financing costs	41	41
Deferred tax provision	(3,303)	5,780
Provision for (recovery of) bad debts	381	46
(Gain) loss on sale of assets	(770)	184
Changes in fair value of marketable securities	94	(721)
Unrealized loss on derivative	974	—
Changes in operating assets and liabilities
Accounts receivable	33,005	13,685
Inventories	828	(6,276)
Other current assets	189	6,758
Other assets	(13)	2,065
Accounts payable	(2,862)	2,077
Deferred revenue	(5,156)	(5,861)
Accrued and other current liabilities	(6,466)	1,831
Other non-current liabilities	(2,029)	2,053
Net cash provided by operating activities	46,163	100,129

Cash flows from investing activities
Purchases of property, plant and equipment	(8,268)	(43,871)
Proceeds from sale of assets and equipment	1,181	90
Purchase of marketable securities	(736)	—
Premiums on life insurance policies	—	(14)
Net cash used in investing activities	(7,823)	(43,795)

Cash flows from financing activities
Repayments of borrowings	(2,782)	(19)
Proceeds from borrowings	96	—
Dividends paid on common stock	(23,300)	(23,150)
Distribution to noncontrolling interest	(5,012)	(20,982)
Treasury shares withheld	(584)	(36)
Proceeds from the issuance of ESPP shares	388	—
Net cash used in financing activities	(31,194)	(44,187)
Effect of exchange rate changes on cash	(707)	(3,059)
Net increase in cash	6,439	9,088
Cash and cash equivalents at beginning of period	602,359	489,354
Cash and cash equivalents at end of period	$608,798	$498,442

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

Basis of Presentation

The consolidated financial statements of FINV for the three months ended March 31, 2016 and 2015 include the activities of Frank's International C.V. ("FICV") and its wholly owned subsidiaries (collectively, the "Company," "we," "us" or "our"). All intercompany accounts and transactions have been eliminated for purposes of preparing these consolidated financial statements. Our accompanying consolidated financial statements have not been audited by our independent registered public accounting firm. The Consolidated Balance Sheet at December 31, 2015 is derived from audited financial statements. However, certain information and footnote disclosures required by generally accepted accounting principles in the United States of America ("GAAP") for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015, which are included in our most recent Annual Report on Form 10-K filed with the Securities Exchange Commission ("SEC") on February 29, 2016. In the opinion of management, these financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments that were necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year.

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

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and were either determined to be not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In March 2016, the FASB issued accounting guidance on stock compensation, which simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The ASU also gives an option to recognize actual forfeitures when they occur and clarifies the statement of cash flow presentation for certain components of share-based awards. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2016. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued accounting guidance for leases. The main objective of the accounting guidance is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and the new guidance is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The new guidance requires lessees to recognize assets and liabilities arising from leases on the balance sheet and further defines a lease as a contract that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Control over the use of the identified asset means

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

that the customer has both (1) the right to obtain substantially all of the economic benefit from the use of the asset and (2) the right to direct the use of the asset. The accounting guidance requires disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early application is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

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

In February 2015, the FASB issued guidance on the amendments to the consolidation analysis, which affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interest in legal entities that are required to comply with or operate in accordance with requirements that are similar to those for registered money market funds. We adopted this guidance on January 1, 2016 and the adoption did not have a material impact on our consolidated financial statements.

In January 2015, the FASB issued guidance on the income statement presentation, which eliminates the concept of extraordinary items while retaining certain presentation and disclosure guidance for items that are unusual in nature or occur infrequently. We adopted this guidance on January 1, 2016 and the adoption did not have a material impact on our consolidated financial statements.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Noncontrolling Interest

We hold an economic interest in FICV and are responsible for all operational, management and administrative decisions relating to FICV’s business. As a result, the financial results of FICV are consolidated with ours and we record a noncontrolling interest on our consolidated balance sheet with respect to the remaining economic interest in FICV held by Mosing Holdings, Inc. ("MHI"). Net income (loss) attributable to noncontrolling interest on the statements of operations represents the portion of earnings or losses attributable to the economic interest in FICV held by MHI. The allocable domestic income from FICV to FINV is subject to U.S. taxation.

A reconciliation of net income (loss) attributable to noncontrolling interest is detailed as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$(2,408)	$46,401
Add: Provision (benefit) for U.S. income taxes of FINV (1)	(3,884)	6,263
Less: (Income) of FINV (2)	(162)	(5,163)
Net income (loss) subject to noncontrolling interest	(6,454)	47,501
Noncontrolling interest percentage (3)	25.4%	25.5%
Net income (loss) attributable to noncontrolling interest	$(1,636)	$12,122

(1)	Represents income tax expense (benefit) of entities outside of FICV as well as income tax attributable to our proportionate share of the U.S. operations of our partnership interests in FICV.

(2)	Represents results of operations for entities outside of FICV.

(3)	Represents the economic interest in FICV held by MHI. This percentage will change as additional shares of FINV common stock are issued.

Note 3—Acquisition

On April 1, 2015, Frank’s International, LLC, a Texas limited liability company (“Frank’s LLC”) and an indirect wholly-owned subsidiary of FICV closed on a transaction, which was not a significant acquisition, to purchase all of the outstanding equity interests of Timco Services, Inc. ("Timco"), a Louisiana corporation with a strong presence in the Permian Basin and Eagle Ford Shale regions, in exchange for consideration consisting of (i) approximately $81.0 million inclusive of a tax reimbursement payment of $8.0 million as well as closing adjustments for normal operating activity and customary purchase price adjustments and (ii) contingent consideration of up to $20.0 million, payable in two separate payments of $10.0 million based upon exceeding certain targets of the United States land rotary rig count, as reported by Baker Hughes, over prescribed time periods. As of March 31, 2016, the contingent consideration had a fair value of approximately $7.0 thousand. In addition, each party agreed to indemnify the other for breaches of representations and warranties, breaches of covenants and certain other matters, subject to certain exceptions.

The Timco acquisition was accounted for as a business combination in accordance with accounting guidance. The purchase price is allocated to the fair value of assets acquired and liabilities assumed based on a discounted cash flow model and goodwill is recognized for the excess consideration transferred over the fair value of the net assets. We recognized $4.9 million of goodwill. The goodwill was assigned to the U.S. Services segment and is deductible for tax purposes. The purchase price allocation was finalized during the fourth quarter of 2015.

In connection with the Timco acquisition, we acquired intangible assets in the amount of $7.9 million related to customer relationships, trade names and non-compete clauses. The intangible assets will be amortized over their estimated useful lives. Amortization expense for the intangible assets for the Timco acquisition was $0.5 million for the three months ended March 31, 2016.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Accounts Receivable, net

Accounts receivable at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Trade accounts receivable, net of allowance
of $2,831 and $2,528, respectively	$142,966	$166,256
Unbilled revenue	34,543	40,033
Taxes receivable	34,871	34,163
Affiliated (1)	770	3,966
Other receivables	1,312	1,773
Total accounts receivable	$214,462	$246,191

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates and receivables for aircraft charter income.

Note 5—Inventories

Inventories at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Pipe and connectors	$131,542	$137,245
Finished goods	3,959	4,020
Work in progress	5,492	5,230
Raw materials, components and supplies	15,234	14,768
Total inventories	$156,227	$161,263

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Property, Plant and Equipment

The following is a summary of property, plant and equipment at March 31, 2016 and December 31, 2015 (in thousands):

	Estimated Useful Lives in Years	March 31, 2016	December 31, 2015
Land	—	$14,047	$10,119
Land improvements	8-15	9,379	9,289
Buildings and improvements	39	71,144	74,152
Rental machinery and equipment	7	904,066	898,134
Machinery and equipment - other	7	60,462	60,250
Furniture, fixtures and computers	5	18,108	18,240
Automobiles and other vehicles	5	48,193	48,402
Aircraft	7	16,267	16,267
Leasehold improvements	7-15, or lease term if shorter	8,196	7,947
Construction in progress - machinery
and equipment and buildings	—	102,957	102,432
		1,252,819	1,245,232
Less: Accumulated depreciation		(646,935)	(620,273)
Total property, plant and equipment, net		$605,884	$624,959

Note 7—Other Assets

Other assets at March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Marketable securities held in Rabbi Trust (1)	$45,896	$45,254
Deferred tax asset	339	536
Deposits	2,097	2,031
Other	5,608	5,112
Total other assets	$53,940	$52,933

(1)	See Note 10 – Fair Value Measurements

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Accrued and Other Current Liabilities

Accrued and other current liabilities at March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015

Accrued compensation	$18,737	$25,281
Accrued property and other taxes	21,990	23,790
Accrued severance and other charges	19,799	22,244
Income taxes	8,681	7,385
Accrued inventory	1,016	5,281
Accrued medical claims	4,102	4,141
Accrued purchase orders	10,537	5,562
Other	17,735	18,200
Total accrued and other current liabilities	$102,597	$111,884

Note 9—Debt

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments by $150.0 million. At March 31, 2016 and December 31, 2015, we did not have any outstanding indebtedness under the Credit Facility. In addition, we had $5.0 million and $4.7 million in letters of credit outstanding as of March 31, 2016 and December 31, 2015, respectively.

Borrowings under the Credit Facility bear interest, at our option, at either a base rate or an adjusted Eurodollar rate. Base rate loans under the Credit Facility bear interest at a rate equal to the higher of (i) the prime rate as published in the Wall Street Journal, (ii) the Federal Funds Effective Rate plus 0.50% or (iii) the adjusted Eurodollar rate plus 1.00%, plus an applicable margin ranging from 0.50% to 1.50%, subject to adjustment based on a leverage ratio. Interest is in each case payable quarterly for base-rate loans. Eurodollar loans under the Credit Facility bear interest at an adjusted Eurodollar rate equal to the Eurodollar rate for such interest period multiplied by the statutory reserves, plus an applicable margin ranging from 1.50% to 2.50%. Interest is payable at the end of applicable interest periods for Eurodollar loans, except that if the interest period for a Eurodollar loan is longer than three months, interest is paid at the end of each three-month period. The unused portion of the Credit Facility is subject to a commitment fee ranging from 0.250% to 0.375% based on certain leverage ratios.

The Credit Facility contains various covenants that, among other things, limit our ability to grant certain liens, make certain loans and investments, enter into mergers or acquisitions, enter into hedging transactions, change our lines of business, prepay certain indebtedness, enter into certain affiliate transactions, incur additional indebtedness or engage in certain asset dispositions.

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in our credit agreement) of not more than 2.50 to 1.0 and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of March 31, 2016, we were in compliance with all financial covenants under the Credit Facility.

In addition, the Credit Facility contains customary events of default, including, among others, the failure to make required payments, the failure to comply with certain covenants or other agreements, breach of the representations and

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

covenants contained in the agreements, default of certain other indebtedness, certain events of bankruptcy or insolvency and the occurrence of a change in control.

AFCO Credit Corporation - Insurance Notes Payable

In 2015, we entered into a note to finance annual insurance premiums for $7.6 million. The note bears interest at an annual rate of 1.9% and will mature in October 2016. At March 31, 2016 and December 31, 2015, the total outstanding balance was $4.2 million and $6.9 million, respectively.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Liabilities

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2016
Assets:
Investments available-for-sale:
Marketable securities - deferred
compensation plan	$—	$45,896	$—	$45,896
Marketable securities - other	2,891	—	—	2,891
Liabilities:
Derivative financial instruments	—	764	—	764
Marketable securities - deferred
compensation plan	—	41,515	—	41,515

December 31, 2015
Assets:
Derivative financial instruments	$—	$210	$—	$210
Investments available-for-sale:
Marketable securities - deferred
compensation plan	—	45,254	—	45,254
Marketable securities - other	2,387	—	—	2,387
Liabilities:
Marketable securities - deferred
compensation plan	—	43,568	—	43,568

Our derivative financial instruments consist of short-duration foreign currency forward contracts. The fair value of derivative financial instruments is based on quoted market values including foreign exchange forward rates and interest rates. The fair value is computed by discounting the projected future cash flow amounts to present value. At March 31, 2016 and December 31, 2015, derivative financial instruments are included in accrued and other current liabilities and accounts receivable, net, respectively, in our consolidated balance sheets.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11—Preferred Stock

At March 31, 2016 and December 31, 2015, we had 52,976,000 shares of Series A preferred stock, par value €0.01 per share (the "Preferred Stock"), issued and outstanding, all of which were held by MHI. Each share of Preferred Stock has a liquidation preference equal to its par value of €0.01 per share and is entitled to an annual dividend equal to 0.25% of its par value. We expect to pay the annual dividend for the year ended December 31, 2015 in May 2016. Additionally, each share of Preferred Stock entitles its holder to one vote. Preferred stockholders vote with the common stockholders as a single class on all matters presented to FINV's shareholders for their vote.

MHI has the right to convert all or a portion of its Preferred Stock into shares of our common stock by delivery of an equivalent portion of its interest in FICV to us. Accordingly, the increase in our interest in FICV in connection with a conversion will decrease the noncontrolling interest in our financial statements that is attributable to MHI's interest in FICV. As of March 31, 2016 and December 31, 2015, there have been no conversions of the Preferred Stock or exchanges of the FICV limited partner interests. Exchanges are subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The Preferred Stock is classified outside of permanent equity in our consolidated balance sheet at its redemption value of par plus accrued and unpaid dividends because the conversion provisions are not solely within our control.

Note 12— Derivatives

In December 2015, we began entering into short-duration foreign currency forward derivative contracts to reduce the risk of foreign currency fluctuations. We use these instruments to mitigate our exposure to non-local currency operating working capital. We record these contracts at fair value on our consolidated balance sheets. Although the derivative contracts will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not formally designated as hedge contracts for hedge accounting treatment. Accordingly, any changes in the fair value of the derivative instruments during a period will be included in our consolidated statements of operations.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2016 and December 31, 2015 we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

	March 31, 2016
	Notional	Contractual	Settlement
Derivative Contracts	Amount	Exchange Rate	Date
Canadian dollar	$2,989	1.3384	4/11/2016
Euro	4,418	1.1045	4/11/2016
Euro	3,603	1.10848	4/15/2016
Norwegian kroner	9,341	8.5646	4/11/2016
Pound sterling	5,668	1.417	4/11/2016

	December 31, 2015
	Notional	Contractual	Settlement
Derivative Contracts	Amount	Exchange Rate	Date
Canadian dollar	$5,091	1.3751	1/13/2016
Euro	19,706	1.0948	1/13/2016
Norwegian kroner	11,498	8.6973	1/13/2016
Pound sterling	7,516	1.5031	1/13/2016

The following table summarizes the location and fair value amounts of all derivative contracts in the consolidated balance sheets as of March 31, 2016 and December 31, 2015 (in thousands):

Derivatives not Designated as Hedging Instruments	Consolidated Balance Sheet Location	March 31, 2016	December 31, 2015
Foreign currency contracts	Accounts receivable, net	$—	$210
Foreign currency contracts	Accrued and other current liabilities	(764)	—

The following table summarizes the location and amounts of the realized and unrealized losses on derivative contracts in the consolidated statements of operations (in thousands):

		March 31,
Derivatives not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative Contracts	2016	2015
Unrealized loss on foreign currency contracts	Other income	$(974)	$—
Realized loss on foreign currency contracts	Other income	(714)	—
Total net loss on foreign currency contracts		$(1,688)	$—

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross and net fair values of our derivatives at March 31, 2016 and December 31, 2015 (in thousands):

	Derivative Asset Positions		Derivative Liability Positions
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Gross position - asset / (liability)	$—	$316	$(764)	$(106)
Netting adjustment	—	(106)	—	106
Net position - asset / (liability)	$—	$210	$(764)	$—

Note 13—Treasury Stock

At March 31, 2016, common shares held in treasury totaled 556,108 with a cost of $9.9 million and at December 31, 2015, common shares held in treasury totaled 514,812 shares with a cost of $9.3 million. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested.

Note 14—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease office space from an affiliated partnership. Rent expense related to these leases was $2.7 million and $1.9 million for each of the three months ended March 31, 2016 and 2015, respectively.

We are a party to certain agreements relating to the rental of aircraft to Western Airways ("WA"), an entity owned by the Mosing family. The WA agreements reflect both dry lease and wet lease rental, whereby we are charged a flat monthly fee primarily for crew, hangar, maintenance and administration costs in addition to other variable costs for fuel and maintenance. We also earn charter income from third party usage through a revenue sharing agreement. We recorded net charter expense of $6.8 thousand and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

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

The TRA provides that FINV may terminate it early. If FINV elects to terminate the TRA early, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that MHI or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on March 31, 2016, the estimated termination payment would be approximately $82.5 million (calculated using a discount rate of 5.2%). The foregoing number is merely an estimate and the actual payment could differ materially.

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

Note 15—Earnings Per Common Share

Basic earnings per common share is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, assuming all potentially dilutive shares were issued.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the basic and diluted earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Numerator - Basic
Income (loss) from continuing operations	$(2,408)	$46,401
Less: Net (income) loss attributable to noncontrolling interest	1,636	(12,122)
Net income (loss) available to common shareholders	$(772)	$34,279

Numerator - Diluted
Income (loss) from continuing operations attributable to common shareholders	$(772)	$34,279
Add: Net income attributable to noncontrolling interest (1), (2)	—	9,938
Dilutive net income (loss) available to common shareholders	$(772)	$44,217

Denominator
Basic weighted average common shares	155,244	154,329
Exchange of noncontrolling interest for common stock (Note 11), (2)	—	52,976
Restricted stock units (2)	—	1,173
Stock to be issued pursuant to employee stock purchase plan	—	1
Diluted weighted average common shares	155,244	208,479

Earnings per common share:
Basic	$—	$0.22
Diluted	$—	$0.21

(1)	Adjusted for the additional tax expense upon the assumed conversion of the Preferred Stock	$—	$2,184
(2)
Approximately 54.4 million shares of potentially convertible preferred stock to common stock and unvested restricted stock units have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive when the results from operations are at a net loss.

Note 16—Income Taxes

For interim financial reporting, we estimate the annual tax rate based on projected pre-tax income (loss) for the full year and record a quarterly income tax provision (benefit) in accordance with accounting guidance for income taxes. As the year progresses, we refine the estimate of the year's pre-tax income (loss) as new information becomes available. The continual estimation process often results in a change to the expected effective tax rate for the year. When this occurs, we adjust the income tax provision (benefit) during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate.

Our effective tax rate on income from continuing operations before income taxes was 25.1% and 19.5% for the three months ended March 31, 2016 and 2015, respectively. In addition, the tax rate for all periods is lower than the U.S. statutory income tax rate of 35% due to lower statutory tax rates in certain foreign jurisdictions where we operate.

As of March 31, 2016, there were no significant changes to our unrecognized tax benefits as reported in our audited financial statements for the year ended December 31, 2015.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Severance and Other Charges

During 2015, we executed a workforce reduction plan as part of our cost savings initiatives due to depressed oil and gas prices. During the first quarter of 2016, we have continued to take steps to adjust our workforce to meet the depressed demand in the industry. The reduction was communicated to affected employees on various dates throughout the quarter. Also, the Chairman of the board of supervisory directors (who also held the role of Executive Chairman of our company) transitioned to a non-executive director of the supervisory board effective as of December 31, 2015. At March 31, 2016, our outstanding accrual was approximately $19.8 million and included severance payments, other employee-related termination costs and lease termination fees. Below is a reconciliation of the beginning and ending liability balance (in thousands):

	International Services	U.S. Services	Tubular Sales	Total
Beginning balance, December 31, 2015	$78	$22,166	$—	$22,244
Additions for costs expensed	581	25	—	606
Other adjustments	—	(328)	341	13
Severance and other payments	(659)	(2,064)	(341)	(3,064)
Ending balance, March 31, 2016	$—	$19,799	$—	$19,799

We expect to pay a significant portion of the remaining liability no later than the third quarter of 2016.

Note 18—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of March 31, 2016 and December 31, 2015. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

The Tubular Sales segment designs and distributes large outside diameter ("OD") pipe, connectors and casing attachments and sells large OD pipe originally manufactured by various pipe mills. We also provide specialized fabrication and welding services in support of offshore projects, including drilling and production risers, flowlines and

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

pipeline end terminations, as well as long length tubulars (up to 300 feet in length) for use as caissons or pilings. This segment also designs and manufactures proprietary equipment for use in our International and U.S. Services segments.

Adjusted EBITDA

We define Adjusted EBITDA as income (loss) from continuing operations before net interest income or expense, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss, stock-based compensation, unrealized and realized gain or loss, other non-cash adjustments and unusual charges. We review Adjusted EBITDA on both a consolidated basis and on a segment basis. We use Adjusted EBITDA to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team (such as income tax rates). Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with generally accepted accounting principles in the U.S. ("GAAP").

Our CODM uses Adjusted EBITDA as the primary measure of segment reporting performance.

The following table presents a reconciliation of Segment Adjusted EBITDA to income (loss) from continuing operations (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Segment Adjusted EBITDA:
International Services	$31,379	$52,285
U.S. Services	715	44,893
Tubular Sales	(446)	3,119
Corporate and other	21	(7)
Adjusted EBITDA Total	31,669	100,290
Interest income (expense), net	206	8
Income tax benefit (expense)	806	(11,262)
Depreciation and amortization	(29,450)	(24,001)
Gain (loss) on sale of assets	770	(184)
Foreign currency gain (loss)	(41)	1,533
Stock-based compensation expense	(4,104)	(8,010)
Severance and other charges	(606)	(11,973)
Unrealized and realized gains (losses)	(1,658)	—
Income (loss) from continuing operations	$(2,408)	$46,401

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information with respect to our reportable segments. Included in “Corporate and Other” are intersegment eliminations and costs associated with activities of a general nature (in thousands):

	International Services	U.S. Services	Tubular Sales	Corporate and Other	Total

Three Months Ended March 31, 2016
Revenue from external customers	$83,063	$48,779	$21,644	$—	$153,486
Inter-segment revenues	17	4,110	5,665	(9,792)	—
Adjusted EBITDA	31,379	715	(446)	21	31,669

Three Months Ended March 31, 2015
Revenue from external customers	$124,201	$109,286	$43,950	$—	$277,437
Inter-segment revenues	377	7,914	11,891	(20,182)	—
Adjusted EBITDA	52,285	44,893	3,119	(7)	100,290

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

Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	the level of activity in the oil and gas industry;

•	further or sustained declines in oil and gas prices;

•	unique risks associated with our offshore operations;

•	political, economic and regulatory uncertainties in our international operations;

•	our ability to develop new technologies and products;

•	our ability to protect our intellectual property rights;

•	our ability to employ and retain skilled and qualified workers;

•	the level of competition in our industry;

•	operational safety laws and regulations; and

•	weather conditions and natural disasters.

These and other important factors that could affect our operating results and performance are described in (1) “Risk Factors” in Part II, Item IA of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and elsewhere within this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016 (our "Annual Report"), (3) our other reports and filings we make with the SEC from time to time and (4) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section.

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

•
Tubular Sales. We design and distribute large outside diameter ("OD") pipe, connectors and casing attachments and sell large OD pipe originally manufactured by various pipe mills. We also provide specialized fabrication and welding services in support of offshore projects, including drilling and production risers, flowlines and pipeline end terminations, as well as long-length tubulars (up to 300 feet in length) for use as caissons or pilings. This segment also designs and manufactures proprietary equipment for use in our International and U.S. Services segments.

Market Outlook

Our business continues to be negatively impacted by the significant reductions in exploration and production activities by our customers as a result of the sustained low oil and natural gas price environment. Demand for our products and services is materially lower than 2015 levels and is likely to trend downward until commodity supply and demand fundamentals re-balance and customers increase drilling and completion activity. We anticipate further weakness in our International Services and U.S. Services business segments as decreased well activity both onshore and offshore and pressure on pricing of our services persists. Similarly, the Tubular Sales segment is also expected to decline as visibility on new orders and expected deliveries is limited. We plan to continue to take actions to mitigate some of the impact of lower revenue through cost reductions and market share gains, but we do not expect to fully offset the impact of the decrease in revenue. If we are unable to outpace revenue declines through these mitigating actions, our operating and adjusted EBITDA margins will be negatively impacted during the year.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as income (loss) from continuing operations before net interest income or expense, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss, stock-based compensation, unrealized and realized gain or loss, other non-cash adjustments and unusual charges or credits. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues. We review Adjusted EBITDA and Adjusted EBITDA margin on both a consolidated basis and on a segment basis. We use Adjusted EBITDA and Adjusted EBITDA margin to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team (such as income tax rates). Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with generally accepted accounting principles in the U.S. ("GAAP").

The following table presents a reconciliation of income (loss) from continuing operations to Adjusted EBITDA, our most directly comparable GAAP performance measure, as well as Adjusted EBITDA margin for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Income (loss) from continuing operations	$(2,408)	$46,401
Interest (income) expense, net	(206)	(8)
Depreciation and amortization	29,450	24,001
Income tax (benefit) expense	(806)	11,262
(Gain) loss on sale of assets	(770)	184
Foreign currency (gain) loss	41	(1,533)
Stock-based compensation expense	4,104	8,010
Severance and other charges (See Note 17)	606	11,973
Unrealized and realized (gains) losses	1,658	—
Adjusted EBITDA	$31,669	$100,290
Adjusted EBITDA margin	20.6%	36.1%

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

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Equipment rentals and services	$131,257	$232,405
Products (1)	22,229	45,032
Total revenue	153,486	277,437

Operating expenses:
Cost of revenues, exclusive of
depreciation and amortization
Equipment rentals and services	55,801	93,600
Products	12,329	22,847
General and administrative expenses	58,952	69,797
Depreciation and amortization	29,450	24,001
Severance and other charges	606	11,973
Gain (loss) on sale of assets	(770)	184
Operating income (loss)	(2,882)	55,035

Other income (expense):
Other income (expense)	(497)	1,087
Interest income (expense), net	206	8
Foreign currency gain (loss)	(41)	1,533
Total other income (expense)	(332)	2,628

Income (loss) before income tax expense (benefit)	(3,214)	57,663
Income tax expense (benefit)	(806)	11,262
Net income (loss)	(2,408)	46,401
Less: Net income (loss) attributable to noncontrolling interest	(1,636)	12,122

Net income (loss) attributable to Frank's International N.V.	$(772)	$34,279

(1)	Consolidated products revenue includes a small amount of revenues attributable to the U.S. Services and International Services segments.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues. Revenues from external customers, excluding intersegment sales, for the three months ended March 31, 2016 decreased by $124.0 million, or 44.7%, to $153.5 million from $277.4 million for the three months ended March 31, 2015. The decrease was primarily attributable to lower revenues in all of our segments due to declining activity as depressed oil and gas prices resulted in reduced rig count, downward pricing pressures, rig cancellations and delays as well as deferred work scopes in the International and U.S. Services regions while revenues for Tubular Sales decreased due to lower volumes as a result of an unfavorable international mix and decreased deep water fabrication revenue. Revenues for our segments are discussed separately below under the heading "Operating Segment Results."

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the three months ended March 31, 2016 decreased by $48.3 million, or 41.5%, to $68.1 million from $116.4 million for the three months ended March 31, 2015, primarily due to lower activity, which caused a decrease in product costs of $20.7 million, compensation and other related costs of $18.0 million, medical claims of $2.4 million, freight of $2.3 million, shop supplies of $2.1 million and tool inspection expenses of $2.0 million

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2016 decreased by $10.8 million, or 15.5%, to $59.0 million from $69.8 million for the three months ended March 31, 2015, primarily as a result of lower compensation and related costs of $6.6 million as a result of the workforce reduction and a decrease in stock based compensation expense of $3.9 million due to IPO grants were fully expensed for retirement-eligible employees in the third quarter of 2015.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2016 increased by $5.4 million, or 22.7%, to $29.5 million from $24.0 million for the three months ended March 31, 2015. The increase was primarily attributable to our Timco acquisition of $2.7 million in addition to a higher depreciable base resulting from property and equipment additions.

Severance and other charges. Severance and other charges for the three months ended March 31, 2016 decreased by $11.4 million, or 94.9%, to $0.6 million from $12.0 million for the three months ended March 31, 2015 as a result of a lower workforce reduction although we continued to take steps to adjust our workforce to meet the depressed demand in the industry during the first quarter of 2016. See Note 17 - Severance and Other Charges in the Notes to Unaudited Consolidated Financial Statements for further discussion.

Income tax expense (benefit). Income tax expense (benefit) for the three months ended March 31, 2016 decreased by $12.1 million, or 107.2%, to $(0.8) million from $11.3 million for the three months ended March 31, 2015 primarily as a result of a decrease in taxable income. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Operating Segment Results

Revenue pertaining to our segments as stated in the following discussions include intersegment sales. Adjusted EBITDA includes the impact of intersegment operating activity. See Note 19 - Segment Information in the Notes to Unaudited Consolidated Financial Statements.

The following table presents revenues and Adjusted EBITDA by segment, and a reconciliation of Adjusted EBITDA to net income (loss) from continuing operations, which is the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenue:
International Services	$83,080	$124,578
U.S. Services	52,889	117,200
Tubular Sales	27,309	55,841
Intersegment sales	(9,792)	(20,182)
Total	$153,486	$277,437

Segment Adjusted EBITDA:
International Services	$31,379	$52,285
U.S. Services	715	44,893
Tubular Sales	(446)	3,119
Corporate and other (1)	21	(7)
Adjusted EBITDA Total (2)	31,669	100,290
Interest income (expense), net	206	8
Income tax benefit (expense)	806	(11,262)
Depreciation and amortization	(29,450)	(24,001)
Gain (loss) on sale of assets	770	(184)
Foreign currency gain (loss)	(41)	1,533
Stock-based compensation expense	(4,104)	(8,010)
Severance and other charges	(606)	(11,973)
Unrealized and realized gains (losses)	(1,658)	—
Income (loss) from continuing operations	$(2,408)	$46,401

(1)	Corporate and other represents amounts not directly associated with an operating segment.

(2)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

International Services

Revenue for the International Services segment decreased by $41.5 million for the three months ended March 31, 2016, or 33.3%, compared to the same period in 2015, primarily due to depressed oil and gas prices, which challenged the economics of current development projects and caused the termination of ongoing drilling campaigns and the delay in the commencement of new projects, as well as cancellations or deferred work scopes.

Adjusted EBITDA for the International Services segment decreased by $20.9 million for the three months ended March 31, 2016, or 40.0%, compared to the same period in 2015 primarily due to the $41.5 million decrease in revenue, which was partially offset by lower expenses due to reduced activity and cost-cutting measures.

U.S. Services

Revenue for the U.S. Services segment decreased by $64.3 million for the three months ended March 31, 2016, or 54.9%, compared to the same period in 2015. Onshore services revenue decreased by $19.8 million as a result of lower activity from declining rig counts and pricing discounts. The offshore business saw a decrease in revenue of $42.9 million as a result of overall lower activity from weaknesses seen in the Gulf of Mexico due to rig cancellations and delays, coupled with downward pricing pressures.

Adjusted EBITDA for the U.S. Services segment decreased by $44.2 million for the three months ended March 31, 2016, or 98.4%, compared to the same period in 2015 primarily due to higher pricing concessions and lower activity of $36.8 million and higher corporate and other costs of $7.4 million primarily due to increased professional fees and overhead expenses.

Tubular Sales

Revenue for the Tubular Sales segment decreased by $28.5 million for the three months ended March 31, 2016, or 51.1%, compared to the same period in 2015 primarily as a result of lower volumes due to an unfavorable international mix and decreased deep water fabrication revenue.

Adjusted EBITDA for the Tubular Sales segment decreased by $3.6 million for the three months ended March 31, 2016, or 114.3%, compared to the same period in 2015 as it was negatively impacted by costs associated with the manufacturing division and decreased revenues.

Liquidity and Capital Resources

Liquidity

At March 31, 2016, we had cash and cash equivalents of $608.8 million and debt of $4.6 million. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures and acquisitions. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditures are estimated at $75.0 million for 2016. We expect to spend approximately $25.0 million for the purchase and manufacture of equipment and $50.0 million for other property, plant and equipment, inclusive of the purchase or construction of facilities. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During the three months ended March 31, 2016 and 2015, capital expenditures were $8.3 million and $43.9 million, respectively, all of which were funded from internally generated funds. We believe our cash on hand, cash flows from operations and potential borrowings under our Credit Facility (as defined below), should be sufficient to fund our capital expenditure and liquidity requirements for the remainder of 2016.

We paid dividends on our common stock of $23.3 million, or an aggregate of $0.15 per common share, in addition to $5.0 million in distributions to our noncontrolling interests during the three months ended March 31, 2016. The timing, declaration, amount of, and payment of any dividends is within the discretion of our board of managing directors subject to the approval of our board of supervisory directors and will depend upon many factors, including our financial condition, earnings, capital requirements, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by our board of managing directors and our board of supervisory directors. We do not have a legal obligation to pay any dividend and there can be no assurance that we will be able to do so. The timing of distributions to our noncontrolling interests and the resulting tax arising from their membership interests in FICV is determined pursuant to the Limited Partnership Agreement of Frank's International C.V.

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments by $150.0 million. At March 31, 2016 and December 31, 2015, we did not have any outstanding indebtedness under the Credit Facility. We had $5.0 million and $4.7 million in letters of credit outstanding as of March 31, 2016 and December 31, 2015, respectively.

Borrowings under the Credit Facility bear interest, at our option, at either a base rate or an adjusted Eurodollar rate. Base rate loans under the Credit Facility bear interest at a rate equal to the higher of (i) the prime rate as published in the Wall Street Journal, (ii) the Federal Funds Effective Rate plus 0.50% or (iii) the adjusted Eurodollar rate plus 1.00%, plus an applicable margin ranging from 0.50% to 1.50%, subject to adjustment based on a leverage ratio. Interest is in each case payable quarterly for base-rate loans. Eurodollar loans under the Credit Facility bear interest at an adjusted Eurodollar rate equal to the Eurodollar rate for such interest period multiplied by the statutory reserves, plus an applicable margin ranging from 1.50% to 2.50%. Interest is payable at the end of applicable interest periods for Eurodollar loans, except that if the interest period for a Eurodollar loan is longer than three months, interest is paid at the end of each three-month period. The unused portion of the Credit Facility is subject to a commitment fee ranging from 0.250% to 0.375% based on certain leverage ratios.

The Credit Facility contains various covenants that, among other things, limit our ability to grant certain liens, make certain loans and investments, enter into mergers or acquisitions, enter into hedging transactions, change our lines of business, prepay certain indebtedness, enter into certain affiliate transactions, incur additional indebtedness or engage in certain asset dispositions.

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in the Credit Facility) of not more than 2.50 to 1.0 and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of March 31, 2016, we were in compliance with all financial covenants under the Credit Facility.

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

In certain circumstances, we may be required to make payments under the TRA that we have entered into with
MHI. In most circumstances, these payments will be associated with the actual cash savings that we recognize in connection with a conversion of Preferred Stock, which would reduce the actual tax benefit to us. If we were to choose to terminate the TRA early or enter into certain change of control transactions, we may incur payment obligations prior to the time we actually incur any tax benefit. In those circumstances, we would need to pay the amounts out of cash on hand, finance the payments or refrain from triggering the obligation. Though we do not have any present intention of triggering an advance payment under the TRA, based on our current liquidity and our expected ability to access debt and equity financing, we believe we would be able to make such a payment if necessary. Any such payment could reduce our cash on hand and our borrowing availability, however, which would also reduce the amount of cash available to operate our business, to fund capital expenditures and to be paid as dividends to our stockholders, among other things. Please see Note 14 - Related Party Transactions in the Notes to Unaudited Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Operating activities	$46,163	$100,129
Investing activities	(7,823)	(43,795)
Financing activities	(31,194)	(44,187)
	7,146	12,147
Effect of exchange rate changes on cash activities	(707)	(3,059)
Increase in cash and cash equivalents	$6,439	$9,088

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

Operating Activities

Cash flow from operating activities was $46.2 million for the three months ended March 31, 2016 as compared to $100.1 million in the comparable period in 2015. The decrease in 2016 was due to a net loss as well as a lower deferred tax provision. The decrease was partially offset by changes in working capital, primarily in accounts receivable and accrued expenses and other liabilities. The changes were a result of lower activity due to depressed oil and gas prices.

Investing Activities

Cash flow used in investing activities was $7.8 million for the three months ended March 31, 2016 as compared to $43.8 million in the comparable period in 2015. The decrease in net cash used in investing activities was primarily related to lower capital expenditures for property, plant and equipment for the three months ended March 31, 2016 in comparison to the same period in 2015 as a result of a reduction in the need for additional equipment and machinery to service our customers due to declining rig activity caused by lower oil and gas prices.

Financing Activities

Cash flow used in financing activities was $31.2 million for the three months ended March 31, 2016 as compared to $44.2 million in the comparable period in 2015. The decrease in cash flow used in financing activities was primarily due to lower noncontrolling interest payments of $16.0 million due to less estimable income tax associated with the partnership partially offset by repayments on borrowings of $2.8 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes to our significant accounting policies from those disclosed in our Annual Report.

Impact of Recent Accounting Pronouncements

Refer to Note 1 - Basis of Presentation in the Notes to Unaudited Consolidated Financial Statements for a discussion of accounting standards we recently adopted or will be required to adopt.

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

For the three months ended March 31, 2016, on a U.S. dollar-equivalent basis, approximately 24.2% of our revenue was represented by currencies other than the U.S. dollar. However, no single foreign currency poses a primary risk to us. A hypothetical 10% decrease in the exchange rates for each of the foreign currencies in which a portion of our revenues is denominated would result in a 2.2% decrease in our overall revenues for the three months ended March 31, 2016.

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

We account for our derivative activities under the accounting guidance for derivatives and hedging. Derivatives are recognized on the consolidated balance sheet at fair value. Although the derivative contracts will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not formally designated as hedge contracts for hedge accounting treatment. Accordingly, any changes in the fair value of the derivative instruments during a period will be included in our consolidated statements of operations.

As of March 31, 2016 and December 31, 2015, we had the following foreign currency derivative contracts outstanding:

			Fair Value at
	Notional	Contractual	March 31,
Foreign Currency	Amount	Exchange Rate	2016
Canadian dollar	$2,989	1.3384	$(105)
Euro	4,418	1.1045	(142)
Euro	3,603	1.10848	(102)
Norwegian kroner	9,341	8.5646	(331)
Pound sterling	5,668	1.417	(84)
			$(764)

			Fair Value at
	Notional	Contractual	December 31,
Foreign Currency	Amount	Exchange Rate	2015
Canadian dollar	$5,091	1.3751	$48
Euro	19,706	1.0948	(106)
Norwegian kroner	11,498	8.6973	162
Pound sterling	7,516	1.5031	106
			$210

Based on the derivative contracts that were in place as of March 31, 2016, a simultaneous 10% devaluation of the Canadian dollar, Euro, Norwegian kroner, and Pound sterling compared to the U.S. dollar would result in a $2.6 million increase in the market value of our forward contracts.

In February 2015, the Venezuelan government created a new open market foreign exchange system, the Marginal Currency System, or SIMADI, which was the third system in a three-tier exchange control mechanism. SIMADI was a floating market rate for the conversion of Venezuelan Bolivar Fuertes ("Bolivars") to U.S. dollars based on supply and demand. The three-tier exchange rate mechanisms included the following: (i) the National Center of Foreign Commerce official rate of 6.3 Bolivars per U.S. dollar, which remained unchanged; (ii) the SICAD I, which continued to hold periodic auctions for specific sectors of the economy; and (iii) the SIMADI.

On March 9, 2016, the Central Bank of Venezuela issued Exchange Agreement No. 35, which changed the three-tiered official currency control system to a dual foreign exchange system. The preferential exchange rate, now called DIPRO, has an official rate of 10 Bolivars to the U.S. dollar and replaces the official rate of 6.3 Bolivars. DIPRO is available for essential imports and transactions. All other transactions will be subject to the DICOM rate, which is the replacement for the SIMADI.

As of March 31, 2016, we applied the SIMADI exchange rate as we believed that this rate best represented the economics of our business activity in Venezuela. At March 31, 2016, we had approximately $8.3 thousand in net monetary assets denominated in Bolivars using the SIMADI rate, which was approximately 272.91 Bolivars to the U.S. dollar. In the event of a devaluation of the current exchange mechanism in Venezuela or any other new exchange mechanism that might emerge for financial reporting purposes, it would result in our recording a devaluation charge in our consolidated statements of operations.

Interest Rate Risk

As of March 31, 2016, we did not have an outstanding funded debt balance under the Credit Facility. If we borrow under the Credit Facility in the future, we will be exposed to changes in interest rates on our floating rate borrowings under the Credit Facility. Although we do not currently utilize interest rate derivative instruments to reduce interest rate exposure, we may do so in the future.

Customer Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are trade receivables. We extend credit to customers and other parties in the normal course of business. International sales also present various risks including governmental activities that may limit or disrupt markets and restrict the movement of funds. We have established various procedures to manage our credit exposure, including credit evaluations and maintaining an allowance for doubtful accounts.

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

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

See Part I, Item 1, Note 18 - Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements, which is incorporated in this item by reference.

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report, which risks could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 6. Exhibits

The Exhibit Index, which follows the signature page to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANK'S INTERNATIONAL N.V.

Date: April 29, 2016	By:	/s/ Jeffrey J. Bird
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

†10.2
Frank's International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Time Vested Form) (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 29, 2016).

†10.3
Frank's International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Performance Based Form) (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 29, 2016).

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