Form 10-Q
period 2016-06-30
Frank's International N.V.
filed 2016-07-28
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 27, 2016, there were 156,200,925 shares of common stock, €0.01 par value per share, outstanding.

TABLE OF CONTENTS
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015	3
	Condensed Consolidated Statements of Operations for the Three and Six Months
	Ended June 30, 2016 and 2015	4
	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months
	Ended June 30, 2016 and 2015	5
	Condensed Consolidated Statements of Stockholders' Equity for the Six Months
	Ended June 30, 2016 and 2015	6
	Condensed Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2016 and 2015	7
	Notes to the Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 6.	Exhibits	38

Signatures		39

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2016	2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$581,371	$602,359
Accounts receivables, net	168,909	246,191
Inventories	145,186	161,263
Other current assets	10,800	13,923
Total current assets	906,266	1,023,736

Property, plant and equipment, net	588,256	624,959
Goodwill and intangible assets, net	24,300	25,210
Other assets	54,858	52,933
Total assets	$1,573,680	$1,726,838

Liabilities and Equity
Current liabilities:
Short-term debt	$2,415	$7,321
Accounts payable	10,840	12,784
Deferred revenue	36,409	57,637
Accrued and other current liabilities	90,042	111,884
Total current liabilities	139,706	189,626

Deferred tax liabilities	31,333	40,257
Other non-current liabilities	42,564	44,824
Total liabilities	213,603	274,707

Commitments and contingencies (Note 18)

Series A preferred stock, €0.01, par value, 52,976,000 shares authorized, issued and outstanding	705	705

Stockholders' equity:
Common stock, €0.01, par value, 745,120,000 shares authorized: 156,121,766 shares issued and 155,515,226 shares outstanding at 2016 and 155,661,150 shares issued and 155,146,338 shares outstanding at 2015	2,050	2,045
Additional paid-in capital	721,982	712,486
Retained earnings	452,608	531,621
Accumulated other comprehensive loss	(23,758)	(25,555)
Treasury stock (at cost), 606,540 at 2016 and 514,812 shares at 2015	(10,694)	(9,298)
Total stockholders' equity	1,142,188	1,211,299
Noncontrolling interest	217,184	240,127
Total equity	1,359,372	1,451,426
Total liabilities and equity	$1,573,680	$1,726,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Equipment rentals and services	$95,177	$201,282	$226,434	$433,687
Products	25,769	53,022	47,998	98,054
Total revenue	120,946	254,304	274,432	531,741

Operating expenses:
Cost of revenues, exclusive of depreciation
and amortization
Equipment rentals and services	52,564	76,692	108,365	170,292
Products	17,028	33,060	29,357	55,907
General and administrative expenses	70,310	73,797	129,262	143,594
Depreciation and amortization	28,283	27,710	57,733	51,711
Severance and other charges	3,718	1,049	4,324	13,022
(Gain) loss on sale of assets	(279)	687	(1,049)	871
Operating income (loss)	(50,678)	41,309	(53,560)	96,344

Other income (expense):
Other income	1,658	971	1,161	2,058
Interest income (expense), net	198	(31)	404	(23)
Foreign currency loss	(4,170)	(2,767)	(4,211)	(1,234)
Total other income (expense)	(2,314)	(1,827)	(2,646)	801

Income (loss) before income tax expense (benefit)	(52,992)	39,482	(56,206)	97,145
Income tax expense (benefit)	(7,705)	10,629	(8,511)	21,891
Net income (loss)	(45,287)	28,853	(47,695)	75,254
Net income (loss) attributable to noncontrolling interest	(13,889)	8,023	(15,525)	20,145
Net income (loss) attributable to Frank's International N.V.	(31,398)	20,830	$(32,170)	$55,109
Preferred stock dividends	(1)	(2)	(1)	(2)
Net income (loss) available to Frank's International N.V.
common shareholders	$(31,399)	$20,828	$(32,171)	$55,107

Earnings (loss) per common share:
Basic	$(0.20)	$0.14	$(0.21)	$0.36
Diluted	$(0.20)	$0.14	$(0.21)	$0.35

Weighted average common shares outstanding:
Basic	155,440	154,344	155,342	154,337
Diluted	155,440	209,114	155,342	208,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income (loss)	$(45,287)	$28,853	$(47,695)	$75,254
Other comprehensive income (loss):
Foreign currency translation adjustments	(912)	3,173	1,750	(8,574)
Marketable securities:
Unrealized gain (loss) on marketable securities	700	(1,413)	1,116	(1,291)
Deferred tax asset / liability change	(235)	5	(460)	237
Unrealized gain (loss) on marketable securities, net of tax	465	(1,408)	656	(1,054)
Total other comprehensive income (loss)	(447)	1,765	2,406	(9,628)
Comprehensive income (loss)	(45,734)	30,618	(45,289)	65,626
Less: Comprehensive income (loss) attributable to noncontrolling interest	(14,003)	8,475	(14,916)	17,689
Comprehensive income (loss) attributable to Frank's International N.V.	$(31,731)	$22,143	$(30,373)	$47,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2015
					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Interest	Equity
Balances at December 31, 2014	154,327	$2,033	$683,611	$545,357	$(14,210)	$(4,801)	$260,546	$1,472,536
Net income	—	—	—	55,109	—	—	20,145	75,254
Foreign currency translation adjustments	—	—	—	—	(6,386)	—	(2,188)	(8,574)
Unrealized loss on marketable securities	—	—	—	—	(786)	—	(268)	(1,054)
Equity-based compensation expense	—	—	18,657	—	—	—	—	18,657
Distributions to noncontrolling interest	—	—	—	—	—	—	(32,479)	(32,479)
Common stock dividends ($0.30 per share)	—	—	—	(46,305)	—	—	—	(46,305)
Preferred stock dividends	—	—	—	(2)	—	—	—	(2)
Common shares issued upon vesting of restricted stock units	72	1	(1)	—	—	—	—	—
Treasury shares withheld	(26)	—	—	—	—	(533)	—	(533)
Balances at June 30, 2015	154,373	$2,034	$702,267	$554,159	$(21,382)	$(5,334)	$245,756	$1,477,500

	Six Months Ended June 30, 2016
					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Loss	Stock	Interest	Equity
Balances at December 31, 2015	155,146	$2,045	$712,486	$531,621	$(25,555)	$(9,298)	$240,127	$1,451,426
Net loss	—	—	—	(32,170)	—	—	(15,525)	(47,695)
Foreign currency translation adjustments	—	—	—	—	1,306	—	444	1,750
Unrealized gain on marketable securities	—	—	—	—	491	—	165	656
Equity-based compensation expense	—	—	8,528	—	—	—	—	8,528
Distribution to noncontrolling interest	—	—	—	—	—	—	(8,027)	(8,027)
Common stock dividends ($0.30 per share)	—	—	—	(46,842)	—	—	—	(46,842)
Preferred stock dividends	—	—	—	(1)	—	—	—	(1)
Common shares issued upon vesting of restricted stock units	384	4	(4)	—	—	—	—	—
Common shares issued for ESPP	76	1	972					973
Treasury shares withheld	(91)	—	—	—	—	(1,396)	—	(1,396)
Balances at June 30, 2016	155,515	$2,050	$721,982	$452,608	$(23,758)	$(10,694)	$217,184	$1,359,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(47,695)	$75,254
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	57,733	51,711
Equity-based compensation expense	8,528	18,657
Amortization of deferred financing costs	82	82
Deferred tax provision (benefit)	(9,071)	9,727
Provision for bad debts	10,374	335
(Gain) loss on sale of assets	(1,049)	871
Changes in fair value of marketable securities	(329)	(404)
Unrealized gain on derivative	(319)	—
Other	—	(3,909)
Changes in operating assets and liabilities
Accounts receivable	68,766	66,188
Inventories	11,378	17,499
Other current assets	3,058	8,669
Other assets	188	2,148
Accounts payable	(2,166)	1,778
Deferred revenue	(21,223)	(18,574)
Accrued and other current liabilities	(17,958)	(16,854)
Other non-current liabilities	(2,260)	2,734
Net cash provided by operating activities	58,037	215,912

Cash flows from investing activities
Acquisition of Timco Services, Inc. (net of acquired cash)	—	(78,676)
Purchases of property, plant and equipment	(18,371)	(70,843)
Proceeds from sale of assets and equipment	1,957	214
Purchase of marketable securities	(838)	—
Net cash used in investing activities	(17,252)	(149,305)

Cash flows from financing activities
Repayments of borrowings	(4,960)	(37)
Proceeds from borrowings	256	—
Dividends paid on common stock	(46,842)	(46,305)
Dividends paid on preferred stock	(1)	(2)
Distribution to noncontrolling interest	(8,027)	(32,479)
Treasury shares withheld	(1,396)	(533)
Proceeds from the issuance of ESPP shares	973	—
Net cash used in financing activities	(59,997)	(79,356)
Effect of exchange rate changes on cash	(1,776)	(1,860)
Net increase (decrease) in cash	(20,988)	(14,609)
Cash and cash equivalents at beginning of period	602,359	489,354
Cash and cash equivalents at end of period	$581,371	$474,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The condensed consolidated financial statements of FINV for the three and six months ended June 30, 2016 and 2015 include the activities of Frank's International C.V. ("FICV") and its wholly owned subsidiaries (collectively, the "Company," "we," "us" or "our"). All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements. Our accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. The Consolidated Balance Sheet at December 31, 2015 is derived from audited financial statements. However, certain information and footnote disclosures required by generally accepted accounting principles in the United States of America ("GAAP") for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015, which are included in our most recent Annual Report on Form 10-K filed with the Securities Exchange Commission ("SEC") on February 29, 2016. In the opinion of management, these condensed consolidated financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments that were necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year.

The condensed consolidated financial statements have been prepared on a historical cost basis using the United States dollar as the reporting currency. Our functional currency is primarily the United States dollar.

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

In June 2016, the FASB issued new accounting guidance for credit losses on financial instruments. The guidance includes the replacement of the “incurred loss” approach for recognizing credit losses on financial assets, including trade receivables, with a methodology that reflects expected credit losses, which considers historical and current information as well as reasonable and supportable forecasts. For public entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is evaluating the provisions of this new accounting guidance, including which period to adopt, and has not determined what impact the adoption will have on our consolidated financial statements.

In March 2016, the FASB issued accounting guidance on equity compensation, which simplifies the accounting for the taxes related to equity-based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The ASU also gives an option to recognize actual forfeitures when

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

they occur and clarifies the statement of cash flow presentation for certain components of share-based awards. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2016. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued accounting guidance for leases. The main objective of the accounting guidance is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and the new guidance is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The new guidance requires lessees to recognize assets and liabilities arising from leases on the balance sheet and further defines a lease as a contract that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has both (1) the right to obtain substantially all of the economic benefit from the use of the asset and (2) the right to direct the use of the asset. The accounting guidance requires disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early application is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

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

In July 2015, the FASB issued accounting guidance on simplifying the measurement of inventory. Under this guidance, inventory will be measured at the lower of cost and net realizable value. Options that currently exist for market value will be eliminated. The guidance defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. This guidance will be effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement and has not determined what impact the adoption of the new accounting guidance will have on our consolidated financial statements.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2—Noncontrolling Interest

We hold an economic interest in FICV and are responsible for all operational, management and administrative decisions relating to FICV’s business. As a result, the financial results of FICV are consolidated with ours and we record a noncontrolling interest on our condensed consolidated balance sheet with respect to the remaining economic interest in FICV held by Mosing Holdings, Inc. ("MHI"). Net income (loss) attributable to noncontrolling interest on the statements of operations represents the portion of earnings or losses attributable to the economic interest in FICV held by MHI. The allocable domestic income (loss) from FICV to FINV is subject to U.S. taxation.

A reconciliation of net income (loss) attributable to noncontrolling interest is detailed as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$(45,287)	$28,853	$(47,695)	$75,254
Add: Provision (benefit) for U.S. income taxes of FINV (1)	(9,609)	813	(13,493)	7,076
Less: (Income) of FINV (2)	88	1,773	(74)	(3,390)
Net income (loss) subject to noncontrolling interest	(54,808)	31,439	(61,262)	78,940
Noncontrolling interest percentage (3)	25.3%	25.5%	25.3%	25.5%
Net income (loss) attributable to noncontrolling interest	$(13,889)	$8,023	$(15,525)	$20,145

(1)	Represents income tax expense (benefit) of entities outside of FICV as well as income tax attributable to our proportionate share of the U.S. operations of our partnership interests in FICV.

(2)	Represents results of operations for entities outside of FICV.

(3)	Represents the economic interest in FICV held by MHI. This percentage will change as additional shares of FINV common stock are issued.

Note 3—Acquisition

On April 1, 2015, Frank’s International, LLC, a Texas limited liability company (“Frank’s LLC”) and an indirect wholly-owned subsidiary of FICV closed on a transaction, which was not a significant acquisition, to purchase all of the outstanding equity interests of Timco Services, Inc. ("Timco"), a Louisiana corporation with a strong presence in the Permian Basin and Eagle Ford Shale regions, in exchange for consideration consisting of (i) approximately $81.0 million inclusive of a tax reimbursement payment of $8.0 million as well as closing adjustments for normal operating activity and customary purchase price adjustments and (ii) contingent consideration of up to $20.0 million, payable in two separate payments of $10.0 million based upon exceeding certain targets of the United States land rotary rig count, as reported by Baker Hughes, over prescribed time periods. As of June 30, 2016, the contingent consideration had a fair value of approximately $7.0 thousand. In addition, each party agreed to indemnify the other for breaches of representations and warranties, breaches of covenants and certain other matters, subject to certain exceptions.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the Timco acquisition, we acquired intangible assets in the amount of $7.9 million related to customer relationships, trade names and non-compete clauses. The intangible assets are amortized over their estimated useful lives. Amortization expense for the intangible assets for the Timco acquisition was $0.4 million for each of the three months ended June 30, 2016 and 2015 and $0.9 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively.

Note 4—Accounts Receivable, net

Accounts receivable at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Trade accounts receivable, net of allowance
of $12,421 and $2,528, respectively	$99,620	$166,256
Unbilled revenue	32,815	40,033
Taxes receivable	32,849	34,163
Affiliated (1)	608	3,966
Other receivables	3,017	1,773
Total accounts receivable	$168,909	$246,191

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates and receivables for aircraft charter income.

Note 5—Inventories

Inventories at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Pipe and connectors	$119,818	$137,245
Finished goods	4,245	4,020
Work in progress	5,955	5,230
Raw materials, components and supplies	15,168	14,768
Total inventories	$145,186	$161,263

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Property, Plant and Equipment

The following is a summary of property, plant and equipment at June 30, 2016 and December 31, 2015 (in thousands):

	Estimated Useful Lives in Years	June 30, 2016	December 31, 2015
Land	—	$14,176	$10,119
Land improvements	8-15	9,378	9,289
Buildings and improvements	39	70,615	74,152
Rental machinery and equipment	7	906,542	898,134
Machinery and equipment - other	7	60,223	60,250
Furniture, fixtures and computers	5	18,272	18,240
Automobiles and other vehicles	5	43,896	48,402
Aircraft	7	16,267	16,267
Leasehold improvements	7-15, or lease term if shorter	8,314	7,947
Construction in progress - machinery and equipment and buildings	—	106,907	102,432
		1,254,590	1,245,232
Less: Accumulated depreciation		(666,334)	(620,273)
Total property, plant and equipment, net		$588,256	$624,959

Note 7—Other Assets

Other assets at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Marketable securities held in Rabbi Trust (1)	$46,406	$45,254
Deferred tax asset	177	536
Deposits	2,150	2,031
Other	6,125	5,112
Total other assets	$54,858	$52,933

(1)	See Note 10 – Fair Value Measurements

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Accrued and Other Current Liabilities

Accrued and other current liabilities at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015

Accrued compensation	$18,019	$25,281
Accrued property and other taxes	22,991	23,790
Accrued severance and other charges	19,939	22,244
Income taxes	4,317	7,385
Accrued inventory	491	5,281
Accrued medical claims	3,440	4,141
Accrued purchase orders	4,425	5,562
Other	16,420	18,200
Total accrued and other current liabilities	$90,042	$111,884

Note 9—Debt

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments by $150.0 million. At June 30, 2016 and December 31, 2015, we did not have any outstanding indebtedness under the Credit Facility. In addition, we had $3.9 million and $4.7 million in letters of credit outstanding as of June 30, 2016 and December 31, 2015, respectively.

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in our credit agreement) of not more than 2.50 to 1.0 and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of June 30, 2016, we were in compliance with all financial covenants under the Credit Facility.

In addition, the Credit Facility contains customary events of default, including, among others, the failure to make required payments, the failure to comply with certain covenants or other agreements, breach of the representations and

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

covenants contained in the agreements, default of certain other indebtedness, certain events of bankruptcy or insolvency and the occurrence of a change in control.

AFCO Credit Corporation - Insurance Notes Payable

In 2015, we entered into a note to finance annual insurance premiums for $7.6 million. The note bears interest at an annual rate of 1.9% and will mature in October 2016. At June 30, 2016 and December 31, 2015, the total outstanding balance was $2.1 million and $6.9 million, respectively.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Liabilities

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2016
Assets:
Derivative financial instruments	$—	$529	$—	$529
Investments available-for-sale:
Marketable securities - deferred
compensation plan	—	46,406	—	46,406
Marketable securities - other	3,664	—	—	3,664
Liabilities:
Marketable securities - deferred
compensation plan	—	41,262	—	41,262

December 31, 2015
Assets:
Derivative financial instruments	$—	$210	$—	$210
Investments available-for-sale:
Marketable securities - deferred
compensation plan	—	45,254	—	45,254
Marketable securities - other	2,387	—	—	2,387
Liabilities:
Marketable securities - deferred
compensation plan	—	43,568	—	43,568

Our derivative financial instruments consist of short-duration foreign currency forward contracts. The fair value of derivative financial instruments is based on quoted market values including foreign exchange forward rates and interest rates. The fair value is computed by discounting the projected future cash flow amounts to present value. At both June 30, 2016 and December 31, 2015, derivative financial instruments are included in accounts receivable, net in our condensed consolidated balance sheets.

Our investments associated with our deferred compensation plan consist of marketable securities that are held in the form of investments in mutual funds and insurance contracts. Assets and liabilities measured using significant observable inputs are reported at fair value based on third-party broker statements, which are derived from the fair value of the funds' underlying investments. Other marketable securities are included in other assets on the condensed consolidated balance sheets.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We utilize a discounted cash flow model in evaluating impairment considerations related to goodwill and long-lived assets. Given the unobservable nature of the inputs, the discounted cash flow models are deemed to use Level 3 inputs.

Other Fair Value Considerations

The carrying values on our condensed consolidated balance sheet of our cash and cash equivalents, trade accounts receivable, other current assets, accounts payable, accrued and other current liabilities and lines of credit approximates fair values due to their short maturities.

Note 11—Preferred Stock

At June 30, 2016 and December 31, 2015, we had 52,976,000 shares of Series A preferred stock, par value €0.01 per share (the "Preferred Stock"), issued and outstanding, all of which were held by MHI. Each share of Preferred Stock has a liquidation preference equal to its par value of €0.01 per share and is entitled to an annual dividend equal to 0.25% of its par value. We paid the annual dividend for the year ended December 31, 2015 of $1,476 on June 3, 2016. Additionally, each share of Preferred Stock entitles its holder to one vote. Preferred stockholders vote with the common stockholders as a single class on all matters presented to FINV's shareholders for their vote.

MHI has the right to convert all or a portion of its Preferred Stock into shares of our common stock by delivery of an equivalent portion of its interest in FICV to us. Accordingly, the increase in our interest in FICV in connection with a conversion will decrease the noncontrolling interest in our financial statements that is attributable to MHI's interest in FICV. As of June 30, 2016 and December 31, 2015, there have been no conversions of the Preferred Stock or exchanges of the FICV limited partner interests. Exchanges are subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

The Preferred Stock is classified outside of permanent equity in our condensed consolidated balance sheet at its redemption value of par plus accrued and unpaid dividends because the conversion provisions are not solely within our control.

Note 12— Derivatives

In December 2015, we began entering into short-duration foreign currency forward derivative contracts to reduce the risk of foreign currency fluctuations. We use these instruments to mitigate our exposure to non-local currency operating working capital. We record these contracts at fair value on our condensed consolidated balance sheets. Although the derivative contracts will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not formally designated as hedge contracts for hedge accounting treatment. Accordingly, any changes in the fair value of the derivative instruments during a period will be included in our condensed consolidated statements of operations.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016 and December 31, 2015, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

	June 30, 2016
	Notional	Contractual	Settlement
Derivative Contracts	Amount	Exchange Rate	Date
Canadian dollar	$3,765	1.2749	9/13/2016
Euro	4,420	1.1334	9/13/2016
Euro	3,470	1.1192	7/14/2016
Norwegian kroner	5,891	8.1482	9/13/2016
Pound sterling	3,620	1.4480	9/13/2016

	December 31, 2015
	Notional	Contractual	Settlement
Derivative Contracts	Amount	Exchange Rate	Date
Canadian dollar	$5,091	1.3751	1/13/2016
Euro	19,706	1.0948	1/13/2016
Norwegian kroner	11,498	8.6973	1/13/2016
Pound sterling	7,516	1.5031	1/13/2016

The following table summarizes the location and fair value amounts of all derivative contracts in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 (in thousands):

Derivatives not Designated as Hedging Instruments	Consolidated Balance Sheet Location	June 30, 2016	December 31, 2015
Foreign currency contracts	Accounts receivable, net	$529	$210

The following table summarizes the location and amounts of the realized and unrealized losses on derivative contracts in the condensed consolidated statements of operations (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative Contracts	2016	2015	2016	2015
Unrealized gain on foreign currency contracts	Other income	$1,293	$—	$319	$—
Realized loss on foreign currency contracts	Other income	(865)	—	(1,579)	—
Total net income (loss) on foreign currency contracts		$428	$—	$(1,260)	$—

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross and net fair values of our derivatives at June 30, 2016 and December 31, 2015 (in thousands):

	Derivative Asset Positions		Derivative Liability Positions
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Gross position - asset / (liability)	$551	$316	$(22)	$(106)
Netting adjustment	(22)	(106)	22	106
Net position - asset / (liability)	$529	$210	$—	$—

Note 13—Treasury Stock

At June 30, 2016, common shares held in treasury totaled 606,540 with a cost of $10.7 million and at December 31, 2015, common shares held in treasury totaled 514,812 shares with a cost of $9.3 million. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested.

Note 14—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease office space from an affiliated company. Rent expense related to these leases was $1.8 million and $2.0 million for each of the three months ended June 30, 2016 and 2015, respectively, and $4.5 million and $4.0 million for the six months ended June 30, 2016 and 2015, respectively.

We are a party to certain agreements relating to the rental of aircraft to Western Airways ("WA"), an entity owned by the Mosing family. The WA agreements reflect both dry lease and wet lease rental, whereby we are charged a flat monthly fee primarily for crew, hangar, maintenance and administration costs in addition to other variable costs for fuel and maintenance. We also earn charter income from third party usage through a revenue sharing agreement. We recorded net charter expense of $0.5 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $0.5 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The TRA provides that FINV may terminate it early. If FINV elects to terminate the TRA early, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that MHI or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on June 30, 2016, the estimated termination payment would be approximately $85.6 million (calculated using a discount rate of 4.86%). The foregoing number is merely an estimate and the actual payment could differ materially.

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

Note 15—Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is determined by dividing net income (loss), less preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, assuming all potentially dilutive shares were issued.

We apply the treasury stock method to determine the dilutive weighted average common shares represented by the unvested restricted stock units and ESPP shares. The diluted earnings (loss) per share calculation assumes the conversion of 100% of our outstanding Preferred Stock on an as if converted basis. Accordingly, the numerator is also adjusted to include the earnings allocated to the noncontrolling interest after taking into account the tax effect of such exchange.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the basic and diluted earnings (loss) per share calculations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator - Basic
Income (loss) from continuing operations	$(45,287)	$28,853	$(47,695)	$75,254
Less: Net (income) loss attributable to noncontrolling interest	13,889	(8,023)	15,525	(20,145)
Less: Preferred stock dividends	(1)	(2)	(1)	(2)
Net income (loss) available to common shareholders	$(31,399)	$20,828	$(32,171)	$55,107

Numerator - Diluted
Income (loss) from continuing operations attributable to common shareholders	$(31,399)	$20,828	$(32,171)	$55,107
Add: Net income attributable to noncontrolling interest (1), (2)	—	7,664	—	17,602
Add: Preferred stock dividends (2)	—	2	—	2
Dilutive net income (loss) available to common shareholders	$(31,399)	$28,494	$(32,171)	$72,711

Denominator
Basic weighted average common shares	155,440	154,344	155,342	154,337
Exchange of noncontrolling interest for common stock (Note 11), (2)	—	52,976	—	52,976
Restricted stock units (2)	—	1,789	—	1,489
Stock to be issued pursuant to ESPP (2)	—	5	—	2
Diluted weighted average common shares	155,440	209,114	155,342	208,804

Earnings (loss) per common share:
Basic	$(0.20)	$0.14	$(0.21)	$0.36
Diluted	$(0.20)	$0.14	$(0.21)	$0.35

(1)	Adjusted for the additional tax expense upon the assumed conversion of the Preferred Stock	$—	$359	$—	$2,543
(2)	Approximate number of shares of potentially convertible preferred stock to common stock, unvested restricted stock units and stock to be issued pursuant to the ESPP have been excluded from the computation of diluted earnings (loss) per share as the effect would be anti-dilutive when the results from operations are at a net loss.	54,534	—	54,489	—

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

Our effective tax rate on income from continuing operations before income taxes was 14.5% and 26.9% for the three months ended June 30, 2016 and 2015, respectively, and 15.1% and 22.5% for the six months ended June 30, 2016 and 2015, respectively. The lower rates are primarily a result of a decrease in taxable income and a change in

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

jurisdictional mix. In addition, the tax rate for all periods is lower than the U.S. statutory income tax rate of 35% due to lower statutory tax rates in certain foreign jurisdictions where we operate.

As of June 30, 2016, there were no significant changes to our unrecognized tax benefits as reported in our audited financial statements for the year ended December 31, 2015.

Note 17—Severance and Other Charges

During 2015, we executed a workforce reduction plan as part of our cost savings initiatives due to depressed oil and gas prices. During 2016, we have continued to take steps to adjust our workforce to meet the depressed demand in the industry. The reduction was communicated to affected employees on various dates. Also, the Chairman of the board of supervisory directors (who also held the role of Executive Chairman of our company) transitioned to a non-executive director of the supervisory board effective as of December 31, 2015. At June 30, 2016, our outstanding accrual was approximately $19.9 million and included severance payments, other employee-related termination costs and lease termination fees. Below is a reconciliation of the beginning and ending liability balance (in thousands):

	International Services	U.S. Services	Tubular Sales	Total
Beginning balance, December 31, 2015	$78	$22,166	$—	$22,244
Additions for costs expensed	2,590	1,549	185	4,324
Other adjustments	—	(341)	341	—
Severance and other payments	(2,167)	(3,936)	(526)	(6,629)
Ending balance, June 30, 2016	$501	$19,438	$—	$19,939

We expect to pay a significant portion of the remaining liability no later than the third quarter of 2016.

Note 18—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of June 30, 2016 and December 31, 2015. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

We are conducting an internal investigation of the operations of certain of our foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act, our policies and other applicable laws. In June 2016, we voluntarily disclosed the existence of our extensive internal review to the U.S. Securities and Exchange Commission and the United States Department of Justice. While our review does not currently indicate that there has been any material impact on our previously filed financial statements, we continue to collect information and are unable to predict the ultimate resolution of these matters with these agencies.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Adjusted EBITDA

We define Adjusted EBITDA as income (loss) from continuing operations before net interest income or expense, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss, equity-based compensation, unrealized and realized gain or loss, other non-cash adjustments and unusual charges. We review Adjusted EBITDA on both a consolidated basis and on a segment basis. We use Adjusted EBITDA to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team (such as income tax rates). Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with generally accepted accounting principles in the U.S. ("GAAP").

Our CODM uses Adjusted EBITDA as the primary measure of segment reporting performance.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of Segment Adjusted EBITDA to income (loss) from continuing operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Segment Adjusted EBITDA:
International Services	$(4,159)	$55,311	$27,220	$107,596
U.S. Services	(11,318)	16,714	(10,500)	61,662
Tubular Sales	1,624	7,978	1,178	11,097
Corporate and other	180	31	202	24
Adjusted EBITDA Total	(13,673)	80,034	18,100	180,379
Interest income (expense), net	198	(31)	404	(23)
Income tax benefit (expense)	7,705	(10,629)	8,511	(21,891)
Depreciation and amortization	(28,283)	(27,710)	(57,733)	(51,711)
Gain (loss) on sale of assets	279	(687)	1,049	(871)
Foreign currency loss	(4,170)	(2,767)	(4,211)	(1,234)
Equity-based compensation expense	(4,320)	(8,308)	(8,528)	(16,373)
Severance and other charges	(3,718)	(1,049)	(4,324)	(13,022)
Unrealized and realized gains (losses)	695	—	(963)	—
Income (loss) from continuing operations	$(45,287)	$28,853	$(47,695)	$75,254

The following tables set forth certain financial information with respect to our reportable segments. Included in “Corporate and Other” are intersegment eliminations and costs associated with activities of a general nature (in thousands):

	International Services	U.S. Services	Tubular Sales	Corporate and Other	Total

Three Months Ended June 30, 2016
Revenue from external customers	$57,350	$37,118	$26,478	$—	$120,946
Inter-segment revenues	29	3,940	4,351	(8,320)	—
Adjusted EBITDA	(4,159)	(11,318)	1,624	180	(13,673)

Three Months Ended June 30, 2015
Revenue from external customers	$122,640	$78,418	$53,246	$—	$254,304
Inter-segment revenues	229	6,644	10,544	(17,417)	—
Adjusted EBITDA	55,311	16,714	7,978	31	80,034

Six Months Ended June 30, 2016
Revenue from external customers	$140,412	$85,898	$48,122	$—	$274,432
Inter-segment revenues	45	8,050	10,017	(18,112)	—
Adjusted EBITDA	27,220	(10,500)	1,178	202	18,100

Six Months Ended June 30, 2015
Revenue from external customers	$246,841	$187,704	$97,196	$—	$531,741
Inter-segment revenues	606	14,558	22,435	(37,599)	—
Adjusted EBITDA	107,596	61,662	11,097	24	180,379

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

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

Market Outlook

We expect to see further weakness in the demand for our products and services for the remainder of 2016 as decreased spending by our customers on oil and gas exploration and production activities persist across our operating areas. The current commodity price environment has led to numerous delayed, suspended or canceled projects, particularly in our core offshore markets in West Africa and the Gulf of Mexico. These delays and cancellations have resulted in decreased revenues and profitability of our International and U.S. Services segments. Furthermore, we have seen material reductions in the pricing of our services both onshore and offshore and have been unable to offset these declines with cost reductions. All of our business segments will likely trend lower until such time as our customers conclude that the commodity price conditions warrant new investment in exploration and production activities, which is currently unforeseeable. The company plans to attempt to offset some of the lower activity and pricing through market share gains and the potential for acquisitions of new products or services, but does not expect to fully offset the magnitude of the revenue and Adjusted EBITDA declines.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as income (loss) from continuing operations before net interest income or expense, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss, equity-based compensation, unrealized and realized gain or loss, other non-cash adjustments and unusual charges or credits. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues. We review Adjusted EBITDA and Adjusted EBITDA margin on both a consolidated basis and on a segment basis. We use Adjusted EBITDA and Adjusted EBITDA margin to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team (such as income tax rates). Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with generally accepted accounting principles in the U.S. ("GAAP").

The following table presents a reconciliation of income (loss) from continuing operations to Adjusted EBITDA, our most directly comparable GAAP performance measure, as well as Adjusted EBITDA margin for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Income (loss) from continuing operations	$(45,287)	$28,853	$(47,695)	$75,254
Interest (income) expense, net	(198)	31	(404)	23
Depreciation and amortization	28,283	27,710	57,733	51,711
Income tax (benefit) expense	(7,705)	10,629	(8,511)	21,891
(Gain) loss on sale of assets	(279)	687	(1,049)	871
Foreign currency loss	4,170	2,767	4,211	1,234
Equity-based compensation expense	4,320	8,308	8,528	16,373
Severance and other charges (See Note 17)	3,718	1,049	4,324	13,022
Unrealized and realized (gains) losses	(695)	—	963	—
Adjusted EBITDA	$(13,673)	$80,034	$18,100	$180,379
Adjusted EBITDA margin	(11.3)%	31.5%	6.6%	33.9%

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

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Equipment rentals and services	$95,177	$201,282	$226,434	$433,687
Products (1)	25,769	53,022	47,998	98,054
Total revenue	120,946	254,304	274,432	531,741

Operating expenses:
Cost of revenues, exclusive of
depreciation and amortization
Equipment rentals and services	52,564	76,692	108,365	170,292
Products	17,028	33,060	29,357	55,907
General and administrative expenses	70,310	73,797	129,262	143,594
Depreciation and amortization	28,283	27,710	57,733	51,711
Severance and other charges	3,718	1,049	4,324	13,022
Gain (loss) on sale of assets	(279)	687	(1,049)	871
Operating income (loss)	(50,678)	41,309	(53,560)	96,344

Other income (expense):
Other income	1,658	971	1,161	2,058
Interest income (expense), net	198	(31)	404	(23)
Foreign currency loss	(4,170)	(2,767)	(4,211)	(1,234)
Total other income (expense)	(2,314)	(1,827)	(2,646)	801

Income (loss) before income tax expense (benefit)	(52,992)	39,482	(56,206)	97,145
Income tax expense (benefit)	(7,705)	10,629	(8,511)	21,891
Net income (loss)	(45,287)	28,853	(47,695)	75,254
Less: Net income (loss) attributable to noncontrolling interest	(13,889)	8,023	(15,525)	20,145

Net income (loss) attributable to Frank's International N.V.	$(31,398)	$20,830	$(32,170)	$55,109

(1)	Consolidated products revenue includes a small amount of revenues attributable to the U.S. Services and International Services segments.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues. Revenues from external customers, excluding intersegment sales, for the three months ended June 30, 2016 decreased by $133.4 million, or 52.4%, to $120.9 million from $254.3 million for the three months ended June 30, 2015. The decrease was primarily attributable to lower revenues in all of our segments due to declining activity as depressed oil and gas prices resulted in reduced rig count, downward pricing pressures, rig cancellations and delays as well as deferred work scopes in the International and U.S. Services regions while revenues for Tubular Sales decreased due to lower international demand and decreased deep water fabrication revenue. Revenues for our segments are discussed separately below under the heading "Operating Segment Results."

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the three months ended June 30, 2016 decreased by $40.2 million, or 36.6%, to $69.6 million from $109.8 million for the three months ended June 30, 2015. Our cost of revenues decline was consistent with our lower revenue, which was slightly offset by our fixed cost structure.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2016 decreased by $3.5 million, or 4.7%, to $70.3 million from $73.8 million for the three months ended June 30, 2015. Excluding the bad debt expense of $9.7 million related to the collectability of receivables in Venezuela (see "Customer Credit Risk" in Part I, Item 3), general and administrative expenses for the three months ended June 30, 2016 decreased by $13.1 million, or 17.8%, as a result of cost initiatives, which included workforce reductions and lease terminations. Also, equity-based compensation expense decreased by $4.0 million as the IPO grants for retirement-eligible employees had a two year service requirement, which was completed during the third quarter of 2015. The lower costs were partially offset by an increase in higher professional fees of $2.6 million as a result of ongoing global corporate initiatives and our investigation as mentioned in Note 18 - Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

Severance and other charges. Severance and other charges for the three months ended June 30, 2016 increased by $2.7 million, or 254.4%, to $3.7 million from $1.0 million for the three months ended June 30, 2015 as a result of a higher workforce reduction in the second quarter of 2016 compared to 2015 as we continued to take steps to adjust our workforce to meet the depressed demand in the industry. See Note 17 - Severance and Other Charges in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

Income tax expense (benefit). Income tax expense (benefit) for the three months ended June 30, 2016 decreased by $18.3 million, or 172.5%, to $(7.7) million from $10.6 million for the three months ended June 30, 2015 primarily as a result of a decrease in taxable income and a change in jurisdictional mix. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues. Revenues from external customers, excluding intersegment sales, for the six months ended June 30, 2016 decreased by $257.3 million, or 48.4%, to $274.4 million from $531.7 million for the six months ended June 30, 2015. The decrease was primarily attributable to lower revenues in all of our segments due to declining activity as depressed oil and gas prices resulted in reduced rig count, downward pricing pressures, rig cancellations and delays as well as deferred work scopes in the International and U.S. Services regions while revenues for Tubular Sales decreased due to lower international demand and decreased deep water fabrication revenue. Revenues for our segments are discussed separately below under the heading "Operating Segment Results."

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the six months ended June 30, 2016 decreased by $88.5 million, or 39.1%, to $137.7 million from $226.2 million for the six months ended June 30, 2015. Our cost of revenues decline was consistent with our lower revenue, which was slightly offset by our fixed cost structure.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2016 decreased by $14.3 million, or 10.0%, to $129.3 million from $143.6 million for the six months ended June 30, 2015. Excluding the bad debt expense of $9.7 million related to the collectability of receivables in Venezuela (see "Customer Credit Risk" in Part I, Item 3), general and administrative expenses for the six months ended June 30, 2016 decreased by $24.0 million, or 16.7%, primarily as a result of cost initiatives, which included workforce reductions and lease terminations. Also, equity-based compensation expense decreased by $7.8 million as the IPO grants for retirement-eligible employees had a two year service requirement, which was completed during the third quarter of 2015. The decreased costs were partially offset by $5.4 million of professional fees, which included costs related to our ongoing global corporate initiatives and the investigation mentioned in Note 18 - Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

    Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2016 increased by $6.0 million, or 11.6%, to $57.7 million from $51.7 million for the six months ended June 30, 2015. The increase was primarily attributable to our Timco acquisition of $2.2 million in addition to a higher depreciable base resulting from property and equipment additions.

Severance and other charges. Severance and other charges for the six months ended June 30, 2016 decreased by $8.7 million, or 66.8%, to $4.3 million from $13.0 million for the six months ended June 30, 2015 as a result of an overall lower workforce reduction compared to the prior year although we continued to take steps to adjust our workforce to meet the depressed demand in the industry. See Note 17 - Severance and Other Charges in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

Foreign currency loss. Foreign currency loss was $4.2 million for the six months ended June 30, 2016 compared to $1.2 million for the six months ended June 30, 2015 primarily due to the devaluation of the Nigerian Naira.

Income tax expense (benefit). Income tax expense (benefit) for the six months ended June 30, 2016 decreased by $30.4 million, or 138.9%, to $(8.5) million from $21.9 million for the six months ended June 30, 2015 primarily as a result of a decrease in taxable income and a change in jurisdictional mix. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Operating Segment Results

Revenue pertaining to our segments as stated in the following discussions include intersegment sales. Adjusted EBITDA includes the impact of intersegment operating activity. See Note 19 - Segment Information in the Notes to Unaudited Condensed Consolidated Financial Statements.

The following table presents revenues and Adjusted EBITDA by segment, and a reconciliation of Adjusted EBITDA to net income (loss) from continuing operations, which is the most comparable GAAP financial measure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
International Services	$57,379	$122,869	$140,457	$247,447
U.S. Services	41,058	85,062	93,948	202,262
Tubular Sales	30,829	63,790	58,139	119,631
Intersegment sales	(8,320)	(17,417)	(18,112)	(37,599)
Total	$120,946	$254,304	$274,432	$531,741

Segment Adjusted EBITDA:
International Services	$(4,159)	$55,311	$27,220	$107,596
U.S. Services	(11,318)	16,714	(10,500)	61,662
Tubular Sales	1,624	7,978	1,178	11,097
Corporate and other (1)	180	31	202	24
Adjusted EBITDA Total (2)	(13,673)	80,034	18,100	180,379
Interest income (expense), net	198	(31)	404	(23)
Income tax benefit (expense)	7,705	(10,629)	8,511	(21,891)
Depreciation and amortization	(28,283)	(27,710)	(57,733)	(51,711)
Gain (loss) on sale of assets	279	(687)	1,049	(871)
Foreign currency loss	(4,170)	(2,767)	(4,211)	(1,234)
Equity-based compensation expense	(4,320)	(8,308)	(8,528)	(16,373)
Severance and other charges	(3,718)	(1,049)	(4,324)	(13,022)
Unrealized and realized gains (losses)	695	—	(963)	—
Income (loss) from continuing operations	$(45,287)	$28,853	$(47,695)	$75,254

(1)	Corporate and other represents amounts not directly associated with an operating segment.

(2)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

International Services

Revenue for the International Services segment decreased by $65.5 million for the three months ended June 30, 2016, or 53.3%, compared to the same period in 2015, primarily due to depressed oil and gas prices, which challenged the economics of current development projects and caused the termination of ongoing drilling campaigns and the delay in the commencement of new projects, as well as cancellations or deferred work scopes. The Africa region also incurred further revenue reductions in the second quarter of 2016 as a result of the significant decrease in deep water activity.

Adjusted EBITDA for the International Services segment decreased by $59.5 million for the three months ended June 30, 2016, or 107.5%, compared to the same period in 2015 primarily due to the $65.5 million decrease in revenue, $9.7 million of bad debt expense primarily related to the collectability of receivables in Venezuela (see "Customer Credit Risk" in Part I, Item 3) and $2.5 million of additional payroll related costs for Nigeria and Mexico, which were partially offset by lower expenses due to reduced activity and cost-cutting measures.

U.S. Services

Revenue for the U.S. Services segment decreased by $44.0 million for the three months ended June 30, 2016, or 51.7%, compared to the same period in 2015. Onshore services revenue decreased by $15.1 million as a result of lower activity from declining rig counts and pricing discounts. The offshore business saw a decrease in revenue of $26.3 million as a result of overall lower activity from weaknesses seen in the Gulf of Mexico due to rig cancellations and delays, coupled with downward pricing pressures.

Adjusted EBITDA for the U.S. Services segment decreased by $28.0 million for the three months ended June 30, 2016, or 167.7%, compared to the same period in 2015 primarily due to higher pricing concessions and lower activity of $22.0 million and higher corporate and other costs of $6.2 million primarily due to increased professional fees, which were attributable to the investigation and ongoing global corporate initiatives.

Tubular Sales

Revenue for the Tubular Sales segment decreased by $33.0 million for the three months ended June 30, 2016, or 51.7%, compared to the same period in 2015 primarily as a result of lower international demand and decreased deep water fabrication revenue.

Adjusted EBITDA for the Tubular Sales segment decreased by $6.4 million for the three months ended June 30, 2016, or 79.6%, compared to the same period in 2015 as it was negatively impacted by fixed costs associated with the manufacturing division and decreased revenues.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

International Services

Revenue for the International Services segment decreased by $107.0 million for the six months ended June 30, 2016, or 43.2%, compared to the same period in 2015, primarily due to depressed oil and gas prices, which challenged the economics of current development projects and caused the termination of ongoing drilling campaigns and the delay in the commencement of new projects, as well as cancellations or deferred work scopes. The Africa region also encountered further revenue reductions as a result of a significant decline in deep water activity.

Adjusted EBITDA for the International Services segment decreased by $80.4 million for the six months ended June 30, 2016, or 74.7%, compared to the same period in 2015 primarily due to the $107.0 million decrease in revenue, $9.7 million of bad debt expense related to the collectability of receivables in Venezuela (see "Customer Credit Risk" in Part I, Item 3) and $2.5 million of additional payroll related costs for Nigeria and Mexico, which were partially offset by lower expenses due to reduced activity and cost-cutting measures.

U.S. Services

Revenue for the U.S. Services segment decreased by $108.3 million for the six months ended June 30, 2016, or 53.6%, compared to the same period in 2015. Onshore services revenue decreased by $34.8 million as a result of lower activity from declining rig counts and pricing discounts. The offshore business saw a decrease in revenue of $67.0 million as a result of overall lower activity from weaknesses seen in the Gulf of Mexico due to rig cancellations and delays, coupled with downward pricing pressures.

Adjusted EBITDA for the U.S. Services segment decreased by $72.2 million for the six months ended June 30, 2016, or 117.0%, compared to the same period in 2015 primarily due to higher pricing concessions and lower activity of $58.7 million and higher corporate and other costs of $13.7 million primarily due to increased professional fees, which were attributable to the investigation and ongoing global corporate initiatives.

Tubular Sales

Revenue for the Tubular Sales segment decreased by $61.5 million for the six months ended June 30, 2016, or 51.4%, compared to the same period in 2015 primarily as a result of lower international demand and decreased deep water fabrication revenue.

Adjusted EBITDA for the Tubular Sales segment decreased by $9.9 million for the six months ended June 30, 2016, or 89.4%, compared to the same period in 2015 as it was negatively impacted by fixed costs associated with the manufacturing division and decreased revenues.

Liquidity and Capital Resources

Liquidity

At June 30, 2016, we had cash and cash equivalents of $581.4 million and debt of $2.4 million. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures and acquisitions. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditures are estimated at $60.0 million for 2016. We expect to spend approximately $25.0 million for the purchase and manufacture of equipment and $35.0 million for other property, plant and equipment, inclusive of the purchase or construction of facilities. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During the six months ended June 30, 2016 and 2015, capital expenditures were $18.4 million and $70.8 million, respectively, all of which were funded from internally generated funds. We believe our cash on hand, cash flows from operations and potential borrowings under our Credit Facility (as defined below), should be sufficient to fund our capital expenditure and liquidity requirements for the remainder of 2016.

We paid dividends on our common stock of $46.8 million, or an aggregate of $0.30 per common share, in addition to $8.0 million in distributions to our noncontrolling interests during the six months ended June 30, 2016. On July 22, 2016, our board of directors approved to decrease the quarterly dividend from $0.15 per share to $0.075 per share. The timing, declaration, amount of, and payment of any dividends is within the discretion of our board of managing directors subject to the approval of our board of supervisory directors and will depend upon many factors, including our financial condition, earnings, capital requirements, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by our board of managing directors and our board of supervisory directors. We do not have a legal obligation to pay any dividend and there can be no assurance that we will be able to do so. The timing of distributions to our noncontrolling interests and the resulting tax arising from their membership interests in FICV is determined pursuant to the Limited Partnership Agreement of Frank's International C.V.

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments by $150.0 million. At June 30, 2016 and December 31, 2015, we did not have any outstanding indebtedness under the Credit Facility. We had $3.9 million and $4.7 million in letters of credit outstanding as of June 30, 2016 and December 31, 2015, respectively.

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in the Credit Facility) of not more than 2.50 to 1.0 and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of June 30, 2016, we were in compliance with all financial covenants under the Credit Facility.

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

In certain circumstances, we may be required to make payments under the TRA that we have entered into with
MHI. In most circumstances, these payments will be associated with the actual cash savings that we recognize in connection with a conversion of Preferred Stock, which would reduce the actual tax benefit to us. If we were to choose to terminate the TRA early or enter into certain change of control transactions, we may incur payment obligations prior to the time we actually incur any tax benefit. In those circumstances, we would need to pay the amounts out of cash on hand, finance the payments or refrain from triggering the obligation. Though we do not have any present intention of triggering an advance payment under the TRA, based on our current liquidity and our expected ability to access debt and equity financing, we believe we would be able to make such a payment if necessary. Any such payment could reduce our cash on hand and our borrowing availability, however, which would also reduce the amount of cash available to operate our business, to fund capital expenditures and to be paid as dividends to our stockholders, among other things. Please see Note 14 - Related Party Transactions in the Notes to Unaudited Condensed Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Operating activities	$58,037	$215,912
Investing activities	(17,252)	(149,305)
Financing activities	(59,997)	(79,356)
	(19,212)	(12,749)
Effect of exchange rate changes on cash activities	(1,776)	(1,860)
Decrease in cash and cash equivalents	$(20,988)	$(14,609)

Statements of cash flows for entities with international operations that use the local currency as the functional currency exclude the effects of the changes in foreign currency exchange rates that occur during any given year, as these are noncash changes. As a result, changes reflected in certain accounts on the condensed consolidated statements of cash flows may not reflect the changes in corresponding accounts on the condensed consolidated balance sheets.

Operating Activities

Cash flow from operating activities was $58.0 million for the six months ended June 30, 2016 as compared to $215.9 million in the comparable period in 2015. The decrease in 2016 was due to a net loss, lower deferred tax provision and changes in working capital, primarily in inventories, other current assets and other non-current liabilities. The changes were a result of lower activity due to depressed oil and gas prices.

Investing Activities

Cash flow used in investing activities was $17.3 million for the six months ended June 30, 2016 as compared to $149.3 million in the comparable period in 2015. The decrease in net cash used in investing activities was primarily related to the Timco acquisition that occurred in the prior year in addition to lower capital expenditures for property, plant and equipment for the six months ended June 30, 2016 in comparison to the same period in 2015 as a result of a reduction in the need for additional equipment and machinery to service our customers due to declining rig activity caused by lower oil and gas prices.

Financing Activities

Cash flow used in financing activities was $60.0 million for the six months ended June 30, 2016 as compared to $79.4 million in the comparable period in 2015. The decrease in cash flow used in financing activities was primarily due to lower noncontrolling interest payments of $24.5 million due to less estimable income tax associated with the partnership partially offset by repayments on borrowings of $4.9 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There were no changes to our significant accounting policies from those disclosed in our Annual Report.

Impact of Recent Accounting Pronouncements

Refer to Note 1 - Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of accounting standards we recently adopted or will be required to adopt.

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

Foreign Currency Exchange Rates

We operate in virtually every oil and natural gas exploration and production region in the world. In some parts of the world, the currency of our primary economic environment is the U.S. dollar, and we use the U.S. dollar as our functional currency. In other parts of the world, such as Europe, Norway, Africa and Brazil, we conduct our business in currencies other than the U.S. dollar, and the functional currency is the applicable local currency. Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive income (loss) in the shareholders’ equity section on our condensed consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar.

For the six months ended June 30, 2016, on a U.S. dollar-equivalent basis, approximately 24.8% of our revenue was represented by currencies other than the U.S. dollar. However, no single foreign currency poses a primary risk to us. A hypothetical 10% decrease in the exchange rates for each of the foreign currencies in which a portion of our revenues is denominated would result in a 2.3% decrease in our overall revenues for the six months ended June 30, 2016.

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

We account for our derivative activities under the accounting guidance for derivatives and hedging. Derivatives are recognized on the condensed consolidated balance sheet at fair value. Although the derivative contracts will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not formally designated as hedge contracts for hedge accounting treatment. Accordingly, any changes in the fair value of the derivative instruments during a period will be included in our condensed consolidated statements of operations.

As of June 30, 2016 and December 31, 2015, we had the following foreign currency derivative contracts outstanding in U.S. dollars (thousands):

			Fair Value at
	Notional	Contractual	June 30,
Foreign Currency	Amount	Exchange Rate	2016
Canadian dollar	$3,765	1.2749	$67
Euro	4,420	1.1334	73
Euro	3,470	1.1192	(22)
Norwegian kroner	5,891	8.1482	150
Pound sterling	3,620	1.4480	261
			$529

			Fair Value at
	Notional	Contractual	December 31,
Foreign Currency	Amount	Exchange Rate	2015
Canadian dollar	$5,091	1.3751	$48
Euro	19,706	1.0948	(106)
Norwegian kroner	11,498	8.6973	162
Pound sterling	7,516	1.5031	106
			$210

Based on the derivative contracts that were in place as of June 30, 2016, a simultaneous 10% devaluation of the Canadian dollar, Euro, Norwegian kroner, and Pound sterling compared to the U.S. dollar would result in a $1.3 million increase in the market value of our forward contracts.

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

As of June 30, 2016, we applied the SIMADI exchange rate as we believed that this rate best represented the economics of our business activity in Venezuela. At June 30, 2016, we had approximately ($0.1) million in net monetary assets denominated in Bolivars using the SIMADI rate, which was approximately 628.34 Bolivars to the U.S. dollar. In the event of a devaluation of the current exchange mechanism in Venezuela or any other new exchange mechanism that might emerge for financial reporting purposes, it would result in our recording a devaluation charge in our condensed consolidated statements of operations.

Interest Rate Risk

As of June 30, 2016, we did not have an outstanding funded debt balance under the Credit Facility. If we borrow under the Credit Facility in the future, we will be exposed to changes in interest rates on our floating rate borrowings under the Credit Facility. Although we do not currently utilize interest rate derivative instruments to reduce interest rate exposure, we may do so in the future.

Customer Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are trade receivables. We extend credit to customers and other parties in the normal course of business. International sales also present various risks including governmental activities that may limit or disrupt markets and restrict the movement of funds. We operate in more than 60 countries and as such our accounts receivables are spread over many countries and customers. As of June 30, 2016, two customers in Venezuela and Angola accounted for approximately 13% of our gross accounts receivables balance. Our receivables in Venezuela and Angola are denominated in U.S. dollars. We have experienced payment delays from our national oil company customer in Venezuela and have been notified of a six month delay in payment from the national oil company in Angola as it is undergoing restructuring. These receivables are not disputed, and we have not historically had material write-offs relating to these customers. We maintain an allowance for uncollectible accounts receivables based on expected collectability and ongoing credit evaluations of our customers’ financial condition. If the financial condition of our customers were to diminish resulting in an impairment of their ability to make payments, adjustments to the allowance may be required. Due to the uncertainty of collection from our national oil company customer in Venezuela, we recorded an allowance of $9.7 million during the second quarter of 2016. In the first quarter of 2016, we also made a decision to curtail operations in Venezuela and operations in Angola are significantly down due to the drop in oil prices.

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

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of June 30, 2016 and December 31, 2015. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

We are conducting an internal investigation of the operations of certain of our foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act, our policies and other applicable laws. In June 2016, we voluntarily disclosed the existence of our extensive internal review to the U.S. Securities and Exchange Commission and the United States Department of Justice. It is our intent to fully cooperate with these agencies and any other applicable authorities in connection with any further investigation that may be conducted in connection with this matter. While our review does not currently indicate that there has been any material impact on our previously filed financial statements, we continue to collect information and are unable to predict the ultimate resolution of these matters with these agencies. Our board and management are committed to continuously enhancing our internal controls that support improved compliance and transparency throughout our global operations.

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

FRANK'S INTERNATIONAL N.V.

Date: July 28, 2016	By:	/s/ Jeffrey J. Bird
Jeffrey J. Bird
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1
Deed of Amendment to Articles of Association of Frank's International N.V., dated May 14, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 16, 2014).

*†10.1	Frank’s International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Non-Employee Director Form).
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.