Form 10-Q
period 2016-09-30
Frank's International N.V.
filed 2016-11-03
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 1, 2016, there were 222,391,338 shares of common stock, €0.01 par value per share, outstanding.

TABLE OF CONTENTS
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2016 and December 31, 2015	3
	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months
	Ended September 30, 2016 and 2015	4
	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months
	Ended September 30, 2016 and 2015	5
	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the Nine Months
	Ended September 30, 2016 and 2015	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
	Ended September 30, 2016 and 2015	7
	Notes to the Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 6.	Exhibits	42

Signatures		43

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2016	2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$529,850	$602,359
Accounts receivables, net	155,363	246,191
Inventories	136,616	161,263
Other current assets	8,382	13,923
Total current assets	830,211	1,023,736

Property, plant and equipment, net	573,874	624,959
Goodwill and intangible assets, net	23,846	25,210
Other assets	98,448	52,933
Total assets	$1,526,379	$1,726,838

Liabilities and Equity
Current liabilities:
Short-term debt	$315	$7,321
Accounts payable	13,673	12,784
Deferred revenue	28,163	57,637
Accrued and other current liabilities	79,121	111,884
Total current liabilities	121,272	189,626

Deferred tax liabilities	—	40,257
Other non-current liabilities	157,174	44,824
Total liabilities	278,446	274,707

Commitments and contingencies (Note 18)

Series A preferred stock, €0.01, par value: no shares authorized, issued or outstanding at 2016; 52,976,000 shares authorized, issued and outstanding at 2015	—	705

Stockholders' equity:
Common stock, €0.01, par value, 798,096,000 shares authorized: 210,283,042 shares issued and 209,542,050 shares outstanding at 2016 and 745,120,000 shares authorized, 155,661,150 shares issued and 155,146,338 shares outstanding at 2015	2,661	2,045
Additional paid-in capital	889,375	712,486
Retained earnings	400,135	531,621
Accumulated other comprehensive loss	(31,894)	(25,555)
Treasury stock (at cost), 740,992 at 2016 and 514,812 shares at 2015	(12,344)	(9,298)
Total stockholders' equity	1,247,933	1,211,299
Noncontrolling interest	—	240,127
Total equity	1,247,933	1,451,426
Total liabilities and equity	$1,526,379	$1,726,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Equipment rentals and services	$85,698	$176,553	$312,132	$610,240
Products	19,416	63,330	67,414	161,384
Total revenue	105,114	239,883	379,546	771,624

Operating expenses:
Cost of revenues, exclusive of depreciation
and amortization
Equipment rentals and services	47,002	72,389	155,367	242,681
Products	13,237	34,174	42,594	90,081
General and administrative expenses	52,774	66,929	182,036	210,523
Depreciation and amortization	26,545	29,032	84,278	80,743
Severance and other charges	14,534	1,186	18,858	14,208
Change in value of contingent consideration	—	(1,532)	—	(1,532)
Gain on sale of assets	(46)	(1,392)	(1,095)	(521)
Operating income (loss)	(48,932)	39,097	(102,492)	135,441

Other income (expense):
Other income	984	918	2,145	2,976
Interest income, net	646	173	1,050	150
Foreign currency loss	(1,696)	(5,329)	(5,907)	(6,563)
Total other income (expense)	(66)	(4,238)	(2,712)	(3,437)

Income (loss) before income tax expense (benefit)	(48,998)	34,859	(105,204)	132,004
Income tax expense (benefit)	(6,800)	10,771	(15,311)	32,662
Net income (loss)	(42,198)	24,088	(89,893)	99,342
Net income (loss) attributable to noncontrolling interest	(5,216)	7,523	(20,741)	27,668
Net income (loss) attributable to Frank's International N.V.	(36,982)	16,565	(69,152)	71,674
Preferred stock dividends	—	—	(1)	(2)
Net income (loss) available to Frank's International N.V.
common shareholders	$(36,982)	$16,565	$(69,153)	$71,672

Earnings (loss) per common share:
Basic	$(0.21)	$0.11	$(0.43)	$0.46
Diluted	$(0.21)	$0.11	$(0.43)	$0.46

Weighted average common shares outstanding:
Basic	177,125	154,813	162,656	154,502
Diluted	177,125	209,349	162,656	209,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income (loss)	$(42,198)	$24,088	$(89,893)	$99,342
Other comprehensive income (loss):
Foreign currency translation adjustments	74	(3,713)	1,824	(12,287)
Marketable securities:
Unrealized gain (loss) on marketable securities	(50)	(330)	1,066	(1,621)
Deferred tax asset / liability change	(5)	137	(465)	374
Unrealized gain (loss) on marketable securities, net of tax	(55)	(193)	601	(1,247)
Total other comprehensive income (loss)	19	(3,906)	2,425	(13,534)
Comprehensive income (loss)	(42,179)	20,182	(87,468)	85,808
Less: Comprehensive income (loss) attributable to noncontrolling interest	(5,264)	6,527	(20,180)	24,216
Add: Transfer of MHI interest to FINV attributable to comprehensive loss (See Note 11)	(8,203)	—	(8,203)	—
Comprehensive income (loss) attributable to Frank's International N.V.	$(45,118)	$13,655	$(75,491)	$61,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2015
					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Interest	Equity
Balances at December 31, 2014	154,327	$2,033	$683,611	$545,357	$(14,210)	$(4,801)	$260,546	$1,472,536
Net income	—	—	—	71,674	—	—	27,668	99,342
Foreign currency translation adjustments	—	—	—	—	(9,154)	—	(3,133)	(12,287)
Unrealized loss on marketable securities	—	—	—	—	(928)	—	(319)	(1,247)
Equity-based compensation expense	—	—	24,753	—	—	—	—	24,753
Distributions to noncontrolling interest	—	—	—	—	—	—	(43,539)	(43,539)
Common stock dividends ($0.45 per share)	—	—	—	(69,573)	—	—	—	(69,573)
Preferred stock dividends	—	—	—	(2)	—	—	—	(2)
Common shares issued upon vesting of restricted stock units	1,040	12	(12)	—	—	—	—	—
Common shares issued for ESPP	20	—	290	—	—	—	—	290
Treasury shares withheld	(262)	—	—	—	—	(4,359)	—	(4,359)
Balances at September 30, 2015	155,125	$2,045	$708,642	$547,456	$(24,292)	$(9,160)	$241,223	$1,465,914

	Nine Months Ended September 30, 2016
					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Loss	Stock	Interest	Equity
Balances at December 31, 2015	155,146	$2,045	$712,486	$531,621	$(25,555)	$(9,298)	$240,127	$1,451,426
Net loss	—	—	—	(69,152)	—	—	(20,741)	(89,893)
Foreign currency translation adjustments	—	—	—	—	1,443	—	381	1,824
Unrealized gain on marketable securities	—	—	—	—	421	—	180	601
Equity-based compensation expense	—	—	12,356	—	—	—	—	12,356
Distribution to noncontrolling interest	—	—	—	—	—	—	(8,027)	(8,027)
Common stock dividends ($0.375 per share)	—	—	—	(62,333)	—	—	—	(62,333)
Preferred stock dividends	—	—	—	(1)	—	—	—	(1)
Transfer of MHI interest to FINV	—	—	238,367	—	(8,203)	—	(211,920)	18,244
Common shares issued on conversion of Series A preferred stock	52,976	597	—	—	—	—	—	597
Common shares issued upon vesting of restricted stock units	1,569	18	(18)	—	—	—	—	—
Tax Receivable Agreement ("TRA") and associated deferred taxes	—	—	(74,788)	—	—	—	—	(74,788)
Common shares issued for ESPP	76	1	972	—	—	—	—	973
Treasury shares withheld	(225)	—	—	—	—	(3,046)	—	(3,046)
Balances at September 30, 2016	209,542	$2,661	$889,375	$400,135	$(31,894)	$(12,344)	$—	$1,247,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(89,893)	$99,342
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	84,278	80,743
Equity-based compensation expense	12,356	24,753
Amortization of deferred financing costs	123	123
Deferred tax provision (benefit)	(25,772)	13,823
Provision for bad debts	10,410	(122)
(Gain) loss on sale of assets	(1,095)	(521)
Changes in fair value of marketable securities	(1,061)	1,736
Unrealized gain on derivative	296	—
Change in value of contingent consideration	—	(1,532)
Other	—	(3,909)
Changes in operating assets and liabilities
Accounts receivable	82,042	62,711
Inventories	20,032	37,576
Other current assets	5,990	11,801
Other assets	(4)	2,479
Accounts payable	474	1,162
Deferred revenue	(29,479)	(17,672)
Accrued and other current liabilities	(28,556)	(17,991)
Other non-current liabilities	(12,295)	885
Net cash provided by operating activities	27,846	295,387

Cash flows from investing activities
Acquisition of Timco Services, Inc. (net of acquired cash)	—	(78,676)
Purchases of property, plant and equipment	(29,777)	(88,296)
Proceeds from sale of assets and equipment	2,235	3,100
Proceeds from sale of investments	11,101	—
Purchase of marketable securities	(921)	(94)
Net cash used in investing activities	(17,362)	(163,966)

Cash flows from financing activities
Repayments of borrowings	(7,120)	(57)
Proceeds from borrowings	318	—
Costs of Series A convertible preferred stock conversion to common stock	(595)	—
Dividends paid on common stock	(62,333)	(69,573)
Dividends paid on preferred stock	(1)	(2)
Distribution to noncontrolling interest	(8,027)	(43,539)
Treasury shares withheld	(3,046)	(4,359)
Proceeds from the issuance of ESPP shares	973	290
Net cash used in financing activities	(79,831)	(117,240)
Effect of exchange rate changes on cash	(3,162)	3,518
Net increase (decrease) in cash	(72,509)	17,699
Cash and cash equivalents at beginning of period	602,359	489,354
Cash and cash equivalents at end of period	$529,850	$507,053

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

Basis of Presentation

The condensed consolidated financial statements of FINV for the three and nine months ended September 30, 2016 and 2015 include the activities of Frank's International C.V. ("FICV") and its wholly owned subsidiaries (collectively, the "Company," "we," "us" or "our"). All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements. Our accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. The Consolidated Balance Sheet at December 31, 2015 is derived from audited financial statements. However, certain information and footnote disclosures required by generally accepted accounting principles in the United States of America ("GAAP") for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015, which are included in our most recent Annual Report on Form 10-K filed with the Securities Exchange Commission ("SEC") on February 29, 2016. In the opinion of management, these condensed consolidated financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments that were necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year.

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

In August 2016, the FASB issued new accounting guidance for classification of certain cash receipts and cash payments in the statement of cash flows. The objective of the guidance is to reduce the existing diversity in practice related to the presentation and classification of certain cash receipts and cash payments. The guidance addresses eight specific cash flow issues including but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and proceeds from the settlement of corporate-owned life insurance policies. For public entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and is retrospective for all periods presented. Early adoption is permitted including for interim periods. Management is evaluating the provisions of this new accounting guidance including which period to adopt, and has not determined what impact the adoption will have on our consolidated financial statements.

In June 2016, the FASB issued new accounting guidance for credit losses on financial instruments. The guidance includes the replacement of the “incurred loss” approach for recognizing credit losses on financial assets, including

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2014, the FASB issued accounting guidance on the disclosure of uncertainties about an entity's ability to continue as a going concern. This update requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently assessing the impact of the adoption of this guidance on our consolidated financial position and results of operations.

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

Effective with the August 2016 conversion of all of MHI's Series A preferred stock (see Note 11 – Preferred Stock), MHI transferred all its interest in FICV to us. As a result, the amount included in net income (loss) attributable to noncontrolling interest for the three and nine months ended September 30, 2016 is through August 26, 2016.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of net income (loss) attributable to noncontrolling interest is detailed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$(42,198)	$24,088	$(89,893)	$99,342
Add: Net loss after MHI contributed interest to FINV (1)	18,355	—	18,355	—
Add: Provision (benefit) for U.S. income taxes of FINV (2)	3,078	4,570	(10,414)	11,645
Less: (Income) loss of FINV (3)	97	903	23	(2,487)
Net income (loss) subject to noncontrolling interest	(20,668)	29,561	(81,929)	108,500
Noncontrolling interest percentage (4)	25.2%	25.4%	25.2%	25.4%
Net income (loss) attributable to noncontrolling interest	$(5,216)	$7,523	$(20,741)	$27,668

(1)	Represents net loss after August 26, 2016 when MHI transferred its interest to FINV.

(2)
Represents income tax expense (benefit) of entities outside of FICV as well as income tax attributable to our proportionate share of the U.S. operations of our partnership interests in FICV as of August 26, 2016.

(3)	Represents results of operations for entities outside of FICV as of August 26, 2016.

(4)
Represents the economic interest in FICV held by MHI before the preferred stock conversion on August 26, 2016. This percentage changed as additional shares of FINV common stock were issued. Effective August 26, 2016, MHI delivered its economic interest in FICV to us.

Note 3—Acquisition

On April 1, 2015, Frank’s International, LLC, a Texas limited liability company (“Frank’s LLC”) and an indirect wholly-owned subsidiary of FICV closed on a transaction, which was not a significant acquisition, to purchase all of the outstanding equity interests of Timco Services, Inc. ("Timco"), a Louisiana corporation with a strong presence in the Permian Basin and Eagle Ford Shale regions, in exchange for consideration consisting of (i) approximately $81.0 million inclusive of a tax reimbursement payment of $8.0 million as well as closing adjustments for normal operating activity and customary purchase price adjustments and (ii) contingent consideration of up to $20.0 million, payable in two separate payments of $10.0 million based upon exceeding certain targets of the United States land rotary rig count, as reported by Baker Hughes, over prescribed time periods. As of September 30, 2016, the contingent consideration had a fair value of approximately $7.0 thousand. In addition, each party agreed to indemnify the other for breaches of representations and warranties, breaches of covenants and certain other matters, subject to certain exceptions.

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

In connection with the Timco acquisition, we acquired intangible assets in the amount of $7.9 million related to customer relationships, trade names and non-compete clauses. The intangible assets are amortized over their estimated useful lives. Amortization expense for the intangible assets for the Timco acquisition was $0.5 million for each of the three months ended September 30, 2016 and 2015 and $1.4 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Accounts Receivable, net

Accounts receivable at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Trade accounts receivable, net of allowance
of $12,260 and $2,528, respectively	$95,713	$166,256
Unbilled revenue	25,442	40,033
Taxes receivable	30,900	34,163
Affiliated (1)	750	3,966
Other receivables	2,558	1,773
Total accounts receivable	$155,363	$246,191

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates and receivables for aircraft charter income.

Note 5—Inventories

Inventories at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Pipe and connectors	$111,566	$137,245
Finished goods	4,207	4,020
Work in progress	5,739	5,230
Raw materials, components and supplies	15,104	14,768
Total inventories	$136,616	$161,263

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Property, Plant and Equipment

The following is a summary of property, plant and equipment at September 30, 2016 and December 31, 2015 (in thousands):

	Estimated Useful Lives in Years	September 30, 2016	December 31, 2015
Land	—	$14,446	$10,119
Land improvements	8-15	9,379	9,289
Buildings and improvements	39	70,715	74,152
Rental machinery and equipment	7	910,720	898,134
Machinery and equipment - other	7	60,278	60,250
Furniture, fixtures and computers	5	18,197	18,240
Automobiles and other vehicles	5	41,962	48,402
Aircraft	7	16,267	16,267
Leasehold improvements	7-15, or lease term if shorter	8,043	7,947
Construction in progress - machinery and equipment and buildings	—	111,260	102,432
		1,261,267	1,245,232
Less: Accumulated depreciation		(687,393)	(620,273)
Total property, plant and equipment, net		$573,874	$624,959

Note 7—Other Assets

Other assets at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Marketable securities held in Rabbi Trust (1)	$36,135	$45,254
Deferred tax asset (2)	54,045	536
Deposits	2,307	2,031
Other	5,961	5,112
Total other assets	$98,448	$52,933

(1)	See Note 10 – Fair Value Measurements

(2)	See Note 16 – Income Taxes

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Accrued and Other Current Liabilities

Accrued and other current liabilities at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015

Accrued compensation	$15,919	$25,281
Accrued property and other taxes	23,011	23,790
Accrued severance and other charges	15,436	22,244
Income taxes	4,746	7,385
Accrued inventory	—	5,281
Accrued medical claims	2,042	4,141
Accrued purchase orders	1,680	5,562
Other	16,287	18,200
Total accrued and other current liabilities	$79,121	$111,884

Note 9—Debt

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments to $150.0 million. At September 30, 2016 and December 31, 2015, we had no outstanding indebtedness under the Credit Facility. In addition, we had $3.8 million and $4.7 million in letters of credit outstanding as of September 30, 2016 and December 31, 2015, respectively. If our Adjusted EBITDA levels do not increase in future quarters, our borrowing capacity under the Credit Facility could be reduced.

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in our credit agreement) of not more than 2.50 to 1.0 and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of September 30, 2016, we were in compliance with all financial covenants under the Credit Facility.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

AFCO Credit Corporation - Insurance Notes Payable

In 2015, we entered into a note to finance annual insurance premiums for $7.6 million. The note bears interest at an annual rate of 1.9% and will mature in October 2016. At September 30, 2016, we had no outstanding balance. At December 31, 2015, the total outstanding balance was $6.9 million.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Liabilities

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2016
Assets:
Investments available-for-sale:
Marketable securities - deferred
compensation plan	$—	$36,135	$—	$36,135
Marketable securities - other	3,616	—	—	3,616
Liabilities:
Derivative financial instruments	—	86	—	86
Marketable securities - deferred
compensation plan	—	31,204	—	31,204

December 31, 2015
Assets:
Derivative financial instruments	$—	$210	$—	$210
Investments available-for-sale:
Marketable securities - deferred
compensation plan	—	45,254	—	45,254
Marketable securities - other	2,387	—	—	2,387
Liabilities:
Marketable securities - deferred
compensation plan	—	43,568	—	43,568

Our derivative financial instruments consist of short-duration foreign currency forward contracts. The fair value of derivative financial instruments is based on quoted market values including foreign exchange forward rates and interest rates. The fair value is computed by discounting the projected future cash flow amounts to present value. At September 30, 2016 and December 31, 2015, derivative financial instruments are included in accrued and other current liabilities and accounts receivable, net, respectively, in our condensed consolidated balance sheets.

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

Note 11—Preferred Stock

At December 31, 2015, we had 52,976,000 shares of Series A preferred stock, par value €0.01 per share (the "Preferred Stock"), issued and outstanding, all of which were held by MHI. Each share of Preferred Stock had a liquidation preference equal to its par value of €0.01 per share and was entitled to an annual dividend equal to 0.25% of its par value. We paid the annual dividend for the year ended December 31, 2015 of $1,476 on June 3, 2016. Additionally, each share of Preferred Stock entitled its holder to one vote. Preferred stockholders voted with the common stockholders as a single class on all matters presented to FINV's shareholders for their vote.

Before the conversion, MHI had the right to convert all or a portion of its Preferred Stock into shares of our common stock by delivery of an equivalent portion of its interest in FICV to us. Accordingly, the increase in our interest in FICV in connection with a conversion would decrease the noncontrolling interest in our financial statements that was attributable to MHI's interest in FICV.

On August 19, 2016, we received notice from MHI that it was exercising its right to exchange, for 52,976,000 common shares, each of the following securities: (i) 52,976,000 shares of Preferred Stock and (ii) 52,976,000 units in FICV. On August 26, 2016, we issued 52,976,000 common shares to MHI. Upon conversion of the Preferred Stock, we had no issued or outstanding convertible preferred shares and the number of common shares of authorized capital was increased by 52,976,000 shares, equal to the number of convertible preferred shares that were converted into common shares. Additionally, upon the exchange of the convertible preferred stock, MHI was entitled to receive an amount in cash equal to the nominal value of each convertible preferred share plus any accrued but unpaid dividends with respect to such stock. The cash payment of $0.6 million was paid on September 23, 2016. In conjunction with the conversion, MHI delivered its interest in FICV to us and no longer owns any interest in FICV. As a result of the transaction, we have also reallocated the accumulated other comprehensive loss attributable to the noncontrolling interest.

The Preferred Stock was classified outside of permanent equity in our condensed consolidated balance sheet at its redemption value of par plus accrued and unpaid dividends because the conversion provisions were not solely within our control.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016 and December 31, 2015, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

	September 30, 2016
	Notional	Contractual	Settlement
Derivative Contracts	Amount	Exchange Rate	Date
Canadian dollar	$4,597	1.3052	12/12/2016
Euro	4,280	1.1264	12/13/2016
Euro	2,304	1.1240	10/14/2016
Norwegian kroner	6,041	8.2766	12/13/2016
Pound sterling	5,702	1.3260	12/13/2016

	December 31, 2015
	Notional	Contractual	Settlement
Derivative Contracts	Amount	Exchange Rate	Date
Canadian dollar	$5,091	1.3751	1/13/2016
Euro	19,706	1.0948	1/13/2016
Norwegian kroner	11,498	8.6973	1/13/2016
Pound sterling	7,516	1.5031	1/13/2016

The following table summarizes the location and fair value amounts of all derivative contracts in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 (in thousands):

Derivatives not Designated as Hedging Instruments	Consolidated Balance Sheet Location	September 30, 2016	December 31, 2015
Foreign currency contracts	Accounts receivable, net	$—	$210
Foreign currency contracts	Accrued and other current liabilities	(86)	—

The following table summarizes the location and amounts of the realized and unrealized losses on derivative contracts in the condensed consolidated statements of operations (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative Contracts	2016	2015	2016	2015
Unrealized loss on foreign currency contracts	Other income	$(615)	$—	$(296)	$—
Realized gain (loss) on foreign currency contracts	Other income	511	—	(1,068)	—
Total net income (loss) on foreign currency contracts		$(104)	$—	$(1,364)	$—

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross and net fair values of our derivatives at September 30, 2016 and December 31, 2015 (in thousands):

	Derivative Asset Positions		Derivative Liability Positions
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Gross position - asset / (liability)	$1	$316	$1	$(106)
Netting adjustment	(1)	(106)	(87)	106
Net position - asset / (liability)	$—	$210	$(86)	$—

Note 13—Treasury Stock

At September 30, 2016, common shares held in treasury totaled 740,992 with a cost of $12.3 million and at December 31, 2015, common shares held in treasury totaled 514,812 shares with a cost of $9.3 million. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested.

Note 14—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease office space from an affiliated company. Rent expense related to these leases was $1.8 million and $2.5 million for each of the three months ended September 30, 2016 and 2015, respectively, and $6.2 million and $6.5 million for the nine months ended September 30, 2016 and 2015, respectively.

We are a party to certain agreements relating to the rental of aircraft to Western Airways ("WA"), an entity owned by the Mosing family. The WA agreements reflect both dry lease and wet lease rental, whereby we are charged a flat monthly fee primarily for crew, hangar, maintenance and administration costs in addition to other variable costs for fuel and maintenance. We also earn charter income from third party usage through a revenue sharing agreement. We recorded net charter expense of $0.3 million and net charter revenue of $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and net charter expense of $0.8 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Tax Receivable Agreement

MHI and its permitted transferees converted all of its Preferred Stock into shares of our common stock on a one-for-one basis on August 26, 2016, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, by delivery of an equivalent portion of its interest in FICV to us (a “Conversion”). FICV will make an election under Section 754 of the Code. Pursuant to the Section 754 election, the Conversion will result in an adjustment to the tax basis of the tangible and intangible assets of FICV with respect to the portion of FICV now held by FINV. These adjustments will be allocated to FINV. The adjustments to the tax basis of the tangible and intangible assets of FICV described above would not have been available absent this Conversion. The basis adjustments are expected to reduce the amount of tax that FINV would otherwise be required to pay in the future. These basis adjustments may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

The tax receivable agreement (the "TRA") that we entered into with FICV and MHI in connection with our IPO generally provides for the payment by FINV of 85% of the amount of the actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax (which reductions we refer to as “cash savings”) in periods after our IPO as a result of (i) the tax basis increases resulting from the Conversion and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. In addition, the TRA provides for payment by us of interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. The payments under the TRA will not be conditioned upon a holder of rights under the TRA having a continued ownership interest in either FICV or FINV. We will retain the remaining 15% of cash savings, if any.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016 our estimated TRA liability was $124.6 million. This represents 85% of the future cash savings expected from the utilization of the original basis adjustments plus subsequent basis adjustments that will result from payments under the TRA agreement. The estimation of the TRA liability is by its nature imprecise and subject to significant assumptions regarding the amount and timing of taxable income in the future and the tax rates then applicable. The time period over which the cash savings is expected to be realized is estimated to be over 20 years. Based on FINV’s forecasted tax loss for the 2016 tax year, no payment under the TRA is expected for 2016.

The payment obligations under the TRA are our obligations and are not obligations of FICV. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless FINV elects to exercise its sole right to terminate the TRA early. If FINV elects to terminate the TRA early, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that MHI or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on September 30, 2016, the estimated termination payment would be approximately $105.3 million (calculated using a discount rate of 4.96%). The foregoing number is merely an estimate and the actual payment could differ materially.

Because FINV is a holding company with no operations of its own, its ability to make payments under the TRA is dependent on the ability of FICV to make distributions to it in an amount sufficient to cover FINV’s obligations under such agreements; this ability, in turn, may depend on the ability of FICV’s subsidiaries to provide payments to it. The ability of FICV and its subsidiaries to make such distributions will be subject to, among other things, the applicable provisions of Dutch law that may limit the amount of funds available for distribution and restrictions in our debt instruments. To the extent that FINV is unable to make payments under the TRA for any reason, except in the case of an acceleration of payments thereunder occurring in connection with an early termination of the TRA or certain mergers or change of control, such payments will be deferred and will accrue interest until paid, and FINV will be prohibited from paying dividends on its common stock.

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

We apply the treasury stock method to determine the dilutive weighted average common shares represented by the unvested restricted stock units and ESPP shares. Through August 26, 2016, the date of the conversion of all of MHI's Preferred Stock and MHI's transfer of interest in FICV to us (see Note 11 – Preferred Stock), the diluted earnings (loss) per share calculation assumed the conversion of 100% of our outstanding Preferred Stock on an as if converted basis. Accordingly, the numerator was also adjusted to include the earnings allocated to the noncontrolling interest after taking into account the tax effect of such exchange.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the basic and diluted earnings (loss) per share calculations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator - Basic
Net income (loss)	$(42,198)	$24,088	$(89,893)	$99,342
Less: Net (income) loss attributable to noncontrolling interest	5,216	(7,523)	20,741	(27,668)
Less: Preferred stock dividends	—	—	(1)	(2)
Net income (loss) available to common shareholders	$(36,982)	$16,565	$(69,153)	$71,672

Numerator - Diluted
Net (loss) attributable to common shareholders	$(36,982)	$16,565	$(69,153)	$71,672
Add: Net income attributable to noncontrolling interest (1), (2)	—	5,911	—	23,513
Add: Preferred stock dividends (2)	—	—	—	2
Dilutive net income (loss) available to common shareholders	$(36,982)	$22,476	$(69,153)	$95,187

Denominator
Basic weighted average common shares	177,125	154,813	162,656	154,502
Exchange of noncontrolling interest for common stock (Note 11), (2)	—	52,976	—	52,976
Restricted stock units (2)	—	1,559	—	1,573
Stock to be issued pursuant to ESPP (2)	—	1	—	1
Diluted weighted average common shares	177,125	209,349	162,656	209,052

Earnings (loss) per common share:
Basic	$(0.21)	$0.11	$(0.43)	$0.46
Diluted	$(0.21)	$0.11	$(0.43)	$0.46

(1)	Adjusted for the additional tax expense upon the assumed conversion of the Preferred Stock	$—	$1,612	$—	$4,155

(2)	Approximate number of shares of potentially convertible preferred stock to common stock up until the time of conversion on August 26, 2016, unvested restricted stock units and stock to be issued pursuant to the ESPP have been excluded from the computation of diluted earnings (loss) per share as the effect would be anti-dilutive when the results from operations are at a net loss.	32,977	—	47,273	—

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

Our effective tax rate on income from continuing operations before income taxes was 13.9% and 30.9% for the three months ended September 30, 2016 and 2015, respectively, and 14.6% and 24.7% for the nine months ended September 30, 2016 and 2015, respectively. The lower rates are primarily a result of a decrease in taxable income and

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a change in jurisdictional mix. In addition, the tax rate for all periods is lower than the U.S. statutory income tax rate of 35% due to lower statutory tax rates in certain foreign jurisdictions where we operate.

As of September 30, 2016, we had a deferred tax asset in the amount of $54.0 million. For the quarter ended June 30, 2016, we had a deferred tax liability of $31.3 million. The change relates primarily to MHI’s conversion of preferred shares into common shares on August 26, 2016. (See Note 11 – Preferred Stock.) In conjunction with the conversion, MHI delivered its interest in FICV to us and no longer owns any interest in FICV. At the conversion date, FINV recorded a deferred tax asset in the amount of $18.7 million related to the excess of tax over book basis in its investment in FICV. In addition, we recorded a deferred tax asset in the amount of $49.9 million related to the future increases in tax basis that will result from the payment of the TRA liability. (See Note 14 – Related Party Transactions.) Other changes in the deferred tax balance result from the recording of the 2015 return to provision adjustment and normal provision of taxes for the 2016 tax year.

As of September 30, 2016, there were no significant changes to our unrecognized tax benefits as reported in our audited financial statements for the year ended December 31, 2015.

Note 17—Severance and Other Charges

During 2015, we executed a workforce reduction plan as part of our cost savings initiatives due to depressed oil and gas prices. During 2016, we have continued to take steps to adjust our workforce to meet the depressed demand in the industry. The reduction was communicated to affected employees on various dates. Also, the then Chairman of the board of supervisory directors (who also held the role of Executive Chairman of our company) transitioned to a non-executive director of the supervisory board effective as of December 31, 2015. At September 30, 2016, our outstanding accrual was approximately $15.4 million and included severance payments, other employee-related termination costs and lease termination fees. Below is a reconciliation of the beginning and ending liability balance (in thousands):

	International Services	U.S. Services	Tubular Sales	Total
Beginning balance, December 31, 2015	$78	$22,166	$—	$22,244
Additions for costs expensed	10,608	8,065	185	18,858
Other adjustments	—	(535)	535	—
Severance and other payments	(3,886)	(21,254)	(526)	(25,666)
Ending balance, September 30, 2016	$6,800	$8,442	$194	$15,436

We expect to pay a significant portion of the remaining liability no later than the fourth quarter of 2016.

Note 18—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of September 30, 2016 and December 31, 2015. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

We are conducting an internal investigation of the operations of certain of our foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act, our policies and other applicable laws. In June 2016, we voluntarily disclosed the existence of our extensive internal review to the U.S. Securities and Exchange Commission, the United States Department of Justice and other governmental entities. While our review does not

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

currently indicate that there has been any material impact on our previously filed financial statements, we continue to collect information and are unable to predict the ultimate resolution of these matters with these agencies.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before net interest income or expense, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss, equity-based compensation, unrealized and realized gain or loss, other non-cash adjustments and unusual charges. We review Adjusted EBITDA on both a consolidated basis and on a segment basis. We use Adjusted EBITDA to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team (such as income tax rates). Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles in the U.S. ("GAAP").

Our CODM uses Adjusted EBITDA as the primary measure of segment reporting performance.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of Segment Adjusted EBITDA to net income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Segment Adjusted EBITDA:
International Services	$4,532	$39,157	$31,752	$146,752
U.S. Services	(7,933)	18,251	(18,433)	79,914
Tubular Sales	165	15,985	1,343	27,082
Corporate and other	159	12	361	37
Adjusted EBITDA Total	(3,077)	73,405	15,023	253,785
Interest income, net	646	173	1,050	150
Income tax benefit (expense)	6,800	(10,771)	15,311	(32,662)
Depreciation and amortization	(26,545)	(29,032)	(84,278)	(80,743)
Gain on sale of assets	46	1,392	1,095	521
Foreign currency loss	(1,696)	(5,329)	(5,907)	(6,563)
Equity-based compensation expense	(3,828)	(6,096)	(12,356)	(22,470)
Severance and other charges	(14,534)	(1,186)	(18,858)	(14,208)
Change in value of contingent consideration	—	1,532	—	1,532
Unrealized and realized gains (losses)	(10)	—	(973)	—
Net income (loss)	$(42,198)	$24,088	$(89,893)	$99,342

The following tables set forth certain financial information with respect to our reportable segments. Included in “Corporate and Other” are intersegment eliminations and costs associated with activities of a general nature (in thousands):

	International Services	U.S. Services	Tubular Sales	Corporate and Other	Total

Three Months Ended September 30, 2016
Revenue from external customers	$51,028	$34,057	$20,029	$—	$105,114
Inter-segment revenues	(1)	3,641	5,036	(8,676)	—
Adjusted EBITDA	4,532	(7,933)	165	159	(3,077)

Three Months Ended September 30, 2015
Revenue from external customers	$103,076	$74,417	$62,390	$—	$239,883
Inter-segment revenues	102	5,654	7,188	(12,944)	—
Adjusted EBITDA	39,157	18,251	15,985	12	73,405

Nine Months Ended September 30, 2016
Revenue from external customers	$191,440	$119,955	$68,151	$—	$379,546
Inter-segment revenues	45	11,691	15,053	(26,789)	—
Adjusted EBITDA	31,752	(18,433)	1,343	361	15,023

Nine Months Ended September 30, 2015
Revenue from external customers	$349,918	$262,120	$159,586	$—	$771,624
Inter-segment revenues	709	20,211	29,622	(50,542)	—
Adjusted EBITDA	146,752	79,914	27,082	37	253,785

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 20—Subsequent Event

On October 6, 2016, we announced that we entered into a definitive merger agreement (“Merger Agreement”) to acquire Blackhawk Group Holdings, Inc. (“Blackhawk”). Blackhawk is the ultimate parent of Blackhawk Specialty Tools LLC, a leading provider of well construction and well intervention services and products. Certain investment funds affiliated with Bain Capital Partners LLC (collectively “Bain Capital”) currently own approximately 70% of the capital stock of Blackhawk. Concurrently with the execution and delivery of the Merger Agreement, Bain Capital and other stockholders of Blackhawk delivered a written consent adopting the Merger Agreement with respect to the shares of Blackhawk capital stock owned by them.

Pursuant to the Merger Agreement, by and among us, FI Tools Holdings, LLC, our newly formed subsidiary (“Merger Sub”), Blackhawk and Bain Capital Private Equity, LP, solely in its capacity as stakeholder representative, Merger Sub will merge with and into Blackhawk, with Blackhawk surviving the Merger as our wholly-owned subsidiary. The merger consideration comprises a combination of approximately $150.4 million of cash on hand and approximately 12.8 million shares of our common stock (“Common Stock”), on a cash-free, debt-free basis (with approximately $79.5 million of Blackhawk debt being repaid at closing with proceeds from the transaction), for total consideration of approximately $294.4 million (based on our closing share price on October 31, 2016 of $11.25 and including the working capital adjustment).

On November 1, 2016, we completed our previously announced acquisition of Blackhawk. Due to the short amount of time that has elapsed from the closing of the acquisition, the initial accounting for the business combination is incomplete at this time. As a result, we are unable to provide amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for intangible assets and goodwill.

In conjunction with the closing, we have placed certain of the shares of Common Stock comprising the equity consideration in escrow as partial security for Blackhawk’s indemnity obligations under the Merger Agreement, which include indemnities for our benefit for breaches of Blackhawk’s representations, warranties and covenants and certain other matters (subject to certain limitations). The Merger Agreement contains caps on certain losses arising under the Merger Agreement of up to approximately 17% of the aggregate transaction value. Such caps do not apply to fraud or intentional misconduct. Portions of the escrow will also apply to post-closing working capital adjustments.

The completion of the Merger was subject to a number of closing conditions, including among others, (i) the expiration or termination of applicable U.S. anti-trust laws and the waiting period and receipt of Brazilian merger control approvals, (ii) subject to certain exceptions, the accuracy of the representations and warranties and material compliance with covenants, (iii) the absence of any event, circumstance or change that would have a material adverse effect on Blackhawk and (iv) delivery of various closing documentation. The Merger Agreement also contained certain termination rights for both us and Blackhawk, including a right to terminate if the Merger was not consummated by December 5, 2016 (subject to certain exceptions).

In connection with the delivery of shares of Common Stock at closing, we will enter into a Registration Rights Agreement with Bain Capital and certain other stockholders of Blackhawk, pursuant to which, among other things, we will register the resale of the shares of Common Stock issued to such stockholders of Blackhawk. In addition, Bain Capital will have certain demand registration rights with respect to underwritten offerings that may be undertaken by Bain Capital following the closing. In connection with the grant of these demand rights, we have agreed to seek waivers from certain stockholders who were previously granted certain piggyback registration rights pursuant to a certain previous registration rights agreement, dated August 14, 2013. If we are unable to obtain the requisite approvals for such waiver and the holders of the pre-existing piggyback registration rights exercise those rights in respect of an underwritten offering by Bain Capital, we have agreed to either (i) repurchase a number of shares of Common Stock from Bain Capital equal to $50 million less any shares actually sold by Bain Capital in its underwritten offering (such repurchase may be funded through a primary issuance of shares of Common Stock by us, in our discretion) or (ii) purchase such number of shares of Common Stock from the pre-existing holders of the piggyback registration rights

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

such that Bain Capital would no longer be required to reduce the number of shares it proposed to include in its underwritten offering below $50 million. All expenses incident to such registrations will be borne by us.

The Merger Agreement and related transaction documents contain representations, warranties, covenants and conditions customary for a transaction of this nature. The representations and warranties set forth in the Merger Agreement and related transaction documents were made by the parties to each other as of specific dates and to evidence their agreement on various issues, and were made solely for purposes of the Merger and may be subject to important qualifications and limitations or other factors agreed to by the parties in connection with negotiating the terms of the Merger. Based on the foregoing, one should not rely on the representations, warranties and disclosures included in the Merger Agreement or related transaction documents as statements of fact.

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

Market Outlook

The persistent low oil and gas commodity price environment continues to negatively impact our business across all operating segments. Decreased offshore spending and rig activity, particularly in our core markets of West Africa and the U.S. Gulf of Mexico, have led to lower demand and pricing for our products and services. For the remainder of 2016 and into 2017, we anticipate further project delays, suspensions and cancellations by our customers barring significant improvements in commodity prices or project economics. Despite modest improvements in U.S. onshore rig count, activity remains below levels that would result in a material recovery in prices or profitability. We continue to take actions to mitigate these declines through cost reductions and growing market share in underrepresented markets including international land and offshore shelf opportunities. We also continue to evaluate potential acquisitions that would augment our revenues and position the company for growth in a market recovery.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) before net interest income or expense, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss, equity-based compensation, unrealized and realized gain or loss, other non-cash adjustments and unusual charges or credits. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues. We review Adjusted EBITDA and Adjusted EBITDA margin on both a consolidated basis and on a segment basis. We use Adjusted EBITDA and Adjusted EBITDA margin to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team (such as income tax rates). Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles in the U.S. ("GAAP").

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA, our most directly comparable GAAP performance measure, as well as Adjusted EBITDA margin for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income (loss)	$(42,198)	$24,088	$(89,893)	$99,342
Interest income, net	(646)	(173)	(1,050)	(150)
Depreciation and amortization	26,545	29,032	84,278	80,743
Income tax (benefit) expense	(6,800)	10,771	(15,311)	32,662
Gain on sale of assets	(46)	(1,392)	(1,095)	(521)
Foreign currency loss	1,696	5,329	5,907	6,563
Equity-based compensation expense	3,828	6,096	12,356	22,470
Severance and other charges (See Note 17)	14,534	1,186	18,858	14,208
Changes in contingent consideration	—	(1,532)	—	(1,532)
Unrealized and realized (gains) losses	10	—	973	—
Adjusted EBITDA	$(3,077)	$73,405	$15,023	$253,785
Adjusted EBITDA margin	(2.9)%	30.6%	4.0%	32.9%

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

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues:
Equipment rentals and services	$85,698	$176,553	$312,132	$610,240
Products (1)	19,416	63,330	67,414	161,384
Total revenue	105,114	239,883	379,546	771,624

Operating expenses:
Cost of revenues, exclusive of
depreciation and amortization
Equipment rentals and services	47,002	72,389	155,367	242,681
Products	13,237	34,174	42,594	90,081
General and administrative expenses	52,774	66,929	182,036	210,523
Depreciation and amortization	26,545	29,032	84,278	80,743
Severance and other charges	14,534	1,186	18,858	14,208
Change in value of contingent consideration	—	(1,532)	—	(1,532)
Gain on sale of assets	(46)	(1,392)	(1,095)	(521)
Operating income (loss)	(48,932)	39,097	(102,492)	135,441

Other income (expense):
Other income	984	918	2,145	2,976
Interest income, net	646	173	1,050	150
Foreign currency loss	(1,696)	(5,329)	(5,907)	(6,563)
Total other income (expense)	(66)	(4,238)	(2,712)	(3,437)

Income (loss) before income tax expense (benefit)	(48,998)	34,859	(105,204)	132,004
Income tax expense (benefit)	(6,800)	10,771	(15,311)	32,662
Net income (loss)	(42,198)	24,088	(89,893)	99,342
Less: Net income (loss) attributable to noncontrolling interest	(5,216)	7,523	(20,741)	27,668

Net income (loss) attributable to Frank's International N.V.	$(36,982)	$16,565	$(69,152)	$71,674

(1)	Consolidated products revenue includes a small amount of revenues attributable to the U.S. Services and International Services segments.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues. Revenues from external customers, excluding intersegment sales, for the three months ended September 30, 2016 decreased by $134.8 million, or 56.2%, to $105.1 million from $239.9 million for the three months ended September 30, 2015. The decrease was primarily attributable to lower revenues in all of our segments due to declining activity as depressed oil and gas prices resulted in reduced rig count, downward pricing pressures, rig cancellations and delays as well as deferred work scopes in the International and U.S. Services regions while revenues for Tubular Sales decreased due to lower international demand and decreased deep water fabrication revenue. Revenues for our segments are discussed separately below under the heading "Operating Segment Results."

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the three months ended September 30, 2016 decreased by $46.3 million, or 43.5%, to $60.2 million from $106.6 million for the three months ended September 30, 2015. Our cost of revenues decline was consistent with our lower revenue, which was slightly offset by our fixed cost structure.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2016 decreased by $14.2 million, or 21.1%, to $52.8 million from $66.9 million for the three months ended September 30, 2015 as a result of cost initiatives, which included workforce reductions and lease terminations. Also, equity-based compensation expense decreased by $2.3 million as the IPO grants for retirement-eligible employees had a two year service requirement, which was completed during the third quarter of 2015. The lower costs were partially offset by an increase in higher professional fees of $3.1 million as a result of ongoing global corporate initiatives, acquisition costs and our investigation as mentioned in Note 18 - Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

Severance and other charges. Severance and other charges for the three months ended September 30, 2016 increased by $13.3 million, or 1,125.5%, to $14.5 million from $1.2 million for the three months ended September 30, 2015 as a result of a higher workforce reduction in the third quarter of 2016 compared to 2015 as we continued to take steps to adjust our workforce to meet the depressed demand in the industry. See Note 17 - Severance and Other Charges in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

Foreign currency loss. Foreign currency loss was $1.7 million for the three months ended September 30, 2016 compared to $5.3 million for the three months ended September 30, 2015 primarily due to the devaluation of the Nigerian Naira.

Income tax expense (benefit). Income tax expense (benefit) for the three months ended September 30, 2016 decreased by $17.6 million, or 163.1%, to $(6.8) million from $10.8 million for the three months ended September 30, 2015 primarily as a result of a decrease in taxable income and a change in jurisdictional mix. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues. Revenues from external customers, excluding intersegment sales, for the nine months ended September 30, 2016 decreased by $392.1 million, or 50.8%, to $379.5 million from $771.6 million for the nine months ended September 30, 2015. The decrease was primarily attributable to lower revenues in all of our segments due to declining activity as depressed oil and gas prices resulted in reduced rig count, downward pricing pressures, rig cancellations and delays as well as deferred work scopes in the International and U.S. Services regions while revenues for Tubular Sales decreased due to lower international demand and decreased deep water fabrication revenue. Revenues for our segments are discussed separately below under the heading "Operating Segment Results."

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the nine months ended September 30, 2016 decreased by $134.8 million, or 40.5%, to $198.0 million from $332.8 million for the nine months ended September 30, 2015. Our cost of revenues decline was consistent with our lower revenue, which was slightly offset by our fixed cost structure.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2016 decreased by $28.5 million, or 13.5%, to $182.0 million from $210.5 million for the nine months ended September 30, 2015. Excluding the bad debt expense of $9.7 million related to the collectability of receivables in

Venezuela (see "Customer Credit Risk" in Part I, Item 3), general and administrative expenses for the nine months ended September 30, 2016 decreased by $38.2 million, or 18.1%, primarily as a result of cost initiatives, which included workforce reductions and lease terminations. Also, equity-based compensation expense decreased by $10.1 million as the IPO grants for retirement-eligible employees had a two year service requirement, which was completed during the third quarter of 2015. The decreased costs were partially offset by $7.7 million of professional fees, which included costs related to our ongoing global corporate initiatives, acquisition costs and the investigation mentioned in Note 18 - Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

    Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2016 increased by $3.5 million, or 4.4%, to $84.3 million from $80.7 million for the nine months ended September 30, 2015. The increase was primarily attributable to our Timco acquisition of $2.5 million as well as capital expenditures in the current period.

Severance and other charges. Severance and other charges for the nine months ended September 30, 2016 increased by $4.7 million, or 32.7%, to $18.9 million from $14.2 million for the nine months ended September 30, 2015 as a result of additional workforce reductions compared to the prior year as we continued to take steps to adjust our workforce to meet the depressed demand in the industry. See Note 17 - Severance and Other Charges in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

Income tax expense (benefit). Income tax expense (benefit) for the nine months ended September 30, 2016 decreased by $48.0 million, or 146.9%, to $(15.3) million from $32.7 million for the nine months ended September 30, 2015 primarily as a result of a decrease in taxable income and a change in jurisdictional mix. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Operating Segment Results

Revenue pertaining to our segments as stated in the following discussions include intersegment sales. Adjusted EBITDA includes the impact of intersegment operating activity. See Note 19 - Segment Information in the Notes to Unaudited Condensed Consolidated Financial Statements.

The following table presents revenues and Adjusted EBITDA by segment, and a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP financial measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
International Services	$51,027	$103,178	$191,485	$350,627
U.S. Services	37,698	80,071	131,646	282,331
Tubular Sales	25,065	69,578	83,204	189,208
Intersegment sales	(8,676)	(12,944)	(26,789)	(50,542)
Total	$105,114	$239,883	$379,546	$771,624

Segment Adjusted EBITDA:
International Services	$4,532	$39,157	$31,752	$146,752
U.S. Services	(7,933)	18,251	(18,433)	79,914
Tubular Sales	165	15,985	1,343	27,082
Corporate and other (1)	159	12	361	37
Adjusted EBITDA Total (2)	(3,077)	73,405	15,023	253,785
Interest income, net	646	173	1,050	150
Income tax benefit (expense)	6,800	(10,771)	15,311	(32,662)
Depreciation and amortization	(26,545)	(29,032)	(84,278)	(80,743)
Gain on sale of assets	46	1,392	1,095	521
Foreign currency loss	(1,696)	(5,329)	(5,907)	(6,563)
Equity-based compensation expense	(3,828)	(6,096)	(12,356)	(22,470)
Severance and other charges	(14,534)	(1,186)	(18,858)	(14,208)
Change in value of contingent consideration	—	1,532	—	1,532
Unrealized and realized gains (losses)	(10)	—	(973)	—
Net income (loss)	$(42,198)	$24,088	$(89,893)	$99,342

(1)	Corporate and other represents amounts not directly associated with an operating segment.

(2)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

International Services

Revenue for the International Services segment decreased by $52.2 million for the three months ended September 30, 2016, or 50.5%, compared to the same period in 2015, primarily due to depressed oil and gas prices, which challenged the economics of current development projects and caused the termination of ongoing drilling campaigns and the delay in the commencement of new projects, as well as cancellations or deferred work scopes.

Adjusted EBITDA for the International Services segment decreased by $34.6 million for the three months ended September 30, 2016, or 88.4%, compared to the same period in 2015 primarily due to the $52.2 million decrease in revenue, which was partially offset by lower expenses due to reduced activity and cost-cutting measures.

U.S. Services

Revenue for the U.S. Services segment decreased by $42.4 million for the three months ended September 30, 2016, or 52.9%, compared to the same period in 2015. Onshore services revenue decreased by $10.4 million as a result of lower activity from declining rig counts and pricing discounts. The offshore business saw a decrease in revenue of $32.0 million as a result of overall lower activity from weaknesses seen in the Gulf of Mexico due to rig cancellations and delays, coupled with downward pricing pressures.

Adjusted EBITDA for the U.S. Services segment decreased by $26.2 million for the three months ended September 30, 2016, or 143.5%, compared to the same period in 2015 primarily due to higher pricing concessions and lower activity of $21.2 million and higher corporate and other costs of $5.0 million primarily due to increased professional fees, which were attributable to the investigation, ongoing global corporate initiatives and acquisition costs.

Tubular Sales

Revenue for the Tubular Sales segment decreased by $44.5 million for the three months ended September 30, 2016, or 64.0%, compared to the same period in 2015 primarily as a result of lower international demand and decreased deep water fabrication revenue.

Adjusted EBITDA for the Tubular Sales segment decreased by $15.8 million for the three months ended September 30, 2016, or 99.0%, compared to the same period in 2015 as it was negatively impacted by fixed costs associated with the manufacturing division and decreased revenues.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

International Services

Revenue for the International Services segment decreased by $159.1 million for the nine months ended September 30, 2016, or 45.4%, compared to the same period in 2015, primarily due to depressed oil and gas prices, which challenged the economics of current development projects and caused the termination of ongoing drilling campaigns and the delay in the commencement of new projects, as well as cancellations or deferred work scopes.

Adjusted EBITDA for the International Services segment decreased by $115.0 million for the nine months ended September 30, 2016, or 78.4%, compared to the same period in 2015 primarily due to the $159.1 million decrease in revenue, $9.7 million of bad debt expense related to the collectability of receivables in Venezuela (see "Customer Credit Risk" in Part I, Item 3) and $2.5 million of additional payroll related costs for Nigeria and Mexico, which were partially offset by lower expenses due to reduced activity and cost-cutting measures.

U.S. Services

Revenue for the U.S. Services segment decreased by $150.7 million for the nine months ended September 30, 2016, or 53.4%, compared to the same period in 2015. Onshore services revenue decreased by $45.3 million as a result of lower activity from declining rig counts and pricing discounts. The offshore business saw a decrease in revenue of $105.4 million as a result of overall lower activity from weaknesses seen in the Gulf of Mexico due to rig cancellations and delays, coupled with downward pricing pressures.

Adjusted EBITDA for the U.S. Services segment decreased by $98.3 million for the nine months ended September 30, 2016, or 123.1%, compared to the same period in 2015 primarily due to higher pricing concessions and lower activity of $80.1 million and higher corporate and other costs of $18.2 million primarily due to increased professional fees, which were attributable to the investigation, ongoing global corporate initiatives and acquisition costs.

Tubular Sales

Revenue for the Tubular Sales segment decreased by $106.0 million for the nine months ended September 30, 2016, or 56.0%, compared to the same period in 2015 primarily as a result of lower international demand and decreased deep water fabrication revenue.

Adjusted EBITDA for the Tubular Sales segment decreased by $25.7 million for the nine months ended September 30, 2016, or 95.0%, compared to the same period in 2015 as it was negatively impacted by fixed costs associated with the manufacturing division and decreased revenues.

Liquidity and Capital Resources

Liquidity

At September 30, 2016, we had cash and cash equivalents of $529.9 million and debt of $0.3 million. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures and acquisitions. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditures are estimated at $50.0 million for 2016. We expect to spend approximately $20.0 million for the purchase and manufacture of equipment and $30.0 million for other property, plant and equipment, inclusive of the purchase or construction of facilities. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During the nine months ended September 30, 2016 and 2015, capital expenditures were $29.8 million and $88.3 million, respectively, all of which were funded from internally generated funds. We believe our cash on hand, cash flows from operations and potential borrowings under our Credit Facility (as defined below), should be sufficient to fund our capital expenditure and liquidity requirements for the remainder of 2016 and all of 2017.

We paid dividends on our common stock of $62.3 million, or an aggregate of $0.375 per common share, in addition to $8.0 million in distributions to our noncontrolling interests during the nine months ended September 30, 2016. On July 22, 2016, our board of directors approved the decrease of our quarterly dividend from $0.15 per share to $0.075 per share. The timing, declaration, amount of, and payment of any dividends is within the discretion of our board of managing directors subject to the approval of our board of supervisory directors and will depend upon many factors, including our financial condition, earnings, capital requirements, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by our board of managing directors and our board of supervisory directors. We do not have a legal obligation to pay any dividend and there can be no assurance that we will be able to do so. The timing of distributions to our noncontrolling interests and the resulting tax arising from their membership interests in Frank's International C.V. ("FICV") was determined pursuant to the Limited Partnership Agreement of FICV.

On August 19, 2016, we received notice from Mosing Holdings, Inc. (“MHI”) that it was exercising its right to exchange, for 52,976,000 common shares, each of the following securities: (i) 52,976,000 Preferred Shares and (ii) 52,976,000 units in FICV. We issued 52,976,000 common shares to MHI on August 26, 2016. As a result, there will be no remaining issued or outstanding Preferred Shares and the Mosing family will beneficially own approximately 173,837,084 common shares of the Company.

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments to $150.0 million. At

September 30, 2016 and December 31, 2015, we did not have any outstanding indebtedness under the Credit Facility. We had $3.8 million and $4.7 million in letters of credit outstanding as of September 30, 2016 and December 31, 2015, respectively. If our Adjusted EBITDA levels do not increase in future quarters, our borrowing capacity under the Credit Facility could be reduced.

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in the Credit Facility) of not more than 2.50 to 1.0 and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of September 30, 2016, we were in compliance with all financial covenants under the Credit Facility.

In addition, the Credit Facility contains customary events of default, including, among others, the failure to make required payments, failure to comply with certain covenants or other agreements, breach of the representations and covenants contained in the agreements, default of certain other indebtedness, certain events of bankruptcy or insolvency and the occurrence of a change in control.

Tax Receivable Agreement

We entered into a tax receivable agreement (the “TRA”) with FICV and MHI in connection with our IPO. The TRA generally provides for the payment by us to MHI of 85% of the amount of the actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax in periods after our IPO (which reductions we refer to as "cash savings") as a result of (i) the tax basis increases resulting from the transfer of FICV interests to us in connection with the conversion of shares of Preferred Stock into shares of our common stock on August 26, 2016 and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. In addition, the TRA provides for interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. We will retain the remaining 15% of cash savings, if any. The payment obligations under the TRA are our obligations and not obligations of FICV. The term of the TRA continues until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRA.

If we elect to execute our sole right to terminate the TRA early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that MHI or its transferees own on the termination date are deemed to be exchanged on the termination date). In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control.

In certain circumstances, we may be required to make payments under the TRA that we have entered into with
MHI. In most circumstances, these payments will be associated with the actual cash savings that we recognize in connection with the conversion of Preferred Stock, which would reduce the actual tax benefit to us. If we were to elect to exercise our sole right to terminate the TRA early or enter into certain change of control transactions, we may incur payment obligations prior to the time we actually incur any tax benefit. In those circumstances, we would need to pay the amounts out of cash on hand, finance the payments or refrain from triggering the obligation. Though we do not have any present intention of triggering an advance payment under the TRA, based on our current liquidity and our expected ability to access debt and equity financing, we believe we would be able to make such a payment if necessary. Any such payment could reduce our cash on hand and our borrowing availability, however, which would also reduce the amount of cash available to operate our business, to fund capital expenditures and to be paid as dividends to our stockholders, among other things. Please see Note 14 - Related Party Transactions in the Notes to Unaudited Condensed Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Operating activities	$27,846	$295,387
Investing activities	(17,362)	(163,966)
Financing activities	(79,831)	(117,240)
	(69,347)	14,181
Effect of exchange rate changes on cash activities	(3,162)	3,518
Increase (decrease) in cash and cash equivalents	$(72,509)	$17,699

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

Operating Activities

Cash flow from operating activities was $27.8 million for the nine months ended September 30, 2016 as compared to $295.4 million in the comparable period in 2015. The decrease in 2016 was due to a net loss, lower deferred tax provision and changes in working capital, primarily in accounts receivable, inventories, deferred revenue and accrued expenses and other liabilities. The changes were a result of lower activity due to depressed oil and gas prices. Non-current liabilities also decreased primarily as a result of payments to former key employees pursuant to our executive deferred compensation plan.

Investing Activities

Cash flow used in investing activities was $17.4 million for the nine months ended September 30, 2016 as compared to $164.0 million in the comparable period in 2015. The decrease in net cash used in investing activities was primarily related to the Timco acquisition that occurred in the prior year in addition to lower capital expenditures for property, plant and equipment for the nine months ended September 30, 2016 in comparison to the same period in 2015 as a result of a reduction in the need for additional equipment and machinery to service our customers due to declining rig activity caused by lower oil and gas prices. We also received $11.1 million in proceeds from the sale of investments in our executive deferred compensation plan, which was used to make payments to former key employees.

Financing Activities

Cash flow used in financing activities was $79.8 million for the nine months ended September 30, 2016 as compared to $117.2 million in the comparable period in 2015. The decrease in cash flow used in financing activities was primarily due to lower noncontrolling interest payments of $35.5 million due to less estimable income tax associated with the partnership partially offset by repayments on borrowings of $7.1 million.

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

For the nine months ended September 30, 2016, on a U.S. dollar-equivalent basis, approximately 24.9% of our revenue was represented by currencies other than the U.S. dollar. However, no single foreign currency poses a primary risk to us. A hypothetical 10% decrease in the exchange rates for each of the foreign currencies in which a portion of our revenues is denominated would result in a 2.3% decrease in our overall revenues for the nine months ended September 30, 2016.

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

As of September 30, 2016 and December 31, 2015, we had the following foreign currency derivative contracts outstanding in U.S. dollars (thousands):

			Fair Value at
	Notional	Contractual	September 30,
Foreign Currency	Amount	Exchange Rate	2016
Canadian dollar	$4,597	1.3052	$29
Euro	4,280	1.1264	(6)
Euro	2,304	1.1240	1
Norwegian kroner	6,041	8.2766	(217)
Pound sterling	5,702	1.3260	107
			$(86)

			Fair Value at
	Notional	Contractual	December 31,
Foreign Currency	Amount	Exchange Rate	2015
Canadian dollar	$5,091	1.3751	$48
Euro	19,706	1.0948	(106)
Norwegian kroner	11,498	8.6973	162
Pound sterling	7,516	1.5031	106
			$210

Based on the derivative contracts that were in place as of September 30, 2016, a simultaneous 10% devaluation of the Canadian dollar, Euro, Norwegian kroner, and Pound sterling compared to the U.S. dollar would result in a $1.7 million increase in the market value of our forward contracts.

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

As of September 30, 2016, we applied the SIMADI exchange rate as we believed that this rate best represented the economics of our business activity in Venezuela. At September 30, 2016, we had approximately ($21,437) in net monetary assets denominated in Bolivars using the SIMADI rate, which was approximately 658.89 Bolivars to the U.S. dollar. In the event of a devaluation of the current exchange mechanism in Venezuela or any other new exchange mechanism that might emerge for financial reporting purposes, it would result in our recording a devaluation charge in our condensed consolidated statements of operations.

Interest Rate Risk

As of September 30, 2016, we did not have an outstanding funded debt balance under the Credit Facility. If we borrow under the Credit Facility in the future, we will be exposed to changes in interest rates on our floating rate borrowings under the Credit Facility. Although we do not currently utilize interest rate derivative instruments to reduce interest rate exposure, we may do so in the future.

Customer Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are trade receivables. We extend credit to customers and other parties in the normal course of business. International sales also present various risks including governmental activities that may limit or disrupt markets and restrict the movement of funds. We operate in more than 60 countries and as such our accounts receivables are spread over many countries and customers. As of September 30, 2016, two customers in Venezuela and Angola accounted for approximately 13% of our gross accounts receivables balance. Our receivables in Venezuela and Angola are denominated in U.S. dollars. We have experienced payment delays from our national oil company customer in Venezuela and have been notified of a six month delay in payment from the national oil company in Angola as it is undergoing restructuring. These receivables are not disputed, and we have not historically had material write-offs relating to these customers. We maintain an allowance for uncollectible accounts receivables based on expected collectability and ongoing credit evaluations of our customers’ financial condition. If the financial condition of our customers were to diminish resulting in an impairment of their ability to make payments, adjustments to the allowance may be required. Due to the uncertainty of collection from our national oil company customer in Venezuela, we recorded an allowance of $9.7 million during the second quarter of 2016. In the first quarter of 2016, we also made a decision to curtail operations in Venezuela and operations in Angola are significantly down due to the drop in oil prices.

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

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of September 30, 2016 and December 31, 2015. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

We are conducting an internal investigation of the operations of certain of our foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act, our policies and other applicable laws. In June 2016, we voluntarily disclosed the existence of our extensive internal review to the U.S. Securities and Exchange Commission, the United States Department of Justice and other governmental entities. It is our intent to fully cooperate with these agencies and any other applicable authorities in connection with any further investigation that may be conducted in connection with this matter. While our review does not currently indicate that there has been any material impact on our previously filed financial statements, we continue to collect information and are unable to predict the ultimate resolution of these matters with these agencies. Our board and management are committed to continuously enhancing our internal controls that support improved compliance and transparency throughout our global operations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

As part of our initial public offering in August 2013, we issued 52,976,000 shares of our Series A convertible preferred stock (the “Preferred Stock”) to Mosing Holdings, Inc., a Delaware corporation and affiliate of the Company with Mosing family entities as its shareholders (“MHI”). Under our Amended Articles of Association, upon the written election of MHI, each Preferred Share, together with a unit in Frank’s International C.V. (“FICV”), our subsidiary, is convertible into a share of our common stock on a one-for-one basis.

On August 19, 2016, we received notice from MHI exercising its right to exchange (the “Exchange Right”) for an equivalent number of each of the following securities for common shares: (i) 52,976,000 Preferred Shares and (ii) 52,976,000 units in FICV. We issued 52,976,000 common shares to MHI on August 26, 2016. As a result, there will be no remaining issued Preferred Shares and the Mosing family will beneficially own approximately 173,837,084 of our common shares.

The issuance of the common shares to MHI in connection with the exercise of the Exchange Right was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Item 6. Exhibits

The Exhibit Index, which follows the signature page to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANK'S INTERNATIONAL N.V.

Date: November 3, 2016	By:	/s/ Jeffrey J. Bird
Jeffrey J. Bird
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1
Deed of Amendment to Articles of Association of Frank's International N.V., dated May 14, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 16, 2014).

† *10.1	Separation Agreement and Release, dated as of July 27, 2016 and effective as of August 15, 2016, by and between Frank's International, LLC and William John Walker.
*10.2	Amendment No. 9 to the Limited Partnership Agreement of Frank's International C.V., dated as of August 26, 2016.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.