Form 10-K
period 2016-12-31
Frank's International N.V.
filed 2017-02-24
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2016, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $515.3 million.
As of February 22, 2017, there were 222,487,081 shares of common stock, €0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement in connection with the 2017 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Part III of this Form 10-K.

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

Our forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "plan," "goal" or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-K speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	the level of activity in the oil and gas industry;

•	further or sustained declines in oil and gas prices, including those resulting from weak global demand;

•	the timing, magnitude, probability and/or sustainability of any oil and gas price recovery;

•	unique risks associated with our offshore operations;

•	political, economic and regulatory uncertainties in our international operations;

•	our ability to develop new technologies and products;

•	our ability to protect our intellectual property rights;

•	our ability to employ and retain skilled and qualified workers;

•	the level of competition in our industry;

•	operational safety laws and regulations;

•	weather conditions and natural disasters; and

•	policy changes domestically in the United States.

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

PART I

Item 1. Business

General

Frank’s International N.V. ("FINV") is a Netherlands limited liability company (Naamloze Vennootschap) and includes the activities of Frank’s International C.V. ("FICV") and its wholly owned subsidiaries (either individually or together, as context requires, the "Company," "we," "us" and "our"). We were established in 1938 and are an industry-leading global provider of highly engineered tubular services, tubular fabrication and specialty well construction and well intervention solutions to the oil and gas industry. We provide our services to leading exploration and production companies in both offshore and onshore environments, with a focus on complex and technically demanding wells. We believe that we are one of the largest global providers of tubular services to the oil and gas industry.

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

On November 1, 2016, we completed our acquisition of Blackhawk Group Holdings, Inc., the ultimate parent company of Blackhawk Specialty Tools, LLC, ("Blackhawk"), a leading provider of well construction and well intervention rental equipment, services and products. The merger consideration was comprised of a combination of $150.4 million of cash on hand and the issuance of 12.8 million shares of our common stock, for total consideration of $294.6 million (based on our closing share price on October 31, 2016 of $11.25 and including the working capital adjustments). The acquisition of this company resulted in a new segment for us and will allow us to combine Blackhawk’s cementing tool expertise and well intervention services with our global tubular services. We will be able to offer our customers an integrated well construction solution across land, shelf and deepwater.

We offer our tubular services, tubular sales, and other well construction and well intervention rental equipment, products and services through our four operating segments: (1) International Services, (2) U.S. Services, (3) Tubular Sales and (4) Blackhawk, each of which is described in more detail in "Description of Business Segments."

The table below shows our consolidated revenue and each segment's external revenue and percentage of consolidated revenue for the periods indicated (revenue in thousands):

	Year Ended December 31,
	2016		2015		2014
	Revenue	Percent	Revenue	Percent	Revenue	Percent

International Services	$237,207	48.7%	$442,107	45.3%	$537,259	46.6%
U.S. Services	152,827	31.3%	326,437	33.5%	439,638	38.1%
Tubular Sales	87,515	18.0%	206,056	21.2%	175,735	15.3%
Blackhawk (1)	9,982	2.0%	—	—%	—	—%
Total	$487,531	100.0%	$974,600	100.0%	$1,152,632	100.0%

(1) We purchased Blackhawk in November 2016, which resulted in a new segment for us. As such, revenues are for the two months ended December 31, 2016.

Our Corporate Structure

We are a publicly traded company on the New York Stock Exchange ("NYSE"). As part of our initial public offering ("IPO") in August 2013, we issued 52,976,000 shares of our Series A convertible preferred stock (the “Preferred Stock”) and a 25.7% limited partnership interest in FICV, our subsidiary, to Mosing Holdings, LLC, a Delaware limited liability company and affiliate of the Company with Mosing family entities as its shareholders (“Mosing Holdings”). Under our Amended Articles of Association, upon the written election of Mosing Holdings, each Preferred Share, together with a unit in FICV, our subsidiary, was convertible into a share of our common stock on a one-for-one basis.

On August 19, 2016, we received notice from Mosing Holdings exercising its right to exchange (the “Exchange Right”) for an equivalent number of each of the following securities for common shares: (i) 52,976,000 Preferred Shares and (ii) 52,976,000 units in FICV. We issued 52,976,000 common shares to Mosing Holdings on August 26, 2016. As a result, there are no remaining issued Preferred Shares and the Mosing family beneficially owns approximately 173,752,764 of our common shares. As a result of the exchange, Mosing Holdings no longer has a minority interest holding in FICV.

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

U.S. Services

The U.S. Services segment provides tubular services in the active onshore oil and gas drilling regions in the U.S., including the Permian Basin, Eagle Ford Shale, Haynesville Shale, Marcellus Shale, DJ Basin and Utica Shale, as well as in the U.S. Gulf of Mexico.

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

Blackhawk

The Blackhawk segment provides well construction and well intervention rental equipment, services and products, in addition to cementing tool expertise, in the U.S. and Mexican Gulf of Mexico, onshore U.S. and other select international locations.

Financial Information About Segment and Geographic Areas

Segment financial and geographic information is provided in Part II, Item 8, Financial Statements and Supplementary Data, Note 22 - Segment Information of the Notes to the Consolidated Financial Statements.

Suppliers and Raw Materials

We acquire component parts, products and raw materials from suppliers, including foundries, forge shops, and original equipment manufacturers. The prices we pay for our raw materials may be affected by, among other things, energy, steel and other commodity prices, tariffs and duties on imported materials and foreign currency exchange rates. Certain of our product lines (pipe as well as supply composite and elastomer technologies) are only available from a limited number of suppliers (primarily in the Tubular and Blackhawk segments).

Our ability to source low cost raw materials and components, such as steel castings and forgings, is critical to our ability to manufacture our casing products competitively and, in turn, our ability to provide onshore and offshore casing services. In order to purchase raw materials and components in a cost effective manner, we have developed a broad international sourcing capability and we maintain quality assurance and testing programs to analyze and test these raw materials and components.

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

Customers

Our customers consist primarily of oil and gas exploration and production companies, both U.S. and international, including major and independent companies, national oil companies and, on occasion, other service companies that have contractual obligations to provide casing and handling services or comparable services to Blackhawk. Demand for our services depends primarily upon the capital spending of oil and gas companies and the level of drilling activity in the U.S. and internationally. We do not believe the loss of any of our individual customers would have a material adverse effect on our business. In 2016, one customer accounted for more than 10% of our revenue. No single customer accounted for more than 10% of our revenue for the years ended December 31, 2015 and 2014.

We had one customer in our International Services segment, five customers in our U.S. Services segment, three customers in our Tubular Sales segment and two customers in our newly formed Blackhawk segment that accounted for more than 10% of each respective segment's revenue in 2016.

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

We believe several factors give us a strong competitive position. In particular, we believe our products and services in each segment fulfill our customer’s requirements for international capability, availability of tools, range of services provided, intellectual property, technological sophistication, quality assurance systems and availability of equipment, along with reputation and safety record. We seek to differentiate ourselves from our competitors by providing a rapid response to the needs of our customers, a high level of customer service and innovative product development initiatives. Although we have no single competitor across all of our product lines, we believe that Weatherford International represents our most direct competitor across our segments for providing tubular services, specialty well construction and well intervention rental equipment, products and services on an aggregate, global basis.

Market Environment

The demand for our products and services, particularly in our core offshore markets of West Africa and the U.S. Gulf of Mexico, continue to trend lower following consecutive years of decreased capital spending by our customers. Although oil and natural gas prices have risen meaningfully from the lows seen in 2016, they still remain below levels that would encourage meaningful increases in capital spending by our customers on the type of offshore exploration and development projects that historically generated the majority of our earnings. However, we do expect to see conditions improve in our U.S. onshore operating areas during 2017, as capital spending, rig count and activity have materially increased and some recovery in prices has been realized. We also expect to see additional revenues from market share growth in international land and shelf opportunities as well as from the recently acquired Blackhawk product and service lines. While these segments of our business are expected to contribute higher revenues in 2017, we do not expect our deepwater offshore tubular services to see improvement from 2016 and, therefore, we would not anticipate significant improvement in our operating margins.

Inventories and Working Capital

An important consideration for many of our customers in selecting a vendor is timely availability of the product or service. Often customers will pay a premium for earlier or immediate availability because of the cost of delays in critical operations. We aim to stock certain of our consumable products in regional warehouses around the world so we can have these products available for our customers when needed. This availability is especially critical for our proprietary products, causing us to carry inventories for these products. For critical capital items for which demand is expected to be strong, we often build certain items before we have a firm order. Having such goods available on short notice can be of great value to our customers.

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

Numerous governmental authorities, such as the U.S. Environmental Protection Agency (“EPA”), analogous state agencies and, in certain circumstances, citizens’ groups, have the power to enforce compliance with these laws and regulations and the permits issued under them. Certain environmental laws may impose joint and several liability, without regard to fault or the legality of the original conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. The trend in environmental regulation has been to impose increasingly stringent restrictions and limitations on activities that may impact the environment, and thus, any changes in environmental laws and regulations or in enforcement policies that result in more stringent and costly waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. Moreover, accidental releases or spills of regulated substances may occur in the course of our operations, and we cannot assure that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons.

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

The adoption of legislation or regulatory programs in the U.S. or abroad designed to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. For example, in May 2016, the EPA finalized rules that establish new controls for emissions of methane from new, modified or reconstructed sources in the oil and natural gas source category, including production, processing, transmission and storage activities. The rules include first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions. The federal Bureau of Land Management ("BLM") finalized similar rules in November 2016 that seek to limit methane emissions from oil and gas exploration and production activities on federal lands by restricting venting and flaring of gas, as well as the imposition of enhanced leak detection and repair requirements for certain equipment. These rules have the potential to impose significant costs on our customers. Also, new legislation or regulatory programs related to the control of greenhouse gas emissions could increase the cost of consuming, and thereby reduce demand for, the oil and gas produced by our customers. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our business, financial condition and results of operations.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice in the oil and gas industry. The process involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. While we may provide supporting products through Blackhawk, we do not perform hydraulic fracturing, but many of our customers utilize this technique. Certain environmental advocacy groups and regulatory agencies have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources and may cause earthquakes. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly. For example, the EPA has already begun to regulate certain hydraulic fracturing operations involving diesel under the Underground Injection Control program of the federal Safe Drinking Water Act, and conducted a study to determine if additional regulation of hydraulic fracturing is warranted. In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded "water cycle" activities associated with hydraulic fracturing may impact drinking water sources "under some circumstances," noting that the following hydraulic fracturing water cycle activities and local - or regional - scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. The U.S. District Court of Wyoming struck down these rules, but the decision has been appealed to the 10th Circuit Court of Appeals. A final decision has not yet been issued. The adoption of legislation or regulatory programs that restrict hydraulic fracturing could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our services.

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

We also operate in non-U.S. jurisdictions, which may impose similar legal requirements. We do not believe that compliance with existing environmental laws and regulations will have a material adverse impact on us. However, we also believe that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards and, thus, we cannot give any assurance that we will not be adversely affected in the future.

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

Employees

At December 31, 2016, we had approximately 3,000 employees worldwide. We are a party to collective bargaining agreements or other similar arrangements in certain international areas in which we operate, such as Brazil, Asia Pacific, Africa and Europe. We consider our relations with our employees to be satisfactory.

Available Information

Our principal executive offices are located at Mastenmakersweg 1, 1786 PB Den Helder, the Netherlands, and our telephone number at that address is +31 (0)22 367 0000. Our primary U.S. offices are located at 10260 Westheimer Rd., Houston, Texas 77042, and our telephone number at that address is (281) 966-7300. Our website address is www.franksinternational.com, and we make available free of charge through our website our Annual Reports on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Our website also includes general information about us, including our Corporate Governance Guidelines and charters for the Audit Committee, Compensation Committee and Nominating and Governance Committee of our Board of Supervisory Directors. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules. Information on our website or any other website is not incorporated by reference herein and does not constitute a part of this report.

Our common stock is traded on the NYSE under the symbol ("FI").

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

Our business depends on the level of activity in oil and gas exploration, development and production in market sectors worldwide. Oil and gas prices and market expectations of potential changes in these prices significantly affect this level of activity. However, higher commodity prices do not necessarily translate into increased drilling or well construction and completion activity, since customers’ expectations of future commodity prices typically drive demand for our services. The availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect the demand for our services. Worldwide military, political and economic events have in the past contributed to oil and gas price volatility and are likely to do so in the future. The demand for our services may be affected by numerous factors, including:

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

Oil and gas prices are extremely volatile and have fluctuated during the year ended December 31, 2016, with average daily prices for New York Mercantile Exchange West Texas Intermediate ranging from a low of approximately $30/Bbl in February 2016 to a high of approximately $52/Bbl in December 2016. Although average daily prices have increased slightly through 2017, any actual or anticipated reduction in oil or gas prices may reduce the level of exploration, drilling and production activities. The current price environment has already resulted in some capital budget reductions by our customers compared to prior years. Prolonged lower oil prices have resulted in softer demand for our services. Further, we have reduced pricing in some of our customer contracts in light of the volatility of the oil and gas market.

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

We have substantial international operations, and we intend to grow those operations further. For the years ended December 31, 2016, 2015 and 2014, international operations accounted for approximately 49%, 45% and 47%, respectively, of our revenue. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, including, but not limited to, the following:

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

To compete in our industry, we must continue to develop new technologies and products to support our tubular and other well construction services, secure and maintain patents related to our current and new technologies and products and protect and enforce our intellectual property rights.

The markets for our tubular and other well construction services are characterized by continual technological developments. While we believe that the proprietary products we have developed provide us with technological advances in providing services to our customers, substantial improvements in the scope and quality of the products in the market we operate may occur over a short period of time. If we are not able to develop commercially competitive products in a timely manner in response, our ability to service our customers’ demands may be adversely affected. Our future ability to develop new products in order to support our services depends on our ability to design and produce products that allow us to meet the needs of our customers and third parties on an integrated basis, and obtain and maintain patent protection.

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

Our tubular and other well construction services may be adversely affected by various laws and regulations in countries in which we operate relating to the equipment and operation of drilling units, oil and gas exploration and development, as well as import and export activities.

Governments in some foreign countries have been increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and gas and other aspects of the oil and gas industries in their countries, including local content requirements for participating in tenders for certain tubular and well construction services. We operate in several of these countries, including Angola, Nigeria, Indonesia, Malaysia, Brazil and Canada. Many governments favor or effectively require that contracts be awarded to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may result in inefficiencies or put us at a disadvantage when we bid for contracts against local competitors.

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

We operate a number of manufacturing facilities to support our tubular and other well construction services. In addition, we also manufacture certain products, including large OD pipe connectors that we sell directly to external customers. The equipment and management systems necessary for such operations may break down, perform poorly or fail, resulting in fluctuations in manufacturing efficiencies. Additionally, some of our U.S. onshore business may be conducted under fixed price or “turnkey” contracts. Under fixed price contracts, we agree to perform a defined scope of work for a fixed price. Prices for these contracts are based largely upon estimates and assumptions relating to project scope and specifications, personnel and material needs.

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

The delivery of our tubular and other well construction services requires personnel with specialized skills and experience. Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers is high, the supply can be limited in certain jurisdictions, and the cost to attract and retain qualified personnel has increased over the past few years. In addition, we are currently a party to collective bargaining or similar agreements in certain international areas in which we operate, which could result in increases in the wage rates that we must pay to retain our employees. Furthermore, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If any of these events were to occur, our capacity could be diminished, our ability to respond quickly to customer demands or strong market conditions may be inhibited and our growth potential could be impaired, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our product lines (in the Tubular Sales Segment - 18.0% of revenue for the year ended December 31, 2016 and Blackhawk Segment - 2.0% of revenue for the two months ended December 31, 2016) depend on a limited number of third party suppliers. The suppliers for the Tubular Sales Segment are concentrated in Japan (2) and Germany (2) and are vendors for pipe (driven by customer requirements) while the two suppliers for the Blackhawk Segment are concentrated in the U.S. and are suppliers for supply composite and elastomer technologies. As a result of this concentration in some of our supply chains, our business and operations could be negatively affected if our key suppliers were to experience significant disruptions affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of any one of our key suppliers, or a significant adverse change in the relationship with any of these suppliers, through consolidation or otherwise, would limit our ability to manufacture or sell certain of our products.

Our tubular and other well construction services are provided in connection with operations that are subject to potential hazards inherent in the oil and gas industry, and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.

Our tubular and other well construction services are provided in connection with potentially hazardous drilling, completion and production applications in the oil and gas industry where an accident can potentially have catastrophic consequences. This is particularly true in deep water operations. Risks inherent to these applications, such as equipment malfunctions and failures, equipment misuse and defects, explosions, blowouts and uncontrollable flows of oil, gas or well fluids and natural disasters, on land or in deep water or shallow water environments, can cause personal injury, loss of life, suspension of operations, damage to formations, damage to facilities, business interruption and damage to or destruction of property, surface water and drinking water resources, equipment and the environment. If our services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract, fines or other litigation claims, which could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and gas production, pollution and other environmental damages. Our insurance policies may not be adequate to cover all liabilities. Further, insurance may not be generally available in the future or, if available, insurance premiums may make such insurance commercially unjustifiable. Moreover, even if we are successful in defending a claim, it could be time-consuming and costly to defend.

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

If we fail to comply with safety regulations or maintain an acceptable level of safety in connection with our tubular or other well construction services, we may incur fines, penalties or other liabilities or may be held criminally liable. We expect to incur additional costs over time to upgrade equipment or conduct additional training or otherwise incur costs in connection with compliance with safety regulations. Failure to maintain safe operations or achieve certain safety performance metrics could disqualify us from doing business with certain customers, particularly major oil companies. Because we provide tubular and other well construction services to a large number of major oil companies, any such failure could adversely affect our business, financial condition and results of operations.

The industry in which we operate is undergoing continuing consolidation that may impact results of operations.

Some of our largest customers have consolidated in recent years and are using their size and purchasing power to achieve economies of scale and pricing concessions. This consolidation may result in reduced capital spending by such customers or the acquisition of one or more of our other primary customers, which may lead to decreased demand for our products and services. If we cannot maintain sales levels for customers that have consolidated or replace such revenues with increased business activities from other customers, this consolidation activity could have a significant negative impact on our business, financial condition and results of operations. We are unable to predict what effect consolidations in our industry may have on prices, capital spending by customers, selling strategies, competitive position, ability to retain customers or ability to negotiate favorable agreements with customers.

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

In addition, we depend on the demand for our services and products from the oil and gas industry. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry in general. For example, the adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect our operations by limiting demand for our products. In addition, some non-U.S. countries may adopt regulations or practices that give advantage to indigenous oil companies in bidding for oil leases, or require indigenous companies to perform oilfield services currently supplied by international service companies. To the extent that such companies are not our customers, or we are unable to develop relationships with them, our business may suffer. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

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

Our ability to provide services worldwide depends on our ability to obtain the necessary visas and work permits for our personnel to travel in and out of, and to work in, the jurisdictions in which we operate. Governmental actions in some of the jurisdictions in which we operate may make it difficult for us to move our personnel in and out of these jurisdictions by delaying or withholding the approval of these permits. If we are not able to obtain visas and work permits for the employees we need for conducting our tubular and other well construction services on a timely basis, we might not be able to perform our obligations under our contracts, which could allow our customers to cancel the contracts. If our customers cancel some of our contracts, and we are unable to secure new contracts on a timely basis and on substantially similar terms, our business, financial condition and results of operations could be materially adversely affected.

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

We operate internationally and in some countries with high levels of perceived corruption commonly gauged according to the Transparency International Corruption Perceptions Index. We must comply with complex foreign and U.S. laws including the United States Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 and the United Nations Convention Against Corruption, which prohibit engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We do business and may in the future do additional business in countries and regions in which we may face, directly or indirectly, corrupt demands by officials, tribal or insurgent organizations, or by private entities in which corrupt offers are expected or demanded. Furthermore, many of our operations require us to use third parties to conduct business or to interact with people who are deemed to be governmental officials under the anticorruption laws. Thus, we face the risk of unauthorized payments or offers of payments or other things of value by our employees, contractors or agents. It is our policy to implement compliance procedures to prohibit these practices. However, despite those safeguards and any future improvements to them, our employees, contractors, and agents may engage in conduct for which we might be held responsible, regardless of whether such conduct occurs within or outside the United States. We may also be held responsible for any violations by an acquired company that occur prior to an acquisition, or subsequent to the acquisition but before we are able to institute our compliance procedures. In addition, our non-U.S. competitors that are not subject to the FCPA or similar anticorruption laws may be able to secure business or other preferential treatment in such countries by means that such laws prohibit with respect to us. A violation of any of these laws, even if prohibited by our policies, may result in severe criminal and/or civil sanctions and other penalties, and could have a material adverse effect on our business. Actual or alleged violations could damage our reputation, be expensive to defend, and impair our ability to do business.

Compliance with U.S. regulations on trade sanctions and embargoes administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) also poses a risk to us. We cannot provide products or services to certain countries subject to U.S. or other international trade sanctions. Furthermore, the laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. Any failure to comply with applicable legal and regulatory trading obligations could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments and loss of import and export privileges.

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

Environmental advocacy groups and regulatory agencies in the United States and other countries have focused considerable attention on emissions of carbon dioxide, methane and other "greenhouse gases" and their potential role in climate change. The EPA has already begun to regulate greenhouse gas emissions under existing provisions of the federal Clean Air Act, and the state of California has established a “cap-and-trade” program requiring state-wide annual reductions in emission of greenhouse gases. For example, in May 2016, the EPA finalized rules that establish new controls for emissions of methane for new, modified or reconstructed sources in the oil and natural gas source category, including production, processing, transmission and storage activities. The rules include first-time standards to address emissions of methane form equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions. The BLM finalized similar rules in November 2016 that seek to limit methane emissions from oil and gas exploration and production activities on federal lands by restricting venting and flaring of gas, as well as the imposition of enhanced leak detection and repair requirements for certain equipment. These rules have the potential to impose significant costs on our customers. The adoption of additional legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs to comply with new emissions-reduction or reporting requirements. Also any legislation or regulatory programs related to the control of greenhouse gas emissions could increase the cost of consuming, and thereby reduce demand for, hydrocarbons that our customers produce, which could impact demand for our services. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events.

We face risks related to natural disasters and pandemic diseases, which could result in severe property damage or materially and adversely disrupt our operations and affect travel required for our worldwide operations.

Some of our operations involve risks of, among other things, property damage, which could curtail our operations. For example, disruptions in operations or damage to a manufacturing plant could reduce our ability to produce products and satisfy customer demand. In particular, we have offices and manufacturing facilities in Houston, Texas and Houma and Lafayette, Louisiana as well as in various places throughout the Gulf Coast region of the United States. These offices and facilities are particularly susceptible to severe tropical storms and hurricanes, which may disrupt our operations. If one or more manufacturing facilities we own are damaged by severe weather or any other disaster, accident, catastrophe or event, our operations could be significantly interrupted. Similar interruptions could result from damage to production or other facilities that provide supplies or other raw materials to our plants or other stoppages arising from factors beyond our control. These interruptions might involve significant damage to, among other things, property, and repairs might take from a week or less for a minor incident to many months or more for a major interruption.

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

From time to time, fluctuations in currency exchange rates could be material to us depending upon, among other things, the principal regions in which we provide tubular or well construction services. For the year ended December 31, 2016, on a U.S. dollar-equivalent basis, approximately 25% of our revenue was represented by currencies other than the U.S. dollar. In particular, we are sensitive to fluctuations in currency exchange rates between the U.S. dollar and each of the Euro, Norwegian Krone, British Pound, Canadian Dollar, Venezuelan Bolivar and Brazilian Real. There may be instances in which costs and revenue will not be matched with respect to currency denomination. As a result, to the extent that we continue our expansion on a global basis, as expected, we expect that increasing portions of revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. Further, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against these risks.

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

Hydraulic fracturing is an important and common practice in the oil and gas industry. The process involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. While we may provide supporting products through Blackhawk, we do not perform hydraulic fracturing, but many of our customers utilize this technique. Certain environmental advocacy groups and regulatory agencies have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources and may cause earthquakes. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that "water cycle" activities associated with hydraulic fracturing may impact drinking water sources "under some circumstances," noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. The EPA has also taken steps to regulate certain aspects of hydraulic fracturing. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. The U.S. District Court of Wyoming struck down these rules, but the decision has been appealed to the 10th Circuit Court of Appeals. A final decision has not yet been issued. The adoption of legislation or regulatory programs that restrict hydraulic fracturing could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our services.

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

Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. To the extent one or more of our key customers is in financial distress or commences bankruptcy proceedings, contracts with these customers may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code and similar international laws. Any material nonpayment or nonperformance by our key customers could adversely affect our business, financial condition and results of operations.
We may be unable to identify or complete acquisitions or strategic alliances.

We expect that acquisitions and strategic alliances will be an important element of our business strategy going forward. We can give no assurance that we will be able to identify and acquire additional businesses or negotiate with suitable venture partners in the future on terms favorable to us or that we will be able to integrate successfully the assets and operations of acquired businesses with our own business. Any inability on our part to integrate and manage the growth of acquired businesses may have a material adverse effect on our business, financial condition and results of operations.

Our executive officers and certain key personnel are critical to our business, and these officers and key personnel may not remain with us in the future.

Our future success depends in substantial part on our ability to hire and retain our executive officers and other key personnel who possess extensive expertise, talent and leadership and are critical to our success. The diminution or loss of the services of these individuals, or other integral key personnel affiliated with entities that we acquire in the future, could have a material adverse effect on our business. Furthermore, we may not be able to enforce all of the provisions in any agreement we have entered into with certain of our executive officers, and such agreements may not otherwise be effective in retaining such individuals. In addition, we may not be able to retain key employees of entities that we acquire in the future. This may impact our ability to successfully integrate or operate the assets we acquire.

Control of oil and gas reserves by state-owned oil companies may impact the demand for our services and create additional risks in our operations.

Much of the world’s oil and gas reserves are controlled by state-owned oil companies, and we provide tubular and other well construction services for a number of those companies. State-owned oil companies may require their contractors to meet local content requirements or other local standards, such as joint ventures, that could be difficult or undesirable for us to meet. The failure to meet the local content requirements and other local standards may adversely impact our operations in those countries. In addition, our ability to work with state-owned oil companies is subject to our ability to negotiate and agree upon acceptable contract terms.

Risks Related to Our Corporate Structure

We are a holding company and our sole material assets are our direct and indirect equity interests in FICV and Blackhawk Group Holding, Inc. and we are accordingly dependent upon distributions from FICV to pay taxes, make payments under the tax receivable agreement, and pay dividends.

We are a holding company and have no material assets other than our direct and indirect equity interests in FICV and Blackhawk. We have no independent means of generating revenue. We intend to cause FICV and/or Blackhawk, to make distributions in an amount sufficient to cover (i) all applicable taxes at assumed tax rates, (ii) payments under the tax receivable agreement we entered into with Mosing Holdings in connection with the IPO and (iii) dividends, if any, declared by us. To the extent that we need funds and FICV, Blackhawk, or its subsidiaries is restricted from making such distributions under applicable law or regulation or under the terms of their financing or other contractual arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

The Mosing family holds a majority of the total voting power of the Company's common stock (the "FINV Stock") and, accordingly, has substantial control over our management and affairs.

The Mosing family (through Mosing Holdings and the various holding entities of the Mosing family members) currently controls approximately 78% of the total voting power entitled to vote at annual or special meetings. The Mosing family members have entered into a voting agreement with respect to the shares they own. Accordingly, the Mosing family has the ability (but not the requirement) to dictate on an annual basis who will comprise our board of supervisory directors nominated to the shareholders, thus being able to control our management and affairs. Moreover, pursuant to our amended and restated articles of association, our board of directors will consist of no more than nine individuals. The Mosing family has the right to recommend one director for nomination to the supervisory board for each 10% of the outstanding FINV Stock they collectively beneficially own, up to a maximum of five directors. The remaining directors are nominated by our supervisory board. Our supervisory board consists of nine members, three of whom are members of the Mosing family. As a result, members of the Mosing family have meaningful influence over us and potential conflicts may arise. In addition, the Mosing family will be able to determine the outcome of all matters requiring shareholder approval, including mergers, amendments of our articles of association and other material transactions, and will be able to cause or prevent a change in the composition of our supervisory board or a change in control of our company that could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company. The existence of significant shareholders may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company. So long as the Mosing family continues to own a significant amount of the FINV Stock, even if such amount represents less than 50% of the aggregate voting power, it will continue to be able to strongly influence all matters requiring shareholder approval, regardless of whether or not other shareholders believe that the transaction is in their own best interests.

The Mosing family may have interests that conflict with holders of shares of our common stock.

The Mosing family may have conflicting interests with other holders of shares of our common stock. For example, the Mosing family may have different tax positions from us or other holders of shares of our common stock which could influence their decisions regarding whether and when to cause us to dispose of assets, whether and when to cause us to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement that we entered into in connection with the IPO. In addition, the structuring of future transactions may take into consideration the Mosing family’s tax or other considerations even where no similar benefit would accrue to us.

We are required under the tax receivable agreement to pay Mosing Holdings or its permitted transferees for certain tax benefits we may claim, and the amounts we may pay could be significant.

We entered into the tax receivable agreement with FICV and Mosing Holdings in connection with the IPO. This agreement generally provides for the payment by us of 85% of actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax in periods after the IPO as a result of (i) the tax basis increases resulting from the transfer of FICV interests to us in connection with the conversion of shares of Preferred Stock into shares of our common stock and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the tax receivable agreement. In addition, the tax receivable agreement provides for interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the tax receivable agreement.

The payment obligations under the tax receivable agreement are our obligations and are not obligations of FICV. The term of the tax receivable agreement continues until all such tax benefits have been utilized or expired, unless we exercise our sole right to terminate the tax receivable agreement early.

Estimating the timing of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount and timing of the taxable income we realize in the future and the tax rate then applicable, our use of loss carryovers and the portion of our payments under the tax receivable agreement constituting imputed interest or depreciable or amortizable basis. We expect that the payments that we will be required to make under the tax receivable agreement will be substantial. There may be a substantial negative impact on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the tax receivable agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement or (ii) distributions to us by FICV are not sufficient to permit us to make payments under the tax receivable agreement subsequent to the payment of our taxes and other obligations. The payments under the tax receivable agreement are not conditioned upon a holder of rights under a tax receivable agreement having a continued ownership interest in either FICV or us. While we may defer payments under the tax receivable agreement to the extent we do not have sufficient cash to make such payments, except in the case of an acceleration of payments thereunder occurring in connection with an early termination of the tax receivable agreement or certain mergers or changes of control, any such unpaid obligation will accrue interest. Additionally, during any such deferral period, we are prohibited from paying dividends on our common stock.

In certain cases, payments under the tax receivable agreement to Mosing Holdings or its permitted transferees may be accelerated or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the tax receivable agreement.

The tax receivable agreement provides that we may terminate it early. If we elect to exercise our sole right to terminate the tax receivable agreement early, we are required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the tax receivable agreement (based upon certain assumptions and deemed events set forth in the tax receivable agreement, including the assumption that we have sufficient taxable income to fully utilize such benefits and that any interests in FICV that Mosing Holdings or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the tax receivable agreement are similarly accelerated following certain mergers or other changes of control. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the tax receivable agreement were terminated on December 31, 2016, the estimated termination payment would be approximately $105.3 million (calculated using a discount rate of 4.96%). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were unable to finance our obligations due under the tax receivable agreement, we would be in breach of the agreement. Any such breach could adversely affect our business, financial condition or results of operations.

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

In August 2016, we received a notice from Mosing Holdings exercising its right to exchange (the “Exchange Right”) for an equivalent number of each of the following securities for common shares: (i) 52,976,000 Preferred Shares and (ii) 52,976,000 units in FICV. We issued 52,976,000 common shares to Mosing Holdings on August 26, 2016. As a result, there are no remaining issued Preferred Shares. Mosing Holdings also transferred its limited partnership interest in FICV to FINV as Mosing Holdings has withdrawn as limited partner of FICV and FINV has been admitted in Mosing Holding's place.

As of February 22, 2017, we had 222,487,081 outstanding shares of our common stock. We may sell additional shares of common stock in subsequent public offerings. Members of the Mosing family own, both directly and indirectly (through Mosing Holdings), approximately 173,752,764 shares of common stock. These shares represent approximately 78% of our total outstanding FINV Stock. All of these shares may be sold into the market in the future.

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

These requirements will not apply to us as long as we remain a “controlled company.” So long as members of the Mosing family control the outstanding common stock representing at least a majority of the outstanding voting power in FINV, we may utilize these exemptions. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE. Please note that we currently have a majority of independent directors on our supervisory board as well as a compensation committee and nominating and governance committee comprised entirely of independent directors. However, the significant ownership interest held by the Mosing family could adversely affect investors’ perceptions of our corporate governance.

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

As a Dutch company with limited liability, the rights of our shareholders may be different from the rights of shareholders in companies governed by the laws of U.S. agencies.

We are a Dutch company with limited liability (Naamloze Vennootschap). Our corporate affairs are governed by our articles of association and by the laws governing companies incorporated in the Netherlands. The rights of shareholders and the responsibilities of members of our management board and supervisory board may be different from those in companies governed by the laws of U.S. jurisdictions.

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

•
authorize our management board, with the approval of our supervisory board, for a period of five years (which period is proposed to be renewed as per the 2017 annual general meeting on May 19, 2017) to issue common stock, including for defensive purposes, without shareholder approval; and

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

In the absence of an applicable convention between the United States and the Netherlands providing for the reciprocal recognition and enforcement of judgments (other than arbitration awards and divorce decrees) in civil and commercial matters, a judgment rendered by a court in the United States will not automatically be recognized by the courts of the Netherlands. In principle, the courts of the Netherlands will be free to decide, at their own discretion, if and to what extent a judgment rendered by a court in the United States should be recognized in the Netherlands. In general terms, Dutch courts tend to grant the same judgment without re-litigating on the merits if the following cumulative minimum conditions are met:

•	the judgment was rendered by the foreign court that was (based on internationally accepted grounds) competent to take cognizance of the matter;

•	the judgment is the outcome of a proper judicial procedure (behoorlijke rechtspleging);

•	the judgment is not manifestly incompatible with the public policy (openbare orde) of the Netherlands; and

•	the judgment is not incompatible with an earlier (qualifying) judgment rendered between the same parties regarding the same issue.

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

We acquired the assets of Mosing Holdings (a Delaware limited liability company); however, the ownership of Mosing Holdings in our stock, taking into account common stock that Mosing Holdings is deemed to own under the

“stock equivalent” rules, is below the 80% standard for the application of the rules. Accordingly, we do not believe these rules should apply.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In order to design, manufacture and service the proprietary products that support our tubular and other well construction services, as well as those that we offer for sale directly to external customers, we maintain several manufacturing and service facilities around the world. Though our manufacturing and service capabilities are primarily concentrated in the U.S., we currently provide our services in approximately 60 countries.

The following table details our material facilities by segment, owned or leased by us as of December 31, 2016.

Location	Leased or Owned	Principal/Most Significant Use

All Segments
Houston, Texas	Leased	Corporate office
Den Helder, the Netherlands	Owned	Regional operations and administration

U.S. Services and Tubular Sales Segments
Lafayette, Louisiana	Leased	Regional operations, manufacturing, engineering
and administration

International Services Segment
Aberdeen, Scotland	Owned	Regional operations, engineering and administration
Dubai, United Arab Emirates	Owned	Regional operations and administration
Norway	Owned	Local operations and administration
Singapore	Owned	Regional operations and administration
India	Owned	Administration

Blackhawk Segment
Houston, Texas	Leased	Headquarters and administration
Houma, Louisiana	Leased	Regional operations, manufacturing and
and administration

Our largest manufacturing facility is located in Lafayette, Louisiana, where we manufacture a substantial portion of our tubular handling tools. The facility serves our U.S. Services segment in the U.S. Gulf of Mexico and our Tubular Sales segment. The Lafayette facility is our global headquarters for the design and manufacture of our equipment and is situated on a total of 178 acres. The main facility occupies 147 acres and consists of manufacturing, operations, pipe storage, training and administration. The remaining 31 acres located off of the main campus consists of manufacturing, warehousing and administration. There are a total of 14 buildings onsite and 13 buildings offsite. Our manufacturing operations occupy 6 of the 27 buildings, with the remaining buildings dedicated to administration, training and other operational tasks. The main administrative building within the facility is approximately 40,000 square feet, which will be vacated in 2017 when we move into our new administrative building. The new facility will be approximately 172,636 square feet.

Item 3. Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of December 31, 2016. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows. See Note 20 in the Notes to Consolidated Financial Statements, which are incorporated herein by reference to Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

	High	Low	Dividends Per Share

Year Ended December 31, 2016
First Quarter	$17.07	$12.34	$0.150
Second Quarter	17.73	14.05	0.150
Third Quarter	15.44	10.91	0.075
Fourth Quarter	14.86	10.47	0.075

Year Ended December 31, 2015
First Quarter	$18.95	$14.53	$0.150
Second Quarter	21.50	18.25	0.150
Third Quarter	18.90	13.66	0.150
Fourth Quarter	18.14	14.80	0.150

On February 22, 2017, we had 222,487,081 shares of common stock outstanding. The common shares outstanding at February 22, 2017 were held by approximately 36 record holders. The actual number of shareholders is greater than the number of holders of record.

See Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for discussion of equity compensation plans.

Dividend Policy

Our current policy is to pay quarterly cash dividends on our common stock of $0.075 per share. The declaration and payment of future dividends will be at the discretion of the Supervisory Board of Directors and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements and general business conditions. Accordingly, there can be no assurance that we will continue to pay dividends at that level or at all.

Unregistered Sales of Equity Securities

As part of our initial public offering in August 2013, we issued 52,976,000 shares of Preferred Stock to Mosing Holdings, LLC (“Mosing Holdings”). Under our Amended Articles of Association, upon the written election of Mosing Holdings, each Preferred Share, together with a unit in FICV, our subsidiary, was convertible into a share of our common stock on a one-for-one basis.

On August 19, 2016, we received notice from Mosing Holdings exercising its Exchange Right for an equivalent number of each of the following securities for common shares: (i) 52,976,000 Preferred Shares and (ii) 52,976,000 units in FICV. We issued 52,976,000 common shares to Mosing Holdings on August 26, 2016. As a result, there are no remaining issued Preferred Shares and the Mosing family beneficially owns approximately 173,752,764 of our common shares.

The issuance of the common shares to Mosing Holdings in connection with the exercise of the Exchange Right was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following performance graph compares the performance of our common stock to the PHLX Oil Service Sector Index, the Russell 1000 Index and to a peer group established by management. The peer group consists of the following companies: Baker Hughes Inc., Core Laboratories N.V., Diamond Offshore Drilling, Inc., Dril-Quip, Inc., Ensco plc, Forum Energy Technologies, Inc., Halliburton Company, Helmerich & Payne, Inc., Hornbeck Offshore Services, Inc., Nabors Industries Ltd., National Oilwell Varco, Inc., Oceaneering International, Inc., Patterson-UTI Energy, Inc., Rowan Companies plc, Schlumberger N.V., Tesco Corporation, Transocean Ltd. and Weatherford International Ltd. Cameron International Corporation was removed from the peer group due to its merger with Schlumberger Limited and FMC Technologies, Inc. was removed from the peer group due to its merger with Technip SA. The graph below compares the cumulative total return to holders of our common stock with the cumulative total returns of the PHLX Oil Service Sector Index, the Russell 1000 Index and our peer group for the period from August 9, 2013, using the closing price for the first day of trading immediately following the effectiveness of our IPO through December 31, 2016. The graph assumes that the value of the investment in our common stock was $100 at August 9, 2013 or July 31, 2013 for each index (including reinvestment of dividends) and tracks the return on the investment through December 31, 2016. The shareholder return set forth herein is not necessarily indicative of future performance.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Financial Statement Data:
Revenue	$487,531	$974,600	$1,152,632	$1,077,722	$1,039,054
Income (loss) from continuing operations	(156,079)	106,110	229,312	308,195	344,250
Total assets	1,588,061	1,726,838	1,758,681	1,561,195	1,107,961
Debt and capital lease obligations -
excluding affiliates	276	7,321	304	376	7,368
Long-term debt - affiliates	—	—	—	—	468,563
Total equity	1,311,319	1,451,426	1,472,536	1,333,327	446,988

Earnings Per Share Information:
Basic earnings (loss) per common share:
Continuing operations	$(0.77)	$0.51	$1.03	$1.69	$2.15
Discontinued operations	—	—	—	0.24	0.04
Total	$(0.77)	$0.51	$1.03	$1.93	$2.19

Diluted earnings (loss) per common share:
Continuing operations	$(0.77)	$0.50	$1.03	$1.62	$2.00
Discontinued operations	—	—	—	0.23	0.04
Total	$(0.77)	$0.50	$1.03	$1.85	$2.04

Weighted average common shares
outstanding:
Basic	176,584	154,662	153,814	132,257	119,024
Diluted	176,584	209,152	207,828	185,506	172,000
Cash dividends per common share	$0.45	$0.60	$0.45	$0.075	$—

Other Data:
Adjusted EBITDA (1)	$25,031	$319,086	$451,513	$438,739	$439,524

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

Overview of Business

We are a global provider of highly engineered tubular services, tubular fabrication and specialty well construction and well intervention solutions to the oil and gas industry and have been in business for over 75 years. We provide our services to leading exploration and production companies in both offshore and onshore environments, with a focus on complex and technically demanding wells.

We conduct our business through four operating segments:

•
International Services. We currently provide our services in approximately 60 countries on six continents. Our customers in these international markets are primarily large exploration and production companies, including integrated oil and gas companies and national oil and gas companies.

•
U.S. Services. We service customers in the offshore areas of the U.S. Gulf of Mexico. In addition, we have a presence in the active onshore oil and gas drilling regions in the U.S., including the Permian Basin, Eagle Ford Shale, Haynesville Shale, Marcellus Shale, DJ Basin and Utica Shale.

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

•
Blackhawk. We provide well construction and well intervention rental equipment, services and products, in addition to cementing tool expertise, in the U.S. and Mexican Gulf of Mexico, onshore U.S. and other select international locations.

How We Generate Our Revenue

The majority of our services revenues are derived primarily from personnel rates for our specially trained employees who perform tubular and other well construction services for our customers; and rental rates for the suite of products and equipment that our employees use to perform these services.

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

The acquisition of Blackhawk resulted in a new segment for us. Our Blackhawk revenues are derived from well construction and well intervention rental equipment, services and products. These revenues have historically been split evenly between sold and rented products or equipment with certain rented products having a service element for personnel overseeing the operation of the equipment.

Outlook

We expect to see improvement in the oil field services industry in 2017 as global capital spending on oil and natural gas exploration and production is likely to increase modestly in response to higher commodity prices. However, much of the anticipated increase in spending will likely be associated with onshore projects that contribute lower revenue and margins to the Company than offshore projects. Material increases in activity in the deep and ultra-deep offshore markets are not expected until further improvement in oil and natural gas prices are seen and, in some basins, may continue to deteriorate. We have made efforts to reduce the impact of the lower activity levels by reducing costs, but additional actions may be necessary if we continue to see decreased investment in global offshore projects.

Our offshore businesses, both in the U.S. and internationally, continue to see delays and cancellations as customers reduce spending or elect to reallocate financial resources to other onshore projects. These delays or cancellations have been more prevalent in the deep and ultra-deep water markets where our services are most profitable. In areas where new projects are being sanctioned, we have seen increased competition and awarded tenders often are secured at prices below historical levels. Our efforts to grow market share in the underrepresented offshore shelf market are expected to support revenues, but are unlikely to fully offset declines in the deep and ultra-deep water.

Our onshore operations are expected to see sequential improvement, particularly in the U.S. onshore market, as drilling activity has risen meaningfully in recent months. The increase in demand for our services combined with a leaner cost structure is expected to result in higher revenues and improved profitability for this business in the coming year.

The Tubular Sales business is driven by specialized needs of our customers and the timing of projects, specifically in the Gulf of Mexico. Due to steep declines in activity in the Gulf of Mexico and low visibility on forthcoming orders for these services, we anticipate that revenues associated with this segment will trend lower until additional projects are sanctioned and commence operations.

The Blackhawk product and service lines face similar challenges in the offshore market as our tubular services business. Blackhawk revenues are primarily generated offshore in the U.S. Gulf of Mexico and are at risk if activity levels were to decrease further. However, we will benefit from a full year of operations from Blackhawk in 2017, which will likely help drive our total revenues sequentially higher.

Overall, our market outlook is mixed as the onshore begins to lead the recovery, but the offshore market lags as prices remain below economic break-even levels for many projects. We remain in a very strong position financially with a significant cash balance relative to our debt.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) before net interest income or expense, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss, equity-based compensation, unrealized gain or loss, other non-cash adjustments and other charges or credits. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues. We review Adjusted EBITDA and Adjusted EBITDA margin on both a consolidated basis and on a segment basis. We use Adjusted EBITDA and Adjusted EBITDA margin to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), items outside the control of our management team (such as income tax and foreign currency exchange rates) and other charges outside the normal course of business. Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income (loss), operating income (loss), cash flow from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles in the U.S. ("GAAP").

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA, our most directly comparable GAAP performance measure, as well as adjusted EBITDA margin for each of the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014

Net income (loss)	$(156,079)	$106,110	$229,312
Interest income, net	(2,073)	(341)	(87)
Depreciation and amortization	114,215	108,962	90,041
Income tax (benefit) expense	(25,643)	37,319	75,412
(Gain) loss on sale of assets	1,117	(1,038)	289
Foreign currency loss	10,819	6,358	17,041
Charges and credits (1)	82,675	61,716	39,505
Adjusted EBITDA	$25,031	$319,086	$451,513
Adjusted EBITDA margin	5.1%	32.7%	39.2%

(1)
Comprised of Equity-based compensation expense (2016: $15,978; 2015: $26,318; 2014: $38,368), Merger and acquisition costs (2016: $13,784; 2015: none; 2014: none), Severance and other charges (2016: $46,406; 2015: $35,484; 2014: none), Changes in value of contingent consideration (2016: none; 2015: $(1,532); 2014: none), Unrealized and realized (gains) losses (2016: $110; 2015: none; 2014: none) and FCPA matters (2016: $6,397; 2015: $1,446; 2014: $1,137).

Safety Performance

Maintaining a strong safety record is a critical component of our operational success. Many of our customers have safety standards we must satisfy before we can perform services. As a result, we continually monitor and improve our safety performance through the evaluation of safety observations, job and customer surveys, and safety data. In addition, we continually develop new safety programs based on industry trends and our internal data. The primary measure for our safety performance is the tracking of the Total Recordable Incident Rate ("TRIR"). TRIR is a measure of the rate of recordable workplace injuries, normalized on the basis of 100 full time employees for an annual period. The factor is derived by multiplying the number of recordable injuries in a calendar year by 200,000 and dividing this value by the total hours actually worked in the year. A recordable injury includes occupational death, nonfatal occupational illness, and other occupational injuries that involve loss of consciousness, lost time injuries, restriction of work or motion cases, transfer to another job, or medical treatment cases other than first aid.

The table below presents our worldwide TRIR for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014

TRIR	0.87	0.76	1.27

Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014

Revenues:
Equipment rentals and services	$397,369	$766,252	$969,703
Products (1)	90,162	208,348	182,929
Total revenue	487,531	974,600	1,152,632

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Equipment rentals and services	201,316	304,473	369,855
Products	59,037	113,918	110,126
General and administrative expenses	228,802	270,678	267,378
Depreciation and amortization	114,215	108,962	90,041
Severance and other charges	46,406	35,484	—
Changes in contingent consideration	—	(1,532)	—
Gain (loss) on sale of assets	1,117	(1,038)	289
Operating income (loss)	(163,362)	143,655	314,943

Other income (expense):
Other income	4,170	5,791	6,735
Interest income, net	2,073	341	87
Merger and acquisition costs	(13,784)	—	—
Foreign currency loss	(10,819)	(6,358)	(17,041)
Total other income (expense)	(18,360)	(226)	(10,219)
Income (loss) before income tax (benefit)	(181,722)	143,429	304,724
Income tax expense (benefit)	(25,643)	37,319	75,412
Net income (loss)	(156,079)	106,110	229,312
Less: Net income (loss) attributable to noncontrolling interest	(20,741)	27,000	70,275
Net income (loss) attributable to Frank's International N.V.	$(135,338)	$79,110	$159,037

(1)	Consolidated products revenue includes a small amount of revenues attributable to the U.S. Services, International Services and Blackhawk segments.

Consolidated Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues. Revenues from external customers, excluding intersegment sales, for the year ended December 31, 2016 decreased by $487.1 million, or 50.0%, to $487.5 million from $974.6 million for the year ended December 31, 2015. The decrease was primarily attributable to lower revenues in the majority of our segments due to declining activity as depressed oil and gas prices resulted in reduced rig count, downward pricing pressures, rig cancellations and delays as well as deferred work scopes in the International and U.S. Services regions while revenues for Tubular Sales decreased due to lower international demand and decreased deep water fabrication revenue. The decreased revenues were partially offset by revenues in our Blackhawk segment of $10.0 million resulting from our acquisition in November 2016. See Note 3 - Acquisitions in the Notes to Consolidated Financial Statements for additional information on our Blackhawk acquisition. Revenues for our segments are discussed separately below under the heading "Operating Segment Results."

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the year ended December 31, 2016 decreased by $158.0 million, or 37.8%, to $260.4 million from $418.4 million for the year ended December 31, 2015. The decrease was due to lower activity volumes, offset by cost actions taken throughout 2016. We also incurred additional costs of $8.9 million related to our Blackhawk acquisition in November 2016.

General and administrative expenses. General and administrative ("G&A") expenses for the year ended December 31, 2016 decreased by $41.9 million, or 15.5%, to $228.8 million from $270.7 million for the year ended December 31, 2015. Excluding the bad debt expense of $11.3 million related primarily to the collectability of receivables in Venezuela (see "Customer Credit Risk" in Part II, Item 7A) and the bankrupt customer in Nigeria, general and administrative expenses for the year ended December 31, 2016 decreased by $53.2 million, or 19.7%, primarily as a result of declining activity and pricing pressures, offset by internal cost initiatives, which included workforce reductions and lease terminations. Also, equity-based compensation expense decreased by $10.3 million as the IPO grants for retirement-eligible employees had a two year service requirement, which was completed during the third quarter of 2015. The decreased costs were partially offset by an increase in professional fees, which included costs related to our ongoing global corporate initiatives and the investigation mentioned in Note 20 - Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

    Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2016 increased by $5.3 million, or 4.8%, to $114.2 million from $109.0 million for the year ended December 31, 2015. The increase was primarily attributable to our Timco and Blackhawk acquisitions as well as a higher depreciable base resulting from property and equipment additions.

Severance and other charges. Severance and other charges for the year ended December 31, 2016 were $46.4 million as we continued to take steps to adjust our workforce to meet the depressed demand in the industry in addition to the retirement of fixed assets of $29.9 million. See Note 19 - Severance and Other Charges in the Notes to Consolidated Financial Statements, which affected the following segments: International Services ($12.2 million), U.S. Services ($33.7 million) and Tubular Sales ($0.6 million).

Merger and acquisition costs. Merger and acquisition costs for the year ended December 31, 2016 were $13.8 million as a result of our Blackhawk acquisition as mentioned in Note 3 - Acquisitions in the Notes to Consolidated Financial Statements.

Foreign currency loss. Foreign currency loss for the year ended December 31, 2016 increased by $4.5 million to $10.8 million from $6.4 million for the year ended December 31, 2015. The increase was primarily due to the devaluation of the Nigerian Naira.

Income tax expense (benefit). Income tax expense (benefit) for the year ended December 31, 2016 decreased by $63.0 million, or 168.7%, to $(25.6) million from $37.3 million for the year ended December 31, 2015 primarily as a result of a decrease in taxable income and a change in jurisdictional mix. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

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

General and administrative expenses. G&A expenses for the year ended December 31, 2015 increased by $3.3 million, or 1.2%, to $270.7 million from $267.4 million for the year ended December 31, 2014 primarily as a result of higher compensation-related costs of $11.5 million as a result of continuing to build and optimize the human resource infrastructure to support a public company and professional fees of $9.6 million due to acquisition costs and strategic initiatives to optimize and further develop various corporate functions. The increases were partially offset by decreased stock-based compensation expense of $12.2 million as the six months ended June 30, 2014 included an out-of-period adjustment of $7.5 million, which corrected the amortization of expense related to retirement-eligible employees (see Note 1 in the Notes to Consolidated Financial Statements for additional detail) in addition to lower other taxes of $4.0 million.

Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2015 increased by $18.9 million, or 21.0%, to $109.0 million from $90.0 million for the year ended December 31, 2014. The increase was primarily attributable to our Timco acquisition of $8.3 million as well as a higher depreciable base resulting from property and equipment additions.

Severance and other charges. Severance and other charges for the year ended December 31, 2015 were $35.5 million as a result of the transition of a key executive to a non-executive member of the Supervisory Board, workforce reductions, base rationalization and lease termination fees, which affected the following segments: International Services ($1.5 million), U.S. Services ($32.8 million) and Tubular Sales ($1.2 million).

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

Operating Segment Results

The following table presents revenues and Adjusted EBITDA by segment (in thousands):

	Year Ended December 31,
	2016	2015	2014

Revenue:
International Services	$237,275	$442,861	$538,730
U.S. Services	172,417	352,281	463,372
Tubular Sales	106,971	241,983	240,277
Blackhawk	9,982	—	—
Intersegment sales	(39,114)	(62,525)	(89,747)
Total	$487,531	$974,600	$1,152,632

Segment Adjusted EBITDA: (1)
International Services	$33,264	$182,475	$231,469
U.S. Services	(11,490)	95,516	181,712
Tubular Sales	1,741	40,999	38,366
Blackhawk	1,038	—	—
Total	24,553	318,990	451,547

(1)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. (For a reconciliation of our Adjusted EBITDA, see "—Adjusted EBITDA and Adjusted EBITDA Margin."

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

International Services

Revenue for the International Services segment decreased by $205.6 million, or 46.4%, compared to 2015, primarily due to depressed oil and gas prices, which challenged the economics of current development projects and caused the termination of ongoing drilling campaigns and the delay in the commencement of new projects, as well as cancellations or deferred work scopes.

Adjusted EBITDA for the International Services segment decreased by $149.2 million, or 81.8%, compared to 2015, primarily due to the $205.6 million decrease in revenue and $11.3 million of bad debt expense related to the collectability of receivables in Venezuela (see "Customer Credit Risk" in Part II, Item 7A) and Nigeria, which were partially offset by lower expenses due to reduced activity and cost-cutting measures.

U.S. Services

Revenue for the U.S. Services segment decreased by $179.9 million, or 51.1%, compared to 2015 primarily due to depressed oil and gas prices. Onshore services revenue decreased by $51.3 million as a result of lower activity from declining rig counts and pricing discounts. The offshore business saw a decrease in revenue of $125.9 million as a result of overall lower activity from weaknesses seen in the Gulf of Mexico due to rig cancellations and delays, coupled with downward pricing pressures.

Adjusted EBITDA for the U.S. Services segment decreased by $107.0 million, or 112.0%, compared to 2015 primarily due to higher pricing concessions and lower activity of $94.6 million and higher corporate and other costs of $12.4 million primarily due to increased professional fees, which were attributable to ongoing global corporate initiatives.

Tubular Sales

Revenue for the Tubular Sales segment decreased by $135.0 million, or 55.8%, compared to 2015, primarily as a result of lower international demand and decreased deep water fabrication revenue.

Adjusted EBITDA for the Tubular Sales segment decreased by $39.3 million, or 95.8%, compared to 2015, as it was negatively impacted by fixed costs associated with the manufacturing division and decreased revenues.

Blackhawk

The Blackhawk segment is comprised solely of our acquisition on November 1, 2016. Revenues and Adjusted EBITDA for the segment were $10.0 million and $1.0 million, respectively, for the year ended December 31, 2016. See Note 3 - Acquisitions in the Notes to Consolidated Financial Statements for additional information on our Blackhawk acquisition.

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

Adjusted EBITDA for the U.S. Services segment decreased by $86.2 million, or 47.4%, compared to 2014 as a result of lower revenues from activity and pricing concessions in the onshore and offshore business of $73.1 million as well as higher corporate and other costs of $13.3 million primarily due to increased professional fees for acquisition costs. This was partially offset by declining cost of revenues and operating expenses, as the U.S. Services' operational footprint was reduced due to decreased activity, in addition to savings from the effect of cost rationalization actions taken throughout the year.

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

Blackhawk

The Blackhawk segment is comprised solely of our acquisition on November 1, 2016. There were no results of operations for the years ended December 31, 2015 or 2014. See Note 3 in the Notes to Consolidated Financial Statements for additional information on our Blackhawk acquisition.

Liquidity and Capital Resources

Liquidity

At December 31, 2016, we had cash and cash equivalents of $319.5 million and debt of $0.3 million. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures and acquisitions. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditures are estimated at $40.0 million for 2017. We expect approximately $22.0 million for the purchase and manufacture of equipment and $18.0 million for other property, plant and equipment, inclusive of the purchase or construction of facilities. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During the years ended December 31, 2016, 2015 and 2014, capital expenditures were $42.1 million, $99.7 million and $173.0 million, respectively, all of which were funded from internally generated sources. We believe our cash on hand, cash flows from operations and potential borrowings under our Credit Facility (as defined below), will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months.

We paid dividends on our common stock of $79.0 million, or an aggregate of $0.45 per common share, in addition to $8.0 million in distributions to our noncontrolling interests during the year ended December 31, 2016. The timing, declaration, amount of, and payment of any dividends is within the discretion of our board of managing directors subject to the approval of our board of supervisory directors and will depend upon many factors, including our financial condition, earnings, capital requirements, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by our board of managing directors and our board of supervisory directors. We do not have a legal obligation to pay any dividend and there can be no assurance that we will be able to do so. The timing of distributions to our noncontrolling interests is pursuant to the Limited Partnership Agreement of Frank's International C.V. for the tax arising from their membership interests in FICV.

On August 19, 2016, we received notice from Mosing Holdings that it was exercising its right to exchange, for 52,976,000 common shares, each of the following securities: (i) 52,976,000 Preferred Shares and (ii) 52,976,000 units in FICV. We issued 52,976,000 common shares to Mosing Holdings on August 26, 2016. As a result, there are no remaining issued or outstanding Preferred Shares and the Mosing family beneficially owns approximately 173,752,764 of our common shares. In addition, our obligation to make payments to our noncontrolling interest pursuant to the Limited Partnership Agreement of Frank's International C.V. ceased as of the effective date of the exchange.

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of our Credit Facility, we have the ability to increase the commitments to $150.0 million. At December 31, 2016 and 2015, we did not have any outstanding indebtedness under the Credit Facility. We had $3.7 million and $4.7 million in letters of credit outstanding as of December 31, 2016 and 2015, respectively. As of December 31, 2016, our ability to borrow under the Credit Facility has been reduced to approximately $50 million from $100 million as a result of our decreased Adjusted EBITDA. Our borrowing capacity under the Credit Facility could be further reduced or eliminated depending on our future Adjusted EBITDA. We will seek a multi-quarter covenant waiver sometime during the first quarter of 2017.

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in the Credit Facility) of not more than 2.50 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of December 31, 2016, we were in compliance with all financial covenants under the Credit Facility.

In addition, the Credit Facility contains customary events of default, including, among others, the failure to make required payments, failure to comply with certain covenants or other agreements, breach of the representations and covenants contained in the agreements, default of certain other indebtedness, certain events of bankruptcy or insolvency and the occurrence of a change in control.

Cash Flows from Operating, Investing and Financing Activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Year Ended December 31,
	2016	2015	2014

Operating activities	$(10,831)	$427,758	$368,860
Investing activities	(178,915)	(174,689)	(173,643)
Financing activities	(96,765)	(141,209)	(115,750)
	(286,511)	111,860	79,467
Effect of exchange rate changes on cash activities	3,678	1,145	4,940
Increase (decrease) in cash and cash equivalents	$(282,833)	$113,005	$84,407

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

Operating Activities

Cash flow from operating activities was $(10.8) million for the year ended December 31, 2016 as compared to $427.8 million in 2015 and $368.9 million in 2014. The decrease in 2016 was due primarily to a net loss and deferred tax benefit in addition to working capital changes, primarily in accounts receivable and accrued expense and other liabilities. The increase in 2015 was due primarily to working capital changes, primarily in accounts receivable and inventory. The overall increase was partially offset by a decrease in net income. The changes in both years were primarily a result of lower activity due to depressed oil and gas prices.

Investing Activities

Cash flow used in investing activities was $178.9 million for the year ended December 31, 2016 as compared to $174.7 million in 2015 and $173.6 million in 2014. Our investing activities in 2016 were primarily related to the Blackhawk acquisition, which was offset by lower capital expenditures for property, plant and equipment in comparison to 2015. We also received $11.1 million in proceeds from the sale of investments in our executive deferred compensation plan, which was used to make payments to former key employees. Our investing activities in 2015 were primarily related to the Timco acquisition, which was partially offset by lower capital expenditures for property, plant and equipment in comparison to 2014. In both 2016 and 2015, the capital expenditures were lower compared to the prior years as a result of a reduction in the need for additional equipment and machinery to service our customers due to declining rig activity caused by lower oil prices.

Financing Activities

Cash flow used in financing activities was $96.8 million, $141.2 million and $115.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in 2016 was primarily due to lower dividend payments of $13.8 million as a result of a reduction in the dividends per share amount and lower noncontrolling interest payments of $35.5 million due to less estimable income tax associated with the partnership. These decreases were partially offset by higher repayments on borrowings of $6.4 million. The increase in 2015 was primarily due to higher dividend payments of $23.5 million.

Contractual Obligations

We are a party to various contractual obligations. A portion of these obligations are reflected in our financial statements, such as long-term debt, while other obligations, such as operating leases and purchase obligations, are not reflected on our balance sheet. The following is a summary of our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$276	$276	$—	$—	$—
Noncancellable operating leases	47,876	12,768	14,023	7,991	13,094
Purchase obligations (1)	8,515	8,515	—	—	—
Total	$56,667	$21,559	$14,023	$7,991	$13,094

(1)	Includes purchase commitments for connectors and pipe for existing orders from our customers. We enter into purchase commitments as needed.

Not included in the table above are the tax receivable agreement (the "TRA") liability and uncertain tax positions of $124.6 million and $0.2 million, respectively, that we have accrued as of December 31, 2016, as the amounts and timing of payment, if any, are uncertain. See Note 14 for the TRA liability and Note 18 for the uncertain tax positions in the Notes to Consolidated Financial Statements.

Tax Receivable Agreement

We entered into the TRA with FICV and Mosing Holdings in connection with the IPO. The TRA generally provides for the payment by us to Mosing Holdings of 85% of the amount of the actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax in periods after the IPO (which reductions we refer to as "cash savings") as a result of (i) the tax basis increases resulting from the transfer of FICV interests to us in connection with a conversion of shares of Preferred Stock into shares of our common stock on August 26, 2016 and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. In addition, the TRA provides for interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. We will retain the remaining 15% of cash savings, if any. The payment obligations under the TRA are our obligations and not obligations of FICV. The term of the TRA continues until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRA.

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

In certain circumstances, we may be required to make payments under the TRA that we have entered into with Mosing Holdings. In most circumstances, these payments will be associated with the actual cash savings that we recognize in connection with a conversion of Preferred Stock, which would reduce the actual tax benefit to us. If we were to elect to exercise our sole right to terminate the TRA early or enter into certain change of control transactions, we may incur payment obligations prior to the time we actually incur any tax benefit. In those circumstances, we would need to pay the amounts out of cash on hand, finance the payments or refrain from triggering the obligation. Though we do not have any present intention of triggering an advance payment under the TRA, based on our current liquidity and our expected ability to access debt and equity financing, we believe we would be able to make such a payment if necessary. Any such payment could reduce our cash on hand and our borrowing availability, however, which would also reduce the amount of cash available to operate our business, to fund capital expenditures and to be paid as dividends to our stockholders, among other things. Please see Note 14 - Related Party Transactions in the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At December 31, 2016, we had no off-balance sheet arrangements with the exception of operating leases.

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

Services Revenue. We provide tubular and other well construction services to clients in the oil and gas industry. We perform services either under direct service purchase orders or master service agreements. Service revenue is recognized as services are performed or rendered.

•	International service hours are billed per man hour, per day or similar basis.

•	U.S. services are billed on,
i) Offshore - per day or similar basis.
ii) Land - per man hour or on a project basis.

•	Blackhawk services are billed primarily on a per day basis for both domestic and international.

Rental Revenue. We design and manufacture a suite of highly technical equipment and products that we rent to our customers in connection with providing our services, including high-end, proprietary tubular handling or well construction equipment. We rent our products either under direct rental agreements or with customers with rental agreements in place. Revenue from rental agreements is recognized as earned over the rental period.

•	International equipment rentals are billed on a per month or similar basis.

•	U.S. equipment rentals are billed on,
i) Offshore - per day or similar basis.
ii) Land - on completion of a job or project basis.

•	Blackhawk services are billed on,
i) Offshore and Land - per day basis with some minimum days requirements
ii) International - negotiated contracts but are primarily based on monthly rentals.

For customers contracted under direct service purchase orders and direct rental agreements, an accrual is recorded in unbilled accounts receivable for revenue earned but not yet invoiced.

Tubular Sales and Blackhawk Revenue. Revenue on tubular and Blackhawk sales is recognized when the product has shipped and significant risks of ownership have passed to the customer. The sales arrangements typically do not include right of return or other similar provisions or other post-delivery obligations.

Some of our tubular sales and well construction customers have requested that we store pipe, connectors and other products purchased from us in our facilities. We considered whether revenue should be recognized on these sales under the “bill and hold” guidance provided by the SEC Staff; however, based upon the assessment performed, revenue recognition on these transactions totaling $18.1 million and $57.6 million was deferred at December 31, 2016 and 2015, respectively until delivery and significant risks of ownership have passed to the customer.

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

In addition to the aforementioned assessments that have been received from various tax authorities, we also provide for taxes for uncertain tax positions where formal assessments have not been received. The determination of these liabilities requires the use of estimates and assumptions regarding future events. Once established, we adjust these amounts only when more information is available or when a future event occurs necessitating a change to the reserves such as changes in the facts or law, judicial decisions regarding the application of existing law or a favorable audit outcome. We believe that the resolution of tax matters will not have a material effect on our consolidated financial condition, although a resolution could have a material impact on our consolidated statements of operations for a particular period and on our effective tax rate for any period in which such resolution occurs.

Allowance for Doubtful Accounts

We evaluate whether client receivables are collectible. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding in addition to clients' representations and our understanding of the economic environment in which our clients operate. Based on our review, we establish or adjust allowances for specific clients and the accounts receivable as a whole. Due primarily to the uncertainty of collection from our national oil company customer in Venezuela and a bankrupt customer in Nigeria, we recorded an allowance of $11.8 million during 2016. Our allowance for doubtful accounts at December 31, 2016 and 2015 was $14.3 million and $2.5 million, respectively.

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

For the year ended December 31, 2016, on a U.S. dollar-equivalent basis, approximately 25% of our revenue was represented by currencies other than the U.S. dollar. However, no single foreign currency poses a primary risk to us. A hypothetical 10% decrease in the exchange rates for each of the foreign currencies in which a portion of our revenues is denominated would result in a 2.3% decrease in our overall revenues for the year ended December 31, 2016.

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

As of December 31, 2016 and 2015, we had the following foreign currency derivative contracts outstanding in U.S. dollars:

			Fair Value at
	Notional	Contractual	December 31,
Foreign Currency	Amount	Exchange Rate	2016
Canadian dollar	$4,553	1.3179	$74
Euro	4,753	1.0563	(11)
Euro	2,558	1.0659	(24)
Norwegian kroner	3,643	8.5101	38
Pound sterling	3,908	1.2607	69
			$146

			Fair Value at
	Notional	Contractual	December 31,
Foreign Currency	Amount	Exchange Rate	2015
Canadian dollar	$5,091	1.3751	$48
Euro	19,706	1.0948	(106)
Norwegian kroner	11,498	8.6973	162
Pound sterling	7,516	1.5031	106
			$210

Based on the derivative contracts that were in place as of December 31, 2016, a simultaneous 10% devaluation of the Canadian dollar, Euro, Norwegian kroner, and Pound sterling compared to the U.S. dollar would result in a $1.3 million increase in the market value of our forward contracts.

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

On March 9, 2016, the Central Bank of Venezuela issued Exchange Agreement No. 35, which changed the three-tiered official currency control system to a dual foreign exchange system. The preferential exchange rate, now called DIPRO, has an official rate of 10 Bolivars to the U.S. dollar and replaces the official rate of 6.3 Bolivars per U.S. dollar. DIPRO is available for essential imports and transactions. All other transactions will be subject to the DICOM rate, which is the replacement for the SIMADI.

As of December 31, 2016, we applied the DICOM exchange rate as we believed that this rate best represented the economics of our business activity in Venezuela. At December 31, 2016, we had approximately $(62,246) in net monetary assets denominated in Bolivars using the DICOM rate, which was approximately 673.76 Bolivars to the U.S. dollar. In the event of a devaluation of the current exchange mechanism in Venezuela or any other new exchange mechanism that might emerge for financial reporting purposes, it would result in our recording a devaluation charge in our condensed consolidated statements of operations.

Interest Rate Risk

As of December 31, 2016, we did not have an outstanding funded debt balance under the Credit Facility. If we borrow under the Credit Facility in the future, we will be exposed to changes in interest rates on our floating rate borrowings under the Credit Facility. Although we do not currently utilize interest rate derivative instruments to reduce interest rate exposure, we may do so in the future.

Customer Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are trade receivables. We extend credit to customers and other parties in the normal course of business. International sales also present various risks including governmental activities that may limit or disrupt markets and restrict the movement of funds. We operate in more than 60 countries and as such our accounts receivables are spread over many countries and customers. As of December 31, 2016, two customers in Venezuela and Angola accounted for approximately 14% of our gross accounts receivables balance. Our receivables in Venezuela and Angola are denominated in U.S. dollars. We have experienced payment delays from our national oil company customer in Venezuela and have been notified of a six month delay in payment from the national oil company in Angola as it is undergoing restructuring. These receivables are not disputed, and we have not historically had material write-offs relating to these customers. We maintain an allowance for uncollectible accounts receivables based on expected collectability and ongoing credit evaluations of our customers’ financial condition. If the financial condition of our customers were to diminish resulting in an impairment of their ability to make payments, adjustments to the allowance may be required. Due to the uncertainty of collection from our national oil company customer in Venezuela and a bankrupt customer in Nigeria, we recorded an allowance of $11.3 million during 2016. In the first quarter of 2016, we also made a decision to curtail operations in Venezuela and operations in Angola are significantly down due to the drop in oil prices.

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
We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Supervisory Directors and Stockholders of Frank’s International N.V.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, present fairly, in all material respects, the financial position of Frank’s International N.V. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 24, 2017

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$319,526	$602,359
Accounts receivables, net	167,417	246,191
Inventories	139,079	161,263
Other current assets	14,027	13,923
Total current assets	640,049	1,023,736

Property, plant and equipment, net	567,024	624,959
Goodwill and intangible assets, net	256,146	25,210
Other assets	124,842	52,933
Total assets	$1,588,061	$1,726,838

Liabilities and Equity
Current liabilities:
Short-term debt	$276	$7,321
Accounts payable	16,081	12,784
Deferred revenue	18,072	57,637
Accrued and other current liabilities	64,950	111,884
Total current liabilities	99,379	189,626

Deferred tax liabilities	20,951	40,257
Other non-current liabilities	156,412	44,824
Total liabilities	276,742	274,707

Commitments and contingencies (Note 20)

Series A preferred stock, €0.01 par value, no shares authorized, issued or outstanding
at 2016; 52,976,000 shares authorized, issued and outstanding at 2015	—	705
Stockholders' equity
Common stock, €0.01 par value, 798,096,000 shares authorized, 223,161,356 shares issued and 222,401,427 shares outstanding at December 31, 2016 and
745,120,000 shares authorized, 155,661,150 shares issued and 155,146,338
shares outstanding at December 31, 2015	2,802	2,045
Additional paid-in capital	1,036,786	712,486
Retained earnings	317,270	531,621
Accumulated other comprehensive loss	(32,977)	(25,555)
Treasury shares (at cost), 759,929 and 514,812 at December 31, 2016 and
2015, respectively	(12,562)	(9,298)
Total stockholders' equity	1,311,319	1,211,299
Noncontrolling interest	—	240,127
Total equity	1,311,319	1,451,426
Total liabilities and equity	$1,588,061	$1,726,838

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Equipment rentals and services	$397,369	$766,252	$969,703
Products	90,162	208,348	182,929
Total revenue	487,531	974,600	1,152,632

Operating expenses:
Cost of revenues, exclusive of depreciation
and amortization
Equipment rentals and services	201,316	304,473	369,855
Products	59,037	113,918	110,126
General and administrative expenses	228,802	270,678	267,378
Depreciation and amortization	114,215	108,962	90,041
Severance and other charges	46,406	35,484	—
Changes in contingent consideration	—	(1,532)	—
(Gain) loss on sale of assets	1,117	(1,038)	289
Operating income (loss)	(163,362)	143,655	314,943

Other income (expense):
Other income	4,170	5,791	6,735
Interest income, net	2,073	341	87
Mergers and acquisition expense	(13,784)	—	—
Foreign currency loss	(10,819)	(6,358)	(17,041)
Total other income (expense)	(18,360)	(226)	(10,219)
Income (loss) before income tax expense (benefit)	(181,722)	143,429	304,724
Income tax expense (benefit)	(25,643)	37,319	75,412
Net income (loss)	(156,079)	106,110	229,312
Net income (loss) attributable to noncontrolling interest	(20,741)	27,000	70,275
Net income (loss) attributable to Frank's International N.V.	$(135,338)	$79,110	$159,037
Preferred stock dividends	(1)	(2)	(1)
Net income (loss) attributable to Frank's International N.V.
common shareholders	$(135,339)	$79,108	$159,036

Earnings (loss) per common share:
Basic	$(0.77)	$0.51	$1.03
Diluted	$(0.77)	$0.50	$1.03

Weighted average common shares outstanding:
Basic	176,584	154,662	153,814
Diluted	176,584	209,152	207,828

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2016	2015	2014

Net income (loss)	$(156,079)	$106,110	$229,312
Other comprehensive income (loss):
Foreign currency translation adjustments	546	(14,039)	(11,104)
Marketable securities:
Unrealized gain (loss) on marketable securities	1,214	(1,500)	(4,782)
Deferred tax asset / liability change	(418)	314	—
Unrealized gain (loss) on marketable securities, net of tax	796	(1,186)	(4,782)
Total other comprehensive income (loss)	1,342	(15,225)	(15,886)
Comprehensive income (loss)	(154,737)	90,885	213,426
Less: Comprehensive income (loss) attributable to
noncontrolling interest	(20,180)	23,120	66,216
Add: Transfer of Mosing Holdings interest to FINV attributable to
comprehensive loss (See Note 12)	(8,203)	—	—
Comprehensive income (loss) attributable to
Frank's International N.V.	$(142,760)	$67,765	$147,210

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Interest	Equity
Balance at December 31, 2013	153,524	$2,019	$642,164	$455,632	$(2,383)	$—	$235,895	$1,333,327
Net income	—	—	—	159,037	—	—	70,275	229,312
Tax benefits due to offering costs	—	—	3,093	—	—	—	—	3,093
Foreign currency translation
adjustments	—	—	—	—	(8,266)	—	(2,838)	(11,104)
Unrealized loss on marketable
securities	—	—	—	—	(3,561)	—	(1,221)	(4,782)
Equity-based compensation expense	—	—	38,368	—	—	—	—	38,368
Distribution to noncontrolling interest	—	—	—	—	—	—	(41,565)	(41,565)
Common stock dividends
($0.45 per share)	—	—	—	(69,311)	—	—	—	(69,311)
Preferred stock dividends	—	—	—	(1)	—	—	—	(1)
Common shares issued upon
vesting of restricted stock units	1,047	14	(14)	—	—	—	—	—
Treasury shares withheld	(244)	—	—	—	—	(4,801)	—	(4,801)
Balance at December 31, 2014	154,327	2,033	683,611	545,357	(14,210)	(4,801)	260,546	1,472,536
Net income	—	—	—	79,110	—	—	27,000	106,110
Foreign currency translation
adjustments	—	—	—	—	(10,462)	—	(3,577)	(14,039)
Unrealized loss on marketable
securities	—	—	—	—	(883)	—	(303)	(1,186)
Equity-based compensation expense	—	—	28,600	—	—	—	—	28,600
Distribution to noncontrolling
interest	—	—	—	—	—	—	(43,539)	(43,539)
Common stock dividends
($0.60 per share)	—	—	—	(92,844)	—	—	—	(92,844)
Preferred stock dividends	—	—	—	(2)	—	—	—	(2)
Common shares issued upon
vesting of restricted stock units	1,070	12	(12)	—	—	—	—	—
Common shares issued for ESPP	20	—	287	—	—	—	—	287
Treasury shares withheld	(271)	—	—	—	—	(4,497)	—	(4,497)
Balance at December 31, 2015	155,146	2,045	712,486	531,621	(25,555)	(9,298)	240,127	1,451,426
Net loss	—	—	—	(135,338)	—	—	(20,741)	(156,079)
Foreign currency translation
adjustments	—	—	—	—	165	—	381	546
Unrealized gain on marketable
securities	—	—	—	—	616	—	180	796
Equity-based compensation expense	—	—	15,978	—	—	—	—	15,978
Distribution to noncontrolling
interest	—	—	—	—	—	—	(8,027)	(8,027)
Common stock dividends
($0.45 per share)	—	—	—	(79,012)	—	—	—	(79,012)
Preferred stock dividends	—	—	—	(1)	—	—	—	(1)
Transfer of Mosing Holdings interest to FINV	—	—	239,871	—	(8,203)	—	(211,920)	19,748
Common shares issued on conversion
Series A preferred stock	52,976	597	—	—	—	—	—	597
Common shares issued upon
vesting of restricted stock units	1,644	19	(19)	—	—	—	—	—
Tax Receivable Agreement ("TRA")
and associated deferred taxes	—	—	(76,409)	—	—	—	—	(76,409)
Common shares issued for ESPP	76	1	972	—	—	—	—	973
Blackhawk acquisition	12,804	140	143,907	—	—	—	—	144,047
Treasury shares withheld	(245)	—	—	—	—	(3,264)	—	(3,264)
Balance at December 31, 2016	222,401	$2,802	$1,036,786	$317,270	$(32,977)	$(12,562)	$—	$1,311,319

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$(156,079)	$106,110	$229,312
Adjustments to reconcile net income (loss) to cash provided
by operating activities
Depreciation and amortization	114,215	108,962	90,041
Equity-based compensation expense	15,978	28,600	38,368
Amortization of deferred financing costs	164	164	235
Venezuelan currency devaluation charge	—	—	13,010
Deferred tax provision (benefit)	(27,536)	4,868	27,995
Provision for (recovery of) bad debts	11,581	228	(3,137)
(Gain) loss on sale of assets	1,117	(1,038)	289
Loss on asset retirement	29,881	—	—
Changes in fair value of investments	(1,123)	741	(1,403)
Change in value of contingent consideration	—	(1,532)	—
Unrealized (gain) loss on derivative	64	(210)	—
Other	—	(3,909)	—
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	70,388	140,657	(43,349)
Inventories	27,379	41,502	(30,282)
Other current assets	4,039	16,981	(7,926)
Other assets	(692)	1,333	(1,619)
Accounts payable	(3,485)	(3,035)	4,991
Deferred revenue	(39,659)	(18,473)	13,505
Accrued expenses and other current liabilities	(43,583)	3,971	32,915
Other noncurrent liabilities	(13,480)	1,838	5,915
Net cash provided by (used in) operating activities	(10,831)	427,758	368,860

Cash flows from investing activities
Acquisition of Blackhawk (net of acquired cash)	(150,437)	—	—
Acquisition of Timco Services, Inc. (net of acquired cash)	—	(78,676)	—
Purchase of property, plant and equipment	(42,127)	(99,723)	(172,952)
Proceeds from sale of assets and equipment	3,858	4,579	848
Proceeds from sale of investments	11,101	—	—
Purchase of marketable securities	(1,003)	(869)	(1,539)
Other	(307)	—	—
Net cash used in investing activities	(178,915)	(174,689)	(173,643)

Cash flows from financing activities
Repayments of borrowings	(7,201)	(765)	(72)
Proceeds from borrowings	363	151	—
Cost of Series A convertible preferred stock conversion to common stock	(595)	—	—
Dividends paid on common stock	(79,013)	(92,844)	(69,311)
Dividends paid on preferred stock	(1)	(2)	(1)
Distribution to noncontrolling interest	(8,027)	(43,539)	(41,565)
Treasury shares withheld	(3,264)	(4,497)	(4,801)
Proceeds from the issuance of ESPP shares	973	287	—
Net cash used in financing activities	(96,765)	(141,209)	(115,750)

Effect of exchange rate changes on cash due to Venezuelan devaluation	—	—	(1,040)
Effect of exchange rate changes on cash	3,678	1,145	5,980
Net increase (decrease) in cash	(282,833)	113,005	84,407
Cash and cash equivalents at beginning of period	602,359	489,354	404,947
Cash and cash equivalents at end of period	$319,526	$602,359	$489,354

The accompanying notes are an integral part of these consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation and Significant Accounting Policies

Nature of Business

Frank’s International N.V. ("FINV"), a limited liability company organized under the laws of the Netherlands, is a global provider of highly engineered tubular services, tubular fabrication and specialty well construction and well intervention solutions to the oil and gas industry. FINV provides services to leading exploration and production companies in both offshore and onshore environments with a focus on complex and technically demanding wells.

Basis of Presentation

The consolidated financial statements of FINV for the years ended December 31, 2016, 2015 and 2014 include the activities of Frank's International C.V. ("FICV") and its wholly owned subsidiaries (collectively, "Company," "we," "us" and "our"). All intercompany accounts and transactions have been eliminated for purposes of preparing these consolidated financial statements.

Our accompanying consolidated financial statements and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). In the opinion of management, these consolidated financial statements reflect all adjustments consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented.

The consolidated financial statements have been prepared on a historical cost basis using the United States dollar as the reporting currency. Our functional currency is primarily the United States dollar.

Out-Of-Period Adjustment

During our review of the three months ended June 30, 2014, we identified a non-cash error that originated in prior periods. The error related to the attribution of the cost of share-based compensation to the requisite service periods of retirement-eligible employees. Awards made pursuant to the 2013 Long-Term Incentive Plan generally provided that the awards vest if the employee retires. The requisite service period for awards does not extend beyond the date an employee becomes eligible to retire, which causes the requisite service period to be either two years or the period from grant date to the date the employee becomes retirement eligible. In the second quarter of 2014, we discovered that share-based compensation expense related to retirement-eligible employees was cumulatively understated through the first quarter of 2014 by approximately $7.5 million. Because the errors were immaterial both in the periods in which they arose and in which they were corrected, the correction was recorded as an out-of-period adjustment in the second quarter of 2014 and is included in general and administrative expenses on the consolidated statements of operations.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, available-for-sale securities, derivative financial instruments, obligations under trade accounts payable and short and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. Refer to Note 10 – Fair Value Measurements for the fair values of our available-for-sale securities, derivative financial instruments, and other obligations.

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

For those foreign subsidiaries that have designated the U.S. dollar as the functional currency, gains and losses resulting from balance sheet remeasurement of foreign operations are included in the consolidated statements of operations as incurred. Gains and losses resulting from transactions denominated in a foreign currency are also included in the consolidated statements of operations as incurred.

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. A qualitative assessment is allowed to determine if goodwill is potentially impaired. The qualitative assessment determines whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then the two step impairment test is performed. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. We complete our assessment of goodwill impairment as of December 31 each year. No impairment was recorded for years ended December 31, 2016, 2015 and 2014. Our goodwill is allocated to our operating segments as follows: U.S. Services - approximately $16.2 million; Tubular Sales - approximately $2.4 million; Blackhawk - approximately $192.4 million. The inputs used in the determination of fair value are generally level 3 inputs. See Note 10 – Fair Value Measurements in these Notes to Consolidated Financial Statements for a discussion of fair value measures.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment, and certain other assets to be held and used by us, are reviewed when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on estimated future cash flows. If this assessment indicates that the carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining useful lives, an impairment loss is recognized based on the fair value of the asset.

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

Intangible Assets

Intangible assets are comprised of licenses, customer relationships, trade names, intellectual property and non-compete agreements. Identifiable intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. We evaluate impairment of our intangible assets on an individual basis whenever circumstances indicate that the carrying value may not be recoverable. Intangible assets deemed to be impaired are written down to their fair value discounted cash flows and, if available, comparable market values.

The following table provides information related to our intangible assets as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$38,681	$(11,452)	$27,229
Trade name	11,733	(3,648)	8,085
Intellectual property	9,748	(379)	9,369
License agreement	4,957	(4,957)	—
Non-compete agreement	1,160	(760)	400
Total intangible assets	$66,279	$(21,196)	$45,083

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$14,658	$(9,422)	$5,236
Trade name	3,525	(2,925)	600
License agreement	4,957	(4,957)	—
Non-compete agreement	1,160	(440)	720
Total intangible assets	$24,300	$(17,744)	$6,556

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for intangibles assets was $3.5 million, $1.8 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, estimated amortization expense for the intangible assets for each of the next five years was as follows (in thousands):

2017	$11,440
2018	10,705
2019	10,102
2020	6,836
2021	5,433
Thereafter	567
Total	$45,083

Inventories

Inventories are stated at the lower of cost (primarily average cost) or market value. Work in progress and finished goods include the cost of materials, labor, and manufacturing overhead. Inventory placed in service is either capitalized and included in equipment or expensed based upon our capitalization policies.

Marketable Securities and Cash Surrender Value of Life Insurance Policies

Our marketable securities in publicly traded equity securities as an indirect result of strategic investments are classified as available-for-sale and are reported at fair value. See Note 7 – Other Assets. Unrealized gains and losses are reported as a component of stockholders’ equity.

We also have cash surrender value of life insurance policies that are held within a Rabbi Trust for the purpose of paying future executive deferred compensation benefit obligations. Unrealized and realized gains and losses on marketable securities are included in other income on our consolidated statements of operations, net when realized. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary. Realized gains (losses) on investments were $1.1 million, $(0.7) million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for significant improvements and betterments are capitalized when they enhance or extend the useful life of the asset. Expenditures for routine repairs and maintenance, which do not improve or extend the life of the related assets, are expensed when incurred. When properties or equipment are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized on the consolidated statements of operations.

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

Services Revenue. We provide tubular and other well construction services to clients in the oil and gas industry. We perform services either under direct service purchase orders or master service agreements. Service revenue is recognized when services have been performed or rendered.

•	International service hours are billed per man hour or similar basis.

•	U.S. services are billed on,
i) Offshore - per day or similar basis.
ii) Land - per man hour or on a project basis.

•	Blackhawk services are billed primarily on a per day basis for both domestic and international.

Rental Revenue. We design and manufacture a suite of highly technical equipment and products that we rent to our customers in connection with providing our services, including high-end, proprietary tubular handling or well construction equipment. We rent our products either under direct rental agreements or with customers with rental agreements in place. Revenue from rental agreements is recognized as earned over the rental period.

•	International equipment rentals are billed on a per month or similar basis.

•	U.S. equipment rentals are billed on,
i) Offshore - per day or similar basis.
ii) Land - on completion of a job or project basis

•	Blackhawk services are billed on,
i) Offshore and Land - per day basis with some minimum days requirements
ii) International - negotiated contracts but are primarily based on monthly rentals.

For customers contracted under direct service purchase orders and direct rental agreements, an accrual is recorded in unbilled accounts receivable for revenue earned but not yet invoiced.

Tubular Sales and Blackhawk Revenue. Revenue on tubular and Blackhawk sales is recognized when the product has shipped and significant risks of ownership have passed to the customer. The sales arrangements typically do not include right of return or other similar provisions or other post-delivery obligations.

Some of our tubular sales and well construction customers have requested that we store pipe, connectors and other products purchased from us in our facilities. We considered whether revenue should be recognized on these sales under the “bill and hold” guidance provided by the SEC Staff; however, based upon the assessment performed, revenue recognition on these transactions totaling $18.1 million and $57.6 million was deferred at December 31, 2016 and 2015, respectively.

Stock-Based Compensation

Our 2013 Long-Term Incentive Plan provides for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units ("RSUs"), dividend equivalent rights and other types of equity and cash incentive awards to employees, non-employee directors and service providers. Stock-based compensation expense is measured at the grant date of the share-based awards based on their value and is recognized on a straight-line basis over the vesting period, net of an estimated forfeiture rate and is included in general and administrative expense in the consolidated statements of operations.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2017, the FASB issued new accounting guidance for simplifying the test for goodwill impairment. In the original guidance, an entity is required to perform additional analysis in Step 2, which measures a goodwill impairment loss by comparing the implied fair value of a report unit’s goodwill with the carrying amount of that goodwill. The FASB simplifies the subsequent measurement of goodwill by eliminating Step 2. Instead, under the amendments in this update, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount with excess carrying value over the fair value recognized as a loss on impairment. In addition, income tax effects from any tax deductible goodwill should be considered in measuring the goodwill impairment loss, if applicable. The amendments in this update are effective for public companies for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020, with early adoption permitted. Management will early adopt the provisions of this new accounting guidance with the Company's annual goodwill impairment analysis for the year ended December 31, 2017.

In January 2017, the FASB issued new accounting guidance for business combinations clarifying the definition of a business. The objective of the guidance is to help companies and other organizations which have acquired or sold a business to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, the guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted under certain circumstances. Management is evaluating the provisions of this new accounting guidance, including which period to adopt, and has not determined what impact the adoption will have on our consolidated financial statements.

In October 2016, the FASB issued new accounting guidance for recognition of income tax consequences of an intra-entity transfer of an asset other than inventory. The objective of the guidance is to eliminate the exception for an intra-entity transfer of an asset other than inventory and requires an entity to recognize the income tax consequences at the time of transfer rather than when the asset is sold to a third party. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not yet been issued. Management is evaluating the provisions of this new accounting guidance, including which period to adopt, and has not determined what impact the adoption will have on our consolidated financial statements.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and assets or retrospectively to all periods presented. We adopted this guidance on December 31, 2015 and the adoption did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued accounting guidance on simplifying the measurement of inventory. Under this guidance, inventory will be measured at the lower of cost and net realizable value. Options that currently exist for market value will be eliminated. The guidance defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. This guidance will be effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The adoption of this guidance does not have a material impact on our consolidated financial statements.

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

In August 2014, the FASB issued accounting guidance on the disclosure of uncertainties about an entity's ability to continue as a going concern. This update required management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The guidance was effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this guidance does not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued amendments to guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services. Under the new standard update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB will also permit early adoption of the standard, but not before the original effective date of December 15, 2016. Our implementation efforts include the identification of revenue within the scope of the guidance and the evaluation of certain revenue contracts. Our evaluation of the impact of the new guidance on our consolidated financial statements is ongoing and we continue to evaluate the timing of recognition for various revenues, which may be accelerated or deferred depending on the features of the customer arrangements and the presentation of certain contract costs (whether presented gross or offset against revenues).

Note 2—Noncontrolling Interest

We hold an economic interest in FICV and are responsible for all operational, management and administrative decisions relating to FICV’s business. As a result, the financial results of FICV are consolidated with ours.

We recorded a noncontrolling interest on our consolidated balance sheet with respect to the remaining economic interest in FICV held by Mosing Holdings, LLC ("Mosing Holdings"). Net income (loss) attributable to noncontrolling interest on the statements of operations represented the portion of earnings or losses attributable to the economic interest

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in FICV held by Mosing Holdings. The allocable domestic income (loss) from FICV to FINV is subject to U.S. taxation. Effective with the August 2016 conversion of all of Mosing Holdings' Series A preferred stock (see Note 12 – Preferred Stock), Mosing Holdings transferred all its interest in FICV to us and the noncontrolling interest was eliminated. As a result, the amount included in net income (loss) attributable to noncontrolling interest for the year ended December 31, 2016 is through August 26, 2016.

A reconciliation of net income (loss) attributable to noncontrolling interest is detailed as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(156,079)	$106,110	$229,312
Add: Net loss after Mosing Holdings contributed interest to FINV (1)	84,541	—	—
Add: Provision (benefit) for U.S. income taxes of FINV (2)	(10,414)	6,585	45,433
Less: (Income) loss in FINV (3)	23	(6,824)	(392)
Net income (loss) subject to noncontrolling interest	(81,929)	105,871	274,353
Noncontrolling interest percentage (4)	25.2%	25.4%	25.6%
Net income (loss) attributable to noncontrolling interest	$(20,741)	$27,000	$70,275

(1)	Represents net loss after August 26, 2016 when Mosing Holdings transferred its interest to FINV.

(2)
Represents income tax expense (benefit) of entities outside of FICV as well as income tax attributable to our proportionate share of the U.S. operations of our partnership interests in FICV as of August 26, 2016.

(3)	Represents results of operations for entities outside of FICV as of August 26, 2016.

(4)
Represents the economic interest in FICV held by Mosing Holdings before the preferred stock conversion on August 26, 2016. This percentage changed as additional shares of FINV common stock were issued. Effective August 26, 2016, Mosing Holdings delivered its economic interest in FICV to us.

Note 3—Acquisitions

Blackhawk

On November 1, 2016, we completed a transaction to acquire all outstanding shares in Blackhawk Group Holdings, Inc., the ultimate parent company of Blackhawk Specialty Tools LLC, ("Blackhawk") pursuant to the terms of a definitive merger agreement ("Merger Agreement") dated October 6, 2016. Blackhawk is a leading provider of well construction and well intervention services and products. In conjunction with the acquisition, FI Tools Holdings, LLC, our newly formed subsidiary, merged with and into Blackhawk with Blackhawk, surviving the Merger as our wholly-owned subsidiary. The merger consideration was comprised of a combination of $150.4 million of cash on hand and 12.8 million shares of our common stock ("Common Stock"), on a cash-free, debt-free basis, for total consideration of $294.6 million (based on our closing share price on October 31, 2016 of $11.25 and including working capital adjustments).

Accordingly, the results of Blackhawk's operations from November 1, 2016 are included in our consolidated financial statements. For the year ended December 31, 2016, Blackhawk contributed revenue of $10.0 million and operating losses of $7.4 million.

In accordance with accounting guidance for business combinations, the unaudited pro forma financial information presented below assumes the acquisition was completed January 1, 2015, the first day of the fiscal year 2015. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the date presented and should not be taken as representative of our future consolidated results of operations. The unaudited pro forma financial information includes adjustments for amortization expense for identified intangible assets and depreciation expense based on the fair value and estimated lives of acquired property, plant and equipment. In addition, acquisition related costs are excluded from the unaudited pro forma financial information.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows our unaudited financial information for the years ended December 31, 2016 and 2015, respectively (in thousands, except per share amounts):

	Pro Forma (Unaudited)
	Year Ended December 31,
	2016	2015
Revenue	$544,798	$1,109,559
Net income (loss) applicable to common shares	$(161,527)	$68,215
Income (loss) per common share:
Basic	$(0.86)	$0.41
Diluted	$(0.86)	$0.42

The Blackhawk acquisition was accounted for as a business combination. As described in Note 10 - Fair Value Measurements, the purchase price is allocated to the fair value of assets acquired and liabilities assumed based on a discounted cash flow model and goodwill is recognized for the excess consideration transferred over the fair value of the net assets. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally 1 year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. These adjustments will not result in an impact to our consolidated statements of operations.

The following table summarizes the fair values of the assets acquired and liabilities assumed as part of the Blackhawk acquisition as determined in accordance with business combination accounting guidance (in thousands):

November 1, 2016
Current assets, excluding cash	$23,626
Property, plant and equipment	45,091
Other long-term assets	3,139
Intangible assets	41,972
Assets acquired	$113,828
Current liabilities assumed	11,132
Other long-term liabilities	542
Liabilities assumed	$11,674
Fair value of net assets acquired	102,154
Total consideration transferred	294,563
Goodwill	$192,409

The amount allocated to intangible assets was attributed to the following categories (in thousands):

	December 31, 2016	Estimated Useful Lives in Years
Intellectual property	$9,741	1-10
Customer relationships	24,024	5
Trade Name/Trademark	8,207	3
	$41,972

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These intangible assets are amortized on a straight-line basis, which is presented in depreciation and amortization in our consolidated statements of operations.

The intention of this transaction was to augment our tubular services business by providing us the opportunity to diversify our offerings and emerge as a leader in a new business line and a significantly larger addressable market. In addition to what we believe is a line of well-regarded, market leading, technically differentiated specialty cementation tools, Blackhawk also provides well intervention products through its line of brute packers and related products, and is continuing its development of products for onshore and offshore applications. In conjunction with the merger, we created a fourth segment, Blackhawk, and have recorded goodwill of $192.4 million in that segment.

Timco

On April 1, 2015, Frank’s International, LLC, a Texas limited liability company (“Frank’s LLC”) and an indirect wholly-owned subsidiary of FICV completed a transaction, which was not a significant acquisition, to purchase all of the outstanding equity interests of Timco Services, Inc. ("Timco"), a Louisiana corporation with a strong presence in the Permian Basin and Eagle Ford Shale regions, in exchange for consideration consisting of (i) approximately $81.0 million inclusive of a tax reimbursement payment of $8.0 million as well as closing adjustments for normal operating activity and customary purchase price adjustments and (ii) contingent consideration of up to $20.0 million, payable in two separate payments of $10.0 million based upon exceeding certain targets of the United States land rotary rig count, as reported by Baker Hughes, over prescribed time periods. As of December 31, 2016, the contingent consideration had a fair value of approximately $7.0 thousand. Due to the low rig count, we were not obligated to make the first contingent consideration payment due on December 31, 2016. In addition, each party agreed to indemnify the other for breaches of representations and warranties, breaches of covenants and certain other matters, subject to certain exceptions.

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

In connection with the Timco acquisition, we acquired intangible assets in the amount of $7.9 million related to customer relationships, trade names and non-compete clauses. The intangible assets are amortized over their estimated useful lives. Amortization expense for the intangible assets for the Timco acquisition was $1.8 million and $1.4 million for the years ended December 31, 2016 and 2015, respectively.

Note 4—Accounts Receivable, net

Accounts receivable at December 31, 2016 and 2015 were as follows (in thousands):

	December 31,
	2016	2015
Trade accounts receivable, net of allowance
of $14,337 and $2,528, respectively	$89,096	$166,256
Unbilled receivables	30,882	40,033
Taxes receivable	42,870	34,163
Affiliated (1)	717	3,966
Other receivables	3,852	1,773
Total accounts receivable	$167,417	$246,191

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates and receivables for aircraft charter income.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventories

Inventories at December 31, 2016 and 2015 were as follows (in thousands):

	December 31,
	2016	2015

Pipe and connectors	$102,360	$137,245
Finished goods	14,257	4,020
Work in progress	7,099	5,230
Raw materials, components and supplies	15,363	14,768
Total inventories	$139,079	$161,263

Note 6—Property, Plant and Equipment

The following is a summary of property, plant and equipment at December 31, 2016 and 2015 (in thousands):

	Estimated
	Useful Lives	December 31,
	in Years	2016	2015

Land	—	$15,730	$10,119
Land improvements	8-15	9,379	9,289
Buildings and improvements	39	73,211	74,152
Rental machinery and equipment	7	933,667	898,134
Machinery and equipment - other	7	60,182	60,250
Furniture, fixtures and computers	5	19,073	18,240
Automobiles and other vehicles	5	36,796	48,402
Aircraft	7	16,267	16,267
Leasehold improvements	7-15, or lease term if shorter	8,027	7,947
Construction in progress - machinery
and equipment and buildings	—	120,937	102,432
		1,293,269	1,245,232
Less: Accumulated depreciation		(726,245)	(620,273)
Total property, plant and equipment, net		$567,024	$624,959

Depreciation expense was approximately $110.7 million, $107.2 million and $89.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Other Assets

Other assets at December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31,
	2016	2015

Cash surrender value of life insurance policies (1)	$36,269	$45,254
Deferred tax asset (2)	79,309	536
Deposits	2,343	2,031
Other	6,921	5,112
Total other assets	$124,842	$52,933

(1)	See Note 10 – Fair Value Measurements

(2)	See Note 18 – Income Taxes

Note 8—Accrued and Other Current Liabilities

Accrued and other current liabilities at December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31,
	2016	2015

Accrued compensation	$10,250	$25,281
Accrued property and other taxes	19,740	23,790
Accrued severance and other charges	6,150	22,244
Income taxes	6,857	7,385
Accrued inventory	—	5,281
Accrued medical claims	604	4,141
Accrued purchase orders	2,083	5,562
Other	19,266	18,200
Total accrued and other current liabilities	$64,950	$111,884

Note 9—Debt

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of our Credit Facility, we have the ability to increase the commitments to $150.0 million. At December 31, 2016 and 2015, we had no outstanding indebtedness under the Credit Facility. In addition, we had $3.7 million and $4.7 million in letters of credit outstanding as of December 31, 2016 and 2015, respectively. As of December 31, 2016, our ability to borrow under the Credit Facility has been reduced to approximately $50 million from $100 million as a result of our decreased Adjusted EBITDA. Our borrowing capacity under the Credit Facility could be further reduced or eliminated depending on our future Adjusted EBITDA. We will seek a multi-quarter covenant waiver sometime during the first quarter of 2017.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in our credit agreement) of not more than 2.50 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of December 31, 2016, we were in compliance with all financial covenants under the Credit Facility.

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

Citibank Credit Facility

In 2016, we entered into a three-year credit facility with Citibank N.A., UAE Branch in the amount of $6.0 million for issuance of standby letters of credit and guarantees. The credit facility also allows for open ended guarantees. Outstanding amounts under the credit facility bear interest of 1.25% per annum for amounts outstanding up to one year. Amounts outstanding more than one year bear interest at 1.5% per annum. As of December 31, 2016, we had $2.2 million in letters of credit outstanding.

AFCO Credit Corporation - Insurance Notes Payable

In 2015, we entered into a note to finance annual insurance premiums for $7.6 million. The note bore interest at an annual rate of 1.9% and matured in October 2016. At December 31, 2016, we had no outstanding balance. At December 31, 2015, the total outstanding balance was $6.9 million.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Assets and Liabilities

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of December 31, 2016 and 2015 were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2016
Assets:
Derivative financial instruments	$—	$146	$—	$146
Investments:
Cash surrender value of life insurance
policies - deferred compensation plan	—	36,269	—	36,269
Marketable securities - other	3,692	—	—	3,692
Liabilities:
Deferred compensation plan	—	30,307	—	30,307

December 31, 2015
Assets:
Derivative financial instruments	$—	$210	$—	$210
Investments:
Cash surrender value of life insurance
policies - deferred compensation plan	—	45,254	—	45,254
Marketable securities - other	2,387	—	—	2,387
Liabilities:
Deferred compensation plan	—	43,568	—	43,568

Our derivative financial instruments consist of short-duration foreign currency forward contracts. The fair value of derivative financial instruments is based on quoted market values including foreign exchange forward rates and interest rates. The fair value is computed by discounting the projected future cash flow amounts to present value. At December 31, 2016 and 2015, derivative financial instruments are included in accounts receivable, net in our consolidated balance sheets.

Our investment associated with our deferred compensation plan consists primarily of the cash surrender value of life insurance policies and is included in other assets on the consolidated balance sheets. Our investment changes as a result of contributions, payments, and fluctuations in the market. Assets and liabilities, measured using significant observable inputs, are reported at fair value based on third-party broker statements, which are derived from the fair value of the funds' underlying investments. We also have marketable securities in publicly traded equity securities as an indirect result of strategic investments. They are reported at fair value based on the price of the stock and are included in other assets on the consolidated balance sheets.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We apply the provisions of the fair value measurement standard to our non-recurring, non-financial measurements including business combinations as well as impairment related to goodwill and other long-lived assets. For business combinations (see Note 3 - Acquisitions), the purchase price is allocated to the assets acquired and liabilities assumed based on a discounted cash flow model for most intangibles as well as market assumptions for the valuation of equipment and other fixed assets. We utilize a discounted cash flow model in evaluating impairment considerations related to goodwill and long-lived assets. Given the unobservable nature of the inputs, the discounted cash flow models are deemed to use Level 3 inputs.

Other Fair Value Considerations

The carrying values on our consolidated balance sheet of our cash and cash equivalents, trade accounts receivable, other current assets, accounts payable, accrued and other current liabilities and lines of credit approximate fair values due to their short maturities.

Note 11— Derivatives

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

As of December 31, 2016 and 2015, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

	December 31, 2016
	Notional	Contractual	Settlement
Derivative Contracts	Amount	Exchange Rate	Date
Canadian dollar	$4,553	1.3179	3/14/17
Euro	4,753	1.0563	3/14/17
Euro	2,558	1.0659	1/13/17
Norwegian kroner	3,643	8.5101	3/14/17
Pound sterling	3,908	1.2607	3/14/17

	December 31, 2015
	Notional	Contractual	Settlement
Derivative Contracts	Amount	Exchange Rate	Date
Canadian dollar	$5,091	1.3751	1/13/16
Euro	19,706	1.0948	1/13/16
Norwegian kroner	11,498	8.6973	1/13/16
Pound sterling	7,516	1.5031	1/13/16

The following table summarizes the location and fair value amounts of all derivative contracts in the consolidated balance sheets as of December 31, 2016 and 2015 (in thousands):

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives not designated as Hedging Instruments	Consolidated Balance Sheet Location	December 31, 2016	December 31, 2015
Foreign currency contracts	Accounts receivable, net	$146	$210

The following table summarize the location and amounts of the unrealized gains on derivative contracts in the consolidated statements of operations as of December 31, 2016 and 2015 (in thousands):

Derivatives not designated as Hedging Instruments	Location of gain (loss) recognized in income on derivative contracts	December 31, 2016	December 31, 2015
Unrealized gain (loss) on foreign currency contracts	Other income	$(64)	$210
Realized loss on foreign currency contracts	Other income	(296)	—
Total net income (loss) on foreign currency contracts		$(360)	$210

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

The following table presents the gross and net fair values of our derivatives as of December 31, 2016 and 2015 (in thousands):

	Derivative Asset Positions		Derivative Liability Positions
	December 31,		December 31,
	2016	2015	2016	2015
Gross position - asset / (liability)	$181	$316	$(35)	$(106)
Netting adjustment	(35)	(106)	35	106
Net position - asset / (liability)	$146	$210	$—	$—

Note 12—Preferred Stock

At December 31, 2015, we had 52,976,000 shares of Series A preferred stock, par value €0.01 per share (the "Preferred Stock") issued and outstanding, all of which were held by Mosing Holdings. Each share of Preferred Stock had a liquidation preference equal to its par value of €0.01 per share and was entitled to an annual dividend equal to 0.25% of its par value. We paid the annual dividend for the year ended December 31, 2015 of $1,476 on June 3, 2016. Additionally, each share of Preferred Stock entitled its holder to one vote. Preferred stockholders voted with the common stockholders as a single class on all matters presented to FINV's shareholders for their vote.

Before the conversion, Mosing Holdings had the right to convert all or a portion of its Preferred Stock into shares of our common stock by delivery of an equivalent portion of its interest in FICV to us. Accordingly, the increase in our interest in FICV in connection with a conversion would decrease the noncontrolling interest in our financial statements that was attributable to Mosing Holdings' interest in FICV.

On August 19, 2016, we received notice from Mosing Holdings that it was exercising its right to exchange, for 52,976,000 common shares, each of the following securities: (i) 52,976,000 shares of Preferred Stock and (ii) 52,976,000

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

units in FICV. On August 26, 2016, we issued 52,976,000 common shares to Mosing Holdings. Upon conversion of the Preferred Stock, we had no issued or outstanding convertible preferred shares and the number of common shares of authorized capital was increased by 52,976,000 shares, equal to the number of convertible preferred shares that were converted into common shares. Additionally, upon the exchange of the convertible preferred stock, Mosing Holdings was entitled to receive an amount in cash equal to the nominal value of each convertible preferred share plus any accrued but unpaid dividends with respect to such stock. The cash payment of $0.6 million was paid on September 23, 2016. In conjunction with the conversion, Mosing Holdings delivered its interest in FICV to us and no longer owns any interest in FICV. As a result of the transaction, we have also reallocated the accumulated other comprehensive loss attributable to the noncontrolling interest.

The Preferred Stock was classified outside of permanent equity in our consolidated balance sheet at its redemption value of par plus accrued and unpaid dividends because the conversion provisions were not solely within our control.

Note 13—Treasury Stock

At December 31, 2016, common shares held in treasury totaled 759,929 with a cost of $12.6 million. At December 31, 2015, common shares held in treasury totaled 514,812 with a cost of $9.3 million. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested.

Note 14—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease office space from an affiliated company. Rent expense related to these leases was $8.0 million, $7.6 million and $7.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

We are a party to certain agreements relating to the rental of aircraft to Western Airways, Inc. ("WA"), an entity controlled by the Mosing family. The WA agreements reflect both dry lease and wet lease rental, whereby we are charged a flat monthly fee primarily for crew, hangar, maintenance and administration costs in addition to other variable costs for fuel and maintenance. We also earn charter income from third party usage through a revenue sharing agreement. We recorded net charter expense of $1.3 million, $2.0 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Tax Receivable Agreement

Mosing Holdings and its permitted transferees converted all of their Preferred Stock into shares of our common stock on a one-for-one basis on August 26, 2016, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, by delivery of an equivalent portion of their interests in FICV to us (the “Conversion”). FICV will make an election under Section 754 of the Code. Pursuant to the Section 754 election, the Conversion will result in an adjustment to the tax basis of the tangible and intangible assets of FICV with respect to the portion of FICV now held by FINV. These adjustments will be allocated to FINV. The adjustments to the tax basis of the tangible and intangible assets of FICV described above would not have been available absent the Conversion. The basis adjustments are expected to reduce the amount of tax that FINV would otherwise be required to pay in the future. These basis adjustments may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

The tax receivable agreement (the "TRA") that we entered into with FICV and Mosing Holdings in connection with our IPO generally provides for the payment by FINV of 85% of the amount of the actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax (which reductions we refer to as “cash savings”) in periods after our IPO as a result of (i) the tax basis increases resulting from the Conversion and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. In addition, the TRA provides for payment by us of interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. The payments under the TRA will not be conditioned upon a holder of rights under the TRA having a continued ownership interest in either FICV or FINV. We will retain the remaining 15% of cash savings, if any.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016 our estimated TRA liability was $124.6 million. This represents 85% of the future cash savings expected from the utilization of the original basis adjustments plus subsequent basis adjustments that will result from payments under the TRA agreement. The estimation of the TRA liability is by its nature imprecise and subject to significant assumptions regarding the amount and timing of taxable income in the future and the tax rates then applicable. The time period over which the cash savings is expected to be realized is estimated to be over 20 years. Based on FINV’s estimated tax position, we expect to make a TRA payment of approximately $0.8 million for the tax year ending December 31, 2016.

The payment obligations under the TRA are our obligations and are not obligations of FICV. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless FINV elects to exercise its sole right to terminate the TRA early. If FINV elects to terminate the TRA early, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that Mosing Holdings or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on December 31, 2016, the estimated termination payment would be approximately $105.3 million (calculated using a discount rate of 4.96%). The foregoing number is merely an estimate and the actual payment could differ materially.

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

We apply the treasury stock method to determine the dilutive weighted average common shares represented by the unvested restricted stock units and ESPP shares. Through August 26, 2016, the date of the conversion of all of Mosing Holdings' Preferred Stock and Mosing Holdings' transfer of interest in FICV to us (See Note 12 – Preferred Stock), the diluted earnings (loss) per share calculation assumed the conversion of 100% of our outstanding Preferred Stock on an as if converted basis. Accordingly, the numerator was also adjusted to include the earnings allocated to the noncontrolling interest after taking into account the tax effect of such exchange.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the basic and diluted earnings (loss) per share calculations (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator - Basic
Net income (loss)	$(156,079)	$106,110	$229,312
Less: Net (income) loss attributable to noncontrolling interest	20,741	(27,000)	(70,275)
Less: Preferred stock dividends	(1)	(2)	(1)
Net income (loss) available to common shareholders	$(135,339)	$79,108	$159,036

Numerator - Diluted

Net (loss) attributable to common shareholders	$(135,339)	$79,108	$159,036
Add: Net income attributable to noncontrolling interest (1), (2)	—	24,784	54,866
Add: Preferred stock dividends (2)	—	2	1
Dilutive net income (loss) available to common shareholders	$(135,339)	$103,894	$213,903

Denominator
Basic weighted average common shares	176,584	154,662	153,814
Exchange of noncontrolling interest for common stock (Note 12) (2)	—	52,976	52,976
Restricted stock units (2)	—	1,512	1,038
Stock to be issued pursuant to ESPP (2)	—	2	—
Diluted weighted average common shares	176,584	209,152	207,828

Earnings (loss) per common share:
Basic	$(0.77)	$0.51	$1.03
Diluted	$(0.77)	$0.50	$1.03

(1)	Adjusted for the additional tax expense upon the assumed conversion of the Preferred Stock	$—	$2,216	$15,409
(2)	Approximate number of shares of potentially convertible preferred stock to common stock up until the time of conversion on August 26, 2016, unvested restricted stock units and stock to be issued pursuant to the ESPP have been excluded from the computation of diluted earnings (loss) per share as the effect would be anti-dilutive when the results from operations are at a net loss.	35,556	—	—

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Stock-Based Compensation

2013 Long-Term Incentive Plan

Under our 2013 Long-Term Incentive Plan (the “LTIP”), stock options, SARs, restricted stock, restricted stock units, dividend equivalent rights and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after 10 years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our board of directors terminates the plan. There are 20,000,000 shares of common stock reserved for issuance under the LTIP. As of December 31, 2016, 15,166,425 shares remained available for issuance.

Restricted Stock Units

Upon completion of the IPO and pursuant to the LTIP, we began granting restricted stock units. Substantially all RSUs granted under the LTIP vest ratably over a period of one to three years. Certain restricted stock unit awards provide for accelerated vesting for qualifying terminations of employment or service.

Employees granted RSUs are not entitled to dividends declared on the underlying shares while the restricted stock unit is unvested. As such, the grant date fair value of the award is measured by reducing the grant date price of our common stock by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The weighted average grant date fair value of RSUs granted during the years ended December 31, 2016, 2015 and 2014 was $11.6 million, $14.6 million and $3.1 million, respectively. Compensation expense is recognized ratably over the vesting period. As of December 31, 2016, we assumed no annual forfeiture rate because of our lack of turnover and history for this type of award.

Stock-based compensation expense relating to RSUs included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 was $15.6 million, $26.1 million and $38.4 million, respectively. For the year ended December 31, 2015, an additional $2.3 million of stock-based compensation expense was recorded in severance and other charges as a result of our reduction efforts mentioned in Note 19 – Severance and Other Charges, bringing the total stock-based compensation expense recorded to $28.4 million for the year ended December 31, 2015. Unamortized stock compensation expense as of December 31, 2016 relating to RSUs totaled approximately $11.8 million, which will be expensed over a weighted average period of 1.46 years.

Non-vested RSUs outstanding as of December 31, 2016 and the changes during the year were as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested at December 31, 2015	2,359,373	$18.95
Granted	929,160	12.53
Vested	(1,643,999)	19.86
Forfeited	(11,056)	16.09
Non-vested at December 31, 2016	1,633,478	$14.40

Performance Restricted Stock Units

In February 2016, we granted performance restricted stock unit awards ("PRSUs") with a fair value of $2.8 million or 199,168 units ("Target Level"). The performance period for this grant is a three-year period from January 1, 2016 to December 31, 2018 ("Performance Period").

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purpose of the PRSU's is to closely align the incentive compensation of the executive leadership team for the duration of the three-year performance cycle with returns to FINV's shareholders and thereby further motivate the executive leadership team to create sustained value to FINV shareholders. The design of the PRSU grants effectuates this purpose by placing a material amount of incentive compensation for each executive at risk by offering an extraordinary reward for the attainment of extraordinary results. Design features of the PRSU grant that in furtherance of this purpose include the following: (1) The vesting of the PRSUs is based on total shareholder return ("TSR") based on a comparison to the returns of a peer group. (2) TSR is computed over the entire three-year Performance Period (using a 30-day averaging period for the first 30 calendar days and the last 30 calendar days of the Performance Period to mitigate the effect of stock price volatility). The TSR calculation will assume reinvestment of dividends. (3) The ultimate number of shares to be issued pursuant to the PRSU awards will vary in proportion to the actual TSR achieved as a percentile compared to the peer group during the Performance Period as follows: (i) no shares will be issued if the Company's performance falls below the 25th percentile; (ii) 50% of the Target Level if the Company achieves a rank in the 25th percentile (the threshold level); (iii) 100% of the Target Level if the Company achieves a rank in the 50th percentile (the target level); and (iv) 150% of the Target Level if the Company achieves a rank in the 75th percentile and above (the maximum level). (4) Unless there is a qualifying termination as defined in the PRSU award agreement, the PRSU's of an executive will be forfeited upon an executive's termination of employment during the Performance Period.

The fair value and compensation expense of the PRSU grant was estimated based on the Company's closing stock price as of the day before the grant date using a Monte Carlo simulation. Though the value of the RPSU grant may change for each participant, the compensation expense recorded by the Company is determined on the date of grant. Expected volatility is based on historical equity volatility of our stock based on 50% of historical and 50% of implied volatility weighting commensurate with the expected term of the PRSU. The expected volatility considers factors such as the historical volatility of our share price and our peer group companies, implied volatility of our share price, length of time our shares have been publicly traded, and split- and dividend-adjusted closing stock prices. We assumed no forfeiture rate for the RPSUs. The weighted average assumptions for the PRSUs granted February 23, 2016 are as follows:

February 23, 2016
Expected term (in years)	2.86
Expected volatility	42.7%
Risk-free interest rate	0.88%
Correlation range	24.4% to 71.0%

In the event of death or disability, the restrictions related to forfeiture as defined in the performance awards agreement will lapse with respect to 100% of the PRSUs at the target level effective on the date of such death or disability and vesting of those PRSUs will continue as per the agreement. In the event of involuntary termination except for cause, the Company will enter into a special vesting agreement with the executive under which the restrictions for forfeiture will not lapse upon such termination. In the event of a termination for any other reason prior to the end of the Performance Period, all PRSU's will be forfeited.

Stock-based compensation expense related to PRSUs included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2016 was $0.8 million. We had no stock-based compensation expense related to PRSUs for the years ended December 31, 2015 or 2014. Unamortized stock compensation expense as of December 31, 2016 relating to PRSUs totaled approximately $2.0 million , which will be expensed over a weighted average period of 2.15 years.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-vested PRSUs outstanding as of December 31, 2016 and the changes during the year were as follows:

Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested at December 31, 2015	—	$—
Granted	199,168	14.21
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2016	199,168	$14.21

Employee Stock Purchase Plan

The Frank's International N.V. ESPP (the "ESPP") was effective January 1, 2015. Under the ESPP, eligible employees have the right to purchase shares of common stock at the lesser of (i) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the first day of the option period, or (ii) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the last day of the option period. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. We have reserved 3.0 million shares of our common stock for issuance under the ESPP, of which 2.9 million shares were available for issuance as of December 31, 2016. Shares of our common stock issued to our employees under the ESPP totaled 75,974 in 2016 and 20,291 shares in 2015. For the years ended December 31, 2016 and 2015, we recognized $0.3 million and $0.2 million of compensation expense related to stock purchased under the ESPP, respectively.

In January 2017, we issued 50,141 shares of our common stock to our employees under this plan to satisfy the employee purchase period from July 1, 2016 to December 31, 2016, which increased our common stock outstanding.

Note 17—Employee Benefit Plans

U.S. Benefit Plans

401(k) Savings and Investment Plan. Frank's International, LLC administers a 401(k) savings and investment plan (the “Plan”) as part of the employee benefits package. Employees are required to complete one month of service before becoming eligible to participate in the Plan. Under the terms of the Plan, we match 100% of the first 3% of eligible compensation an employee contributes to the Plan up to the annual allowable IRS limit. Additionally, the Company provides a 50% match on any employee contributions between 4% to 6% of eligible compensation. Our matching contributions to the Plan totaled $3.8 million, $3.4 million and $3.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Executive Deferred Compensation Plan. In December 2004, we and certain affiliates adopted the Frank’s Executive Deferred Compensation Plan (the “EDC Plan”). The purpose of the EDC Plan is to provide participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified cash compensation. Participant contributions are immediately vested. Our contributions vest after five years of service. All participant benefits under this EDC Plan shall be paid directly from the general funds of the applicable participating subsidiary or a grantor trust, commonly referred to as a Rabbi Trust, created for the purpose of informally funding the EDC Plan, and other than such Rabbi Trust, no special or separate fund shall be established and no other segregation of assets shall be made to assure payment. The assets of our EDC Plan’s trust are invested in a corporate owned split-dollar life insurance policy and an amalgamation of mutual funds (See Note 7).

We recorded compensation expense related to the vesting of the Company’s contribution of $1.7 million, $1.9 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The total liability recorded

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at December 31, 2016 and 2015, related to the EDC Plan was $31.1 million and $43.6 million, respectively, and was included in other noncurrent liabilities on the consolidated balance sheets.

Foreign Benefit Plans

We sponsor certain benefit plans as dictated by host country law. We recorded expense related to foreign benefit plans of $4.2 million, $5.5 million and $6.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 18—Income Taxes

Income (loss) before income tax expense (benefit) was comprised of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014

United States	$(128,396)	$30,795	$144,756
Foreign	(53,326)	112,634	159,968
Income (loss) before income tax expense (benefit)	$(181,722)	$143,429	$304,724

Income taxes have been provided for based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Components of income tax expense (benefit) consist of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current
U.S. federal	$(13,389)	$3,141	$19,152
U.S. state and local	379	(1,424)	2,663
Foreign	14,903	30,734	25,602
Total current	1,893	32,451	47,417

Deferred
U.S. federal	(25,838)	8,138	20,521
U.S. state and local	(1,512)	(3,042)	3,357
Foreign	(186)	(228)	4,117
Total deferred	(27,536)	4,868	27,995
Total income tax expense (benefit)	$(25,643)	$37,319	$75,412

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign taxes were incurred in the following regions for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014

Latin America	$1,159	$6,077	$2,301
West Africa	3,687	8,413	11,247
Middle East	1,880	5,474	8,630
Europe	5,132	3,317	1,690
Asia Pacific	1,364	1,454	2,032
Other	1,495	5,771	3,819
Total foreign income tax expense	$14,717	$30,506	$29,719

A reconciliation of the differences between the income tax provision computed at the U.S. statutory rate and the reported provision for income taxes for the periods indicated is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Income tax expense (benefit) at statutory rate	$(63,603)	$50,200	$106,653
Branch profits tax	(3,805)	4,654	9,904
Taxes on foreign earnings at less than the U.S. statutory rate	33,381	(12,569)	(31,468)
Noncontrolling interest	7,367	(2,991)	(14,116)
Other	1,017	(1,975)	4,439
Total income tax expense (benefit)	$(25,643)	$37,319	$75,412

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

	December 31,
	2016	2015
Deferred tax assets
Foreign net operating loss	$5,442	$2,798
U.S. net operating loss	42,578	—
Research and development credit	297	—
Tax receivable agreement	49,775	—
Intangibles	6,939	—
Inventory	1,161	—
Property and equipment	—	240
Other	1,240	296
Valuation allowance	(5,442)	(2,798)
Total deferred tax assets	101,990	536

Deferred tax liabilities
Investment in partnership	(28,309)	(39,962)
Property and equipment	(7,898)	—
Goodwill	(7,147)	—
Other	(277)	(295)
Total deferred liabilities	(43,631)	(40,257)

Net deferred tax assets (liabilities)	$58,359	$(39,721)

The valuation allowance increased from $2.8 million to $5.4 million during 2016 as a result of tax losses in various foreign jurisdictions. We determined that it is more likely than not that these 2016 losses will not be realized.

Undistributed earnings of certain of our foreign subsidiaries amounted to approximately $256.0 million at December 31, 2016. It is our intention to permanently reinvest undistributed earnings and profits from the subsidiaries of the consolidated companies’ operations that have been generated through December 31, 2016 and future plans do not demonstrate a need to repatriate the foreign amounts to fund parent company activity.

As of December 31, 2016 and 2015, we have total gross unrecognized tax benefits of $0.2 million and $0.1 million, respectively. Substantially all of the uncertain tax positions, if recognized in the future, would impact our effective tax rate. We have elected to classify interest and penalties incurred on income taxes as income tax expense.

We file income tax returns in various international tax jurisdictions. As of December 31, 2016, the tax years 2010 through 2015 remain open to examination in the major foreign taxing jurisdictions to which we are subject.

Note 19—Severance and Other Charges

During 2015, we executed a workforce reduction plan as part of our cost savings initiatives due to depressed oil and gas prices. The reduction was communicated to affected employees on various dates. Also, the then Chairman of the board of supervisory directors (who also held the role of Executive Chairman of our company) transitioned to a non-executive director of the supervisory board effective as of December 31, 2015. During 2016, we continued to take steps to adjust our workforce to meet the depressed demand in the industry and identified certain equipment that, based

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on its specifications and current market conditions, no longer has economic utility and therefore has reached the end of its useful life. Accordingly, management has decided to retire this equipment and has recorded a charge of $29.9 million in Severance and Other Charges.

During the years ended December 31, 2016 and 2015, we incurred $16.5 million and $35.5 million, respectively, in severance expense. We had no severance expense for the year ended December 31, 2014. At December 31, 2016, our outstanding accrual was approximately $6.2 million and included severance payments and other employee-related termination costs.

Below is a reconciliation of the beginning and ending liability balance (in thousands):

	International Services	U.S. Services	Tubular Sales	Total
Beginning balance, December 31, 2015	$78	$22,166	$—	$22,244
Additions for costs expensed	12,187	33,661	558	46,406
Other adjustments	—	(687)	(32)	(719)
Severance and other payments	(7,519)	(23,855)	(526)	(31,900)
Asset retirement	(282)	(29,599)	—	(29,881)
Ending balance, December 31, 2016	$4,464	$1,686	$—	$6,150

We expect to pay a significant portion of the remaining liability in the first quarter of 2017. We had no staff reductions in our Blackhawk segment.

Note 20—Commitments and Contingencies

Commitments

We are committed under various noncancelable operating lease agreements primarily related to facilities and equipment that expire at various dates throughout the next several years. Future minimum lease commitments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2016, are as follows (in thousands):

Year Ending December 31,
2017	$12,768
2018	9,039
2019	4,984
2020	4,315
2021	3,676
Thereafter	13,094
Total future lease commitments	$47,876

Total rent expense incurred under operating leases was $19.1 million, $19.6 million, and $17.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

We also have purchase commitments for inventory in the amount of $8.5 million. We enter into purchase commitments as needed.

Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonable estimated. As of December 31, 2016, we had no material

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accruals for loss contingencies, individually or in the aggregate. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

We are conducting an internal investigation of the operations of certain of our foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act ("FCPA"), our policies and other applicable laws. In June 2016, we voluntarily disclosed the existence of our internal review to the U.S. Securities and Exchange Commission, the United States Department of Justice and other governmental entities. While our review does not currently indicate that there has been any material impact on our previously filed financial statements, we continue to collect information and are unable to predict the ultimate resolution of these matters with these agencies.

Note 21—Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014

Cash paid for interest	$447	$180	$559
Cash paid for income taxes, net of refunds	8,754	20,499	28,004

Non-cash transactions:
Change in accounts payable related to capital expenditures	$1,658	$(3,534)	$(3,479)
Insurance premium financed by note payable	—	7,630	—
Value of shares issued for Blackhawk Group acquisition	144,047	—	—

Note 22—Segment Information

Reporting Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. We are comprised of four reportable segments: International Services, U.S. Services, Tubular Sales and Blackhawk.

The International Services segment provides tubular services in international offshore markets and in several onshore international regions. Our customers in these international markets are primarily large exploration and production companies, including integrated oil and gas companies and national oil and gas companies.

The U.S. Services segment provides tubular services in the active onshore oil and gas drilling regions in the U.S., including the Permian Basin, Eagle Ford Shale, Haynesville Shale, Marcellus Shale, DJ Basin and Utica Shale, as well as in the U.S. Gulf of Mexico.

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

The Blackhawk segment provides well construction and well intervention rental equipment, services and products, in addition to cementing tool expertise, in the U.S. and Mexican Gulf of Mexico, onshore U.S. and other select international locations.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before net interest income or expense, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss, equity-based compensation, unrealized and realized gain or loss, other non-cash adjustments and other charges. We review Adjusted EBITDA on both a consolidated basis and on a segment basis. We use Adjusted EBITDA to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), income tax, foreign currency exchange rates and other charges and credits.

Our CODM uses Adjusted EBITDA as the primary measure of segment reporting performance.

The following table presents a reconciliation of Segment Adjusted EBITDA to income (loss) from continuing operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Segment Adjusted EBITDA:
International Services	$33,264	$182,475	$231,469
U.S. Services	(11,490)	95,516	181,712
Tubular Sales	1,741	40,999	38,366
Blackhawk	1,038	—	—
Total	24,553	318,990	451,547
Corporate and other	478	96	(34)
Interest income (expense), net	2,073	341	87
Income tax (expense) benefit	25,643	(37,319)	(75,412)
Depreciation and amortization	(114,215)	(108,962)	(90,041)
Gain (loss) on sale of assets	(1,117)	1,038	(289)
Foreign currency loss	(10,819)	(6,358)	(17,041)
Charges and credits (1)	(82,675)	(61,716)	(39,505)
Net income (loss)	$(156,079)	$106,110	$229,312

(1) Comprised of Equity-based compensation expense (2016: $15,978; 2015: $26,318; 2014: $38,368), Merger and acquisition costs (2016: $13,784; 2015: none; 2014: none), Severance and other charges (2016: $46,406; 2015: $35,484; 2014: none), Changes in value of contingent consideration (2016: none; 2015: $(1,532); 2014: none), Unrealized and realized (gains) losses (2016: $110; 2015: none; 2014: none) and FCPA matters (2016: $6,397; 2015: $1,446; 2014: $1,137).

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth certain financial information with respect to our reportable segments. Included in “Corporate and Other” are intersegment eliminations and costs associated with activities of a general nature (in thousands):

	International Services	U.S. Services	Tubular Sales	Blackhawk	Corporate and Other	Total

Year Ended December 31, 2016
Revenue from external customers	$237,207	$152,827	$87,515	$9,982	$—	$487,531
Inter-segment revenues	68	19,590	19,456	—	(39,114)	—
Adjusted EBITDA	33,264	(11,490)	1,741	1,038	478	*
Depreciation and amortization	59,435	47,438	4,087	3,255	—	114,215
Property, plant and equipment	247,913	201,772	73,316	44,023	—	567,024
Capital expenditures	23,461	18,112	540	14	—	42,127

Year Ended December 31, 2015
Revenue from external customers	$442,107	$326,437	$206,056	$—	$—	$974,600
Inter-segment revenues	754	25,844	35,927	—	(62,525)	—
Adjusted EBITDA	182,475	95,516	40,999	—	96	*
Depreciation and amortization	58,163	46,548	4,251	—	—	108,962
Property, plant and equipment	288,089	248,153	88,717	—	—	624,959
Capital expenditures	42,772	28,881	28,070	—	—	99,723

Year Ended December 31, 2014
Revenue from external customers	$537,259	$439,638	$175,735	$—	$—	$1,152,632
Inter-segment revenues	1,471	23,734	64,542	—	(89,747)	—
Adjusted EBITDA	231,469	181,712	38,366	—	(34)	*
Depreciation and amortization	52,363	34,314	3,364	—	—	90,041
Property, plant and equipment	314,031	149,485	116,626	—	—	580,142
Capital expenditures	100,483	30,215	42,254	—	—	172,952

* Non-GAAP financial measure not disclosed.

The CODM does not review total assets by segment as part of the financial information provided; therefore, no asset information is provided in the above table.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are a Netherlands based company and we derive our revenue from services and product sales to clients primarily in the oil and gas industry. For the year ended December 31, 2016, one customer accounted for 13% of our revenue. No single customer accounted for more than 10% of our revenue for the years ended December 31, 2015 and 2014.

Geographic Areas

	Year Ended December 31,
	2016	2015	2014
Revenue:
United States	$247,864	$530,133	$573,773
Europe/Middle East/Africa	160,651	314,173	385,064
Latin America	35,390	56,515	55,021
Asia Pacific	30,325	55,995	77,952
Other countries	13,301	17,784	60,822
	$487,531	$974,600	$1,152,632

The revenue generated in the Netherlands was immaterial for the years ended December 31, 2016, 2015 and 2014. Other than the United States, no individual country represented more than 10% of our revenue for the years ended December 31, 2016 and December 31, 2014. For the year ended December 31, 2015, the United States as well as the United Arab Emirates, which had revenues of $140.4 million, represented more than 10% of our revenue.

	December 31,
	2016	2015
Long-Lived Assets (PP&E)
United States	$319,111	$336,870
International	247,913	288,089
	$567,024	$624,959

Based on the unique nature of our operating structure, revenue generating assets are interchangeable between two categories: (i) offshore and (ii) onshore. In addition, some onshore assets can only be used in the U.S. based upon certification. Revenues from customers and long-lived assets in the Netherlands were insignificant in each of the years presented.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23—Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2016 and 2015 is set forth below (in thousands, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2016
Revenue	$153,486	$120,946	$105,114	$107,985	$487,531
Operating loss	(2,882)	(50,678)	(48,932)	(60,870)	(163,362)
Net loss	(2,408)	(45,287)	(42,198)	(66,186)	(156,079)
Net loss attributable to Frank's International N.V.	(772)	(31,398)	(36,982)	(66,186)	(135,338)
Loss per common share: (1)
Basic	$—	$(0.20)	$(0.21)	$(0.30)	$(0.77)
Diluted	$—	$(0.20)	$(0.21)	$(0.30)	$(0.77)

2015
Revenue	$277,437	$254,304	$239,883	$202,976	$974,600
Operating income	55,035	41,309	39,097	8,214	143,655
Net income	46,401	28,853	24,088	6,768	106,110
Net income attributable to Frank's International N.V.	34,279	20,830	16,565	7,436	79,110
Earnings per common share: (1)
Basic	$0.22	$0.14	$0.11	$0.05	$0.51
Diluted	$0.21	$0.14	$0.11	$0.04	$0.50

(1)
The sum of the individual quarterly earnings per share amounts may not agree with year-to-date net income (loss) per common share as each quarterly computation is based on the weighted average number of common shares outstanding during that period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

Management's Report Regarding Internal Control

See Management’s Report on Internal Control Over Financial Reporting under Item 8 of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Item 8 of this Form 10-K.

Changes in Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2016.

Item 11.  Executive Compensation

Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2016.

Item 14.  Principal Accounting Fees and Services

Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

Our Consolidated Financial Statements are included under Part II, Item 8 of this Form 10-K. For a listing of these statements and accompanying footnotes, see "Index to Consolidated Financial Statements" at page 51.

(a)(2)    Financial Statement Schedules

Schedule II - Valuation and Qualifying Account

Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Financial Statements and Supplementary Data, Item 8, or notes thereto.

(a)(3)    Exhibits

Exhibits are listed in the exhibit index beginning on page 96.

FRANK'S INTERNATIONAL N.V.
Schedule II - Valuation and Qualifying Account
(In thousands)

	Balance at	Additions/			Balance at
	Beginning of	Charged to			End of
	Period	Expense	Deductions	Other	Period

Year Ended December 31, 2016
Allowance for doubtful accounts	$2,528	$10,374	$(761)	$2,196	$14,337

Year Ended December 31, 2015
Allowance for doubtful accounts	$2,477	$570	$(751)	$232	$2,528

Year Ended December 31, 2014
Allowance for doubtful accounts	$13,614	$1,062	$(10,497)	$(1,702)	$2,477

Exhibit Index

#2.1
Membership Interest Purchase Agreement by and among Mark L. Guidry, Michael P. Maraist and Frank’s International, LLC, dated March 11, 2015 (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 1, 2015).

*#2.2
Agreement and Plan of Merger by and among Frank’s International N.V., FI Tools Holdings, LLC, Blackhawk Group Holdings, Inc. and Bain Capital Private Equity, LP (solely in its capacity as Stakeholder Representative) dated as of October 6, 2016.

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

†10.12
Indemnification Agreement dated May 4, 2015, by and between Frank's International N.V. and Daniel A. Allinger (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 29, 2016).

†10.13
Indemnification Agreement dated August 4, 2015, by and between Frank's International N.V. and Alejandro Cestero (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 29, 2016).

†10.14
Indemnification Agreement dated October 19, 2015, by and between Frank's International N.V. and Ozong E. Etta (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 29, 2016).

*†10.15	Indemnification Agreement dated November 15, 2016, by and between Frank's International N.V. and Douglas Stephens.
†10.16
Separation Agreement and Release dated as of July 27, 2016 and effective as of August 15, 2016, by and between Frank's International, LLC and William John Walker (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 3, 2016).

*†10.17	Employment Offer for Burney J. Latiolais, Jr. effective as of October 5, 2016.
*†10.18	Separation, Consulting, and General Release Agreement by and between Gary P. Luquette, Frank’s International, LLC and Frank’s International N.V., effective as of November 11, 2016.
*†10.19	Employment Offer Letter for Douglas Stephens effective as of November 15, 2016.
†10.20
Separation Agreement dated December 31, 2015, by and among Frank’s International, LLC, Frank’s International N.V. and Donald Keith Mosing (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 29, 2016).

†10.21	Frank's International N.V. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (File No. 333-190607), filed on August 13, 2013).
†10.22	Frank's International N.V. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (File No. 333-190607), filed on August 13, 2013).
†10.23
First Amendment to Frank's International N.V. Employee Stock Purchase Plan effective as of December 31, 2013 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 4, 2014).

†10.24
Second Amendment to Frank's International N.V. Employee Stock Purchase Plan effective as of November 5, 2014 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 7, 2014).

†10.25
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

†10.28
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

†10.32
Amendment to Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (IPO Grants Form) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36053), filed on June 17, 2015).

†10.33
Amendment to Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Bonus Grants Form) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36053), filed on June 17, 2015).

†10.34
Frank's International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Time Vested Form) (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 29, 2016).

†10.35
Frank's International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Performance Based Form) (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 29, 2016).

†10.36
Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Non-Employee Director Form) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on July 28, 2016).

*†10.37	Frank's International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Special Incentives and Retention Form).
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

*10.43	Form of Limited Waiver of Registration Rights to that certain Registration Rights Agreement, dated as of August 14, 2013, with Mosing Holdings, LLC, FWW B.V., and the other parties thereto.
10.44
Registration Rights Agreement, dated as of November 1, 2016, among Frank's International N.V., the Bain Capital Investors and certain other investors named therein (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 (File No. 333-214509), filed on November 8, 2016).

10.45
Global Transaction Agreement, dated July 22, 2013, by and among Frank's International N.V. and Mosing Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1/A (File No. 333-188536), filed on July 24, 2013).

10.46
Voting Agreement, dated July 22, 2013, by and among Ginsoma Family C.V., FWW B.V., Mosing Holdings, Inc., and certain other parties thereto (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A (File No. 333-188536), filed on July 24, 2013).

10.47
Frank's International C.V. Management Agreement, dated August 14, 2013, by and among Frank's International N.V., Frank's International LP B.V., Frank's International Management B.V. and Mosing Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.48
Amendment No. 9 to the Limited Partnership Agreement of Frank's International C.V., dated as of August 26, 2016 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 3, 2016).

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

	By:	Frank's International N.V.
(Registrant)

Date: February 24, 2017	By:	/s/ Jeffrey J. Bird
Jeffrey J. Bird
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2017.

Signature	Title

/s/ Douglas Stephens	President and Chief Executive Officer
Douglas Stephens	(Principal Executive Officer)

/s/ Jeffrey J. Bird	Executive Vice President and Chief Financial Officer
Jeffrey J. Bird	(Principal Financial Officer)

/s/ Ozong Etta	Vice President, Chief Accounting Officer
Ozong E. Etta	(Principal Accounting Officer)

/s/ Michael C. Kearney	Chairman of the Board of Supervisory Directors
Michael C. Kearney

/s/ William B. Berry	Supervisory Director
William B. Berry

/s/ Sheldon Erikson	Supervisory Director
Sheldon R. Erikson

/s/ Gary P. Luquette	Supervisory Director
Gary P. Luquette

/s/ Michael E. McMahon	Supervisory Director
Michael E. McMahon

/s/ Donald Keith Mosing	Supervisory Director
Donald Keith Mosing

/s/ Kirkland D. Mosing	Supervisory Director
Kirkland D. Mosing

/s/ Steven B. Mosing	Supervisory Director
Steven B. Mosing

/s/ Alexander Vriesendorp	Supervisory Director
Alexander Vriesendorp