Form 10-Q
period 2017-03-31
FRANK'S INTERNATIONAL N.V.
filed 2017-05-02
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
OR
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

Registrant’s telephone number, including area code: +31 (0)22 367 0000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 27, 2017, there were 222,854,705 shares of common stock, €0.01 par value per share, outstanding.

TABLE OF CONTENTS
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2017 and December 31, 2016	3
	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months
	Ended March 31, 2017 and 2016	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Three Months
	Ended March 31, 2017 and 2016	5
	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the Three Months
	Ended March 31, 2017 and 2016	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months
	Ended March 31, 2017 and 2016	7
	Notes to the Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	36

Signatures		37

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2017	2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$283,940	$319,526
Accounts receivables, net	178,411	167,417
Inventories	136,436	139,079
Assets held for sale	4,876	—
Other current assets	12,914	14,027
Total current assets	616,577	640,049

Property, plant and equipment, net	548,559	567,024
Goodwill and intangible assets, net	253,517	256,146
Deferred tax assets	80,743	79,309
Other assets	42,158	45,533
Total assets	$1,541,554	$1,588,061

Liabilities and Equity
Current liabilities:
Short-term debt	$202	$276
Accounts payable	17,334	16,081
Deferred revenue	14,356	18,072
Accrued and other current liabilities	71,499	64,950
Total current liabilities	103,391	99,379

Deferred tax liabilities	11,467	20,951
Other non-current liabilities	154,153	156,412
Total liabilities	269,011	276,742

Commitments and contingencies (Note 17)

Stockholders' equity:
Common stock, €0.01, par value, 798,096,000 shares authorized, 223,682,683 shares issued and 222,775,566 shares outstanding at 2017 and 798,096,000 shares authorized, 223,161,356 shares issued and 222,401,427 shares outstanding at 2016	2,808	2,802
Additional paid-in capital	1,042,976	1,036,786
Retained earnings	273,904	317,270
Accumulated other comprehensive loss	(32,812)	(32,977)
Treasury stock (at cost), 907,117 shares at 2017 and 759,929 shares at 2016	(14,333)	(12,562)
Total equity	1,272,543	1,311,319
Total liabilities and equity	$1,541,554	$1,588,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Equipment rentals and services	$86,322	$131,257
Products	24,409	22,229
Total revenue	110,731	153,486

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Equipment rentals and services	57,107	68,349
Products	16,845	15,491
General and administrative expenses	42,725	43,242
Depreciation and amortization	31,099	29,450
Severance and other charges	1,037	606
Gain on sale of assets	(1,472)	(770)
Operating loss	(36,610)	(2,882)

Other income (expense):
Other income (expense)	134	(497)
Interest income, net	398	206
Mergers and acquisition expense	(449)	—
Foreign currency gain (loss)	746	(41)
Total other income (expense)	829	(332)

Loss before income tax benefit	(35,781)	(3,214)
Income tax benefit	(9,118)	(806)
Net loss	(26,663)	(2,408)
Net loss attributable to noncontrolling interest	—	(1,636)
Net loss attributable to Frank's International N.V. common shareholders	$(26,663)	$(772)

Dividends per common share	$0.075	$0.15

Loss per common share:
Basic	$(0.12)	$—
Diluted	$(0.12)	$—

Weighted average common shares outstanding:
Basic	222,564	155,244
Diluted	222,564	155,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net loss	$(26,663)	$(2,408)
Other comprehensive income (loss):
Foreign currency translation adjustments	483	2,662
Marketable securities:
Unrealized gain (loss) on marketable securities	(81)	415
Reclassification to net income	(395)	—
Deferred tax asset / liability change	158	(224)
Unrealized gain (loss) on marketable securities, net of tax	(318)	191
Total other comprehensive income	165	2,853
Comprehensive income (loss)	(26,498)	445
Less: Comprehensive loss attributable to noncontrolling interest	—	(913)
Comprehensive income (loss) attributable to Frank's International N.V.	$(26,498)	$1,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2016
					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Interest	Equity
Balances at December 31, 2015	155,146	$2,045	$712,486	$531,621	$(25,555)	$(9,298)	$240,127	$1,451,426
Net loss	—	—	—	(772)	—	—	(1,636)	(2,408)
Foreign currency translation adjustments	—	—	—	—	1,987	—	675	2,662
Unrealized gain on marketable securities	—	—	—	—	143	—	48	191
Equity-based compensation expense	—	—	4,208	—	—	—	—	4,208
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,012)	(5,012)
Common stock dividends ($0.15 per share)	—	—	—	(23,300)	—	—	—	(23,300)
Common shares issued upon vesting of restricted stock units	224	3	(3)	—	—	—	—	—
Common shares issued for employee stock purchase plan	29	—	388	—	—	—	—	388
Treasury shares withheld	(41)	—	—	—	—	(584)	—	(584)
Balances at March 31, 2016	155,358	$2,048	$717,079	$507,549	$(23,425)	$(9,882)	$234,202	$1,427,571

	Three Months Ended March 31, 2017
					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Interest	Equity
Balances at December 31, 2016	222,401	$2,802	$1,036,786	$317,270	$(32,977)	$(12,562)	$—	$1,311,319
Net loss	—	—	—	(26,663)	—	—	—	(26,663)
Foreign currency translation adjustments	—	—	—	—	483	—	—	483
Change in marketable securities	—	—	—	—	(318)	—	—	(318)
Equity-based compensation expense	—	—	5,701	—	—	—	—	5,701
Common stock dividends ($0.075 per share)	—	—	—	(16,703)	—	—	—	(16,703)
Common shares issued upon vesting of restricted stock units	471	5	(5)	—	—	—	—	—
Common shares issued for employee stock purchase plan	50	1	525	—	—	—	—	526
Treasury shares issued upon vesting of restricted stock units	1	—	(31)	—	—	23	—	(8)
Treasury shares withheld	(147)	—	—	—	—	(1,794)	—	(1,794)
Balances at March 31, 2017	222,776	$2,808	$1,042,976	$273,904	$(32,812)	$(14,333)	$—	$1,272,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(26,663)	$(2,408)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Depreciation and amortization	31,099	29,450
Equity-based compensation expense	5,701	4,208
Amortization of deferred financing costs	205	41
Deferred tax benefit	(11,060)	(3,303)
Provision for (recovery of) bad debts	(91)	381
Gain on sale of assets	(1,472)	(770)
Changes in fair value of investments	(1,013)	94
Realized loss on sale of investment	478	—
Unrealized loss on derivatives	456	974
Other	(1,876)	—
Changes in operating assets and liabilities
Accounts receivable	(10,030)	33,005
Inventories	4,732	828
Other current assets	1,045	189
Other assets	547	(13)
Accounts payable	2,112	(2,862)
Deferred revenue	(3,716)	(5,156)
Accrued and other current liabilities	2,374	(6,466)
Other non-current liabilities	(2,263)	(2,029)
Net cash (used in) provided by operating activities	(9,435)	46,163

Cash flows from investing activities
Purchases of property, plant and equipment	(11,720)	(8,268)
Proceeds from sale of assets and equipment	1,636	1,181
Purchase of investments	(59)	(736)
Proceeds from sale of investments	2,899	—
Net cash used in investing activities	(7,244)	(7,823)

Cash flows from financing activities
Repayments of borrowings	(72)	(2,782)
Proceeds from borrowings	4	96
Dividends paid on common stock	(16,703)	(23,300)
Distribution to noncontrolling interest	—	(5,012)
Net treasury shares withheld	(1,802)	(584)
Proceeds from the issuance of ESPP shares	526	388
Net cash used in financing activities	(18,047)	(31,194)
Effect of exchange rate changes on cash	(860)	(707)
Net increase (decrease) in cash and cash equivalents	(35,586)	6,439
Cash and cash equivalents at beginning of period	319,526	602,359
Cash and cash equivalents at end of period	$283,940	$608,798

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

Basis of Presentation

The condensed consolidated financial statements of FINV for the three months ended March 31, 2017 and 2016 include the activities of Frank's International C.V. ("FICV") and its wholly owned subsidiaries (collectively, the "Company," "we," "us" or "our"). All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

Our accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. The consolidated balance sheet at December 31, 2016 is derived from audited financial statements. However, certain information and footnote disclosures required by generally accepted accounting principles in the United States of America ("GAAP") for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2016, which are included in our most recent Annual Report on Form 10-K filed with the Securities Exchange Commission ("SEC") on February 24, 2017 ("Annual Report"). In the opinion of management, these condensed consolidated financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments that were necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year.

Reclassifications

Historically, and through December 31, 2016, certain direct and indirect costs related to operations and manufacturing were classified and reported as general and administrative expenses ("G&A"). The historical classification was consistent with the information used by the Company’s chief operating decision maker ("CODM") to assess performance of the Company’s segments and make resource allocation decisions, and the classification of such costs within the condensed consolidated statements of income was aligned with the segment presentation. Effective January 1, 2017, the company changed the classification of certain of these costs in its segment reporting disclosures and within the condensed consolidated statements of income to reflect a change in the presentation of the information used by the Company’s CODM.

This reclassification of costs between cost of revenue ("COR") and G&A has no net impact to the condensed consolidated statements of income or to total segment reporting. The change will better reflect the CODM's philosophy on assessing performance and allocating resources, as well as improve comparability to the Company's peer group. This is a change in costs classification and has been reflected retrospectively for all periods presented.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of reclassifications to previously reported amounts (in thousands):

	Three Months Ended March 31, 2016
	As previously reported	Reclassifications	As currently reported
Condensed Consolidated Statements of Operations
Cost of revenues, exclusive of depreciation and amortization
Equipment rentals and services	$55,801	$12,548	$68,349
Products	12,329	3,162	15,491
General and administrative expenses	58,952	(15,710)	43,242

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

In January 2017, the FASB issued guidance that simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. The new standard will be applied prospectively, and is effective for public companies for their annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company has adopted the provisions of this new accounting guidance for the Company's annual goodwill impairment analysis for the year ended December 31, 2017.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2016, the FASB issued accounting guidance on equity compensation, which simplifies the accounting for the taxes related to equity-based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The ASU also gives an option to recognize actual forfeitures when they occur and clarifies the statement of cash flow presentation for certain components of share-based awards. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2016. We adopted this guidance on January 1, 2017 and have elected to recognize actual forfeitures when they occur. The adoption did not have a material impact on our consolidated financial statements.

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

In July 2015, the FASB issued accounting guidance on simplifying the measurement of inventory. Under this guidance, inventory will be measured at the lower of cost and net realizable value. Options that currently exist for market value will be eliminated. The guidance defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. This guidance will be effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. We adopted this guidance on January 1, 2017, and the adoption did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued amendments to guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services. Under the new standard, an entity should recognize revenue to

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.

We are currently determining the impacts of the new standard on our contract portfolio. Our implementation efforts to date include the identification of revenue streams with similar contract structures, performing a detailed review of key contracts by revenue stream and comparing historical policies and practices to the new standard. Our evaluation of the impact of the new guidance on our consolidated financial statements is ongoing and we continue to evaluate the quantitative and qualitative impacts of the standard on timing of recognition for various revenues, which may be accelerated or deferred depending on the features of the customer arrangements and the presentation of contract costs (whether presented gross or offset against revenues).

Note 2—Noncontrolling Interest

We hold an economic interest in FICV and are responsible for all operational, management and administrative decisions relating to FICV’s business. Effective with the August 2016 conversion of all of Mosing Holdings' Series A preferred stock, Mosing Holdings transferred all its interest in FICV to us and the noncontrolling interest associated with Mosing Holdings was eliminated.

Historically we recorded a noncontrolling interest on our condensed consolidated balance sheet with respect to the remaining economic interest in FICV held by Mosing Holdings. Net loss attributable to noncontrolling interest on the statements of operations represented the portion of earnings or losses attributable to the economic interest in FICV held by Mosing Holdings. The allocable domestic loss from FICV to FINV was subject to U.S. taxation.

A reconciliation of net loss attributable to noncontrolling interest is detailed as follows (in thousands):

Three Months Ended
March 31,
2016
Net loss	$(2,408)
Add: Benefit for U.S. income taxes of FINV (1)	(3,884)
Less: Income of FINV (2)	(162)
Net loss subject to noncontrolling interest	(6,454)
Noncontrolling interest percentage (3)	25.4%
Net loss attributable to noncontrolling interest	$(1,636)

(1)	Represents income tax benefit of entities outside of FICV as well as income tax attributable to our proportionate share of the U.S. operations of our partnership interests in FICV.

(2)	Represents results of operations for entities outside of FICV.

(3)
Represents the economic interest in FICV held by Mosing Holdings at March 31, 2016. This percentage changed as additional shares of FINV common stock were issued. Effective August 26, 2016, Mosing Holdings delivered its economic interest in FICV to us.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Acquisition and Divestiture

Blackhawk Acquisition

On November 1, 2016, we completed a transaction to acquire all outstanding shares in Blackhawk Group Holdings, Inc., the ultimate parent company of Blackhawk Specialty Tools LLC, ("Blackhawk") pursuant to the terms of a definitive merger agreement dated October 6, 2016. Blackhawk is a leading provider of well construction and well intervention services and products and the acquisition will allow us to combine Blackhawk’s cementing tool expertise and well intervention services with our global tubular running services. In conjunction with the acquisition, FI Tools Holdings, LLC, our newly formed subsidiary, merged with and into Blackhawk, with Blackhawk surviving the merger as our wholly-owned subsidiary. The merger consideration was comprised of a combination of $150.4 million of cash on hand and 12.8 million shares of our common stock ("Common Stock"), on a cash-free, debt-free basis, for total consideration of $294.6 million (based on our closing share price on October 31, 2016 of $11.25 and including working capital adjustments).

The unaudited pro forma financial information presented below includes adjustments for amortization expense for identified intangible assets and depreciation expense based on the fair value and estimated lives of acquired property, plant and equipment. In addition, acquisition related costs are excluded from the unaudited pro forma financial information.

The following table shows our unaudited pro forma financial information assuming the transaction occurred on January 1, 2015 (in thousands, except per share amounts):

Three Months Ended
March 31, 2016
Revenue	$174,380
Net loss applicable to common shares	(3,611)
Loss per common share:
Basic	$(0.02)
Diluted	$(0.02)

The Blackhawk acquisition was accounted for as a business combination. The purchase price is allocated to the fair value of assets acquired and liabilities assumed based on a discounted cash flow model and goodwill is recognized for the excess consideration transferred over the fair value of the net assets.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The preliminary purchase price allocation was prepared in connection with our annual financial statements filed on our Annual Report. During the first quarter of 2017 we adjusted the purchase price allocation for a litigation settlement and the final valuation report. The following table summarizes the preliminary and the final purchase price allocations of the fair values of the assets acquired and liabilities assumed as part of the Blackhawk acquisition as of November 1, 2016 as determined in accordance with business combination accounting guidance (in thousands):

	Preliminary purchase price allocation	Purchase price adjustments	Final purchase price allocation
Current assets, excluding cash	$23,626	$—	$23,626
Property, plant and equipment	45,091	55	45,146
Other long-term assets	3,139	—	3,139
Intangible assets	41,972	153	42,125
Assets acquired	$113,828	$208	$114,036
Current liabilities assumed	11,132	185	11,317
Other long-term liabilities	542	—	542
Liabilities assumed	$11,674	$185	$11,859
Fair value of net assets acquired	102,154	23	102,177
Total consideration transferred	294,563	—	294,563
Goodwill	$192,409	$(23)	$192,386

In conjunction with the merger, we created a fourth segment, Blackhawk, and have recorded goodwill of $192.4 million in that segment.

Divestiture

On March 15, 2017, we sold a fully depreciated aircraft for a total sales price of $1.3 million and recorded a gain on sale of $1.3 million.

Note 4—Accounts Receivable, net

Accounts receivable at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Trade accounts receivable, net of allowance of $13,867 and $14,337, respectively	$103,393	$89,096
Unbilled revenue	32,246	30,882
Taxes receivable	39,196	42,870
Affiliated (1)	772	717
Other receivables	2,804	3,852
Total accounts receivable	$178,411	$167,417

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates and receivables for aircraft charter income.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventories

Inventories at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Pipe and connectors	$96,821	$102,360
Finished goods	14,770	14,257
Work in progress	7,122	7,099
Raw materials, components and supplies	17,723	15,363
Total inventories	$136,436	$139,079

Note 6—Property, Plant and Equipment

The following is a summary of property, plant and equipment at March 31, 2017 and December 31, 2016 (in thousands):

	Estimated Useful Lives in Years	March 31, 2017	December 31, 2016
Land	—	$15,871	$15,730
Land improvements	8-15	9,379	9,379
Buildings and improvements	39	71,719	73,211
Rental machinery and equipment	7	935,619	933,667
Machinery and equipment - other	7	59,298	60,182
Furniture, fixtures and computers	5	20,250	19,073
Automobiles and other vehicles	5	35,073	36,796
Aircraft	7	—	16,267
Leasehold improvements	7-15, or lease term if shorter	10,135	8,027
Construction in progress - machinery and equipment and buildings	—	128,819	120,937
		1,286,163	1,293,269
Less: Accumulated depreciation		(737,604)	(726,245)
Total property, plant and equipment, net		$548,559	$567,024

Note 7—Other Assets

Other assets at March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Cash surrender value of life insurance policies (1)	$37,168	$36,269
Deposits	2,161	2,343
Other	2,829	6,921
Total other assets	$42,158	$45,533

(1)	See Note 10 – Fair Value Measurements

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Accrued and Other Current Liabilities

Accrued and other current liabilities at March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016

Accrued compensation	$13,495	$10,250
Accrued property and other taxes	22,011	19,740
Accrued severance and other charges	4,417	6,150
Income taxes	4,684	6,857
Accrued medical claims	723	604
Accrued purchase orders	5,445	2,083
Other	20,724	19,266
Total accrued and other current liabilities	$71,499	$64,950

Note 9—Debt

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments to $150.0 million. At March 31, 2017 and December 31, 2016, we had no outstanding indebtedness under the Credit Facility. In addition, we had $3.6 million and $3.7 million in letters of credit outstanding as of March 31, 2017 and December 31, 2016, respectively. On April 28, 2017, the Company obtained a limited waiver under its Credit Agreement of its leverage ratio and interest coverage ratio for the fiscal quarters ending March 31, 2017 and June 30, 2017 (the “Waiver”) in order to not be in default for first quarter of 2017 testing. The Company agreed to comply with the following conditions during the period from the effective date of the Waiver until the delivery of its compliance certificate with respect to the fiscal quarter ending September 30, 2017: (i) maintain no less than $250.0 million in liquidity; (ii) abide by certain restrictions regarding the issuance of senior unsecured debt; and (iii) pay interest and commitment fees based on the highest “Applicable Margin” (as defined in the Credit Agreement) level. In connection with the Waiver, the Company paid a waiver fee to each lender that executed the Waiver equal to five basis points of the respective lender’s commitment under the Credit Agreement.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Citibank Credit Facility

In 2016, we entered into a three-year credit facility with Citibank N.A., UAE Branch in the amount of $6.0 million for the issuance of standby letters of credit and guarantees. The credit facility also allows for open ended guarantees. Outstanding amounts under the credit facility bear interest of 1.25% per annum for amounts outstanding up to one year. Amounts outstanding more than one year bear interest at 1.5% per annum. As of March 31, 2017 and December 31, 2016, we had $3.0 million and $2.2 million in letters of credit outstanding.

Note 10—Fair Value Measurements

We follow fair value measurement authoritative accounting guidance for measuring fair values of assets and liabilities in financial statements. We have consistently used the same valuation techniques for all periods presented. Please see Note 10 - Fair Value Measurements in our Annual Report for further discussion.

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2017
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$37,168	$—	$37,168
Marketable securities - other	62	—	—	62
Liabilities:
Derivative financial instruments	—	309	—	309
Deferred compensation plan	—	27,994	—	27,994

December 31, 2016
Assets:
Derivative financial instruments	$—	$146	$—	$146
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	—	36,269	—	36,269
Marketable securities - other	3,692	—	—	3,692
Liabilities:
Deferred compensation plan	—	30,307	—	30,307

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our derivative financial instruments consist of short-duration foreign currency forward contracts. The fair value of derivative financial instruments is based on quoted market values including foreign exchange forward rates and interest rates. The fair value is computed by discounting the projected future cash flow amounts to present value. At March 31, 2017 and December 31, 2016, derivative financial instruments are included in accrued and other current liabilities and accounts receivable, net, respectively, in our condensed consolidated balance sheets.

Our investments associated with our deferred compensation plan consist primarily of the cash surrender value of life insurance policies and are included in other assets on the condensed consolidated balance sheets. Our investments change as a result of contributions, payments, and fluctuations in the market. Assets and liabilities, measured using significant observable inputs, are reported at fair value based on third-party broker statements, which are derived from the fair value of the funds' underlying investments. We also have marketable securities in publicly traded equity securities as an indirect result of strategic investments. They are reported at fair value based on the price of the stock and are included in other assets on the condensed consolidated balance sheets.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We apply the provisions of the fair value measurement standard to our non-recurring, non-financial measurements including business combinations as well as impairment related to goodwill and other long-lived assets. For business combinations (see Note 3 - Acquisition and Divestiture), the purchase price is allocated to the assets acquired and liabilities assumed based on a discounted cash flow model for most intangibles as well as market assumptions for the valuation of equipment and other fixed assets. We utilize a discounted cash flow model in evaluating impairment considerations related to goodwill and long-lived assets. Given the unobservable nature of the inputs, the discounted cash flow models are deemed to use Level 3 inputs.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and December 31, 2016, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

	March 31, 2017
	Notional	Contractual	Settlement
Derivative Contracts	Amount	Exchange Rate	Date
Canadian dollar	$5,785	1.3483	6/13/2017
Euro	5,657	1.0674	6/14/2017
Norwegian kroner	7,192	8.6204	6/14/2017
Pound sterling	5,958	1.2160	6/14/2017

	December 31, 2016
	Notional	Contractual	Settlement
Derivative Contracts	Amount	Exchange Rate	Date
Canadian dollar	$4,553	1.3179	3/14/2017
Euro	4,753	1.0563	3/14/2017
Euro	2,558	1.0659	1/13/2017
Norwegian kroner	3,643	8.5101	3/14/2017
Pound sterling	3,908	1.2607	3/14/2017

The following table summarizes the location and fair value amounts of all derivative contracts in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 (in thousands):

Derivatives not Designated as Hedging Instruments	Consolidated Balance Sheet Location	March 31, 2017	December 31, 2016
Foreign currency contracts	Accounts receivable, net	$—	$146
Foreign currency contracts	Accrued and other current liabilities	(309)	—

The following table summarizes the location and amounts of the realized and unrealized gains and losses on derivative contracts in the condensed consolidated statements of operations (in thousands):

		Three Months Ended
		March 31,
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative Contracts	2017	2016
Unrealized gain (loss) on foreign currency contracts	Other income (expense)	$(456)	$(974)
Realized gain (loss) on foreign currency contracts	Other income (expense)	255	(714)
Total net income (loss) on foreign currency contracts		$(201)	$(1,688)

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross and net fair values of our derivatives at March 31, 2017 and December 31, 2016 (in thousands):

	Derivative Asset Positions		Derivative Liability Positions
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Gross position - asset / (liability)	$—	$181	$(309)	$(35)
Netting adjustment	—	(35)	—	35
Net position - asset / (liability)	$—	$146	$(309)	$—

Note 12—Treasury Stock

At March 31, 2017, common shares held in treasury totaled 907,117 with a cost of $14.3 million and at December 31, 2016, common shares held in treasury totaled 759,929 shares with a cost of $12.6 million. These shares were withheld from employees to settle personal tax withholding obligations that arose as a result of restricted stock units that vested.

Note 13—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease office space from an affiliated company. Rent expense related to these leases was $1.8 million and $2.7 million for the three months ended March 31, 2017 and 2016, respectively.

We are a party to certain agreements relating to the rental of aircraft to Western Airways ("WA"), an entity owned by the Mosing family. The WA agreements reflect both dry lease and wet lease rental, whereby we are charged a flat monthly fee primarily for crew, hangar, maintenance and administration costs in addition to other variable costs for fuel and maintenance. We also earn charter income from third party usage through a revenue sharing agreement. We recorded an immaterial amount of net charter revenue for the three months ended March 31, 2017 and 2016.

During the first quarter of 2017, we committed to a formal plan to sell two aircrafts and determined those assets met the criteria to be classified as held for sale in our unaudited condensed consolidated balance sheet.

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

The tax receivable agreement (the "TRA") that we entered into with FICV and Mosing Holdings in connection with our initial public offering ("IPO") generally provides for the payment by FINV of 85% of the amount of the actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax (which reductions we refer to as “cash savings”) in periods after our IPO as a result of (i) the tax basis increases resulting from the Conversion and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. In addition, the TRA provides for payment by us of interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. The payments under the TRA will not be conditioned upon a holder of rights under the TRA having a continued ownership interest in either FICV or FINV. We will retain the remaining 15% of cash savings, if any.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of both March 31, 2017 and December 31, 2016, our estimated TRA liability was $124.6 million. This represents 85% of the future cash savings expected from the utilization of the original basis adjustments plus subsequent basis adjustments that will result from payments under the TRA agreement. The estimation of the TRA liability is by its nature imprecise and subject to significant assumptions regarding the amount and timing of taxable income in the future and the tax rates then applicable. The time period over which the cash savings is expected to be realized is estimated to be over 20 years. Based on FINV’s estimated tax position, we expect to make a TRA payment in 2017 of approximately $2.1 million for the tax year ending December 31, 2016.

The payment obligations under the TRA are our obligations and are not obligations of FICV. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless FINV elects to exercise its sole right to terminate the TRA early. If FINV elects to terminate the TRA early, which it may do so in its sole discretion, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that Mosing Holdings or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on March 31, 2017, the estimated termination payment would be approximately $98.4 million (calculated using a discount rate of 5.71%). The foregoing number is merely an estimate and the actual payment could differ materially.

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

Note 14 - Loss Per Common Share

Basic loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is determined by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding, assuming all potentially dilutive shares were issued.

We apply the treasury stock method to determine the dilutive weighted average common shares represented by the unvested restricted stock units and employee stock purchase plan shares. Through August 26, 2016, the date of the conversion of all of Mosing Holdings' Preferred Stock and Mosing Holdings' transfer of interest in FICV to us, the diluted loss per share calculation assumed the conversion of 100% of our outstanding Preferred Stock on an as if converted basis. Accordingly, the numerator was also adjusted to include the earnings allocated to the noncontrolling interest after taking into account the tax effect of such exchange.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the basic and diluted loss per share calculations (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Numerator - Basic
Net loss	$(26,663)	$(2,408)
Less: Net loss attributable to noncontrolling interest	—	1,636
Net loss available to common shareholders	$(26,663)	$(772)
Numerator - Diluted
Diluted net loss available to common shareholders	$(26,663)	$(772)
Denominator
Basic weighted average common shares	222,564	155,244
Diluted weighted average common shares (1)	222,564	155,244
Loss per common share:
Basic	$(0.12)	$—
Diluted	$(0.12)	$—

(1)	Approximate number of shares of potentially convertible preferred stock to common stock up until the time of conversion on August 26, 2016, unvested restricted stock units and stock to be issued pursuant to the employee stock purchase plan have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive when the results from operations are at a net loss.	799	54,444

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

Our effective tax rate on loss from continuing operations before income taxes was 25.5% and 25.1% for the three months ended March 31, 2017 and 2016, respectively. The higher rate is due primarily to a change in jurisdictional mix. In addition, the tax rate for all periods is lower than the U.S. statutory income tax rate of 35% due to lower statutory tax rates in certain foreign jurisdictions where we operate.

As of March 31, 2017, there were no significant changes to our unrecognized tax benefits as reported in our audited financial statements for the year ended December 31, 2016.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Severance and Other Charges

During 2016 and continuing into 2017, we have taken additional steps to adjust our workforce to meet the depressed demand in the industry. The reduction was communicated to affected employees on various dates. At March 31, 2017, our outstanding accrual was approximately $4.4 million and included severance payments, other employee-related termination costs and lease termination fees. Below is a reconciliation of the beginning and ending liability balance (in thousands):

	International Services	U.S. Services	Total
Beginning balance, December 31, 2016	$4,464	$1,686	$6,150
Additions for costs expensed	270	767	1,037
Other adjustments	5	58	63
Severance and other payments	(1,376)	(1,457)	(2,833)
Ending balance, March 31, 2017	$3,363	$1,054	$4,417

We expect to pay a significant portion of the remaining liability in the second quarter of 2017.

Note 17—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of March 31, 2017 and December 31, 2016. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

We are conducting an internal investigation of the operations of certain of our foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act, our policies and other applicable laws. In June 2016, we voluntarily disclosed the existence of our extensive internal review to the U.S. Securities and Exchange Commission, the United States Department of Justice and other governmental entities. It is our intent to fully cooperate with these agencies and any other applicable authorities in connection with any further investigation that may be conducted in connection with this matter. While our review has not indicated that there has been any material impact on our previously filed financial statements, we have continued to collect information and cooperate with the authorities, but at this time are unable to predict the ultimate resolution of these matters with these agencies. In addition, during the course of the investigation, we discovered historical business transactions (and bids to enter into business transactions) in certain countries that may have been subject to U.S. and other international sanctions. We have disclosed this information to various governmental entities (including those involved in our ongoing investigation), but at this time are unable to predict the ultimate resolution of these matters with these agencies, including any financial impact to us.

Note 18—Segment Information

Reporting Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the CODM in deciding how to allocate resources and assess performance. We are comprised of four reportable segments: International Services, U.S. Services, Tubular Sales and Blackhawk.

The International Services segment provides tubular services in international offshore markets and in several onshore international regions. Our customers in these international markets are primarily large exploration and production companies, including integrated oil and gas companies and national oil and gas companies.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before net interest income or expense, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss, equity-based compensation, unrealized and realized gain or loss, other non-cash adjustments and other charges. We review Adjusted EBITDA on both a consolidated basis and on a segment basis. We use Adjusted EBITDA to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), income tax, foreign currency exchange rates and other charges and credits. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP. Previously reported Adjusted EBITDA for the three months ended March 31, 2016 has been adjusted for investigation-related matters ($1.9 million) and employee stock purchase plan expense ($0.1 million) as management believes removing the effect of these items allows for better comparability across periods.

Our CODM uses Adjusted EBITDA as the primary measure of segment reporting performance.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of Segment Adjusted EBITDA to net loss (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Segment Adjusted EBITDA:
International Services	$5,286	$31,379
U.S. Services	(7,215)	2,730
Tubular Sales	2,254	(446)
Blackhawk	1,211	—
	1,536	33,663
Interest income, net	398	206
Income tax benefit	9,118	806
Depreciation and amortization	(31,099)	(29,450)
Gain on sale of assets	1,472	770
Foreign currency gain (loss)	746	(41)
Charges and credits (1)	(8,834)	(8,362)
Net loss	$(26,663)	$(2,408)

(1) Comprised of Equity-based compensation expense (for the three months ended March 31, 2017 and 2016 : $5,701 and $4,208, respectively), Mergers and acquisition expense (for the three months ended March 31, 2017 and 2016 : $449 and none, respectively), Severance and other charges (for the three months ended March 31, 2017 and 2016 : $1,037 and $606, respectively), Unrealized and realized gains (losses) (for the three months ended March 31, 2017 and 2016 : $(608) and $(1,658), respectively) and investigation-related matters (for the three months ended March 31, 2017 and 2016 : $1,039 and $1,890, respectively).

The following tables set forth certain financial information with respect to our reportable segments (in thousands):

	International Services	U.S. Services	Tubular Sales	Blackhawk	Eliminations	Total
Three Months Ended March 31, 2017
Revenue	$46,610	$30,966	$16,945	$16,210	$—	$110,731
Inter-segment revenue	3	4,285	3,675	—	(7,963)	—
Operating income (loss)	(9,513)	(23,347)	2,380	(6,130)	—	(36,610)
Adjusted EBITDA	5,286	(7,215)	2,254	1,211	—	*

Three Months Ended March 31, 2016
Revenue	$83,063	$48,779	$21,644	$—	$—	$153,486
Inter-segment revenue	17	4,110	5,665	—	(9,792)	—
Operating income (loss)	14,293	(15,658)	(1,517)	—	—	(2,882)
Adjusted EBITDA	31,379	2,730	(446)	—	—	*
* Non-GAAP financial measure not disclosed.

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

These and other important factors that could affect our operating results and performance are described in (1) “Risk Factors” in Part II, Item IA of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and elsewhere within this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 24, 2017 (our "Annual Report"), (3) our other reports and filings we make with the SEC from time to time and (4) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section.

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

Market Outlook

The market for our products and services continues to be challenged by depressed oil and gas commodity prices and reduced customer spending on offshore exploration and development projects. Despite improvements in commodity prices and increases in U.S. onshore activity and profitability, commodity prices remain below levels necessary for meaningful increases in offshore activity, particularly in the markets of West Africa and the U.S. Gulf of Mexico. For 2017, we expect to see further deterioration of pricing and activity in the U.S. Gulf of Mexico and, consequently, our Tubular Sales business segment. International markets are beginning to show signs of stabilization and the potential for reaching an activity bottom in the next twelve months. We expect to see growth in our recently acquired Blackhawk Specialty Tools LLC ("Blackhawk") business both in the U.S. onshore and in select international markets during the year as we expand its operational footprint. In order to offset some of the declines in activity and pricing, we continue to look for ways to reduce our costs and grow share in markets we have historically been underrepresented, including international land and shelf opportunities. We also continue to evaluate potential acquisitions to broaden our well construction offering and position the company for revenue growth in a market recovery.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) before net interest income or expense, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss, equity-based compensation, unrealized gain or loss, other non-cash adjustments and other charges or credits. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues. We review Adjusted EBITDA and Adjusted EBITDA margin on both a consolidated basis and on a segment basis. We use Adjusted EBITDA and Adjusted EBITDA margin to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), items outside the control of our management team (such as income tax and foreign currency exchange rates) and other charges outside the normal course of business. Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income (loss), operating income (loss), cash flow from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"). Previously reported Adjusted EBITDA for the three months ended March 31, 2016 has been adjusted for investigation-related matters ($1.9 million) and employee stock purchase plan expense ($0.1 million) as management believes removing the effect of these items allows for better comparability across periods.

The following table presents a reconciliation of net loss to Adjusted EBITDA, our most directly comparable GAAP performance measure, as well as Adjusted EBITDA margin for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Net loss	$(26,663)	$(2,408)
Interest income, net	(398)	(206)
Depreciation and amortization	31,099	29,450
Income tax benefit	(9,118)	(806)
Gain on sale of assets	(1,472)	(770)
Foreign currency (gain) loss	(746)	41
Charges and credits (1)	8,834	8,362
Adjusted EBITDA	$1,536	$33,663
Adjusted EBITDA margin	1.4%	21.9%

(1) Comprised of Equity-based compensation expense (for the three months ended March 31, 2017 and 2016 : $5,701 and $4,208, respectively), Mergers and acquisition expense (for the three months ended March 31, 2017 and 2016 : $449 and none, respectively), Severance and other charges (for the three months ended March 31, 2017 and 2016 : $1,037 and $606, respectively), Unrealized and realized (gains) losses (for the three months ended March 31, 2017 and 2016 : $608 and $1,658, respectively) and investigation-related matters (for the three months ended March 31, 2017 and 2016 : $1,039 and $1,890, respectively).

For a reconciliation of our Adjusted EBITDA on a segment basis to the most comparable measure calculated in accordance with GAAP, see “Operating Segment Results.”

Safety Performance

Maintaining a strong safety record is a critical component of our operational success. Many of our customers have safety standards we must satisfy before we can perform services. As a result, we continually monitor and improve our safety performance through the evaluation of safety observations, job and customer surveys, and safety data. The primary measure for our safety performance is the tracking of the Total Recordable Incident Rate ("TRIR") in addition to the Lost Time Incident Rate (“LTIR”), which are reviewed on both a monthly and rolling twelve-month basis.

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
Revenues:
Equipment rentals and services	$86,322	$131,257
Products (1)	24,409	22,229
Total revenue	110,731	153,486

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Equipment rentals and services (2)	57,107	68,349
Products (2)	16,845	15,491
General and administrative expenses (2)	42,725	43,242
Depreciation and amortization	31,099	29,450
Severance and other charges	1,037	606
Gain on sale of assets	(1,472)	(770)
Operating loss	(36,610)	(2,882)

Other income (expense):
Other income (expense)	134	(497)
Interest income, net	398	206
Mergers and acquisition expense	(449)	—
Foreign currency gain (loss)	746	(41)
Total other income (expense)	829	(332)

Loss before income tax benefit	(35,781)	(3,214)
Income tax benefit	(9,118)	(806)
Net loss	(26,663)	(2,408)
Less: Net loss attributable to noncontrolling interest	—	(1,636)

Net loss attributable to Frank's International N.V.	$(26,663)	$(772)

(1)	Consolidated products revenue includes a small amount of revenues attributable to the U.S. Services and International Services segments.

(2)
For the three months ended March 31, 2016, $12,548 and $3,162 have been reclassified from general and administrative expenses to equipment rentals and services and products, respectively. See Note 1 - Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues. Revenues from external customers, excluding intersegment sales, for the three months ended March 31, 2017 decreased by $42.8 million, or 27.9%, to $110.7 million from $153.5 million for the three months ended March 31, 2016. The decrease was primarily attributable to lower revenues in the majority of our segments due to declining activity as depressed oil and gas prices resulted in reduced rig count, downward pricing pressures, rig cancellations and delays as well as deferred work scopes in the International and U.S. Services regions while revenues for Tubular Sales decreased due to lower international demand and decreased deep water fabrication revenue. The decrease in total revenues was partially offset by revenues in our Blackhawk segment of $16.2 million from our recent acquisition. Revenues for our segments are discussed separately below under the heading "Operating Segment Results."

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the three months ended March 31, 2017 decreased by $9.9 million, or 11.8%, to $74.0 million from $83.8 million for the three months ended March 31, 2016. Our cost of revenues decline was consistent with our lower revenue and cost cutting initiative, which was slightly offset by our fixed cost structure.

Severance and other charges. Severance and other charges for the three months ended March 31, 2017 increased by $0.4 million, or 71.1%, to $1.0 million from $0.6 million for the three months ended March 31, 2016 as a result of a higher workforce reduction in the first quarter of 2017 compared to 2016 as we continued to take steps to adjust our workforce to meet the depressed demand in the industry. See Note 16 - Severance and Other Charges in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

Income tax benefit. Income tax benefit for the three months ended March 31, 2017 increased by $8.3 million to $9.1 million from $0.8 million for the three months ended March 31, 2016 primarily as a result of a decrease in taxable income and changes in jurisdictional mix. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Operating Segment Results

The following table presents revenues and Adjusted EBITDA by segment (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenue:
International Services	$46,610	$83,063
U.S. Services	30,966	48,779
Tubular Sales	16,945	21,644
Blackhawk	16,210	—
Total	$110,731	$153,486

Segment Adjusted EBITDA (1):
International Services	$5,286	$31,379
U.S. Services	(7,215)	2,730
Tubular Sales	2,254	(446)
Blackhawk	1,211	—
	$1,536	$33,663

(1)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. (For a reconciliation of our Adjusted EBITDA, see "Adjusted EBITDA and Adjusted EBITDA Margin").

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

International Services

Revenue for the International Services segment decreased by $36.5 million for the three months ended March 31, 2017, or 43.9%, compared to the same period in 2016, primarily due to depressed oil and gas prices, which challenged the economics of current development projects and caused the termination of ongoing drilling campaigns and the delay in the commencement of new projects, as well as cancellations or deferred work scopes.

Adjusted EBITDA for the International Services segment decreased by $26.1 million for the three months ended March 31, 2017, or 83.2%, compared to the same period in 2016 primarily due to the decrease in revenue, which was partially offset by lower expenses due to reduced activity and cost-cutting measures.

U.S. Services

Revenue for the U.S. Services segment decreased by $17.8 million for the three months ended March 31, 2017, or 36.5%, compared to the same period in 2016. Onshore services revenue increased by $0.6 million as a result of improved activity from increased rig counts. The offshore business saw a decrease in revenue of $18.4 million as a result of overall lower activity from weaknesses seen in the Gulf of Mexico due to rig cancellations and delays, coupled with downward pricing pressures.

Adjusted EBITDA for the U.S. Services segment decreased by $9.9 million for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to higher pricing concessions and lower activity in our Offshore services, along with higher corporate and other costs driven by one-time employee healthcare claims expense, partially offset by an increase in Onshore services profitability.

Tubular Sales

Revenue for the Tubular Sales segment decreased by $4.7 million for the three months ended March 31, 2017, or 21.7%, compared to the same period in 2016 primarily as a result of lower Deepwater activity in the Gulf of Mexico.

Adjusted EBITDA for the Tubular Sales segment increased by $2.7 million for the three months ended March 31, 2017 compared to the same period in 2016 as it was positively impacted by cost-cutting measures undertaken during 2016.

Blackhawk

The Blackhawk segment is comprised solely of our acquisition on November 1, 2016. Revenues and Adjusted EBITDA for the segment were $16.2 million and $1.2 million for the three months ended March 31, 2017. See Note 3 - Acquisition and Divestiture in the Notes to Consolidated Financial Statements for additional information on our Blackhawk acquisition.

Liquidity and Capital Resources

Liquidity

At March 31, 2017, we had cash and cash equivalents of $283.9 million and debt of $0.2 million. Our primary uses of capital have been for organic growth capital expenditures. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditures are estimated at $40.0 million for 2017. We expect to spend approximately $22.0 million for the purchase and manufacture of equipment and $18.0 million for other property, plant and equipment, inclusive of the purchase or construction of facilities. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During both the three months ended March 31, 2017 and 2016, capital expenditures were $11.7 million, all of which were funded from internally generated funds. We believe our cash on hand and potential borrowings under our Credit Facility (as defined below), should be sufficient to fund our capital expenditure and liquidity requirements for the remainder of 2017.

We paid dividends on our common stock of $16.7 million, or $0.075 per common share during the three months ended March 31, 2017. The timing, declaration, amount of, and payment of any dividends is within the discretion of our board of managing directors subject to the approval of our board of supervisory directors and will depend upon many factors, including our financial condition, earnings, capital requirements, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by our board of managing directors and our board of supervisory directors. We do not have a legal obligation to pay any dividend and there can be no assurance that we will be able to do so.

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments to $150.0 million. At March 31, 2017 and December 31, 2016, we had no outstanding indebtedness under the Credit Facility. In addition, we had $3.6 million and $3.7 million in letters of credit outstanding as of March 31, 2017 and December 31, 2016, respectively. On April 28, 2017, the Company obtained a limited waiver under its Credit Agreement of its leverage ratio and interest coverage ratio for the fiscal quarters ending March 31, 2017 and June 30, 2017 (the “Waiver”) in order to not be in default for first quarter of 2017 testing. The Company agreed to comply with the following conditions during the period from the effective date of the Waiver until the delivery of its compliance certificate with respect to the fiscal quarter ending September 30, 2017: (i) maintain no less than $250.0 million in liquidity; (ii) abide by certain restrictions regarding the issuance of senior unsecured debt; and (iii) pay interest and commitment fees based on the highest “Applicable Margin” (as defined in the Credit Agreement) level. In connection with the Waiver, the Company paid a waiver fee to each lender that executed the Waiver equal to five basis points of the respective lender’s commitment under the Credit Agreement. The foregoing summary of the Waiver is not complete and is qualified in its entirety by the full text of the Waiver, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in the Credit Agreement) of not more than 2.50 to 1.0 and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0.

In addition, the Credit Facility contains customary events of default, including, among others, the failure to make required payments, failure to comply with certain covenants or other agreements, breach of the representations and covenants contained in the agreements, default of certain other indebtedness, certain events of bankruptcy or insolvency and the occurrence of a change in control.

Citibank Credit Facility

In 2016, we entered into a three-year credit facility with Citibank N.A., UAE Branch in the amount of $6.0 million for issuance of standby letters of credit and guarantees. The credit facility also allows for open ended guarantees. Outstanding amounts under the credit facility bear interest of 1.25% per annum for amounts outstanding up to one year. Amounts outstanding more than one year bear interest at 1.5% per annum. As of March 31, 2017 and December 31, 2016, we had $3.0 million and $2.2 million in letters of credit outstanding.

Tax Receivable Agreement

We entered into a tax receivable agreement (the “TRA”) with Frank's International C.V. ("FICV") and Mosing Holdings, LLC ("Mosing Holdings") in connection with our initial public offering ("IPO"). The TRA generally provides for the payment by us to Mosing Holdings of 85% of the amount of the actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax in periods after our IPO (which reductions we refer to as "cash savings") as a result of (i) the tax basis increases resulting from the transfer of FICV interests to us in connection with the conversion of shares of Preferred Stock into shares of our common stock on August 26, 2016 and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. In addition, the TRA provides for interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. We will retain the remaining 15% of cash savings, if any. The payment obligations under the TRA are our obligations and not obligations of FICV. The term of the TRA continues until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRA.

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

In certain circumstances, we may be required to make payments under the TRA that we have entered into with
Mosing Holdings. In most circumstances, these payments will be associated with the actual cash savings that we recognize in connection with the conversion of Preferred Stock, which would reduce the actual tax benefit to us. If we were to elect to exercise our sole right to terminate the TRA early or enter into certain change of control transactions, we may incur payment obligations prior to the time we actually incur any tax benefit. In those circumstances, we would need to pay the amounts out of cash on hand, finance the payments or refrain from triggering the obligation. Though we do not have any present intention of triggering an advance payment under the TRA, based on our current liquidity and our expected ability to access debt and equity financing, we believe we would be able to make such a payment if necessary. Any such payment could reduce our cash on hand and our borrowing availability, however, which would also reduce the amount of cash available to operate our business, to fund capital expenditures and to be paid as dividends to our stockholders, among other things. Please see Note 13 - Related Party Transactions in the Notes to Unaudited Condensed Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Operating activities	$(9,435)	$46,163
Investing activities	(7,244)	(7,823)
Financing activities	(18,047)	(31,194)
	(34,726)	7,146
Effect of exchange rate changes on cash	(860)	(707)
Net increase (decrease) in cash and cash equivalents	$(35,586)	$6,439

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

Operating Activities

Cash flow used in operating activities was $9.4 million for the three months ended March 31, 2017 compared to cash flow provided by operating activities of $46.2 million for the same period in 2016. The decrease in cash flow in 2017 was due to an increase in net loss and a use of working capital, primarily in accounts receivables. The net loss and changes in working capital were a result of lower activity due to depressed oil and gas prices.

Investing Activities

Cash flow used in investing activities was $7.2 million for the three months ended March 31, 2017 compared to $7.8 million in the same period in 2016. The decrease in net cash used in investing activities was related to an increase in the proceeds from the sale of investments, an increase in the proceeds from sale of assets and equipment and a decrease in the purchase of investments, partially offset by an increase in purchases of property, plant and equipment during the three months ended March 31, 2017.

Financing Activities

Cash flow used in financing activities was $18.0 million for the three months ended March 31, 2017 compared to $31.2 million in the same period in 2016. The decrease in cash flow used in financing activities was primarily due to lower dividend payments and the absence of a payment to our noncontrolling interest of $5.0 million made in the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements with the exception of operating leases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with the information provided in Part II, Item 7A of our Annual Report under the caption "Quantitative and Qualitative Disclosures About Market Risk".

We are exposed to certain market risks that are inherent in our financial instruments and arise from changes in foreign currency exchange rates. A discussion of our market risk exposure in financial instruments is presented below.

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

For the three months ended March 31, 2017, on a U.S. dollar-equivalent basis, approximately 23.5% of our revenue was represented by currencies other than the U.S. dollar. However, no single foreign currency poses a primary risk to us. A hypothetical 10% decrease in the exchange rates for each of the foreign currencies in which a portion of our revenues is denominated would result in a 2.1% decrease in our overall revenues for the three months ended March 31, 2017.

We use these instruments to mitigate our exposure to non-local currency operating working capital. We are also exposed to market risk on our forward contracts related to potential non-performance by our counterparty. It is our policy to enter into derivative contracts with counterparties that are creditworthy institutions.

We account for our derivative activities under the accounting guidance for derivatives and hedging. Derivatives are recognized on the condensed consolidated balance sheet at fair value. Although the derivative contracts will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not formally designated as hedge contracts for hedge accounting treatment. Accordingly, any changes in the fair value of the derivative instruments during a period will be included in our condensed consolidated statements of operations. Based on the derivative contracts that were in place as of March 31, 2017, a simultaneous 10% devaluation of the Canadian dollar, Euro, Norwegian kroner, and Pound sterling compared to the U.S. dollar would result in a $2.4 million increase in the market value of our forward contracts. Please see Item 1. Financial Statements - Note 11 - Derivatives for additional information regarding our foreign currency derivative contracts outstanding in U.S. dollars as of March 31, 2017.

Customer Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are trade receivables. We extend credit to customers and other parties in the normal course of business. International sales also present various risks including governmental activities that may limit or disrupt markets and restrict the movement of funds. We operate in more than 60 countries and as such our accounts receivables are spread over many countries and customers. As of March 31, 2017, two customers in Venezuela and Angola accounted for approximately 12.4% of our gross accounts receivables balance. Our receivables in Venezuela and Angola are denominated in U.S. dollars. We have experienced payment delays from our national oil company customer in Venezuela and have been notified of a six month delay in payment from the national oil company in Angola as it is undergoing restructuring. These receivables are not disputed, and we have not historically had material write-offs relating to these customers. We maintain an allowance for uncollectible accounts receivables based on expected collectability and ongoing credit evaluations of our customers’ financial condition. If the financial condition of our customers were to diminish resulting in an impairment of their ability to make payments, adjustments to the allowance may be required.

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

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of March 31, 2017 and December 31, 2016. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows. Please see Note 17 - Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

We are conducting an internal investigation of the operations of certain of our foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act, our policies and other applicable laws. In June 2016, we voluntarily disclosed the existence of our extensive internal review to the U.S. Securities and Exchange Commission, the United States Department of Justice and other governmental entities. It is our intent to fully cooperate with these agencies and any other applicable authorities in connection with any further investigation that may be conducted in connection with this matter. While our review has not indicated that there has been any material impact on our previously filed financial statements, we have continued to collect information and cooperate with the authorities, but at this time are unable to predict the ultimate resolution of these matters with these agencies. In addition, during the course of the investigation, we discovered historical business transactions (and bids to enter into business transactions) in certain countries that may have been subject to U.S. and other international sanctions. We have disclosed this information to various governmental entities (including those involved in our ongoing investigation), but at this time are unable to predict the ultimate resolution of these matters with these agencies, including any financial impact to us. Our board and management are committed to continuously enhancing our internal controls that support improved compliance and transparency throughout our global operations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

As part of our initial public offering in August 2013, we issued 52,976,000 shares of our Series A convertible preferred stock (the “Preferred Stock”) to Mosing Holdings, LLC, a Delaware corporation and affiliate of the Company with Mosing family entities as its shareholders ("Mosing Holdings"). Under our Amended Articles of Association, upon the written election of Mosing Holdings, each Preferred Share, together with a unit in Frank’s International C.V. (“FICV”), our subsidiary, was convertible into a share of our common stock on a one-for-one basis.

On August 19, 2016, we received notice from Mosing Holdings exercising its right to exchange (the “Exchange Right”) for an equivalent number of each of the following securities for common shares: (i) 52,976,000 Preferred Shares and (ii) 52,976,000 units in FICV. We issued 52,976,000 common shares to Mosing Holdings on August 26, 2016. As a result, there are no remaining issued or outstanding Preferred Shares and the Mosing family beneficially owns approximately 75% of our common shares.

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

FRANK'S INTERNATIONAL N.V.

Date: May 2, 2017	By:	/s/ Kyle McClure
Kyle McClure
Senior Vice President of Finance and Treasurer and interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1
Deed of Amendment to Articles of Association of Frank's International N.V., dated May 14, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 16, 2014).

*†10.1	Separation Agreement and Release dated as of January 25, 2017 and effective as of January 25, 2017, by and between Frank's International, LLC and Daniel Allinger.
*10.2
Limited Waiver of Financial Covenants by and among Frank's International C.V. (as Borrower), Amegy Bank National Association (as Administrative Agent), Capital One, National Association (as Syndication Agent) and the other lenders party thereto.

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