Form 10-Q
period 2017-06-30
FRANK'S INTERNATIONAL N.V.
filed 2017-08-07
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of July 31, 2017, there were 223,053,572 shares of common stock, €0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2017	2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$274,950	$319,526
Accounts receivables, net	167,965	167,417
Inventories	135,098	139,079
Assets held for sale	4,876	—
Other current assets	10,895	14,027
Total current assets	593,784	640,049

Property, plant and equipment, net	525,839	567,024
Goodwill and intangible assets, net	250,503	256,146
Deferred tax assets	90,335	79,309
Other assets	32,991	45,533
Total assets	$1,493,452	$1,588,061

Liabilities and Equity
Current liabilities:
Short-term debt	$121	$276
Accounts payable	19,540	16,081
Deferred revenue	10,367	18,072
Accrued and other current liabilities	71,101	64,950
Total current liabilities	101,129	99,379

Deferred tax liabilities	4,796	20,951
Other non-current liabilities	153,034	156,412
Total liabilities	258,959	276,742

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock, €0.01 par value, 798,096,000 shares authorized, 223,896,772 shares issued and 223,052,279 shares outstanding at 2017 and 223,161,356 shares issued and 222,401,427 shares outstanding at 2016	2,811	2,802
Additional paid-in capital	1,045,486	1,036,786
Retained earnings	231,231	317,270
Accumulated other comprehensive loss	(31,897)	(32,977)
Treasury stock (at cost), 844,493 shares at 2017 and 759,929 shares at 2016	(13,138)	(12,562)
Total equity	1,234,493	1,311,319
Total liabilities and equity	$1,493,452	$1,588,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Equipment rentals and services	$93,533	$95,177	$179,855	$226,434
Products	24,126	25,769	48,535	47,998
Total revenue	117,659	120,946	228,390	274,432

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Equipment rentals and services	60,777	64,309	117,884	132,658
Products	17,567	19,926	34,412	35,417
General and administrative expenses	42,419	55,667	85,144	98,909
Depreciation and amortization	30,951	28,283	62,050	57,733
Severance and other charges	(299)	3,718	738	4,324
(Gain) loss on sale of assets	210	(279)	(1,262)	(1,049)
Operating loss	(33,966)	(50,678)	(70,576)	(53,560)

Other income (expense):
Other income, net	598	1,658	732	1,161
Interest income, net	753	198	1,151	404
Mergers and acquisition expense	(10)	—	(459)	—
Foreign currency gain (loss)	599	(4,170)	1,345	(4,211)
Total other income (expense)	1,940	(2,314)	2,769	(2,646)

Loss before income tax benefit	(32,026)	(52,992)	(67,807)	(56,206)
Income tax benefit	(6,076)	(7,705)	(15,194)	(8,511)
Net loss	(25,950)	(45,287)	(52,613)	(47,695)
Net loss attributable to noncontrolling interest	—	(13,889)	—	(15,525)
Net loss attributable to Frank's International N.V.	(25,950)	(31,398)	(52,613)	(32,170)
Preferred stock dividends	—	(1)	—	(1)
Net loss available to Frank's International N.V. common shareholders	$(25,950)	$(31,399)	$(52,613)	$(32,171)

Dividends per common share	$0.075	$0.15	$0.15	$0.30

Loss per common share:
Basic and diluted	$(0.12)	$(0.20)	$(0.24)	$(0.21)

Weighted average common shares outstanding:
Basic and diluted	222,914	155,440	222,740	155,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net loss	$(25,950)	$(45,287)	$(52,613)	$(47,695)
Other comprehensive income (loss):
Foreign currency translation adjustments	838	(912)	1,321	1,750
Marketable securities:
Unrealized gain (loss) on marketable securities	77	700	(4)	1,116
Reclassification to net income	—	—	(395)	—
Deferred tax asset / liability change	—	(235)	158	(460)
Unrealized gain (loss) on marketable securities, net of tax	77	465	(241)	656
Total other comprehensive income (loss)	915	(447)	1,080	2,406
Comprehensive loss	(25,035)	(45,734)	(51,533)	(45,289)
Less: Comprehensive loss attributable to noncontrolling interest	—	(14,003)	—	(14,916)
Comprehensive loss attributable to Frank's International N.V.	$(25,035)	$(31,731)	$(51,533)	$(30,373)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2016
					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Interest	Equity
Balances at December 31, 2015	155,146	$2,045	$712,486	$531,621	$(25,555)	$(9,298)	$240,127	$1,451,426
Net loss	—	—	—	(32,170)	—	—	(15,525)	(47,695)
Foreign currency translation adjustments	—	—	—	—	1,306	—	444	1,750
Change in marketable securities	—	—	—	—	491	—	165	656
Equity-based compensation expense	—	—	8,528	—	—	—	—	8,528
Distributions to noncontrolling interest	—	—	—	—	—	—	(8,027)	(8,027)
Common stock dividends ($0.30 per share)	—	—	—	(46,842)	—	—	—	(46,842)
Preferred stock dividends	—	—	—	(1)	—	—	—	(1)
Common shares issued upon vesting of restricted stock units	384	4	(4)	—	—	—	—	—
Common shares issued for employee stock purchase plan (ESPP)	76	1	972	—	—	—	—	973
Treasury shares withheld	(91)	—	—	—	—	(1,396)	—	(1,396)
Balances at June 30, 2016	155,515	$2,050	$721,982	$452,608	$(23,758)	$(10,694)	$217,184	$1,359,372

	Six Months Ended June 30, 2017
					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Interest	Equity
Balances at December 31, 2016	222,401	$2,802	$1,036,786	$317,270	$(32,977)	$(12,562)	$—	$1,311,319
Net loss	—	—	—	(52,613)	—	—	—	(52,613)
Foreign currency translation adjustments	—	—	—	—	1,321	—	—	1,321
Change in marketable securities	—	—	—	—	(241)	—	—	(241)
Equity-based compensation expense	—	—	9,116	—	—	—	—	9,116
Common stock dividends ($0.15 per share)	—	—	—	(33,426)	—	—	—	(33,426)
Common shares issued upon vesting of restricted stock units	685	7	(7)	—	—	—	—	—
Common shares issued for ESPP	50	1	525	—	—	—	—	526
Treasury shares issued upon vesting of restricted stock units	1	—	(31)	—	—	23	—	(8)
Treasury shares issued for ESPP	105	1	(903)	—	—	1,642	—	740
Treasury shares withheld	(190)	—	—	—	—	(2,241)	—	(2,241)
Balances at June 30, 2017	223,052	$2,811	$1,045,486	$231,231	$(31,897)	$(13,138)	$—	$1,234,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(52,613)	$(47,695)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Depreciation and amortization	62,050	57,733
Equity-based compensation expense	9,116	8,528
Amortization of deferred financing costs	246	82
Deferred tax benefit	(20,320)	(9,071)
Provision for bad debts	371	10,374
Gain on sale of assets	(1,262)	(1,049)
Changes in fair value of investments	(1,474)	(329)
Realized loss on sale of investment	478	—
Unrealized (gain) loss on derivatives	730	(319)
Other	(1,876)	—
Changes in operating assets and liabilities
Accounts receivable	(6,697)	68,766
Inventories	5,627	11,378
Other current assets	3,102	3,058
Other assets	1,745	188
Accounts payable	(439)	(2,166)
Deferred revenue	(7,707)	(21,223)
Accrued and other current liabilities	4,839	(17,958)
Other non-current liabilities	(3,383)	(2,260)
Net cash (used in) provided by operating activities	(7,467)	58,037

Cash flows from investing activities
Purchases of property, plant and equipment	(15,197)	(18,371)
Proceeds from sale of assets	2,200	1,957
Proceeds from sale of investments	11,499	—
Purchase of investments	(118)	(838)
Other	(43)	—
Net cash used in investing activities	(1,659)	(17,252)

Cash flows from financing activities
Repayments of borrowings	(154)	(4,960)
Proceeds from borrowings	—	256
Dividends paid on common stock	(33,426)	(46,842)
Dividends paid on preferred stock	—	(1)
Distribution to noncontrolling interest	—	(8,027)
Net treasury shares withheld	(2,249)	(1,396)
Proceeds from the issuance of ESPP shares	1,266	973
Net cash used in financing activities	(34,563)	(59,997)
Effect of exchange rate changes on cash	(887)	(1,776)
Net decrease in cash and cash equivalents	(44,576)	(20,988)
Cash and cash equivalents at beginning of period	319,526	602,359
Cash and cash equivalents at end of period	$274,950	$581,371

Non-cash transactions:
Change in accounts payable and accrued expenses related to capital expenditures	$2,901	$739

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

Basis of Presentation

The condensed consolidated financial statements of FINV for the three and six months ended June 30, 2017 and 2016 include the activities of Frank's International C.V. ("FICV") and its wholly owned subsidiaries (collectively, the "Company," "we," "us" or "our"). All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

Our accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. The consolidated balance sheet at December 31, 2016 is derived from audited financial statements. However, certain information and footnote disclosures required by generally accepted accounting principles in the United States of America ("GAAP") for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2016, which are included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 24, 2017 ("Annual Report"). In the opinion of management, these condensed consolidated financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments that were necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year.

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

This reclassification of costs between cost of revenue and G&A has no net impact to the condensed consolidated statements of income or to total segment reporting. The change will better reflect the CODM's philosophy on assessing performance and allocating resources, as well as improve comparability to the Company's peer group. This is a change in costs classification and has been reflected retrospectively for all periods presented.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of reclassifications to previously reported amounts (in thousands):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	As previously reported	Reclassifications	As currently reported	As previously reported	Reclassifications	As currently reported
Condensed Consolidated Statements of Operations
Cost of revenues, exclusive of depreciation and amortization
Equipment rentals and services	$52,564	$11,745	$64,309	$108,365	$24,293	$132,658
Products	17,028	2,898	19,926	29,357	6,060	35,417
General and administrative expenses	70,310	(14,643)	55,667	129,262	(30,353)	98,909

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

In May 2017, the FASB issued guidance to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when accounting for a change to the terms and conditions of a share-based payment award. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The amendments in this guidance should be applied prospectively to an award modified on or after the adoption date. Management is evaluating the provisions of this new accounting guidance, including which period to adopt, and has not determined what impact the adoption will have on our consolidated financial statements.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued amendments to guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services. Under the new standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.

We are currently determining the impacts of the new standard on our contract portfolio. Our implementation efforts to date include the identification of revenue streams with similar contract structures, performing a detailed review of key contracts by revenue stream and comparing historical policies and practices to the new standard. Our evaluation of the impact of the new guidance on our consolidated financial statements is ongoing and we continue to evaluate the quantitative and qualitative impacts of the standard on timing of recognition for various revenues, which may be accelerated or deferred depending on the features of the customer arrangements and the presentation of contract costs (whether presented gross or offset against revenues). We currently anticipate adopting this standard using the modified retrospective method.

Note 2—Noncontrolling Interest

We hold an economic interest in FICV and are responsible for all operational, management and administrative decisions relating to FICV’s business. Effective with the August 2016 conversion of all of Mosing Holdings, LLC's ("Mosing Holdings") Series A preferred stock (the "Preferred Stock"), Mosing Holdings transferred all its interest in FICV to us and the noncontrolling interest associated with Mosing Holdings was eliminated.

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

A reconciliation of net loss attributable to noncontrolling interest is detailed as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2016
Net loss	$(45,287)	$(47,695)
Add: Benefit for U.S. income taxes of FINV (1)	(9,609)	(13,493)
Less: (Income) loss of FINV (2)	88	(74)
Net loss subject to noncontrolling interest	(54,808)	(61,262)
Noncontrolling interest percentage (3)	25.3%	25.3%
Net loss attributable to noncontrolling interest	$(13,889)	$(15,525)

(1)	Represents income tax benefit of entities outside of FICV as well as income tax attributable to our proportionate share of the U.S. operations of our partnership interests in FICV.

(2)	Represents results of operations for entities outside of FICV.

(3)
Represents the economic interest in FICV held by Mosing Holdings at June 30, 2016. This percentage changed as additional shares of FINV common stock were issued. Effective August 26, 2016, Mosing Holdings delivered its economic interest in FICV to us.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Acquisition and Divestiture

Blackhawk Acquisition

On November 1, 2016, we completed a transaction to acquire all outstanding shares in Blackhawk Group Holdings, Inc., the ultimate parent company of Blackhawk Specialty Tools LLC, ("Blackhawk") pursuant to the terms of a definitive merger agreement dated October 6, 2016. Blackhawk is a leading provider of well construction and well intervention services and products and the acquisition will allow us to combine Blackhawk’s cementing tool expertise and well intervention services with our global tubular running services. In conjunction with the acquisition, FI Tools Holdings, LLC, our newly formed subsidiary, merged with and into Blackhawk, with Blackhawk surviving the merger as our wholly-owned subsidiary. The merger consideration was comprised of a combination of $150.4 million of cash on hand and 12.8 million shares of our common stock, on a cash-free, debt-free basis, for total consideration of $294.6 million (based on our closing share price on October 31, 2016 of $11.25 and including working capital adjustments).

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

The following table shows our unaudited pro forma financial information assuming the transaction occurred on January 1, 2015 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2016
Revenue	$136,680	$311,060
Net loss applicable to common shares	(37,353)	(40,964)
Loss per common share:
Basic and diluted	$(0.22)	$(0.24)

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The preliminary purchase price allocation was prepared in connection with our annual financial statements filed on our Annual Report. In 2017, we adjusted the purchase price allocation for a litigation settlement and the final valuation report. The following table summarizes the preliminary and the final purchase price allocations of the fair values of the assets acquired and liabilities assumed as part of the Blackhawk acquisition as of November 1, 2016 as determined in accordance with business combination accounting guidance (in thousands):

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

Divestiture

On March 15, 2017, we sold a fully depreciated aircraft for a total sales price of $1.3 million and recorded a gain on sale of $1.3 million.

Note 4—Accounts Receivable, net

Accounts receivable at June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Trade accounts receivable, net of allowance of $14,064 and $14,337, respectively	$108,753	$89,096
Unbilled revenue	24,829	30,882
Taxes receivable	29,614	42,870
Affiliated (1)	838	717
Other receivables	3,931	3,852
Total accounts receivable	$167,965	$167,417

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates and receivables for aircraft charter income.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventories

Inventories at June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Pipe and connectors	$92,281	$102,360
Finished goods	15,850	14,257
Work in progress	7,933	7,099
Raw materials, components and supplies	19,034	15,363
Total inventories	$135,098	$139,079

Note 6—Property, Plant and Equipment

The following is a summary of property, plant and equipment at June 30, 2017 and December 31, 2016 (in thousands):

	Estimated Useful Lives in Years	June 30, 2017	December 31, 2016
Land	—	$15,948	$15,730
Land improvements	8-15	9,256	9,379
Buildings and improvements	39	129,967	73,211
Rental machinery and equipment	7	933,489	933,667
Machinery and equipment - other	7	58,559	60,182
Furniture, fixtures and computers	5	20,767	19,073
Automobiles and other vehicles	5	32,650	36,796
Aircraft	7	—	16,267
Leasehold improvements	7-15, or lease term if shorter	10,261	8,027
Construction in progress - machinery and equipment and buildings	—	70,050	120,937
		1,280,947	1,293,269
Less: Accumulated depreciation		(755,108)	(726,245)
Total property, plant and equipment, net		$525,839	$567,024

Note 7—Other Assets

Other assets at June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Cash surrender value of life insurance policies (1)	$29,088	$36,269
Deposits	2,217	2,343
Other	1,686	6,921
Total other assets	$32,991	$45,533

(1)	See Note 10 – Fair Value Measurements

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Accrued and Other Current Liabilities

Accrued and other current liabilities at June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016

Accrued compensation	$12,239	$10,250
Accrued property and other taxes	23,819	19,740
Accrued severance and other charges	1,942	6,150
Income taxes	5,653	6,857
Accrued medical claims	907	604
Accrued purchase orders	6,260	2,083
Other	20,281	19,266
Total accrued and other current liabilities	$71,101	$64,950

Note 9—Debt

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments to $150.0 million. At June 30, 2017 and December 31, 2016, we had $4.4 million and $3.7 million, respectively, in letters of credit outstanding and no outstanding borrowings under this facility.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 28, 2017, the Company obtained a limited waiver under its Revolving Credit Agreement, dated August 14, 2013, by and among FICV (as borrower), Amegy Bank National Association (as administrative agent), Capital One, National Association (as syndication agent) and the other lenders party thereto (the "Credit Agreement"), of its leverage ratio and interest coverage ratio for the fiscal quarters ending March 31, 2017 and June 30, 2017 (the “Waiver”) in order to not be in default for first quarter of 2017 testing. The Company agreed to comply with the following conditions during the period from the effective date of the Waiver until the delivery of its compliance certificate with respect to the fiscal quarter ending September 30, 2017: (i) maintain no less than $250.0 million in liquidity; (ii) abide by certain restrictions regarding the issuance of senior unsecured debt; and (iii) pay interest and commitment fees based on the highest “Applicable Margin” (as defined in the Credit Agreement) level. In connection with the Waiver, the Company paid a waiver fee to each lender that executed the Waiver equal to five basis points of the respective lender’s commitment under the Credit Agreement.

Citibank Credit Facility

In 2016, we entered into a three-year credit facility with Citibank N.A., UAE Branch in the amount of $6.0 million for the issuance of standby letters of credit and guarantees. The credit facility also allows for open ended guarantees. Outstanding amounts under the credit facility bear interest of 1.25% per annum for amounts outstanding up to one year. Amounts outstanding more than one year bear interest at 1.5% per annum. As of June 30, 2017 and December 31, 2016, we had $3.0 million and $2.2 million, respectively, in letters of credit outstanding.

Note 10—Fair Value Measurements

We follow fair value measurement authoritative accounting guidance for measuring fair values of assets and liabilities in financial statements. We have consistently used the same valuation techniques for all periods presented. Please see Note 10 - Fair Value Measurements in our Annual Report for further discussion.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2017 and December 31, 2016, were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2017
Assets:
Derivative financial instruments	$—	$25	$—	$25
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	—	29,088	—	29,088
Marketable securities - other	164	—	—	164
Liabilities:
Derivative financial instruments	—	609	—	609
Deferred compensation plan	—	27,586	—	27,586

December 31, 2016
Assets:
Derivative financial instruments	$—	$146	$—	$146
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	—	36,269	—	36,269
Marketable securities - other	3,692	—	—	3,692
Liabilities:
Deferred compensation plan	—	30,307	—	30,307

Our derivative financial instruments consist of short-duration foreign currency forward contracts. The fair value of our derivative financial instruments is based on quoted market values including foreign exchange forward rates and interest rates. The fair value is computed by discounting the projected future cash flow amounts to present value. Derivative financial instruments are included in our condensed consolidated balance sheets in accounts receivable, net and accrued and other current liabilities at June 30, 2017 and in accounts receivable, net, at December 31, 2016.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11— Derivatives

We enter into short-duration foreign currency forward derivative contracts to reduce the risk of foreign currency fluctuations. We use these instruments to mitigate our exposure to non-local currency operating working capital. We record these contracts at fair value on our condensed consolidated balance sheets. Although the derivative contracts will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not formally designated as hedge contracts for hedge accounting treatment. Accordingly, any changes in the fair value of the derivative instruments during a period will be included in our condensed consolidated statements of operations.

As of June 30, 2017 and December 31, 2016, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

	June 30, 2017
Derivative Contracts	Notional Amount	Contractual Exchange Rate	Settlement Date
Canadian dollar	$6,040	1.3245	9/14/2017
Euro	7,747	1.1227	9/15/2017
Euro	2,260	1.1302	7/14/2017
Norwegian krone	9,472	8.4461	9/15/2017
Pound sterling	11,479	1.2755	9/15/2017

	December 31, 2016
Derivative Contracts	Notional Amount	Contractual Exchange Rate	Settlement Date
Canadian dollar	$4,553	1.3179	3/14/2017
Euro	4,753	1.0563	3/14/2017
Euro	2,558	1.0659	1/13/2017
Norwegian krone	3,643	8.5101	3/14/2017
Pound sterling	3,908	1.2607	3/14/2017

The following table summarizes the location and fair value amounts of all derivative contracts in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 (in thousands):

Derivatives not Designated as Hedging Instruments	Consolidated Balance Sheet Location	June 30, 2017	December 31, 2016
Foreign currency contracts	Accounts receivable, net	$25	$146
Foreign currency contracts	Accrued and other current liabilities	(609)	—

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location and amounts of the realized and unrealized gains and losses on derivative contracts in the condensed consolidated statements of operations (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative Contracts	2017	2016	2017	2016
Unrealized gain (loss) on foreign currency contracts	Other income, net	$(274)	$1,293	$(730)	$319
Realized loss on foreign currency contracts	Other income, net	(807)	(865)	(552)	(1,579)
Total net income (loss) on foreign currency contracts		$(1,081)	$428	$(1,282)	$(1,260)

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

The following table presents the gross and net fair values of our derivatives at June 30, 2017 and December 31, 2016 (in thousands):

	Derivative Asset Positions		Derivative Liability Positions
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Gross position - asset / (liability)	$25	$181	$(609)	$(35)
Netting adjustment	—	(35)	—	35
Net position - asset / (liability)	$25	$146	$(609)	$—

Note 12—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease office space from an affiliated company. Rent expense related to these leases was $1.7 million and $1.8 million for the three months ended June 30, 2017 and 2016, respectively, and $3.5 million and $4.5 million for the six months ended June 30, 2017 and 2016, respectively.

We are a party to certain agreements relating to the rental of aircraft to Western Airways ("WA"), an entity owned by the Mosing family. The WA agreements reflect both dry lease and wet lease rental, whereby we are charged a flat monthly fee primarily for crew, hangar, maintenance and administration costs in addition to other variable costs for fuel and maintenance. We also earn charter income from third party usage through a revenue sharing agreement. We recorded $0.7 million and $0.5 million of net charter expense for the three months ended June 30, 2017 and 2016, respectively, and $0.6 million and $0.5 million of net charter expense for six months ended June 30, 2017 and 2016, respectively.

During the first quarter of 2017, we committed to a formal plan to sell two aircraft and determined those assets met the criteria to be classified as held for sale in our unaudited condensed consolidated balance sheet.

Tax Receivable Agreement

Mosing Holdings and its permitted transferees converted all of their Preferred Stock into shares of our common stock on a one-for-one basis on August 26, 2016, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, by delivery of an equivalent portion of their interests in FICV to us (the “Conversion”). FICV will make an election under Section 754 of the Internal Revenue Code. Pursuant

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to the Section 754 election, the Conversion will result in an adjustment to the tax basis of the tangible and intangible assets of FICV with respect to the portion of FICV now held by FINV. These adjustments will be allocated to FINV. The adjustments to the tax basis of the tangible and intangible assets of FICV described above would not have been available absent this Conversion. The basis adjustments are expected to reduce the amount of tax that FINV would otherwise be required to pay in the future. These basis adjustments may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

As of both June 30, 2017 and December 31, 2016, our estimated TRA liability was $124.6 million. This represents 85% of the future cash savings expected from the utilization of the original basis adjustments plus subsequent basis adjustments that will result from payments under the TRA agreement. The estimation of the TRA liability is by its nature imprecise and subject to significant assumptions regarding the amount and timing of taxable income in the future and the tax rates then applicable. The time period over which the cash savings is expected to be realized is estimated to be over 20 years. Based on FINV’s estimated tax position, we expect to make a TRA payment in 2017 of approximately $2.1 million for the tax year ending December 31, 2016.

The payment obligations under the TRA are our obligations and are not obligations of FICV. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless FINV elects to exercise its sole right to terminate the TRA early. If FINV elects to terminate the TRA early, which it may do so in its sole discretion, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that Mosing Holdings or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on June 30, 2017, the estimated termination payment would be approximately $100.8 million (calculated using a discount rate of 5.61%). The foregoing number is merely an estimate and the actual payment could differ materially.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Loss Per Common Share

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

The following table summarizes the basic and diluted loss per share calculations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator
Net loss	$(25,950)	$(45,287)	$(52,613)	$(47,695)
Less: Net loss attributable to noncontrolling interest	—	13,889	—	15,525
Less: Preferred stock dividends	—	(1)	—	(1)
Net loss available to common shareholders	$(25,950)	$(31,399)	$(52,613)	$(32,171)
Denominator
Basic and diluted (1) weighted average common shares	222,914	155,440	222,740	155,342
Loss per common share:
Basic and diluted	$(0.12)	$(0.20)	$(0.24)	$(0.21)

(1)	Approximate number of shares of potentially convertible preferred stock to common stock up until the time of conversion on August 26, 2016, unvested restricted stock units and stock to be issued pursuant to the employee stock purchase plan have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive when the results from operations are at a net loss.	425	54,534	616	54,489

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

Our effective tax rate on loss before income taxes was 19.0% and 14.5% for the three months ended June 30, 2017 and 2016, respectively, and 22.4% and 15.1% for the six months ended June 30, 2017 and 2016, respectively. The higher rate is due primarily to a change in jurisdictional mix. In addition, the tax rate for all periods is lower than the U.S. statutory income tax rate of 35% due to lower statutory tax rates in certain foreign jurisdictions where we operate.

As of June 30, 2017, there were no significant changes to our unrecognized tax benefits as reported in our audited financial statements for the year ended December 31, 2016.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of June 30, 2017 and December 31, 2016. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

We are conducting an internal investigation of the operations of certain of our foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act, our policies and other applicable laws. In June 2016, we voluntarily disclosed the existence of our extensive internal review to the SEC, the United States Department of Justice and other governmental entities. It is our intent to fully cooperate with these agencies and any other applicable authorities in connection with any further investigation that may be conducted in connection with this matter. While our review has not indicated that there has been any material impact on our previously filed financial statements, we have continued to collect information and cooperate with the authorities, but at this time are unable to predict the ultimate resolution of these matters with these agencies. In addition, during the course of the investigation, we discovered historical business transactions (and bids to enter into business transactions) in certain countries that may have been subject to U.S. and other international sanctions. We have disclosed this information to various governmental entities (including those involved in our ongoing investigation), but at this time are unable to predict the ultimate resolution of these matters with these agencies, including any financial impact to us.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before interest income, net, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss, equity-based compensation, unrealized and realized gain or loss, other non-cash adjustments and other charges. We review Adjusted EBITDA on both a consolidated basis and on a segment basis. We use Adjusted EBITDA to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), income tax, foreign currency exchange rates and other charges and credits. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP. Previously reported Adjusted EBITDA for the three and six months ended June 30, 2016 has been adjusted for investigation-related matters by $1.4 million and $3.3 million, respectively, as management believes removing the effect of these items allows for better comparability across periods.

Our CODM uses Adjusted EBITDA as the primary measure of segment reporting performance.

The following table presents a reconciliation of Segment Adjusted EBITDA to net loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Segment Adjusted EBITDA:
International Services	$9,022	$(4,159)	$14,308	$27,220
U.S. Services	(9,238)	(9,753)	(16,453)	(7,023)
Tubular Sales	815	1,624	3,069	1,178
Blackhawk	2,965	—	4,176	—
	3,564	(12,288)	5,100	21,375
Interest income, net	753	198	1,151	404
Income tax benefit	6,076	7,705	15,194	8,511
Depreciation and amortization	(30,951)	(28,283)	(62,050)	(57,733)
Gain (loss) on sale of assets	(210)	279	1,262	1,049
Foreign currency gain (loss)	599	(4,170)	1,345	(4,211)
Charges and credits (1)	(5,781)	(8,728)	(14,615)	(17,090)
Net loss	$(25,950)	$(45,287)	$(52,613)	$(47,695)

(1)
Comprised of Equity-based compensation expense (for the three months ended June 30, 2017 and 2016: $3,415 and $4,320, respectively, and for the six months ended June 30, 2017 and 2016: $9,116 and $8,528, respectively), Mergers and acquisition expense (for the three months ended June 30, 2017 and 2016: $10 and none, respectively, and for the six months ended June 30, 2017 and 2016: $459 and none, respectively), Severance and other charges (for the three months ended June 30, 2017 and 2016: $(299) and $3,718, respectively, and for the six months ended June 30, 2017 and 2016: $738 and $4,324, respectively), Unrealized and realized gains (losses) (for the three months ended June 30, 2017 and 2016: $(1,088) and $695, respectively, and for the six months ended June 30, 2017 and 2016: $(1,696) and $(963), respectively) and Investigation-related matters (for the three months ended June 30, 2017 and 2016: $1,567 and $1,385, respectively, and for the six months ended June 30, 2017 and 2016: $2,606 and $3,275, respectively).

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information with respect to our reportable segments (in thousands):

	International Services	U.S. Services	Tubular Sales	Blackhawk	Eliminations	Total
Three Months Ended June 30, 2017
Revenue from external customers	$53,499	$29,905	$16,141	$18,114	$—	$117,659
Inter-segment revenue	12	4,543	3,564	72	(8,191)	—
Operating income (loss)	(6,980)	(24,292)	805	(3,499)	—	(33,966)
Adjusted EBITDA	9,022	(9,238)	815	2,965	—	*

Three Months Ended June 30, 2016
Revenue from external customers	$57,350	$37,118	$26,478	$—	$—	$120,946
Inter-segment revenue	29	3,940	4,351	—	(8,320)	—
Operating income (loss)	(22,430)	(28,649)	401	—	—	(50,678)
Adjusted EBITDA	(4,159)	(9,753)	1,624	—	—	*

Six Months Ended June 30, 2017
Revenue from external customers	$100,109	$60,871	$33,086	$34,324	$—	$228,390
Inter-segment revenue	15	8,828	7,239	72	(16,154)	—
Operating income (loss)	(16,493)	(47,639)	3,185	(9,629)	—	(70,576)
Adjusted EBITDA	14,308	(16,453)	3,069	4,176	—	*

Six Months Ended June 30, 2016
Revenue from external customers	$140,412	$85,898	$48,122	$—	$—	$274,432
Inter-segment revenue	45	8,050	10,017	—	(18,112)	—
Operating loss	(8,137)	(44,307)	(1,116)	—	—	(53,560)
Adjusted EBITDA	27,220	(7,023)	1,178	—	—	*
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

Market Outlook

The market for our products and services continues to be challenged by depressed oil and gas commodity prices and reduced customer spending on offshore exploration and development projects. Despite some stabilization in commodity prices and increases in U.S. onshore activity and profitability, commodity prices remain below levels necessary for meaningful increases in offshore activity, particularly in the markets of West Africa and the U.S. Gulf of Mexico. For the remainder of 2017, we expect to see further deterioration of pricing and activity in the U.S. Gulf of Mexico and, consequently, our Tubular Sales business segment. International markets are beginning to show signs of stabilization and the potential for reaching an activity bottom in the next twelve months. We expect to see growth in our Blackhawk segment both in the U.S. onshore and in select international markets during the year as we expand its operational footprint. In order to offset some of the declines in activity and pricing, we continue to look for ways to improve our operational efficiency and grow share in markets in which we have historically been underrepresented, including international land and shelf opportunities. We also continue to evaluate potential acquisitions to broaden our well construction offering and position the company for revenue growth in a market recovery.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) before interest income, net, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss, equity-based compensation, unrealized gain or loss, other non-cash adjustments and other charges or credits. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues. We review Adjusted EBITDA and Adjusted EBITDA margin on both a consolidated basis and on a segment basis. We use Adjusted EBITDA and Adjusted EBITDA margin to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), items outside the control of our management team (such as income tax and foreign currency exchange rates) and other charges outside the normal course of business. Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income (loss), operating income (loss), cash flow from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"). Previously reported Adjusted EBITDA for the three and six months ended June 30, 2016 has been adjusted for investigation-related matters by $1.4 million and $3.3 million, respectively, as management believes removing the effect of these items allows for better comparability across periods.

The following table presents a reconciliation of net loss to Adjusted EBITDA, our most directly comparable GAAP performance measure, as well as Adjusted EBITDA margin for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net loss	$(25,950)	$(45,287)	$(52,613)	$(47,695)
Interest income, net	(753)	(198)	(1,151)	(404)
Depreciation and amortization	30,951	28,283	62,050	57,733
Income tax benefit	(6,076)	(7,705)	(15,194)	(8,511)
(Gain) loss on sale of assets	210	(279)	(1,262)	(1,049)
Foreign currency (gain) loss	(599)	4,170	(1,345)	4,211
Charges and credits (1)	5,781	8,728	14,615	17,090
Adjusted EBITDA	$3,564	$(12,288)	$5,100	$21,375
Adjusted EBITDA margin	3.0%	(10.2)%	2.2%	7.8%

(1)
Comprised of Equity-based compensation expense (for the three months ended June 30, 2017 and 2016: $3,415 and $4,320, respectively, and for the six months ended June 30, 2017 and 2016: $9,116 and $8,528, respectively), Mergers and acquisition expense (for the three months ended June 30, 2017 and 2016: $10 and none, respectively, and for the six months ended June 30, 2017 and 2016: $459 and none, respectively), Severance and other charges ((for the three months ended June 30, 2017 and 2016: $(299) and $3,718, respectively, and for the six months ended June 30, 2017 and 2016: $738 and $4,324, respectively), Unrealized and realized (gains) losses (for the three months ended June 30, 2017 and 2016: $1,088 and $(695), respectively, and for the six months ended June 30, 2017 and 2016: $1,696 and $963, respectively) and Investigation-related matters (for the three months ended June 30, 2017 and 2016: $1,567 and $1,385, respectively, and for the six months ended June 30, 2017 and 2016: $2,606 and $3,275, respectively).

For a reconciliation of our Adjusted EBITDA on a segment basis to the most comparable measure calculated in accordance with GAAP, see “Operating Segment Results.”

Safety Performance

Maintaining a strong safety record is a critical component of our operational success. Many of our customers have safety standards we must satisfy before we can perform services. As a result, we continually monitor and improve our safety performance through the evaluation of safety observations, job and customer surveys, and safety data. The primary measure for our safety performance is the tracking of the Total Recordable Incident Rate in addition to the Lost Time Incident Rate, which are reviewed on both a monthly and rolling twelve-month basis.

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)
Revenues:
Equipment rentals and services	$93,533	$95,177	$179,855	$226,434
Products	24,126	25,769	48,535	47,998
Total revenue	117,659	120,946	228,390	274,432

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Equipment rentals and services (1)	60,777	64,309	117,884	132,658
Products (1)	17,567	19,926	34,412	35,417
General and administrative expenses (1)	42,419	55,667	85,144	98,909
Depreciation and amortization	30,951	28,283	62,050	57,733
Severance and other charges	(299)	3,718	738	4,324
(Gain) loss on sale of assets	210	(279)	(1,262)	(1,049)
Operating loss	(33,966)	(50,678)	(70,576)	(53,560)

Other income (expense):
Other income, net	598	1,658	732	1,161
Interest income, net	753	198	1,151	404
Mergers and acquisition expense	(10)	—	(459)	—
Foreign currency gain (loss)	599	(4,170)	1,345	(4,211)
Total other income (expense)	1,940	(2,314)	2,769	(2,646)

Loss before income tax benefit	(32,026)	(52,992)	(67,807)	(56,206)
Income tax benefit	(6,076)	(7,705)	(15,194)	(8,511)
Net loss	(25,950)	(45,287)	(52,613)	(47,695)
Less: Net loss attributable to noncontrolling interest	—	(13,889)	—	(15,525)

Net loss attributable to Frank's International N.V.	$(25,950)	$(31,398)	$(52,613)	$(32,170)

(1)
For the three months ended June 30, 2016, $11,745 and $2,898 have been reclassified from general and administrative expenses to equipment rentals and services and products, respectively, and $24,293 and $6,060, respectively, for the six months ended June 30, 2016. See Note 1 - Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues. Revenues from external customers, excluding intersegment sales, for the three months ended June 30, 2017 decreased by $3.3 million, or 2.7%, to $117.7 million from $121.0 million for the three months ended June 30, 2016. The revenue decrease was primarily attributable to lower revenues in the majority of our segments due to declining activity as depressed oil and gas prices resulted in reduced rig count, downward pricing pressures, rig cancellations and delays as well as deferred work scopes in the International and offshore U.S. services regions while revenues for Tubular Sales decreased due to lower international demand and decreased deepwater fabrication revenue. The decrease in total revenues was partially offset by revenues from our recently acquired Blackhawk segment of $18.1 million. Revenues for our segments are discussed separately below under the heading "Operating Segment Results."

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the three months ended June 30, 2017 decreased by $5.9 million, or 7.0%, to $78.3 million from $84.2 million for the three months ended June 30, 2016. Our cost of revenues decline was consistent with our lower revenue and cost cutting initiative.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2017 decreased by $13.2 million, or 23.8%, to $42.4 million from $55.6 million for the three months ended June 30, 2016 primarily due to bad debt expense recognized in 2016 related to difficulty in collecting certain receivables in Venezuela.

Severance and other charges. Severance and other charges for the three months ended June 30, 2017 decreased by $4.0 million, or 108.0%, to $(0.3) million from $3.7 million for the three months ended June 30, 2016 due to higher workforce reductions in the second quarter of 2016 compared to 2017 as we took steps to adjust our workforce to meet the depressed demand in the industry.

Foreign currency gain (loss). Foreign currency gain for the three months ended June 30, 2017 was $0.6 million as compared to a foreign currency loss for the three months ended June 30, 2016 of $4.2 million. The change in foreign currency gain (loss) year-over-year was primarily driven by a devaluation of the Nigerian Naira during the three months ended June 30, 2016.

Income tax benefit. Income tax benefit for the three months ended June 30, 2017 decreased by $1.6 million, or 21.1%, to $6.1 million from $7.7 million for the three months ended June 30, 2016, primarily as a result of a decrease in taxable loss and changes in jurisdictional mix. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues. Revenues from external customers, excluding intersegment sales, for the six months ended June 30, 2017 decreased by $46.0 million, or 16.8%, to $228.4 million from $274.4 million for the six months ended June 30, 2016. The decrease was primarily attributable to lower revenues in the majority of our segments due to declining activity as depressed oil and gas prices resulted in reduced rig count, downward pricing pressures, rig cancellations and delays as well as deferred work scopes in the International and offshore U.S. Services regions while revenues for Tubular Sales decreased due to lower international demand and decreased deepwater fabrication revenue. The decrease in total revenues was partially offset by revenues from our recently acquired Blackhawk segment of $34.3 million. Revenues for our segments are discussed separately below under the heading "Operating Segment Results."

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the six months ended June 30, 2017 decreased by $15.8 million, or 9.4%, to $152.3 million from $168.1 million for the six months ended June 30, 2016. Our cost of revenues decline was consistent with our lower revenue and cost cutting initiative.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2017 decreased by $13.8 million, or 13.9%, to $85.1 million from $98.9 million for the six months ended June 30, 2016 primarily due to bad debt expense recognized in 2016 related to difficulty in collecting certain receivables in Venezuela.

Severance and other charges. Severance and other charges for the six months ended June 30, 2017 decreased by $3.6 million, or 82.9%, to $0.7 million from $4.3 million for the six months ended June 30, 2016 as a result of a higher workforce reduction in the first half of 2016 compared to 2017 as we took steps to adjust our workforce to meet the depressed demand in the industry.

Foreign currency gain (loss). Foreign currency gain for the six months ended June 30, 2017 was $1.3 million as compared to a foreign currency loss for the six months ended June 30, 2016 of $4.2 million. The change in foreign currency gain (loss) year-over-year was primarily driven by a devaluation of the Nigerian Naira during the six months ended June 30, 2016.

Income tax benefit. Income tax benefit for the six months ended June 30, 2017 increased by $6.7 million to $15.2 million from $8.5 million for the six months ended June 30, 2016 primarily as a result of an increase in taxable loss and changes in jurisdictional mix. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Operating Segment Results

The following table presents revenues and Adjusted EBITDA by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
International Services	$53,499	$57,350	$100,109	$140,412
U.S. Services	29,905	37,118	60,871	85,898
Tubular Sales	16,141	26,478	33,086	48,122
Blackhawk	18,114	—	34,324	—
Total	$117,659	$120,946	$228,390	$274,432

Segment Adjusted EBITDA (1):
International Services	$9,022	$(4,159)	$14,308	$27,220
U.S. Services	(9,238)	(9,753)	(16,453)	(7,023)
Tubular Sales	815	1,624	3,069	1,178
Blackhawk	2,965	—	4,176	—
	$3,564	$(12,288)	$5,100	$21,375

(1)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. (For a reconciliation of our Adjusted EBITDA, see "Adjusted EBITDA and Adjusted EBITDA Margin").

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

International Services

Revenue for the International Services segment decreased by $3.9 million for the three months ended June 30, 2017, or 6.7%, compared to the same period in 2016, primarily due to depressed oil and gas prices which have challenged the economics of our customers' development projects, particularly in Europe and Africa where complex deepwater wells had previously been large revenue drivers. Contract terminations, delays and deferments in commencement of new projects and an extremely competitive price environment have been the key drivers of the decline.

Adjusted EBITDA for the International Services segment increased by $13.2 million for the three months ended June 30, 2017, or 316.9%, compared to the same period in 2016, primarily driven by the absence of non-recurring charges recognized in 2016 of $9.7 million for bad debt primarily related to difficulty in collecting certain receivables in Venezuela and $2.5 million of additional payroll related costs for Nigeria and Mexico, as well as lower expenses in 2017 due to reduced activity and cost-cutting measures.

U.S. Services

Revenue for the U.S. Services segment decreased by $7.2 million for the three months ended June 30, 2017, or 19.4%, compared to the same period in 2016. Onshore services revenue increased by $5.1 million as a result of improved activity from increased rig counts. The offshore business saw a decrease in revenue of $12.2 million as a result of overall lower activity due to rig cancellations and delays in the Gulf of Mexico, coupled with downward pricing pressures.

Adjusted EBITDA for the U.S. Services segment increased by $0.5 million for the three months ended June 30, 2017, or 5.3%, compared to the same period in 2016 due to an increase in onshore services activity, partially offset by lower activity in our offshore services.

Tubular Sales

Revenue for the Tubular Sales segment decreased by $10.3 million for the three months ended June 30, 2017, or 39.0%, compared to the same period in 2016 primarily due to lower deepwater activity in the Gulf of Mexico.

Adjusted EBITDA for the Tubular Sales segment decreased by $0.8 million for the three months ended June 30, 2017, or 49.8%, compared to the same period in 2016 primarily due to the decrease in revenue, which was partially offset by lower expenses due to reduced activity and cost-cutting measures.

Blackhawk

The Blackhawk segment is comprised solely of the assets we acquired on November 1, 2016. Revenues and Adjusted EBITDA for the segment were $18.1 million and $3.0 million for the three months ended June 30, 2017. See Note 3 - Acquisition and Divestiture in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our Blackhawk acquisition.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

International Services

Revenue for the International Services segment decreased by $40.3 million for the six months ended June 30, 2017, or 28.7%, compared to the same period in 2016, primarily due to depressed oil and gas prices which have challenged the economics of our customers' development projects, particularly in Europe and Africa where complex deepwater wells had previously been large revenue drivers. Contract terminations, delays and deferments in commencement of new projects and an extremely competitive price environment have been the key drivers of the decline.

Adjusted EBITDA for the International Services segment decreased by $12.9 million for the six months ended June 30, 2017, or 47.4%, compared to the same period in 2016 primarily due to the decrease in revenue, which was partially offset by the absence of non-recurring charges recognized in 2016 of $9.7 million for bad debt primarily related to difficulty in collecting certain receivables in Venezuela and $2.5 million of additional payroll related costs for Nigeria and Mexico, as well as lower expenses in 2017 due to reduced activity and cost-cutting measures.

U.S. Services

Revenue for the U.S. Services segment decreased by $25.0 million for the six months ended June 30, 2017, or 29.1%, compared to the same period in 2016. Onshore services revenue increased by $5.7 million as a result of improved activity from increased rig counts. The offshore business saw a decrease in revenue of $30.6 million as a result of overall lower activity due to rig cancellations and delays in the Gulf of Mexico, coupled with downward pricing pressures.

Adjusted EBITDA for the U.S. Services segment decreased by $9.4 million for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to lower activity in our offshore services, partially offset by an increase in onshore services activity.

Tubular Sales

Revenue for the Tubular Sales segment decreased by $15.0 million for the six months ended June 30, 2017, or 31.2%, compared to the same period in 2016 primarily as a result of lower deepwater activity in the Gulf of Mexico.

Adjusted EBITDA for the Tubular Sales segment increased by $1.9 million for the six months ended June 30, 2017 compared to the same period in 2016 as it was positively impacted by cost-cutting measures undertaken during 2016.

Blackhawk

The Blackhawk segment is comprised solely of the assets we acquired on November 1, 2016. Revenues and Adjusted EBITDA for the segment were $34.3 million and $4.2 million for the six months ended June 30, 2017. See Note 3 - Acquisition and Divestiture in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our Blackhawk acquisition.

Liquidity and Capital Resources

Liquidity

At June 30, 2017, we had cash and cash equivalents of $275.0 million and debt of $0.1 million. Our primary uses of capital have been for organic growth capital expenditures. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditures are estimated at $40.0 million for 2017. We expect to spend approximately $22.0 million for the purchase and manufacture of equipment and $18.0 million for other property, plant and equipment, inclusive of the purchase or construction of facilities. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During the six months ended June 30, 2017 and 2016, capital expenditures were $15.2 million and $18.4 million, respectively, all of which were funded from internally generated funds. We believe our cash on hand should be sufficient to fund our capital expenditure and liquidity requirements for the remainder of 2017.

We paid dividends on our common stock of $33.4 million, or $0.15 per common share during the six months ended June 30, 2017. The timing, declaration, amount of, and payment of any dividends is within the discretion of our board of managing directors subject to the approval of our board of supervisory directors and will depend upon many factors, including our financial condition, earnings, capital requirements, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by our board of managing directors and our board of supervisory directors. We do not have a legal obligation to pay any dividend and there can be no assurance that we will be able to do so.

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments to $150.0 million. At June 30, 2017 and December 31, 2016, we had $4.4 million and $3.7 million, respectively, in letters of credit outstanding and no outstanding borrowings under this facility.

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

On April 28, 2017, the Company obtained a limited waiver under its Revolving Credit Agreement, dated August 14, 2013, by and among FICV (as borrower), Amegy Bank National Association (as administrative agent), Capital One, National Association (as syndication agent) and the other lenders party thereto (the "Credit Agreement"), of its leverage ratio and interest coverage ratio for the fiscal quarters ending March 31, 2017 and June 30, 2017 (the “Waiver”) in order to not be in default for first quarter of 2017 testing. The Company agreed to comply with the following conditions during the period from the effective date of the Waiver until the delivery of its compliance certificate with respect to the fiscal quarter ending September 30, 2017: (i) maintain no less than $250.0 million in liquidity; (ii) abide by certain restrictions regarding the issuance of senior unsecured debt; and (iii) pay interest and commitment fees based on the highest “Applicable Margin” (as defined in the Credit Agreement) level. In connection with the Waiver, the Company paid a waiver fee to each lender that executed the Waiver equal to five basis points of the respective lender’s commitment under the Credit Agreement.

Citibank Credit Facility

In 2016, we entered into a three-year credit facility with Citibank N.A., UAE Branch in the amount of $6.0 million for issuance of standby letters of credit and guarantees. The credit facility also allows for open ended guarantees. Outstanding amounts under the credit facility bear interest of 1.25% per annum for amounts outstanding up to one year. Amounts outstanding more than one year bear interest at 1.5% per annum. As of June 30, 2017 and December 31, 2016, we had $3.0 million and $2.2 million in letters of credit outstanding.

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

In certain circumstances, we may be required to make payments under the TRA that we have entered into with Mosing Holdings. In most circumstances, these payments will be associated with the actual cash savings that we recognize in connection with the conversion of Preferred Stock, which would reduce the actual tax benefit to us. If we were to elect to exercise our sole right to terminate the TRA early or enter into certain change of control transactions, we may incur payment obligations prior to the time we actually incur any tax benefit. In those circumstances, we would need to pay the amounts out of cash on hand, finance the payments or refrain from triggering the obligation. Though we do not have any present intention of triggering an advance payment under the TRA, based on our current liquidity and our expected ability to access debt and equity financing, we believe we would be able to make such a payment if necessary. Any such payment could reduce our cash on hand and our borrowing availability, however, which would also reduce the amount of cash available to operate our business, to fund capital expenditures and to be paid as dividends to our stockholders, among other things. Please see Note 12 - Related Party Transactions in the Notes to Unaudited Condensed Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Operating activities	$(7,467)	$58,037
Investing activities	(1,659)	(17,252)
Financing activities	(34,563)	(59,997)
	(43,689)	(19,212)
Effect of exchange rate changes on cash	(887)	(1,776)
Net decrease in cash and cash equivalents	$(44,576)	$(20,988)

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

Operating Activities

Cash flow used in operating activities was $7.5 million for the six months ended June 30, 2017 compared to cash flow provided by operating activities of $58.0 million for the same period in 2016. The decrease in cash flow in 2017 was due to unfavorable changes in working capital, primarily in accounts receivable for the six months ended June 30, 2017 as compared to the same period in 2016 as a result of lower activity due to depressed oil and gas prices.

Investing Activities

Cash flow used in investing activities was $1.7 million for the six months ended June 30, 2017 compared to $17.3 million in the same period in 2016. The decrease in net cash used in investing activities was primarily related to a decrease in purchases of property, plant and equipment and an increase in the proceeds from the sale of investments during the six months ended June 30, 2017.

Financing Activities

Cash flow used in financing activities was $34.6 million for the six months ended June 30, 2017 compared to $60.0 million in the same period in 2016. The decrease in cash flow used in financing activities was primarily due to lower dividend payments and the absence of a payment to our noncontrolling interest of $8.0 million made in the six months ended June 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2016 Annual Report on Form 10-K. Except for the change below, our exposure to market risk has not changed materially since December 31, 2016.

We account for our derivative activities under the accounting guidance for derivatives and hedging. Derivatives are recognized on the condensed consolidated balance sheet at fair value. Although the derivative contracts will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not formally designated as hedge contracts for hedge accounting treatment. Accordingly, any changes in the fair value of the derivative instruments during a period will be included in our condensed consolidated statements of operations. Based on the derivative contracts that were in place as of June 30, 2017, a 10% weakening of the U.S. dollar as compared to the Canadian dollar, Euro, Norwegian krone, and Pound sterling would result in a $3.5 million decrease in the market value of our forward contracts. Please see Item 1. Financial Statements - Note 11 - Derivatives for additional information regarding our foreign currency derivative contracts outstanding in U.S. dollars as of June 30, 2017.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of June 30, 2017 and December 31, 2016. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows. Please see Note 15 - Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

FRANK'S INTERNATIONAL N.V.

Date: August 7, 2017	By:	/s/ Kyle McClure
Kyle McClure
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1
Deed of Amendment to Articles of Association of Frank's International N.V., dated May 19, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 25, 2017).

*†10.1	Indemnification Agreement dated as of March 2, 2017, by and between Frank's International N.V. and Kyle McClure.
*†10.2	Indemnification Agreement dated as of May 19, 2017, by and between Frank's International N.V. and Robert W. Drummond.
*†10.3	Offer Letter for Kyle McClure effective as of June 5, 2017.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.