Form 10-Q
period 2017-09-30
FRANK'S INTERNATIONAL N.V.
filed 2017-11-02
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
OR
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
Yes ☐ No ☑
As of October 27, 2017, there were 223,107,260 shares of common stock, €0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2017	2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$233,338	$319,526
Short-term investments	60,598	—
Accounts receivables, net	140,906	167,417
Inventories	132,961	139,079
Assets held for sale	3,792	—
Other current assets	6,893	14,027
Total current assets	578,488	640,049

Property, plant and equipment, net	497,784	567,024
Goodwill and intangible assets, net	247,699	256,146
Deferred tax assets	—	79,309
Other assets	33,344	45,533
Total assets	$1,357,315	$1,588,061

Liabilities and Equity
Current liabilities:
Short-term debt	$87	$276
Accounts payable	21,172	16,081
Deferred revenue	9,035	18,072
Accrued and other current liabilities	75,094	64,950
Total current liabilities	105,388	99,379

Deferred tax liabilities	254	20,951
Other non-current liabilities	28,190	156,412
Total liabilities	133,832	276,742

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock, €0.01 par value, 798,096,000 shares authorized, 223,906,195 and 223,161,356 shares issued and 223,061,559 and 222,401,427 shares outstanding	2,810	2,802
Additional paid-in capital	1,048,498	1,036,786
Retained earnings	215,793	317,270
Accumulated other comprehensive loss	(30,510)	(32,977)
Treasury stock (at cost), 844,636 and 759,929 shares	(13,108)	(12,562)
Total equity	1,223,483	1,311,319
Total liabilities and equity	$1,357,315	$1,588,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Equipment rentals and services	$92,547	$85,698	$272,402	$312,132
Products	15,536	19,416	64,071	67,414
Total revenue	108,083	105,114	336,473	379,546

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Equipment rentals and services	60,981	57,307	178,865	189,965
Products	10,750	16,029	45,162	51,446
General and administrative expenses	39,963	39,677	125,107	138,586
Depreciation and amortization	30,650	26,545	92,700	84,278
Severance and other charges	1,648	14,534	2,386	18,858
Gain on sale of assets	(829)	(46)	(2,091)	(1,095)
Operating loss	(35,080)	(48,932)	(105,656)	(102,492)

Other income (expense):
Derecognition of the tax receivable agreement liability	122,515	—	122,515	—
Other income (expense), net	(384)	984	348	2,145
Interest income, net	1,019	646	2,170	1,050
Mergers and acquisition expense	—	—	(459)	—
Foreign currency gain (loss)	1,839	(1,696)	3,184	(5,907)
Total other income (expense)	124,989	(66)	127,758	(2,712)

Income (loss) before income tax expense (benefit)	89,909	(48,998)	22,102	(105,204)
Income tax expense (benefit)	87,613	(6,800)	72,419	(15,311)
Net income (loss)	2,296	(42,198)	(50,317)	(89,893)
Net loss attributable to noncontrolling interest	—	(5,216)	—	(20,741)
Net income (loss) attributable to Frank's International N.V.	2,296	(36,982)	(50,317)	(69,152)
Preferred stock dividends	—	—	—	(1)
Net income (loss) available to Frank's International N.V. common shareholders	$2,296	$(36,982)	$(50,317)	$(69,153)

Dividends per common share	$0.075	$0.075	$0.225	$0.375

Income (loss) per common share:
Basic	$0.01	$(0.21)	$(0.23)	$(0.43)
Diluted	$0.01	$(0.21)	$(0.23)	$(0.43)

Weighted average common shares outstanding:
Basic	223,056	177,125	222,847	162,656
Diluted	223,581	177,125	222,847	162,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income (loss)	$2,296	$(42,198)	$(50,317)	$(89,893)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,488	74	2,809	1,824
Marketable securities:
Unrealized gain (loss) on marketable securities	(101)	(50)	(105)	1,066
Reclassification to net income	—	—	(395)	—
Deferred tax asset / liability change	—	(5)	158	(465)
Unrealized gain (loss) on marketable securities, net of tax	(101)	(55)	(342)	601
Total other comprehensive income	1,387	19	2,467	2,425
Comprehensive income (loss)	3,683	(42,179)	(47,850)	(87,468)
Less: Comprehensive loss attributable to noncontrolling interest	—	(5,264)	—	(20,180)
Add: Transfer of Mosing Holdings, LLC ("Mosing Holdings") interest to FINV attributable to comprehensive loss	—	(8,203)	—	(8,203)
Comprehensive income (loss) attributable to Frank's International N.V.	$3,683	$(45,118)	$(47,850)	$(75,491)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2016
					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Interest	Equity
Balances at December 31, 2015	155,146	$2,045	$712,486	$531,621	$(25,555)	$(9,298)	$240,127	$1,451,426
Net loss	—	—	—	(69,152)	—	—	(20,741)	(89,893)
Foreign currency translation adjustments	—	—	—	—	1,443	—	381	1,824
Change in marketable securities	—	—	—	—	421	—	180	601
Equity-based compensation expense	—	—	12,356	—	—	—	—	12,356
Distributions to noncontrolling interest	—	—	—	—	—	—	(8,027)	(8,027)
Common stock dividends ($0.375 per share)	—	—	—	(62,333)	—	—	—	(62,333)
Preferred stock dividends	—	—	—	(1)	—	—	—	(1)
Transfer of Mosing Holdings interest to FINV	—	—	238,367	—	(8,203)	—	(211,920)	18,244
Common shares issued on conversion of Series A preferred stock ("Preferred Stock")	52,976	597	—	—	—	—	—	597
Common shares issued upon vesting of restricted stock units	1,569	18	(18)	—	—	—	—	—
Tax receivable agreement ("TRA") and associated deferred taxes	—	—	(74,788)	—	—	—	—	(74,788)
Common shares issued for employee stock purchase plan ("ESPP")	76	1	972	—	—	—	—	973
Treasury shares withheld	(225)	—	—	—	—	(3,046)	—	(3,046)
Balances at September 30, 2016	209,542	$2,661	$889,375	$400,135	$(31,894)	$(12,344)	$—	$1,247,933

	Nine Months Ended September 30, 2017
					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Interest	Equity
Balances at December 31, 2016	222,401	$2,802	$1,036,786	$317,270	$(32,977)	$(12,562)	$—	$1,311,319
Net loss	—	—	—	(50,317)	—	—	—	(50,317)
Foreign currency translation adjustments	—	—	—	—	2,809	—	—	2,809
Change in marketable securities	—	—	—	—	(342)	—	—	(342)
Equity-based compensation expense	—	—	11,458	—	—	—	—	11,458
Common stock dividends ($0.225 per share)	—	—	—	(50,424)	—	—	—	(50,424)
Common shares issued upon vesting of restricted stock units	694	7	(7)	—	—	—	—	—
Common shares issued for ESPP	50	1	511	—	—	—	—	512
Treasury shares issued upon vesting of restricted stock units	4	—	(84)	—	—	66	—	(18)
Treasury shares issued for ESPP	106	—	(166)	(736)	—	1,642	—	740
Treasury shares withheld	(193)	—	—	—	—	(2,254)	—	(2,254)
Balances at September 30, 2017	223,062	$2,810	$1,048,498	$215,793	$(30,510)	$(13,108)	$—	$1,223,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(50,317)	$(89,893)
Adjustments to reconcile net loss to cash provided by operating activities
Derecognition of the TRA liability	(122,515)	—
Depreciation and amortization	92,700	84,278
Equity-based compensation expense	11,458	12,356
Amortization of deferred financing costs	267	123
Deferred tax provision (benefit)	12,824	(25,772)
Reversal of deferred tax assets associated with the TRA	49,775	—
Provision for bad debts	358	10,410
Gain on sale of assets	(2,091)	(1,095)
Changes in fair value of investments	(2,009)	(1,061)
Realized loss on sale of investment	478	—
Unrealized loss on derivatives	49	296
Other	(1,187)	—
Changes in operating assets and liabilities
Accounts receivable	23,917	82,042
Inventories	6,146	20,032
Other current assets	7,097	5,990
Other assets	1,948	(4)
Accounts payable	(962)	474
Deferred revenue	(9,039)	(29,479)
Accrued and other current liabilities	9,272	(28,556)
Other non-current liabilities	(3,584)	(12,295)
Net cash provided by operating activities	24,585	27,846

Cash flows from investing activities
Purchases of property, plant and equipment	(18,604)	(29,777)
Proceeds from sale of assets	10,690	2,235
Proceeds from sale of investments	11,499	11,101
Purchase of investments	(60,764)	(921)
Other	(64)	—
Net cash used in investing activities	(57,243)	(17,362)

Cash flows from financing activities
Repayments of borrowings	(190)	(7,120)
Proceeds from borrowings	—	318
Costs of Preferred Stock conversion to common stock	—	(595)
Dividends paid on common stock	(50,424)	(62,333)
Dividends paid on Preferred Stock	—	(1)
Distribution to noncontrolling interest	—	(8,027)
Net treasury shares withheld for taxes	(2,272)	(3,046)
Proceeds from the issuance of ESPP shares	1,252	973
Net cash used in financing activities	(51,634)	(79,831)
Effect of exchange rate changes on cash	(1,896)	(3,162)
Net decrease in cash and cash equivalents	(86,188)	(72,509)
Cash and cash equivalents at beginning of period	319,526	602,359
Cash and cash equivalents at end of period	$233,338	$529,850

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

Basis of Presentation

The condensed consolidated financial statements of FINV for the three and nine months ended September 30, 2017 and 2016 include the activities of Frank's International C.V. ("FICV") and its wholly owned subsidiaries (collectively, the "Company," "we," "us" or "our"). All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

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

Reclassifications

Historically, and through December 31, 2016, certain direct and indirect costs related to operations and manufacturing were classified and reported as general and administrative expenses ("G&A"). The historical classification was consistent with the information used by the Company’s chief operating decision maker ("CODM") to assess performance of the Company’s segments and make resource allocation decisions, and the classification of such costs within the condensed consolidated statements of operations was aligned with the segment presentation. Effective January 1, 2017, the Company changed the classification of certain of these costs in its segment reporting disclosures and within the condensed consolidated statements of operations to reflect a change in the presentation of the information used by the Company’s CODM.

This reclassification of costs between cost of revenue and G&A has no net impact to the condensed consolidated statements of operations or to total segment reporting. The change will better reflect the CODM's philosophy on assessing performance and allocating resources, as well as improve comparability to the Company's peer group. This is a change in costs classification and has been reflected retrospectively for all periods presented.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of reclassifications to previously reported amounts (in thousands):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	As previously reported	Reclassifications	As currently reported	As previously reported	Reclassifications	As currently reported
Condensed Consolidated Statements of Operations
Cost of revenues, exclusive of depreciation and amortization
Equipment rentals and services	$47,002	$10,305	$57,307	$155,367	$34,598	$189,965
Products	13,237	2,792	16,029	42,594	8,852	51,446
General and administrative expenses	52,774	(13,097)	39,677	182,036	(43,450)	138,586

Significant Accounting Policies

Short‑term investments

Short‑term investments consist of commercial paper. These investments have original maturities of greater than three months but less than twelve months. They are classified as held-to-maturity investments, which are recorded at amortized cost.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates ("ASUs") to the FASB’s Accounting Standards Codification.

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and were either determined to be not applicable or are expected to have immaterial impact on our consolidated financial position or results of operations.

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

In January 2017, the FASB issued new accounting guidance for business combinations clarifying the definition of a business. The objective of the guidance is to help companies and other organizations which have acquired or sold a business to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, the guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted under certain circumstances. Management is evaluating the provisions of this new accounting guidance.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2016, the FASB issued accounting guidance for leases. The main objective of the accounting guidance is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and the new guidance is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The new guidance requires lessees to recognize assets and liabilities arising from leases on the balance sheet and further defines a lease as a contract that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has both (1) the right to obtain substantially all of the economic benefit from the use of the asset and (2) the right to direct the use of the asset. The accounting guidance requires disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early application is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements and plan to adopt the new standard effective January 1, 2019.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2014, the FASB issued amendments to guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services. Under the new standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items. In July 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual periods, and interim reporting periods within those fiscal years, beginning after that date.

We are currently determining the impacts of the new standard on our contract portfolio. Our implementation efforts to date include the identification of revenue streams with similar contract structures, performing a detailed review of key contracts by revenue stream and comparing historical policies and practices to the new standard. Our evaluation of the impact of the new guidance on our consolidated financial statements is ongoing and we continue to evaluate the quantitative and qualitative impacts of the standard on timing of recognition for various revenues. While we are continuing to perform our analysis, at the present time, we anticipate the adoption of the new standard will have an immaterial impact on revenues from contracts for equipment rentals and services. However, revenues from product sales with bill-and-hold arrangements may be accelerated once we adopt the new standard. We will adopt the new standard effective January 1, 2018 using the modified retrospective method.

Note 2—Noncontrolling Interest

We hold an economic interest in FICV and are responsible for all operational, management and administrative decisions relating to FICV’s business. Effective with the August 2016 conversion of all of Mosing Holdings' Preferred Stock, Mosing Holdings transferred all its interest in FICV to us and the noncontrolling interest associated with Mosing Holdings was eliminated.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of net loss attributable to noncontrolling interest is detailed as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2016
Net loss	$(42,198)	$(89,893)
Add: Net loss after Mosing Holdings contributed interest to FINV (1)	18,355	18,355
Add: Provision (benefit) for U.S. income taxes of FINV (2)	3,078	(10,414)
Less: Loss of FINV (3)	97	23
Net loss subject to noncontrolling interest	(20,668)	(81,929)
Noncontrolling interest percentage (4)	25.2%	25.2%
Net loss attributable to noncontrolling interest	$(5,216)	$(20,741)

(1)	Represents net loss after August 26, 2016, when Mosing Holdings transferred its interest to FINV.

(2)
Represents income tax expense (benefit) of entities outside of FICV, as well as income tax attributable to our proportionate share of the U.S. operations of our partnership interests in FICV as of August 26, 2016.

(3)	Represents results of operations for entities outside of FICV as of August 26, 2016.

(4)
Represents the economic interest in FICV held by Mosing Holdings before the preferred stock conversion on August 26, 2016. This percentage changed as additional shares of FINV common stock were issued. Effective August 26, 2016, Mosing Holdings delivered its economic interest in FICV to us.

Note 3—Acquisition and Divestitures

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

The following table shows our unaudited pro forma financial information assuming the transaction occurred on January 1, 2015 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2016
Revenue	$120,902	$431,962
Net loss applicable to common shares	(41,686)	(82,650)
Loss per common share:
Basic and diluted	$(0.22)	$(0.47)

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Divestitures

In March 2017, we sold a fully depreciated aircraft for a total sales price of $1.3 million and recorded a gain on sale of $1.3 million.

In August 2017, we sold an additional aircraft for a net sales price of $4.9 million and recorded an immaterial loss.

In September 2017, we sold a building in the Middle East region for a net sales price of $2.7 million and recorded a gain on sale of $0.6 million.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Accounts Receivable, net

Accounts receivable at September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Trade accounts receivable, net of allowance of $13,907 and $14,337, respectively	$96,034	$89,096
Unbilled revenue	24,464	30,882
Taxes receivable	13,987	42,870
Affiliated (1)	895	717
Other receivables	5,526	3,852
Total accounts receivable	$140,906	$167,417

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates and receivables for aircraft charter income.

Note 5—Inventories

Inventories at September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Pipe and connectors	$88,982	$102,360
Finished goods	16,063	14,257
Work in progress	8,644	7,099
Raw materials, components and supplies	19,272	15,363
Total inventories	$132,961	$139,079

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Property, Plant and Equipment

The following is a summary of property, plant and equipment at September 30, 2017 and December 31, 2016 (in thousands):

	Estimated Useful Lives in Years	September 30, 2017	December 31, 2016
Land	—	$16,491	$15,730
Land improvements	8-15	9,346	9,379
Buildings and improvements (1)	39	119,971	73,211
Rental machinery and equipment	7	930,443	933,667
Machinery and equipment - other	7	56,321	60,182
Furniture, fixtures and computers	5	26,280	19,073
Automobiles and other vehicles	5	32,621	36,796
Aircraft	7	—	16,267
Leasehold improvements (1)	7-15, or lease term if shorter	9,870	8,027
Construction in progress - machinery and equipment and buildings (1)	—	68,066	120,937
		1,269,409	1,293,269
Less: Accumulated depreciation		(771,625)	(726,245)
Total property, plant and equipment, net		$497,784	$567,024

(1)	See Note 12 - Related Party Transactions for additional information.

During the third quarter of 2017, we committed to sell certain of our buildings in the Middle East region and determined those assets met the criteria to be classified as held for sale in our unaudited condensed consolidated balance sheet. As a result, we reclassified the buildings, with a net book value of $4.1 million, from property, plant and equipment to assets held for sale and recognized a $0.3 million loss.

The following table presents the depreciation and amortization associated with each line for the periods ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Equipment rentals and services	$25,663	$23,870	$78,558	$76,023
Products	1,278	989	3,838	3,081
General and administrative expenses	3,709	1,686	10,304	5,174
Total	$30,650	$26,545	$92,700	$84,278

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Other Assets

Other assets at September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Cash surrender value of life insurance policies (1)	$29,671	$36,269
Deposits	2,193	2,343
Other	1,480	6,921
Total other assets	$33,344	$45,533

(1)	See Note 10 – Fair Value Measurements

Note 8—Accrued and Other Current Liabilities

Accrued and other current liabilities at September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016

Accrued compensation	$18,758	$10,854
Accrued property and other taxes	19,781	19,740
Accrued severance and other charges	2,040	6,150
Income taxes	11,012	6,857
Accrued purchase orders	8,174	2,083
Other	15,329	19,266
Total accrued and other current liabilities	$75,094	$64,950

Note 9—Debt

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments to $150.0 million. At September 30, 2017 and December 31, 2016, we had $2.8 million and $3.7 million, respectively, in letters of credit outstanding and no outstanding borrowings under this facility. As of September 30, 2017, our ability to borrow under the Credit Facility has been reduced to approximately $30 million as a result of our decreased Adjusted EBITDA. Our borrowing capacity under the Credit Facility could be further reduced or eliminated depending on our future Adjusted EBITDA. As a result of this, our overall liquidity would be diminished.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in our Credit Agreement) of not more than 2.5 to 1.0 and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0.

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

On April 28, 2017, the Company obtained a limited waiver under its Revolving Credit Agreement, dated August 14, 2013, by and among FICV (as borrower), Amegy Bank National Association (as administrative agent), Capital One, National Association (as syndication agent) and the other lenders party thereto (the "Credit Agreement"), of its leverage ratio and interest coverage ratio for the fiscal quarters ending March 31, 2017 and June 30, 2017 (the “Waiver”) in order to not be in default for first quarter of 2017 testing. The Company agreed to comply with the following conditions during the period from the effective date of the Waiver until the delivery of its compliance certificate with respect to the fiscal quarter ending September 30, 2017: (i) maintain no less than $250.0 million in liquidity; (ii) abide by certain restrictions regarding the issuance of senior unsecured debt; and (iii) pay interest and commitment fees based on the highest “Applicable Margin” (as defined in the Credit Agreement) level. In connection with the Waiver, the Company paid a waiver fee to each lender that executed the Waiver equal to five basis points of the respective lender’s commitment under the Credit Agreement. As of September 30, 2017, we were in compliance with the covenants included in the Credit Agreement.

Citibank Credit Facility

In 2016, we entered into a three-year credit facility with Citibank N.A., UAE Branch in the amount of $6.0 million for the issuance of standby letters of credit and guarantees. The credit facility also allows for open ended guarantees. Outstanding amounts under the credit facility bear interest of 1.25% per annum for amounts outstanding up to one year. Amounts outstanding more than one year bear interest at 1.5% per annum. As of September 30, 2017 and December 31, 2016, we had $2.5 million and $2.2 million, respectively, in letters of credit outstanding.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2017 and December 31, 2016, were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2017
Assets:
Derivative financial instruments	$—	$132	$—	$132
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	—	29,671	—	29,671
Marketable securities - other	131	—	—	131
Liabilities:
Derivative financial instruments	—	35	—	35
Deferred compensation plan	—	27,659	—	27,659

December 31, 2016
Assets:
Derivative financial instruments	$—	$146	$—	$146
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	—	36,269	—	36,269
Marketable securities - other	3,692	—	—	3,692
Liabilities:
Deferred compensation plan	—	30,307	—	30,307

Our derivative financial instruments consist of short-duration foreign currency forward contracts. The fair value of our derivative financial instruments is based on quoted market values including foreign exchange forward rates and interest rates. The fair value is computed by discounting the projected future cash flow amounts to present value. Derivative financial instruments are included in our condensed consolidated balance sheets in accounts receivable, net and accrued and other current liabilities at September 30, 2017 and in accounts receivable, net, at December 31, 2016.

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

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We apply the provisions of the fair value measurement standard to our non-recurring, non-financial measurements including business combinations as well as impairment related to goodwill and other long-lived assets. For business combinations (see Note 3 - Acquisition and Divestitures), the purchase price is allocated to the assets acquired and liabilities assumed based on a discounted cash flow model for most intangibles as well as market assumptions for the valuation of equipment and other fixed assets. We utilize a discounted cash flow model in evaluating impairment

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

considerations related to goodwill and long-lived assets. Given the unobservable nature of the inputs, the discounted cash flow models are deemed to use Level 3 inputs.

Other Fair Value Considerations

The carrying values on our condensed consolidated balance sheet of our cash and cash equivalents, short-term investments, trade accounts receivable, other current assets, accounts payable, accrued and other current liabilities and lines of credit approximate fair values due to their short maturities.

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

As of September 30, 2017 and December 31, 2016, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

	September 30, 2017
Derivative Contracts	Notional Amount	Contractual Exchange Rate	Settlement Date
Canadian dollar	$5,740	1.2194	12/15/2017
Euro	5,982	1.1963	12/15/2017
Euro	2,399	1.1993	10/13/2017
Norwegian krone	5,338	7.8675	12/15/2017
Pound sterling	7,961	1.3268	12/15/2017

	December 31, 2016
Derivative Contracts	Notional Amount	Contractual Exchange Rate	Settlement Date
Canadian dollar	$4,553	1.3179	3/14/2017
Euro	4,753	1.0563	3/14/2017
Euro	2,558	1.0659	1/13/2017
Norwegian krone	3,643	8.5101	3/14/2017
Pound sterling	3,908	1.2607	3/14/2017

The following table summarizes the location and fair value amounts of all derivative contracts in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 (in thousands):

Derivatives not Designated as Hedging Instruments	Consolidated Balance Sheet Location	September 30, 2017	December 31, 2016
Foreign currency contracts	Accounts receivable, net	$132	$146
Foreign currency contracts	Accrued and other current liabilities	(35)	—

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location and amounts of the realized and unrealized gains and losses on derivative contracts in the condensed consolidated statements of operations (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative Contracts	2017	2016	2017	2016
Unrealized gain (loss) on foreign currency contracts	Other income (expense), net	$681	$(615)	$(49)	$(296)
Realized gain (loss) on foreign currency contracts	Other income (expense), net	(1,794)	511	(2,346)	(1,068)
Total net loss on foreign currency contracts		$(1,113)	$(104)	$(2,395)	$(1,364)

Our derivative transactions are governed through International Swaps and Derivatives Association master agreements. These agreements include stipulations regarding the right of offset in the event that we or our counterparty default on our performance obligations. If a default were to occur, both parties have the right to net amounts payable and receivable into a single net settlement between parties. Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.

The following table presents the gross and net fair values of our derivatives at September 30, 2017 and December 31, 2016 (in thousands):

	Derivative Asset Positions		Derivative Liability Positions
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Gross position - asset / (liability)	$239	$181	$(142)	$(35)
Netting adjustment	(107)	(35)	107	35
Net position - asset / (liability)	$132	$146	$(35)	$—

Note 12—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease facilities from these affiliated companies. The majority of these lease obligations expire in 2018 and, at our discretion, may be extended for an additional 36 months subject to agreement on pricing of the extension. These leases may be extended or allowed to expire by us depending on operational needs, market prices and the ability for us to negotiate and secure, at our discretion, alternative leases or replacement locations. Rent expense associated with our related party leases was $1.8 million for each of the three months ended September 30, 2017 and 2016, and $5.3 million and $6.2 million for the nine months ended September 30, 2017 and 2016, respectively.

In certain cases, we have made improvements to properties subject to related party leases referenced above, including the construction of buildings. As of September 30, 2017, the net book value associated with buildings we constructed on properties subject to related party leases was $62.7 million. We are depreciating the costs associated with these buildings over their estimated useful lives of approximately 39 years, which exceeds the remaining lease terms that primarily expire in 2018. Upon expiration of the leases, leasehold improvements could be construed as becoming the property of the related party lessors. As of September 30, 2017, the net book value associated with leasehold and land improvements we constructed on properties subject to related party leases was $13.4 million, a portion of which is in construction in progress. It is our intent to extend, renew, or replace the related party property leases such that we have unrestricted use of the buildings and improvements throughout their estimated useful lives. Extension, renewal or replacement of the related party property leases is dependent on negotiations with related parties, the failure of which could result in material disputes with the related parties. In the event we do not extend, renew, or

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

replace these related party property leases, we will revise the remaining estimated useful lives of the buildings accordingly.

We are a party to certain agreements relating to the rental of aircraft to Western Airways ("WA"), an entity owned by the Mosing family. The WA agreements reflect both dry lease and wet lease rental, whereby we are charged a flat monthly fee primarily for crew, hangar, maintenance and administration costs in addition to other variable costs for fuel and maintenance. We also earn charter income from third party usage through a revenue sharing agreement. We recorded $0.4 million and $0.3 million of net charter expense for the three months ended September 30, 2017 and 2016, respectively, and $1.0 million and $0.8 million of net charter expense for nine months ended September 30, 2017 and 2016, respectively.

Tax Receivable Agreement

Mosing Holdings and its permitted transferees converted all their Preferred Stock into shares of our common stock on a one-for-one basis on August 26, 2016, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, by delivery of an equivalent portion of their interests in FICV to us (the “Conversion”). FICV will make an election under Section 754 of the Internal Revenue Code. Pursuant to the Section 754 election, the Conversion will result in an adjustment to the tax basis of the tangible and intangible assets of FICV with respect to the portion of FICV now held by FINV. These adjustments will be allocated to FINV. The adjustments to the tax basis of the tangible and intangible assets of FICV described above would not have been available absent this Conversion. The basis adjustments may reduce the amount of tax that FINV would otherwise be required to pay in the future. These basis adjustments may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

The estimation of the liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As of September 30, 2017, FINV has a cumulative loss over the prior 36-month period. Based on this history of losses, as well as uncertainty regarding the timing and amount of future taxable income, we are no longer able to conclude that there will be future cash savings that will lead to additional payouts under the TRA beyond the estimated $2.1 million as of September 30, 2017 that represents 85% of the cash tax savings estimated to be realized in the 2016 federal income tax return of FINV. Additional TRA liability may be recognized in the future based on changes in expectations regarding the timing and likelihood of future cash savings.

The payment obligations under the TRA are our obligations and are not obligations of FICV. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless FINV elects to exercise its sole right to terminate the TRA early. If FINV elects to terminate the TRA early, which it may do so in its sole discretion, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that Mosing Holdings or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of control. For example, if the TRA were terminated on September 30, 2017, the estimated termination payment would be approximately $102.0 million (calculated using a discount rate of 5.63%). The foregoing number is merely an estimate and the actual payment could differ materially.

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

Note 13 - Income (Loss) Per Common Share

Basic income (loss) per common share is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is determined by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, assuming all potentially dilutive shares were issued.

We apply the treasury stock method to determine the dilutive weighted average common shares represented by the unvested restricted stock units and ESPP shares. Through August 26, 2016, the date of the conversion of all of Mosing Holdings' Preferred Stock and Mosing Holdings' transfer of interest in FICV to us, the diluted income (loss) per share calculation assumed the conversion of 100% of our outstanding Preferred Stock on an as if converted basis. Accordingly, the numerator was also adjusted to include the earnings allocated to the noncontrolling interest after taking into account the tax effect of such exchange.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the basic and diluted income (loss) per share calculations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator
Net income (loss)	$2,296	$(42,198)	$(50,317)	$(89,893)
Less: Net loss attributable to noncontrolling interest	—	5,216	—	20,741
Less: Preferred stock dividends	—	—	—	(1)
Net income (loss) available to common shareholders	$2,296	$(36,982)	$(50,317)	$(69,153)
Denominator
Basic weighted average common shares	223,056	177,125	222,847	162,656
Restricted stock units (1)	525	—	—	—
Diluted weighted average common shares (1)	223,581	177,125	222,847	162,656
Income (loss) per common share:
Basic	$0.01	$(0.21)	$(0.23)	$(0.43)
Diluted	$0.01	$(0.21)	$(0.23)	$(0.43)

(1)	Approximate number of shares of potentially convertible preferred stock to common stock up until the time of conversion on August 26, 2016, unvested restricted stock units and stock to be issued pursuant to the ESPP have been excluded from the computation of diluted income (loss) per share as the effect would be anti-dilutive when the results from operations are at a net loss position.	—	32,977	624	47,273

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

Our effective tax rate on income (loss) before income taxes was 97.4% and 13.9% for the three months ended September 30, 2017 and 2016, respectively, and 327.7% and 14.6% for the nine months ended September 30, 2017 and 2016, respectively. The higher rate is due primarily to recording valuation allowances against our net deferred tax assets. The deferred tax assets relate to net operating losses, outside basis differences in our partnership investment and other timing differences primarily associated with our U.S. operations.

In determining that a valuation allowance must be recorded in the current period, we assessed the available positive and negative evidence and concluded that it is not more likely than not that sufficient future taxable income would be generated to permit the use of our deferred tax assets. This conclusion is primarily the result of cumulative losses incurred in the most recent three year period, and uncertainty regarding when we will return to profitability. The amount of deferred tax asset considered realizable and the related need for a valuation allowance may be adjusted in future periods as the available evidence changes.

As of September 30, 2017, there were no significant changes to our unrecognized tax benefits as reported in our audited financial statements for the year ended December 31, 2016.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of September 30, 2017 and December 31, 2016. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before interest income, net, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss, equity-

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

based compensation, unrealized and realized gain or loss, the effects of the TRA, other non-cash adjustments and other charges. We review Adjusted EBITDA on both a consolidated basis and on a segment basis. We use Adjusted EBITDA to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), income tax, foreign currency exchange rates and other charges and credits. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to net income (loss), operating income (loss), cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP. Previously reported Adjusted EBITDA for the three and nine months ended September 30, 2016 has been adjusted for investigation-related matters by $1.8 million and $5.1 million, respectively, as management believes removing the effect of these items allows for better comparability across periods.

Our CODM uses Adjusted EBITDA as the primary measure of segment reporting performance.

The following table presents a reconciliation of Segment Adjusted EBITDA to net income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Segment Adjusted EBITDA:
International Services	$11,151	$4,532	$25,459	$31,752
U.S. Services (1)	(11,322)	(5,995)	(27,775)	(13,018)
Tubular Sales	(1,333)	165	1,736	1,343
Blackhawk	3,477	—	7,653	—
	1,973	(1,298)	7,073	20,077
Interest income, net	1,019	646	2,170	1,050
Depreciation and amortization	(30,650)	(26,545)	(92,700)	(84,278)
Income tax (expense) benefit	(87,613)	6,800	(72,419)	15,311
Gain on sale of assets	829	46	2,091	1,095
Foreign currency gain (loss)	1,839	(1,696)	3,184	(5,907)
Derecognition of the TRA liability (2)	122,515	—	122,515	—
Charges and credits (3)	(7,616)	(20,151)	(22,231)	(37,241)
Net income (loss)	$2,296	$(42,198)	$(50,317)	$(89,893)

(1)
Amounts previously reported as Corporate and other of $159 and $361 for the three and nine months ended September 30, 2016, respectively, have been reclassified to U.S. Services to conform to the current presentation.

(2)	Please see Note 12 - Related Party Transactions for further discussion.

(3)
Comprised of Equity-based compensation expense (for the three months ended September 30, 2017 and 2016: $2,342 and $3,828, respectively, and for the nine months ended September 30, 2017 and 2016: $11,458 and $12,356, respectively), Mergers and acquisition expense (for the three months ended September 30, 2017 and 2016: none and none, respectively, and for the nine months ended September 30, 2017 and 2016: $459 and none, respectively), Severance and other charges (for the three months ended September 30, 2017 and 2016: $1,648 and $14,534, respectively, and for the nine months ended September 30, 2017 and 2016: $2,386 and $18,858, respectively), Unrealized and realized (losses) (for the three months ended September 30, 2017 and 2016: $(1,123) and $(10), respectively, and for the nine months ended September 30, 2017 and 2016: $(2,819) and $(973), respectively) and Investigation-related matters (for the three months ended September 30, 2017 and 2016: $2,503 and $1,779, respectively, and for the nine months ended September 30, 2017 and 2016: $5,109 and $5,054, respectively).

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information with respect to our reportable segments (in thousands):

	International Services	U.S. Services	Tubular Sales	Blackhawk	Eliminations	Total
Three Months Ended September 30, 2017
Revenue from external customers	$53,742	$29,065	$7,701	$17,575	$—	$108,083
Inter-segment revenue	3	4,062	3,111	33	(7,209)	—
Operating loss	(2,647)	(25,453)	(3,967)	(3,013)	—	(35,080)
Adjusted EBITDA	11,151	(11,322)	(1,333)	3,477	—	*

Three Months Ended September 30, 2016
Revenue from external customers	$51,028	$34,057	$20,029	$—	$—	$105,114
Inter-segment revenue	(1)	3,641	5,036	—	(8,676)	—
Operating loss	(17,697)	(30,415)	(820)	—	—	(48,932)
Adjusted EBITDA (1)	4,532	(5,995)	165	—	—	*

Nine Months Ended September 30, 2017
Revenue from external customers	$153,851	$89,936	$40,787	$51,899	$—	$336,473
Inter-segment revenue	18	12,890	10,350	105	(23,363)	—
Operating loss	(19,140)	(73,092)	(782)	(12,642)	—	(105,656)
Adjusted EBITDA	25,459	(27,775)	1,736	7,653	—	*

Nine Months Ended September 30, 2016
Revenue from external customers	$191,440	$119,955	$68,151	$—	$—	$379,546
Inter-segment revenue	45	11,691	15,053	—	(26,789)	—
Operating loss	(25,834)	(74,722)	(1,936)	—	—	(102,492)
Adjusted EBITDA (1)	31,752	(13,018)	1,343	—	—	*

(1)
Amounts previously reported as Corporate and other of $159 and $361 for the three and nine months ended September 30, 2016, respectively, have been reclassified to U.S. Services to conform to the current presentation.

* Non-GAAP financial measure not disclosed.

Note 17—Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	For the Nine Months Ended September 30,
	2017	2016

Non-cash transactions:
Change in accounts payable and accrued expenses related to capital expenditures	$3,983	$1,086
Conversion of Preferred Stock	—	56,056
Tax receivable agreement liability	—	(124,646)
Deferred tax impact of tax receivable agreement	—	68,590

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

Market Outlook

The market for our products and services continues to be challenged by depressed oil and gas commodity prices and reduced customer spending on offshore exploration and development projects. Despite some stabilization in commodity prices and increases in U.S. onshore activity and profitability, commodity prices remain below levels necessary for meaningful increases in offshore activity, particularly in the markets of West Africa and the U.S. Gulf of Mexico. For the remainder of 2017, we expect to see further deterioration of pricing and activity in the U.S. Gulf of Mexico and, consequently, our Tubular Sales business segment. International markets are beginning to show signs of stabilization and the potential for reaching an activity bottom in the next twelve months. We expect to see growth in our Blackhawk segment both in the U.S. onshore and in select international markets during the next several quarters as we expand its operational footprint. In order to offset some of the declines in activity and pricing, we continue to look for ways to improve our operational efficiency and grow share in markets in which we have historically been underrepresented, including international land and shelf opportunities. We also continue to evaluate potential acquisitions to broaden our well construction offering and position the Company for revenue growth in a market recovery.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) before interest income, net, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on sale of assets, foreign currency gain or loss, equity-based compensation, unrealized gain or loss, the effects of the tax receivable agreement ("TRA"), other non-cash adjustments and other charges or credits. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues. We review Adjusted EBITDA and Adjusted EBITDA margin on both a consolidated basis and on a segment basis. We use Adjusted EBITDA and Adjusted EBITDA margin to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), items outside the control of our management team (such as income tax and foreign currency exchange rates) and other charges outside the normal course of business. Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income (loss), operating income (loss), cash flow from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"). Previously reported Adjusted EBITDA for the three and nine months ended September 30, 2016 has been adjusted for investigation-related matters by $1.8 million and $5.1 million, respectively, as management believes removing the effect of these items allows for better comparability across periods.

The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to net income (loss) for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income (loss)	$2,296	$(42,198)	$(50,317)	$(89,893)
Interest income, net	(1,019)	(646)	(2,170)	(1,050)
Depreciation and amortization	30,650	26,545	92,700	84,278
Income tax expense (benefit)	87,613	(6,800)	72,419	(15,311)
Gain on sale of assets	(829)	(46)	(2,091)	(1,095)
Foreign currency (gain) loss	(1,839)	1,696	(3,184)	5,907
Derecognition of the TRA liability (1)	(122,515)	—	(122,515)	—
Charges and credits (2)	7,616	20,151	22,231	37,241
Adjusted EBITDA	$1,973	$(1,298)	$7,073	$20,077
Adjusted EBITDA margin	1.8%	(1.2)%	2.1%	5.3%

(1)	Please see Note 12 - Related Party Transactions in the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

(2)
Comprised of Equity-based compensation expense (for the three months ended September 30, 2017 and 2016: $2,342 and $3,828, respectively, and for the nine months ended September 30, 2017 and 2016: $11,458 and $12,356, respectively), Mergers and acquisition expense (for the three months ended September 30, 2017 and 2016: none and none, respectively, and for the nine months ended September 30, 2017 and 2016: $459 and none, respectively), Severance and other charges (for the three months ended September 30, 2017 and 2016: $1,648 and $14,534, respectively, and for the nine months ended September 30, 2017 and 2016: $2,386 and $18,858, respectively), Unrealized and realized losses (for the three months ended September 30, 2017 and 2016: $1,123 and $10, respectively, and for the nine months ended September 30, 2017 and 2016: $2,819 and $973, respectively) and Investigation-related matters (for the three months ended September 30, 2017 and 2016: $2,503 and $1,779, respectively, and for the nine months ended September 30, 2017 and 2016: $5,109 and $5,054, respectively).

For a reconciliation of our Adjusted EBITDA on a segment basis to the most comparable measure calculated in accordance with GAAP, see “Operating Segment Results.”

Safety and Quality Performance

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

Our business is dependent on our ability to provide highly reliable and safe equipment. If our equipment does not meet statutory regulations and/or our clients do not accept the quality of our equipment, we could encounter loss of contracts and/or loss of reputation, which could materially impact our operations and profitability. Further, the failure of our equipment could subject us to litigation, regulatory fines and/or adverse customer reaction. In addition, equipment certification requirements vary by region and changes in these requirements could impact our ability to operate in certain markets if our tools do not comply with these requirements.

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)
Revenues:
Equipment rentals and services	$92,547	$85,698	$272,402	$312,132
Products	15,536	19,416	64,071	67,414
Total revenue	108,083	105,114	336,473	379,546

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Equipment rentals and services (1)	60,981	57,307	178,865	189,965
Products (1)	10,750	16,029	45,162	51,446
General and administrative expenses (1)	39,963	39,677	125,107	138,586
Depreciation and amortization	30,650	26,545	92,700	84,278
Severance and other charges	1,648	14,534	2,386	18,858
Gain on sale of assets	(829)	(46)	(2,091)	(1,095)
Operating loss	(35,080)	(48,932)	(105,656)	(102,492)

Other income (expense):
Derecognition of the TRA liability (2)	122,515	—	122,515	—
Other income (expense), net	(384)	984	348	2,145
Interest income, net	1,019	646	2,170	1,050
Mergers and acquisition expense	—	—	(459)	—
Foreign currency gain (loss)	1,839	(1,696)	3,184	(5,907)
Total other income (expense)	124,989	(66)	127,758	(2,712)

Income (loss) before income tax expense (benefit)	89,909	(48,998)	22,102	(105,204)
Income tax expense (benefit)	87,613	(6,800)	72,419	(15,311)
Net income (loss)	2,296	(42,198)	(50,317)	(89,893)
Less: Net loss attributable to noncontrolling interest	—	(5,216)	—	(20,741)

Net income (loss) attributable to Frank's International N.V.	$2,296	$(36,982)	$(50,317)	$(69,152)

(1)
For the three months ended September 30, 2016, $10,305 and $2,792 have been reclassified from general and administrative expenses to equipment rentals and services and products, respectively, and $34,598 and $8,852, respectively, for the nine months ended September 30, 2016. See Note 1 - Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements.

(2)	Please see Note 12 - Related Party Transactions in the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues. Revenues from external customers, excluding intersegment sales, for the three months ended September 30, 2017 increased by $3.0 million, or 2.8%, to $108.1 million from $105.1 million for the three months ended September 30, 2016. The revenue increase was primarily attributable to our recently acquired Blackhawk segment and our International Services segment, partially offset by a decrease in our U.S. Services and Tubular Sales segments. Revenues for our segments are discussed separately below under the heading "Operating Segment Results."

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the three months ended September 30, 2017 decreased by $1.6 million, or 2.2%, to $71.7 million from $73.3 million for the three months ended September 30, 2016 due to our cost cutting initiatives.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2017 increased by $4.1 million, or 15.5%, to $30.7 million from $26.5 million for the three months ended September 30, 2016, primarily due to our recently acquired Blackhawk segment.

Severance and other charges. Severance and other charges for the three months ended September 30, 2017 decreased by $12.9 million, or 88.7%, to $1.6 million from $14.5 million for the three months ended September 30, 2016 due to higher workforce reductions in the third quarter of 2016 compared to 2017 as we took steps to adjust our workforce to meet the depressed demand in the industry.

Foreign currency gain (loss). Foreign currency gain for the three months ended September 30, 2017 was $1.8 million as compared to a foreign currency loss for the three months ended September 30, 2016 of $1.7 million. The change in foreign currency gain (loss) year-over-year was primarily driven by the weakening of the U.S. dollar against other currencies.

Income tax expense (benefit). Income tax expense for the three months ended September 30, 2017 increased by $94.4 million to $87.6 million from a benefit of $6.8 million for the three months ended September 30, 2016, primarily as a result of recording valuation allowances against our net deferred tax assets. The deferred tax assets relate to net operating losses, outside basis differences in our partnership investment and other timing differences primarily associated with our U.S. operations.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues. Revenues from external customers, excluding intersegment sales, for the nine months ended September 30, 2017 decreased by $43.1 million, or 11.3%, to $336.5 million from $379.5 million for the nine months ended September 30, 2016. The decrease was primarily attributable to lower revenues in the majority of our segments due to declining activity as depressed oil and gas prices resulted in reduced rig count, downward pricing pressures, rig cancellations and delays as well as deferred work scopes in the International and offshore U.S. Services regions while revenues for Tubular Sales decreased due to lower international demand and decreased deepwater fabrication revenue. The decrease in total revenues was partially offset by revenues from our recently acquired Blackhawk segment of $51.9 million. Revenues for our segments are discussed separately below under the heading "Operating Segment Results."

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the nine months ended September 30, 2017 decreased by $17.4 million, or 7.2%, to $224.0 million from $241.4 million for the nine months ended September 30, 2016. Our cost of revenues decline was consistent with our lower revenue and cost cutting initiative.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2017 decreased by $13.5 million, or 9.7%, to $125.1 million from $138.6 million for the nine months ended September 30, 2016 primarily due to bad debt expense recognized in 2016 related to difficulty in collecting certain receivables in Venezuela and cost cutting initiatives.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2017 increased by $8.4 million, or 10.0%, to $92.7 million from $84.3 million for the nine months ended September 30, 2016, primarily due to our recently acquired Blackhawk segment, partially offset by a lower depreciable base related to our legacy assets.

Severance and other charges. Severance and other charges for the nine months ended September 30, 2017 decreased by $16.5 million, or 87.3%, to $2.4 million from $18.9 million for the nine months ended September 30, 2016 as a result of a higher workforce reduction in 2016 compared to 2017 as we took steps to adjust our workforce to meet the depressed demand in the industry.

Foreign currency gain (loss). Foreign currency gain for the nine months ended September 30, 2017 was $3.2 million as compared to a foreign currency loss for the nine months ended September 30, 2016 of $5.9 million. The improvement in foreign currency gain (loss) year-over-year was primarily driven by the weakening of the U.S. dollar against other currencies which positively impacted foreign currency gain (loss) for the nine months ended September 30, 2017 and the absence of the devaluation of the Nigerian Naira which negatively impacted foreign currency gain (loss) for the nine months ended September 30, 2016.

Income tax expense (benefit). Income tax expense for the nine months ended September 30, 2017 increased by $87.7 million to $72.4 million from a benefit of $15.3 million for the nine months ended September 30, 2016, primarily as a result of recording valuation allowances against our net deferred tax assets. The deferred tax assets relate to net operating losses, outside basis differences in our partnership investment and other timing differences primarily associated with our U.S. operations.

Operating Segment Results

The following table presents revenues and Adjusted EBITDA by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
International Services	$53,742	$51,028	$153,851	$191,440
U.S. Services	29,065	34,057	89,936	119,955
Tubular Sales	7,701	20,029	40,787	68,151
Blackhawk	17,575	—	51,899	—
Total	$108,083	$105,114	$336,473	$379,546

Segment Adjusted EBITDA (2):
International Services	$11,151	$4,532	$25,459	$31,752
U.S. Services (1)	(11,322)	(5,995)	(27,775)	(13,018)
Tubular Sales	(1,333)	165	1,736	1,343
Blackhawk	3,477	—	7,653	—
	$1,973	$(1,298)	$7,073	$20,077

(1)
Amounts previously reported as Corporate and other of $159 and $361 for the three and nine months ended September 30, 2016, respectively, have been reclassified to U.S. Services to conform to the current presentation.

(2)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. (For a reconciliation of our Adjusted EBITDA, see "Adjusted EBITDA and Adjusted EBITDA Margin").

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

International Services

Revenue for the International Services segment increased by $2.7 million for the three months ended September 30, 2017, or 5.3%, compared to the same period in 2016, primarily due to an increase in Middle East onshore activity, European offshore shelf activity, and increased offshore activity in Latin America and Canada, partially offset by declines in revenue attributable to the Africa and Asia Pacific regions.

Adjusted EBITDA for the International Services segment increased by $6.6 million for the three months ended September 30, 2017, or 146.1%, compared to the same period in 2016, primarily driven by increased revenue as well as lower expenses in 2017 due to cost cutting measures.

U.S. Services

Revenue for the U.S. Services segment decreased by $5.0 million for the three months ended September 30, 2017, or 14.7%, compared to the same period in 2016. Onshore services revenue increased by $6.3 million as a result of improved activity from increased rig counts. The offshore business saw a decrease in revenue of $11.3 million as a result of overall lower activity due to rig cancellations and delays in the Gulf of Mexico, coupled with downward pricing pressures.

Adjusted EBITDA for the U.S. Services segment decreased by $5.3 million for the three months ended September 30, 2017, or 88.9%, compared to the same period in 2016 due to overall lower offshore activity and increased pricing pressures partially offset by higher activity in our onshore services.

Tubular Sales

Revenue for the Tubular Sales segment decreased by $12.3 million for the three months ended September 30, 2017, or 61.6%, compared to the same period in 2016 primarily due to lower deepwater activity in the Gulf of Mexico and delays in projects.

Adjusted EBITDA for the Tubular Sales segment decreased by $1.5 million for the three months ended September 30, 2017, compared to the same period in 2016 primarily due to the decrease in revenue, which was partially offset by lower expenses due to reduced activity and cost cutting measures.

Blackhawk

The Blackhawk segment is comprised solely of the assets we acquired on November 1, 2016. Revenues and Adjusted EBITDA for the segment were $17.6 million and $3.5 million for the three months ended September 30, 2017. See Note 3 - Acquisition and Divestitures in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our Blackhawk acquisition.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

International Services

Revenue for the International Services segment decreased by $37.6 million for the nine months ended September 30, 2017, or 19.6%, compared to the same period in 2016, primarily due to depressed oil and gas prices which have challenged the economics of our customers' development projects, particularly in Europe and Africa where complex deepwater wells had previously been large revenue drivers. This was partially offset by improved revenue in the Middle East due to increased onshore activity.

Adjusted EBITDA for the International Services segment decreased by $6.3 million for the nine months ended September 30, 2017, or 19.8%, compared to the same period in 2016 primarily due to the decrease in revenue, which was partially offset by the absence of non-recurring charges recognized in 2016 of $9.7 million for bad debt primarily related to difficulty in collecting certain receivables in Venezuela and $2.5 million of additional payroll related costs for Nigeria and Mexico, as well as lower expenses in 2017 due to reduced activity and cost cutting measures.

U.S. Services

Revenue for the U.S. Services segment decreased by $30.0 million for the nine months ended September 30, 2017, or 25.0%, compared to the same period in 2016. Onshore services revenue increased by $12.0 million as a result of improved activity from increased rig counts. The offshore business saw a decrease in revenue of $42.0 million as a result of overall lower activity due to rig cancellations and delays in the Gulf of Mexico, coupled with downward pricing pressures.

Adjusted EBITDA for the U.S. Services segment decreased by $14.8 million for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to lower activity in our offshore services, partially offset by an increase in onshore services activity.

Tubular Sales

Revenue for the Tubular Sales segment decreased by $27.4 million for the nine months ended September 30, 2017, or 40.2%, compared to the same period in 2016 primarily as a result of lower deepwater activity in the Gulf of Mexico, which more than offset higher revenue in our international markets.

Adjusted EBITDA for the Tubular Sales segment increased by $0.4 million for the nine months ended September 30, 2017 compared to the same period in 2016 as it was positively impacted by cost cutting measures undertaken during 2016.

Blackhawk

The Blackhawk segment is comprised solely of the assets we acquired on November 1, 2016. Revenues and Adjusted EBITDA for the segment were $51.9 million and $7.7 million for the nine months ended September 30, 2017. See Note 3 - Acquisition and Divestitures in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our Blackhawk acquisition.

Liquidity and Capital Resources

Liquidity

At September 30, 2017, we had cash and cash equivalents and short-term investments of $293.9 million and debt of $0.1 million. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditures are estimated at $40.0 million for 2017. We expect to spend approximately $22.0 million for the purchase and manufacture of equipment and $18.0 million for other property, plant and equipment, inclusive of the purchase or construction of facilities. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During the nine months ended September 30, 2017 and 2016, capital expenditures were $18.6 million and $29.8 million, respectively, all of which were funded from internally generated funds. We believe our cash on hand and cash flows from operations should be sufficient to fund our capital expenditure and liquidity requirements for the remainder of 2017.

We paid dividends on our common stock of $50.4 million, or $0.225 per common share during the nine months ended September 30, 2017. On October 27, 2017, the Board of Managing Directors of the Company, with the approval from the Board of Supervisory Directors of the Company, approved a plan to suspend the Company’s quarterly dividend in order to preserve capital for various purposes, including to invest in growth opportunities.

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments to $150.0 million. At September 30, 2017 and December 31, 2016, we had $2.8 million and $3.7 million, respectively, in letters of credit outstanding and no outstanding borrowings under this facility. As of September 30, 2017, our ability to borrow under the Credit Facility has been reduced to approximately $30 million as a result of our decreased Adjusted EBITDA. Our borrowing capacity under the Credit Facility could be further reduced or eliminated depending on our future Adjusted EBITDA. As a result of this, our overall liquidity would be diminished.

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in the Credit Agreement) of not more than 2.5 to 1.0 and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0.

In addition, the Credit Facility contains customary events of default, including, among others, the failure to make required payments, failure to comply with certain covenants or other agreements, breach of the representations and covenants contained in the agreements, default of certain other indebtedness, certain events of bankruptcy or insolvency and the occurrence of a change in control.

On April 28, 2017, the Company obtained a limited waiver under its Revolving Credit Agreement, dated August 14, 2013, by and among FICV (as borrower), Amegy Bank National Association (as administrative agent), Capital One, National Association (as syndication agent) and the other lenders party thereto (the "Credit Agreement"), of its leverage ratio and interest coverage ratio for the fiscal quarters ending March 31, 2017 and June 30, 2017 (the “Waiver”) in order to not be in default for first quarter of 2017 testing. The Company agreed to comply with the following conditions during the period from the effective date of the Waiver until the delivery of its compliance certificate with respect to the fiscal quarter ending September 30, 2017: (i) maintain no less than $250.0 million in liquidity; (ii) abide by certain restrictions regarding the issuance of senior unsecured debt; and (iii) pay interest and commitment fees based on the highest “Applicable Margin” (as defined in the Credit Agreement) level. In connection with the Waiver, the Company paid a waiver fee to each lender that executed the Waiver equal to five basis points of the respective lender’s commitment under the Credit Agreement. As of September 30, 2017, we were in compliance with the covenants included in the Credit Agreement.

Citibank Credit Facility

In 2016, we entered into a three-year credit facility with Citibank N.A., UAE Branch in the amount of $6.0 million for issuance of standby letters of credit and guarantees. The credit facility also allows for open ended guarantees. Outstanding amounts under the credit facility bear interest of 1.25% per annum for amounts outstanding up to one year. Amounts outstanding more than one year bear interest at 1.5% per annum. As of September 30, 2017 and December 31, 2016, we had $2.5 million and $2.2 million in letters of credit outstanding.

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

Cash Flows from Operating, Investing and Financing Activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Operating activities	$24,585	$27,846
Investing activities	(57,243)	(17,362)
Financing activities	(51,634)	(79,831)
	(84,292)	(69,347)
Effect of exchange rate changes on cash	(1,896)	(3,162)
Net decrease in cash and cash equivalents	$(86,188)	$(72,509)

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

Operating Activities

Cash flow provided by operating activities was $24.6 million for the nine months ended September 30, 2017 compared to cash flow provided by operating activities of $27.8 million for the same period in 2016. The decrease in cash flow provided by operating activities was primarily due to lower activity as a result of depressed oil and gas prices, which resulted in a decrease in accounts receivable of $58.1 million and inventories of $13.9 million, partially offset by a decrease in accrued expenses and other current liabilities of $37.8 million, deferred revenue of $20.4 million and other non-current liabilities of $8.7 million.

Investing Activities

Cash flow used in investing activities was $57.2 million for the nine months ended September 30, 2017 compared to $17.4 million in the same period in 2016. The increase in cash flow used in investing activities was primarily related to the purchase of investments of $59.8 million, partially offset by lower purchases of property, plant and equipment of $11.2 million and higher proceeds from the sale of assets of $8.5 million during the nine months ended September 30, 2017.

Financing Activities

Cash flow used in financing activities was $51.6 million for the nine months ended September 30, 2017 compared to $79.8 million in the same period in 2016. The decrease in cash flow used in financing activities was primarily due to lower dividend payments of $11.9 million, the absence of a payment to our noncontrolling interest of $8.0 million made in the nine months ended September 30, 2016, and lower repayments on borrowings of $6.9 million.

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

We account for our derivative activities under the accounting guidance for derivatives and hedging. Derivatives are recognized on the condensed consolidated balance sheets at fair value. Although the derivative contracts will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not formally designated as hedge contracts for hedge accounting treatment. Accordingly, any changes in the fair value of the derivative instruments during a period will be included in our condensed consolidated statements of operations. Based on the derivative contracts that were in place as of September 30, 2017, a 10% weakening of the U.S. dollar as compared to the Canadian dollar, Euro, Norwegian krone, and Pound sterling would result in a $2.4 million decrease in the market value of our forward contracts. Please see Item 1. Financial Statements - Note 11 - Derivatives for additional information regarding our foreign currency derivative contracts outstanding in U.S. dollars as of September 30, 2017.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of September 30, 2017 and December 31, 2016. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows. Please see Note 15 - Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

FRANK'S INTERNATIONAL N.V.

Date: November 2, 2017	By:	/s/ Kyle McClure
Kyle McClure
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1
Deed of Amendment to Articles of Association of Frank's International N.V., dated May 19, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 25, 2017).

*†10.1	Frank's International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Supplemental Grant Form).
*†10.2	Employment Offer Letter for Michael C. Kearney effective as of September 26, 2017.
*†10.3	Separation Agreement by and between Douglas G. Stephens, Frank’s International, LLC and Frank’s International N.V., dated October 5, 2017.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.