Form 10-K
period 2017-12-31
FRANK'S INTERNATIONAL N.V.
filed 2018-02-27
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2017, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $473.4 million.
As of February 19, 2018, there were 223,390,309 shares of common stock, €0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement in connection with the 2018 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Part III of this Form 10-K.

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

Our forward-looking statements are generally accompanied by words such as "anticipate," "believe," "estimate," "expect," "goal," "plan," "potential," "predict," "project," or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-K speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

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

These and other important factors that could affect our operating results and performance are described in (1) Part I, Item 1A “Risk Factors” and in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K, and elsewhere within this Form 10-K, (2) our other reports and filings we make with the Securities and Exchange Commission ("SEC") from time to time and (3) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-K occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in the Form 10-K are expressly qualified in their entirety by the cautionary statements in this section.

PART I

Item 1. Business

General

Frank’s International N.V. ("FINV") is a Netherlands limited liability company (Naamloze Vennootschap) and includes the activities of Frank’s International C.V. ("FICV"), Blackhawk Group Holdings, LLC ("Blackhawk") and their wholly owned subsidiaries (either individually or together, as context requires, the "Company," "we," "us" and "our"). We were established in 1938 and are an industry-leading global provider of highly engineered tubular services, tubular fabrication and specialty well construction and well intervention solutions to the oil and gas industry. We provide our services to leading exploration and production companies in both offshore and onshore environments, with a focus on complex and technically demanding wells. We believe that we are one of the largest global providers of tubular services to the oil and gas industry.

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

In addition to our services offerings, we design and manufacture certain products that we sell directly to external customers, including large outside diameter (“OD”) pipe connectors. We also provide specialized fabrication and welding services in support of deepwater projects in the U.S. Gulf of Mexico, including drilling and production risers, flowlines and pipeline end terminations, as well as long-length tubulars (up to 300 feet in length) for use as caissons or pilings. Finally, we distribute large OD pipe manufactured by third parties, and generally maintain an inventory of this pipe in order to support our pipe sales and distribution operations.

On November 1, 2016, we completed our acquisition of Blackhawk, the ultimate parent company of Blackhawk Specialty Tools, LLC, a leading provider of well construction and well intervention services and products. The merger consideration was comprised of a combination of $150.4 million of cash on hand and the issuance of 12.8 million shares of our common stock, for total consideration of $294.6 million (based on our closing share price on October 31, 2016 of $11.25 and including the working capital adjustments). The acquisition of this company resulted in a new segment for us and will allow us to combine Blackhawk’s cementing tool expertise and well intervention services with our global tubular services. We will be able to offer our customers an integrated well construction solution across land, shelf and deepwater.

We offer our tubular services, tubular sales, and other well construction and well intervention services and products through our four operating segments: (1) International Services, (2) U.S. Services, (3) Tubular Sales and (4) Blackhawk, each of which is described in more detail in "Description of Business Segments."

The table below shows our consolidated revenue and each segment's external revenue and percentage of consolidated revenue for the periods indicated (revenue in thousands):

	Year Ended December 31,
	2017		2016		2015
	Revenue	Percent	Revenue	Percent	Revenue	Percent

International Services	$206,746	45.5%	$237,207	48.7%	$442,107	45.3%
U.S. Services	118,815	26.1%	152,827	31.3%	326,437	33.5%
Tubular Sales	58,210	12.8%	87,515	18.0%	206,056	21.2%
Blackhawk (1)	71,024	15.6%	9,982	2.0%	—	—%
Total	$454,795	100.0%	$487,531	100.0%	$974,600	100.0%

(1) We purchased Blackhawk in November 2016, which resulted in a new segment for us. As such, 2016 revenues are for the two months ended December 31, 2016.

Our Corporate Structure

We are a publicly traded company on the New York Stock Exchange ("NYSE"). As part of our initial public offering ("IPO") in August 2013, we issued 52,976,000 shares of our Series A convertible preferred stock (the “Preferred Stock”) and a 25.7% limited partnership interest in FICV, our subsidiary, to Mosing Holdings, LLC ("Mosing Holdings"), a Delaware limited liability company and affiliate of the Company with Mosing family entities as its shareholders. Under our Amended Articles of Association in effect at time of the IPO, upon the written election of Mosing Holdings, each Preferred Share, together with a unit in FICV, our subsidiary, was convertible into a share of our common stock on a one-for-one basis.

On August 19, 2016, we received notice from Mosing Holdings exercising its right to exchange (the “Exchange Right”) for an equivalent number of each of the following securities for common shares: (i) 52,976,000 Preferred Shares and (ii) 52,976,000 units in FICV. We issued 52,976,000 common shares to Mosing Holdings on August 26, 2016. As a result, there are no remaining issued Preferred Shares and the Mosing family beneficially owns approximately 68% of our common shares as of February 19, 2018. Mosing Holdings no longer has a minority interest holding in FICV.

Description of Business Segments

International Services

The International Services segment provides tubular services in international offshore markets and in several onshore international regions in approximately 50 countries on six continents. Our customers in these international markets are primarily large exploration and production companies, including integrated oil and gas companies and national oil and gas companies, and other oilfield services companies.

U.S. Services

The U.S. Services segment provides tubular services in the active onshore oil and gas drilling regions in the U.S., including the Permian Basin, Eagle Ford Shale, Haynesville Shale, Marcellus Shale, Niobrara Shale and Utica Shale, as well as in the U.S. Gulf of Mexico.

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

Blackhawk

The Blackhawk segment provides well construction and well intervention services and products, in addition to cementing tool expertise, in the U.S. and Mexican Gulf of Mexico, onshore U.S. and other select international locations. Blackhawk’s customer base consists primarily of major and independent oil and gas companies as well as other oilfield services companies.

Financial Information About Segment and Geographic Areas

Segment financial and geographic information is provided in Part II, Item 8, "Financial Statements and Supplementary Data", Note 21 - Segment Information of the Notes to Consolidated Financial Statements.

Suppliers and Raw Materials

We acquire component parts, products and raw materials from suppliers, including foundries, forge shops, and original equipment manufacturers. The prices we pay for our raw materials may be affected by, among other things, energy, steel and other commodity prices, tariffs and duties on imported materials and foreign currency exchange rates. Certain of our product lines (primarily pipe) are only available from a limited number of suppliers (primarily in the Tubular and Blackhawk segments).

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

Customers

Our customers consist primarily of oil and gas exploration and production companies, both domestic and international, including major and independent companies, national oil companies and, on occasion, other service companies that have contractual obligations to provide casing and handling services or comparable services. Demand for our services depends primarily upon the capital spending of oil and gas companies and the level of drilling activity in the U.S. and internationally. We do not believe the loss of any of our individual customers would have a material adverse effect on our business. In 2017 and 2016, one customer accounted for 10% and 13% of our revenues, respectively. For both years, all four of our segments generated revenue from this customer. No single customer accounted for more than 10% of our revenue for the year ended December 31, 2015.

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

We believe several factors give us a strong competitive position. In particular, we believe our products and services in each segment fulfill our customer’s requirements for international capability, availability of tools, range of services provided, intellectual property, technological sophistication, quality assurance systems and availability of equipment, along with reputation and safety record. We seek to differentiate ourselves from our competitors by providing a rapid response to the needs of our customers, a high level of customer service and innovative product development initiatives. Although we have no single competitor across all of our product lines, we believe that Weatherford International represents our most direct competitor across our segments for providing tubular services, specialty well construction and well intervention services and products on an aggregate, global basis.

Market Environment

Despite a meaningful improvement in commodity prices and increases in U.S. onshore activity and profitability, our customers have not yet allocated material levels of capital toward deepwater projects, particularly in the markets of West Africa and the U.S. Gulf of Mexico. For 2018, we expect to see some improvement in activity levels offshore, but pricing of our services offshore is unlikely to increase materially during the year. International markets are showing signs of stabilization or improvement in some regions, but lower pricing is expected to offset activity increases. We expect to see strong growth in our Blackhawk segment both in the U.S. onshore and in select international markets during the next several quarters as we expand its operational footprint. In order to offset some of the lower realized pricing, we continue to look for ways to optimize our operational footprint and improve efficiency. We also continue to evaluate potential acquisitions which introduce new technologies that broaden our portfolio of products and services and seek to improve efficiency and profitability.

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

Inventories are required to be stated at the lower of cost or net realizable value. During 2017, we recorded an impairment of $51.2 million related to a lower of cost or net realizable value adjustment for our pipe and connectors inventory, which is included in the financial statement line item severance and other charges on our consolidated statements of operations. The factors that led to this impairment included new technology (external and internal), oil and gas prices below levels necessary for our customers to sanction a significant amount of new offshore projects in the near-term and a change in customers' preferences for newer technologies, all of which significantly impacted the net realizable value of our connectors inventory.

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

Environmental, Occupational Health and Safety Regulation

Our operations are subject to numerous stringent and complex laws and regulations governing the emission and discharge of materials into the environment, occupational health and safety aspects of our operations, or otherwise relating to environmental protection. Failure to comply with these laws or regulations or to obtain or comply with permits may result in the assessment of administrative, civil and criminal penalties, imposition of remedial or corrective action requirements, and the imposition of orders or injunctions to prohibit or restrict certain activities or force future compliance.

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

Hazardous Substances and Waste

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. We are required to manage the transportation, storage and disposal of hazardous and non-hazardous wastes in compliance with RCRA. Certain petroleum exploration and production wastes are excluded from RCRA’s hazardous waste regulations. However, it is possible that these wastes will in the future be designated as hazardous wastes and therefore be subject to more rigorous and costly disposal requirements. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and gas wastes from regulation as hazardous wastes. The consent decree requires EPA to propose a rulemaking no later than March 15, 2019 for any revisions relating to oil and gas wastes or to sign a determination that revision of the regulations is not necessary. Any such changes in the laws and regulations could have a material adverse effect on our operating expenses or the operating expenses of our customers, which could result in decreased demand for our services.

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

Air Emissions

The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other emission control requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations can result in the imposition of administrative, civil and criminal penalties, as well as the issuance of orders or injunctions limiting or prohibiting non-compliant operations. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, or NAAQS, for ozone from 75 to 70 parts per billion. State implementation of the revised NAAQS could result in stricter air emissions permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. We do not believe that any of our operations are subject to the federal Clean Air Act permitting or regulatory requirements for major sources of air emissions, but some of our facilities could be subject to state “minor source” air permitting requirements and other state regulatory requirements applicable to air emissions, such as source registration and recordkeeping requirements.

Climate Change

The EPA has determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. The EPA has proposed various measures regulating the emission of greenhouse gases, including proposed performance standards for new and existing power plants, and pre-construction and operating permit requirements for certain large stationary sources already subject to the Clean Air Act. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, as well as onshore and offshore oil and gas production facilities, on an annual basis.

While the U.S. Congress has yet to adopt legislation to reduce emissions of greenhouse gases, many of the states have already taken legal measures to reduce emissions of greenhouse gases. For example, the state of California has adopted a "cap and trade program" that requires major sources of greenhouse gas emissions to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

The adoption of legislation or regulatory programs in the U.S. or abroad designed to reduce emissions of greenhouse gases could require us or our customers to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances, pay carbon taxes, or comply with new regulatory or reporting requirements. For example, the EPA had previously finalized standards in June 2016 designed to reduce methane emissions from certain oil and gas facilities. However, in June 2017, the EPA published a proposed rule to stay certain portions of these 2016 standards for two years and reconsider the entirety of the 2016 standards. As a result of these actions, the 2016 methane standards are currently in effect but future implementation of the standards is uncertain at this time. The federal Bureau of Land Management (“BLM”) finalized similar rules in November 2016 but, following the change in U.S. Presidential Administrations, finalized a rule in December 2017 delaying implementation of the BLM methane rules for one year. Environmental groups and some states have announced their intent to challenge the actions of both the EPA and BLM, and future implementation of methane rules at the federal level is uncertain at this time. These rules, to the extent implemented have the potential to impose significant costs on our customers. Also, new legislation or regulatory programs related to the control of greenhouse gas emissions could encourage the use of alternative fuels or otherwise increase the cost of consuming, and thereby reduce demand for, the oil and gas produced by our customers. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other extreme weather events. Offshore operations are particularly susceptible to damage from extreme weather events. If any of the potential effects of climate change were to occur, they could have an adverse effect on our business, financial condition and results of operations.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice in the oil and gas industry. The process involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. While we may provide supporting products through Blackhawk, we do not perform hydraulic fracturing, but many of our onshore customers utilize this technique. Certain environmental advocacy groups and regulatory agencies have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources and may cause earthquakes. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly. For example, the EPA has already begun to regulate certain hydraulic fracturing operations involving diesel under the Underground Injection Control program of the federal Safe Drinking Water Act. In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded "water cycle" activities associated with hydraulic fracturing may impact drinking water sources "under some circumstances," noting that the following hydraulic fracturing water cycle activities and local - or regional - scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. Based on the report's findings, additional regulation of hydraulic fracturing by the EPA appears unlikely at this time. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands, but this rule was repealed in December 2017. The adoption of legislation or regulatory programs that restrict hydraulic fracturing could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our services.

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

Employees

At December 31, 2017, we had approximately 2,900 employees worldwide. We are a party to collective bargaining agreements or other similar arrangements in certain international areas in which we operate, such as Brazil, Asia Pacific, Africa and Europe. We consider our relations with our employees to be satisfactory.

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

Our business depends on the level of activity in oil and gas exploration, development and production in market sectors worldwide. Oil and gas prices and market expectations of potential changes in these prices significantly affect this level of activity. However, higher commodity prices do not necessarily translate into increased drilling or well construction and completion activity, since customers’ expectations of future commodity prices typically drive demand for our services. The availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect the demand for our services. Worldwide military, political and economic events have in the past contributed to oil and gas price volatility and are likely to do so in the future. The demand for our products and services may be affected by numerous factors, including:

•	the level of worldwide oil and gas exploration and production;

•	the cost of exploring for, producing and delivering oil and gas;

•	demand for energy, which is affected by worldwide economic activity and population growth;

•	the level of excess production capacity;

•	the discovery rate of new oil and gas reserves;

•	the ability of the Organization of the Petroleum Exporting Countries ("OPEC") to set and maintain production levels for oil;

•	the level of production by non-OPEC countries;

•	U.S. and global political and economic uncertainty, socio-political unrest and instability or hostilities;

•	demand for, availability of and technological viability of, alternative sources of energy; and

•	technological advances affecting energy exploration, production, transportation and consumption.

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

A significant amount of our U.S. onshore business is focused on unconventional shale resource plays. The demand for those services is substantially affected by oil and gas prices and market expectations of potential changes in these prices. Commodity prices have gone below a certain threshold for an extended period of time and demand for our services in the U.S. onshore market has been reduced as compared to the historic highs experienced prior to 2015, resulting in a material adverse effect on our business, financial condition and results of operations.

Oil and gas prices are extremely volatile and have fluctuated during the year ended December 31, 2017, with average daily prices for New York Mercantile Exchange West Texas Intermediate ranging from a low of approximately $42/Bbl in June 2017 to a high of approximately $60/Bbl in December 2017. Although average daily prices increased through the end of 2017 and the beginning of 2018, any actual or anticipated reduction in oil or gas prices may reduce the level of exploration, drilling and production activities. The current price environment has already resulted in capital budget reductions by our customers compared to prior years. Prolonged lower oil prices have resulted in softer demand for our products and services. Further, we have reduced pricing in some of our customer contracts in light of the volatility of the oil and gas market.

Furthermore, the oil and gas industry has historically experienced periodic downturns, which have been characterized by reduced demand for oilfield products and services and downward pressure on the prices we charge. A significant downturn in the oil and gas industry has adversely affected the demand for oilfield services and our business, financial condition and results of operations.

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

Drilling for and producing oil and gas, and the associated services that we provide, include inherent dangers that may lead to property damage, personal injury, death or the discharge of hazardous materials into the environment. Many of these events are outside our control. Typically, we provide services at a well site where our personnel and equipment are located together with personnel and equipment of our customers and third parties, such as other service providers. At many sites, we depend on other companies and personnel to conduct drilling operations in accordance with applicable environmental laws and regulations and appropriate safety standards. From time to time, personnel are injured or equipment or property is damaged or destroyed as a result of accidents, failed equipment, faulty products or services, failure of safety measures, uncontained formation pressures, or other dangers inherent in drilling for oil and gas. With increasing frequency, our services are deployed on more challenging prospects, particularly deepwater offshore drilling sites, where the occurrence of the types of events mentioned above can have an even more catastrophic impact on people, equipment and the environment. Such events may expose us to significant potential losses, which could adversely affect our business, financial condition and results of operations.

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

We have substantial international operations, and we intend to grow those operations further. For the years ended December 31, 2017, 2016 and 2015, international operations accounted for approximately 46%, 49% and 45%, respectively, of our revenue. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, including, but not limited to, the following:

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

Certain of our product lines (in the Tubular Sales Segment - 12.8% of revenue for the year ended December 31, 2017 and Blackhawk Segment - 15.6% of revenue for the year ended December 31, 2017) depend on a limited number of third party suppliers. The suppliers for the Tubular Sales Segment are concentrated in Japan (2) and Germany (2) and are vendors for pipe (driven by customer requirements) while the two suppliers for the Blackhawk Segment are concentrated in the U.S. As a result of this concentration in some of our supply chains, our business and operations could be negatively affected if our key suppliers were to experience significant disruptions affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of any one of our key suppliers, or a significant adverse change in the relationship with any of these suppliers, through consolidation or otherwise, would limit our ability to manufacture or sell certain of our products.

Our tubular and other well construction services are provided in connection with operations that are subject to potential hazards inherent in the oil and gas industry, and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.

Our tubular and other well construction services are provided in connection with potentially hazardous drilling, completion and production applications in the oil and gas industry where an accident can potentially have catastrophic consequences. This is particularly true in deepwater operations. Risks inherent to these applications, such as equipment malfunctions and failures, equipment misuse and defects, explosions, blowouts and uncontrollable flows of oil, gas or well fluids and natural disasters, on land or in deepwater or shallow water environments, can cause personal injury, loss of life, suspension of operations, damage to formations, damage to facilities, business interruption and damage to or destruction of property, surface water and drinking water resources, equipment and the environment. If our services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract, fines or other litigation claims, which could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and gas production, pollution and other environmental damages. Our insurance policies may not be adequate to cover all liabilities. Further, insurance may not be generally available in the future or, if available, insurance premiums may make such insurance commercially unjustifiable. Moreover, even if we are successful in defending a claim, it could be time-consuming and costly to defend.

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

For example, in April 2016 the U.S. Bureau of Safety and Environmental Enforcement (“BSEE”) finalized more stringent standards relating to well control equipment used in connection with offshore well drilling operations. The standards focus on blowout preventers, along with well design, well control, casing, cementing, real-time well monitoring, and subsea containment requirements. During 2017, however, following the issuance of a Presidential Executive Order, the BSEE has been directed to reconsider a number of regulatory initiatives governing offshore oil and gas safety and performance-related activities, including, for example, the rules relating to blow-out preventers and well control, and provide recommendations on whether such regulatory initiatives should continue to be implemented. In addition, in December 2017, the BSEE published proposed revisions to its regulations regarding offshore drilling safety equipment, which proposal includes the removal of the requirement for offshore operators to certify through an independent third party that their critical safety and pollution prevent equipment (e.g., subsea safety equipment, including blowout preventers) is operational and functioning as designed in the most extreme conditions. The December 2017 proposed rule has not been finalized and there remains substantial uncertainty as to the scope and extent of any revisions to existing oil and gas safety and performance-related regulations and other regulatory initiatives that may ultimately be adopted by the BSEE. If these regulations, to the extent they continue to be implemented, along with any changes in operating procedures and possibility of increased legal liability, are viewed by our current or future customers as a significant increased financial burden on drilling projects in the U.S. Gulf of Mexico for other potentially more profitable regions, drillships and other floating rigs could depart the U.S. Gulf of Mexico, which would likely affect the supply and demand for our equipment and services. In addition, government agencies could issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico that could disrupt or delay drilling operations, increase the cost of drilling operations or reduce the area of operations for drilling. All of these uncertainties could result in a reduced demand for our equipment and services, which could have an adverse effect on our business.

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

If we fail to comply with safety regulations or maintain an acceptable level of safety in connection with our tubular or other well construction services, we may incur civil fines, penalties or other liabilities or may be held criminally liable. We expect to incur additional costs over time to upgrade equipment or conduct additional training or otherwise incur costs in connection with compliance with safety regulations. Failure to maintain safe operations or achieve certain safety performance metrics could disqualify us from doing business with certain customers, particularly major oil companies. Because we provide tubular and other well construction services to a large number of major oil companies, any such failure could adversely affect our business, financial condition and results of operations.

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

Our business and our customers’ businesses may be significantly affected by:

•	federal, state and local and non-U.S. laws and other regulations relating to oilfield operations, worker safety and protection of the environment and natural resources;

•	changes in these laws and regulations; and

•	the level of enforcement of these laws and regulations.

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

Our business is dependent on capital spending by our customers, and reductions in capital spending could have a material adverse effect on our business.

Any change in capital expenditures by our customers or reductions in their capital spending could directly impact our business by reducing demand for our products and services and could have a material adverse effect on our business. Our customers are subject to risks which, in turn, could impact our business, including volatile oil and gas prices, difficulty accessing capital on economically advantageous terms and adverse developments in their own business or operations. With respect to national oil company customers, we are also subject to risk of policy, regime and budgetary changes.

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

Our operations are subject to numerous stringent and complex laws and regulations governing the discharge of materials into the environment, health and safety aspects of our operations, or otherwise relating to occupational health and safety and environmental protection. These laws and regulations may, among other things, regulate the management and disposal of hazardous and non-hazardous wastes; require acquisition of environmental permits related to our operations; restrict the types, quantities, and concentrations of various materials that can be released into the environment; limit or prohibit operational activities in certain ecologically sensitive and other protected areas; regulate specific health and safety criteria addressing worker protection; require compliance with operational and equipment standards; impose testing, reporting and record-keeping requirements; and require remedial measures to mitigate pollution from former and ongoing operations. Failure to comply with these laws and regulations or to obtain or comply with permits may result in the assessment of administrative, civil and criminal penalties, imposition of remedial or corrective action requirements and the imposition of injunctions to limit or prohibit certain activities or force future compliance. Certain environmental laws may impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment.

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

Compliance with U.S. regulations on trade sanctions and embargoes administered by the United States Department of the Treasury’s Office of Foreign Assets Control also poses a risk to us. We cannot provide products or services to certain countries subject to U.S. or other international trade sanctions. Furthermore, the laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. Any failure to comply with applicable legal and regulatory trading obligations could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments and loss of import and export privileges.

Compliance with and changes in laws could be costly and could affect operating results.

We have operations in the U.S. and in approximately 50 countries that can be impacted by expected and unexpected changes in the legal and business environments in which we operate. Political instability and regional issues in many of the areas in which we operate may contribute to such changes with greater significance or frequency. Our ability to manage our compliance costs and compliance programs will impact our business, financial condition and results of operations. Compliance-related issues could also limit our ability to do business in certain countries. Changes that could impact the legal environment include new legislation, new regulations, new policies, investigations and legal proceedings and new interpretations of existing legal rules and regulations, in particular, changes in export control laws or exchange control laws, additional restrictions on doing business in countries subject to sanctions and changes in laws in countries where we operate or intend to operate.

Restrictions on emissions of greenhouse gases could increase our operating costs or reduce demand for our products.

Environmental advocacy groups and regulatory agencies in the United States and other countries have focused considerable attention on emissions of carbon dioxide, methane and other "greenhouse gases" and their potential role in climate change. The EPA has already begun to regulate greenhouse gas emissions under existing provisions of the federal Clean Air Act, and the state of California has established a “cap-and-trade” program requiring state-wide annual reductions in emission of greenhouse gases. For example, in May 2016, the EPA finalized rules that establish new controls for emissions of methane for new, modified or reconstructed sources in the oil and natural gas source category, including production, processing, transmission and storage activities. The rules include first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions. However, in June 2017, the EPA published a proposed rule to stay certain portions of these 2016 standards for two years and reconsider the entirety of the 2016 standards. As a result of these actions, the 2016 methane standards are currently in effect but future implementation of the standards is uncertain at this time. The BLM finalized similar rules in November 2016 but, following the change in U.S. Presidential Administrations, finalized a rule in December 2017 delaying implementation of the BLM methane rules for one year. Environmental groups and some states have announced their intent to challenge the actions of both the EPA and BLM and, as a result, future implementation of these federal methane rules remains uncertain at this time. To the extent implemented, these rules have the potential to impose significant costs on our customers. The adoption of additional legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs to comply with new emissions-reduction or reporting requirements or pay carbon taxes. Also any legislation or regulatory programs related to the control of greenhouse gas emissions could increase the cost of consuming, and thereby reduce demand for, hydrocarbons that our customers produce, which could impact demand for our services. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other extreme weather events. Offshore operations are particularly susceptible to damage from extreme weather events. If any of the potential effects of climate change were to occur, they could have an adverse effect on our business, financial condition and results of operations.

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

Our business could be negatively affected by cybersecurity threats and other disruptions.

We rely heavily on information systems to conduct and protect our business. These information systems are increasingly subject to sophisticated cybersecurity threats such as unauthorized access to data and systems, loss or destruction of data (including confidential customer information), computer viruses, or other malicious code, phishing and cyberattacks, and other similar events. These threats arise from numerous sources, not all of which are within our control, including fraud or malice on the part of third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, or outbreaks of hostilities or terrorist acts.

Given the rapidly evolving nature of cyber threats, there can be no assurance that the systems we have designed and implemented to prevent or limit the effects of cyber incidents or attacks will be sufficient in preventing all such incidents or attacks, or avoiding a material impact to our systems when such incidents or attacks do occur. If we were to be subject to a cyber incident or attack, it could result in the disclosure of confidential or proprietary customer information, theft or loss of intellectual property, damage to our reputation with our customers and the market, failure to meet customer requirements or customer dissatisfaction, theft or exposure to litigation, damage to equipment (which could cause environmental or safety issues) and other financial costs and losses. In addition, as cybersecurity threats continue to evolve, we may be required to devote additional resources to continue to enhance our protective measures or to investigate or remediate any cybersecurity vulnerabilities.

Our exposure to currency exchange rate fluctuations may result in fluctuations in our cash flows and could have an adverse effect on our financial condition and results of operations.

From time to time, fluctuations in currency exchange rates could be material to us depending upon, among other things, the principal regions in which we provide tubular or well construction services. For the year ended December 31, 2017, on a U.S. dollar-equivalent basis, approximately 25% of our revenue was represented by currencies other than the U.S. dollar. In particular, we are sensitive to fluctuations in currency exchange rates between the U.S. dollar and each of the Euro, Norwegian Krone, British Pound, Canadian Dollar and Brazilian Real. There may be instances in which costs and revenue will not be matched with respect to currency denomination. As a result, to the extent that we continue our expansion on a global basis, as expected, we expect that increasing portions of revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. Further, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against these risks.

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

Hydraulic fracturing is an important and common practice in the oil and gas industry. The process involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. While we may provide supporting products through Blackhawk, we do not perform hydraulic fracturing, but many of our customers utilize this technique. Certain environmental advocacy groups and regulatory agencies have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources and may cause earthquakes. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that "water cycle" activities associated with hydraulic fracturing may impact drinking water sources "under some circumstances," noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. The EPA has also taken steps to regulate certain aspects of hydraulic fracturing. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands but this rule was repealed in December 2017. The adoption of legislation or regulatory programs that restrict hydraulic fracturing could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our services.

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
If our long-lived assets, goodwill, other intangible assets and other assets are impaired, we may be required to record significant non-cash charges to our earnings.

We recognize impairments of goodwill when the fair value of any of our reporting units becomes less than its carrying value. Our estimates of fair value are based on assumptions about future cash flows of each reporting unit, discount rates applied to these cash flows and current market estimates of value. Based on the uncertainty of future revenue growth rates, gross profit performance, and other assumptions used to estimate our reporting units’ fair value, future reductions in our expected cash flows could cause a material non-cash impairment charge of goodwill, which could have a material adverse effect on our results of operations and financial condition.

We also have certain long-lived assets, other intangible assets and other assets which could be at risk of impairment or may require reserves based upon anticipated future benefits to be derived from such assets. Any change in the valuation of such assets could have a material effect on our profitability.

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

Risks Related to Our Corporate Structure

We are a holding company and our sole material assets are our direct and indirect equity interests in our operating subsidiaries, and we are accordingly dependent upon distributions from such subsidiaries to pay taxes, make payments under the tax receivable agreement ("TRA"), and pay dividends.

We are a holding company and have no material assets other than our direct and indirect equity interests in our operating subsidiaries. We have no independent means of generating revenue. We intend to cause our subsidiaries to make distributions in an amount sufficient to cover (i) all applicable taxes at assumed tax rates, (ii) payments under the TRA we entered into with Mosing Holdings in connection with the IPO and (iii) dividends, if any, declared by us. To the extent that we need funds and our subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing or other contractual arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

The Mosing family holds a majority of the total voting power of the Company's common stock (the "FINV Stock") and, accordingly, has substantial control over our management and affairs.

The Mosing family (through Mosing Holdings and the various holding entities of the Mosing family members) currently controls approximately 68% of the total voting power entitled to vote at annual or special meetings. The Mosing family members have entered into a voting agreement with respect to the shares they own. Accordingly, the Mosing family has the ability (but not the requirement) to dictate on an annual basis who will comprise our Board of Supervisory Directors nominated to the shareholders, thus being able to control our management and affairs. Moreover, pursuant to our amended and restated articles of association, our board of directors will consist of no more than nine individuals. The Mosing family has the right to recommend one director for nomination to the supervisory board for each 10% of the outstanding FINV Stock they collectively beneficially own, up to a maximum of five directors. The remaining directors are nominated by our supervisory board. Our supervisory board consists of eight members, three of whom are members of the Mosing family. As a result, members of the Mosing family have meaningful influence over us and potential conflicts may arise. In addition, the Mosing family will be able to determine the outcome of all matters requiring shareholder approval, including mergers, amendments of our articles of association and other material transactions, and will be able to cause or prevent a change in the composition of our supervisory board or a change in control of our company that could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company. The existence of significant shareholders may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company. So long as the Mosing family continues to own a significant amount of the FINV Stock, even if such amount represents less than 50% of the aggregate voting power, it will continue to be able to strongly influence all matters requiring shareholder approval, regardless of whether or not other shareholders believe that the transaction is in their own best interests.

The Mosing family may have interests that conflict with holders of shares of our common stock.

The Mosing family may have conflicting interests with other holders of shares of our common stock. For example, the Mosing family may have different tax positions from us or other holders of shares of our common stock which could influence their decisions regarding whether and when to cause us to dispose of assets, whether and when to cause us to incur new or refinance existing indebtedness, especially in light of the existence of the TRA that we entered into in connection with the IPO. In addition, the structuring of future transactions may take into consideration the Mosing family’s tax or other considerations even where no similar benefit would accrue to us.

We are required under the TRA to pay Mosing Holdings or its permitted transferees for certain tax benefits we may claim, and the amounts we may pay could be significant.

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

The payment obligations under the TRA are our obligations and are not obligations of FICV. The term of the TRA continues until all such tax benefits have been utilized or expired, unless we exercise our sole right to terminate the TRA early.

Estimating the timing of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of the taxable income we realize in the future and the tax rate then applicable, our use of loss carryovers and the portion of our payments under the TRA constituting imputed interest or depreciable or amortizable basis. We expect that the payments that we will be required to make under the TRA will be substantial. There may be a substantial negative impact on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the TRA exceed the actual benefits we realize in respect of the tax attributes subject to the TRA or (ii) distributions to us by FICV are not sufficient to permit us to make payments under the TRA subsequent to the payment of our taxes and other obligations. The payments under the TRA are not conditioned upon a holder of rights under a TRA having a continued ownership interest in either FICV or us. While we may defer payments under the TRA to the extent we do not have sufficient cash to make such payments, except in the case of an acceleration of payments thereunder occurring in connection with an early termination of the TRA or certain mergers or changes of control, any such unpaid obligation will accrue interest. Additionally, during any such deferral period, we are prohibited from paying dividends on our common stock.

In certain cases, payments under the TRA to Mosing Holdings or its permitted transferees may be accelerated or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRA.

The TRA provides that we may terminate it early. If we elect to exercise our sole right to terminate the TRA early, we are required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that we have sufficient taxable income to fully utilize such benefits and that any interests in FICV that Mosing Holdings or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA are similarly accelerated following certain mergers or other changes of control. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on December 31, 2017, the estimated termination payment would be approximately $60.7 million (calculated using a discount rate of 5.58%). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the TRA. If we were unable to finance our obligations due under the TRA, we would be in breach of the agreement. Any such breach could adversely affect our business, financial condition or results of operations.

Payments under the TRA will be based on the tax reporting positions that we will determine. Although we are not aware of any issue that would cause the Internal Revenue Service (the “IRS”) to challenge a tax basis increase or other benefits arising under the TRA, the holders of rights under the TRA will not reimburse us for any payments previously made under the TRA if such basis increases or other benefits are subsequently disallowed, except that excess payments made to any such holder will be netted against payments otherwise to be made, if any, to such holder after our determination of such excess. As a result, in such circumstances, we could make payments that are greater than our actual cash tax savings, if any, and may not be able to recoup those payments, which could adversely affect our liquidity.

Risks Related to Our Common Stock

Future sales of our common stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity may dilute your ownership in us.

In August 2016, we received a notice from Mosing Holdings exercising its Exchange Right for an equivalent number of each of the following securities for common shares: (i) 52,976,000 Preferred Shares and (ii) 52,976,000 units in FICV. We issued 52,976,000 common shares to Mosing Holdings on August 26, 2016. As a result, there are no remaining issued Preferred Shares. Mosing Holdings also transferred its limited partnership interest in FICV to FINV as Mosing Holdings has withdrawn as limited partner of FICV and FINV has been admitted in Mosing Holdings' place.

As of February 19, 2018, we had 223,390,309 outstanding shares of our common stock. We may sell additional shares of common stock in subsequent public offerings. Members of the Mosing family own, both directly and indirectly (through Mosing Holdings), approximately 68% of our total outstanding FINV Stock. All of these shares may be sold into the market in the future.

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

These requirements will not apply to us as long as we remain a “controlled company.” So long as members of the Mosing family control the outstanding common stock representing at least a majority of the outstanding voting power in FINV, we may utilize these exemptions. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE. Please note that our supervisory board is currently comprised of 50% independent directors, as well as a compensation committee and nominating and governance committee comprised entirely of independent directors. However, the significant ownership interest held by the Mosing family could adversely affect investors’ perceptions of our corporate governance.

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

Provisions contained in our amended and restated articles of association and the laws of the Netherlands could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Provisions of our articles of association impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. Among other things, these provisions:

•
authorize our management board, with the approval of our supervisory board, for a period of five years (which ends on May 19, 2022, unless extended) to issue common stock, including for defensive purposes, without shareholder approval; and

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

Without prejudice to the above, in order to obtain enforcement of a judgment rendered by a United States court in the Netherlands, a claim against the relevant party on the basis of such judgment should be brought before the competent court of the Netherlands. During the proceedings such court will assess, when requested, whether a foreign judgment meets the above conditions. In the affirmative, the court may order that substantive examination of the matter shall be dispensed with. In such case, the court will confine itself to an order reiterating the foreign judgment against the party against whom it had been obtained. Otherwise, a new substantive examination will take place.

In all of the above situations, we note the following rules as applied by Dutch courts:

•
where all other elements relevant to the situation at the time of the choice are located in a country other than the country whose law has been chosen, the choice of the parties shall not prejudice the application of provisions of the law of that other country which cannot be derogated from by agreement;

•	the overriding mandatory provisions of the law of the courts remain applicable (irrespective of the law chosen);

•
effect may be given to overriding mandatory provisions of the law of the country where the obligations arising out of the relevant transaction documents have to be or have been performed, insofar as those overriding mandatory provisions render the performance of the contract unlawful; and

•	the application of the law of any jurisdiction may be refused if such application is manifestly incompatible with the public policy (openbare orde) of the courts.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In order to design, manufacture and service the proprietary products that support our tubular and other well construction services, as well as those that we offer for sale directly to external customers, we maintain several manufacturing and service facilities around the world. Though our manufacturing and service capabilities are primarily concentrated in the U.S., we currently provide our services in approximately 50 countries.

The following table details our material facilities by segment, owned or leased by us as of December 31, 2017.

Location	Leased or Owned	Principal/Most Significant Use

All Segments
Houston, Texas	Leased	Corporate office
Den Helder, the Netherlands	Owned	Regional operations and administration

U.S. Services and Tubular Sales Segments
Lafayette, Louisiana	Owned/Leased	Regional operations, manufacturing, engineering and administration

International Services Segment
Aberdeen, Scotland	Owned	Regional operations, engineering and administration
Dubai, United Arab Emirates	Owned	Regional operations and administration
Norway	Owned	Local operations and administration
Singapore	Owned	Regional operations and administration
India	Owned	Administration

Blackhawk Segment
Houma, Louisiana	Leased	Regional operations, manufacturing and administration

Our largest manufacturing facility is located in Lafayette, Louisiana, where we manufacture a substantial portion of our tubular handling tools. The facility serves our U.S. Services segment in the U.S. Gulf of Mexico and our Tubular Sales segment. The Lafayette facility is our global headquarters for the design and manufacture of our equipment and is situated on a total of 175 acres. The main facility occupies 148 acres and consists of manufacturing, operations, pipe storage, training and administration. The remaining 27 acres located off of the main campus consists of manufacturing, warehousing and administration. There is a total of 16 buildings onsite and 17 buildings offsite. Our manufacturing operations occupy 16 of the 33 buildings, with the remaining buildings dedicated to administration, training and other operational tasks. The main administrative building within the facility is approximately 172,636 square feet. We believe the facilities that we currently occupy are suitable for their intended use.

Item 3. Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of December 31, 2017. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows. See Note 18 - Commitments and Contingencies in the Notes to Consolidated Financial Statements, which are incorporated herein by reference to Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

We are conducting an internal investigation of the operations of certain of our foreign subsidiaries in West Africa including possible violations of the FCPA, our policies and other applicable laws. In June 2016, we voluntarily disclosed the existence of our extensive internal review to the SEC, the United States Department of Justice and other governmental entities. It is our intent to fully cooperate with these agencies and any other applicable authorities in connection with any further investigation that may be conducted in connection with this matter. While our review has not indicated that there has been any material impact on our previously filed financial statements, we have continued to collect information and cooperate with the authorities, but at this time are unable to predict the ultimate resolution of these matters with these agencies. In addition, during the course of the investigation, we discovered historical business transactions (and bids to enter into business transactions) in certain countries that may have been subject to U.S. and other international sanctions. We have disclosed this information to various governmental entities (including those involved in our ongoing investigation), but at this time are unable to predict the ultimate resolution of these matters with these agencies, including any financial impact to us. Our board and management are committed to continuously enhancing our internal controls that support improved compliance and transparency throughout our global operations.

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

	High	Low	Dividends Per Share

Year Ended December 31, 2017
First Quarter	$13.00	$9.20	$0.075
Second Quarter	10.66	7.02	0.075
Third Quarter	9.15	6.04	0.075
Fourth Quarter	7.80	5.79	—

Year Ended December 31, 2016
First Quarter	$17.07	$12.34	$0.150
Second Quarter	17.73	14.05	0.150
Third Quarter	15.44	10.91	0.075
Fourth Quarter	14.86	10.47	0.075

On February 19, 2018, we had 223,390,309 shares of common stock outstanding. The common shares outstanding at February 19, 2018 were held by approximately 30 record holders. The actual number of shareholders is greater than the number of holders of record.

See Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for discussion of equity compensation plans.

Dividend Policy

The declaration and payment of future dividends will be at the discretion of the Board of Supervisory Directors and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements and general business conditions. Accordingly, there can be no assurance that we will pay dividends. On October 27, 2017, the Board of Managing Directors of the Company, with the approval of the Board of Supervisory Directors of the Company, approved a plan to suspend the Company's quarterly dividend in order to preserve capital for various purposes, including to invest in growth opportunities.

Unregistered Sales of Equity Securities

As part of our IPO in August 2013, we issued 52,976,000 shares of Preferred Stock to Mosing Holdings. Under our Amended Articles of Association, upon the written election of Mosing Holdings, each Preferred Share, together with a unit in FICV, our subsidiary, was convertible into a share of our common stock on a one-for-one basis.

On August 19, 2016, we received notice from Mosing Holdings exercising its Exchange Right for an equivalent number of each of the following securities for common shares: (i) 52,976,000 Preferred Shares and (ii) 52,976,000 units in FICV. We issued 52,976,000 common shares to Mosing Holdings on August 26, 2016. As a result, there are no remaining issued Preferred Shares and the Mosing family beneficially owns approximately 68% of our common shares.

The issuance of the common shares to Mosing Holdings in connection with the exercise of the Exchange Right was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following performance graph compares the performance of our common stock to the PHLX Oil Service Sector Index, the Russell 1000 Index, Russell 2000 Index and to a peer group established by management. The peer group consists of the following companies: Baker Hughes Inc., Core Laboratories N.V., Diamond Offshore Drilling, Inc., Dril-Quip, Inc., Ensco plc, Forum Energy Technologies, Inc., Halliburton Company, Helmerich & Payne, Inc., Hornbeck Offshore Services, Inc., Nabors Industries Ltd., National Oilwell Varco, Inc., Oceaneering International, Inc., Patterson-UTI Energy, Inc., Rowan Companies plc, Schlumberger N.V., Tesco Corporation, Transocean Ltd. and Weatherford International Ltd.

During 2017, we moved from inclusion in the Russell 1000 Index to inclusion in the Russell 2000 Index. For comparative purposes, both the Russell 2000 and the Russell 1000 indices are reflected in the following performance graph. Going forward, we plan to use the most comparable of these two indices based on our market capitalization and inclusion.

The graph below compares the cumulative total return to holders of our common stock with the cumulative total returns of the PHLX Oil Service Sector Index, the Russell 1000 Index, Russell 2000 Index and our peer group for the period from August 9, 2013, using the closing price for the first day of trading immediately following the effectiveness of our IPO through December 31, 2017. The graph assumes that the value of the investment in our common stock was $100 at August 9, 2013 or July 31, 2013 for each index (including reinvestment of dividends) and tracks the return on the investment through December 31, 2017. The shareholder return set forth herein is not necessarily indicative of future performance.

*$100 invested on 8/9/13 in stock or 7/31/13 in index, including reinvestment of dividends. Fiscal year ending December 31.
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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Financial Statement Data:
Revenue	$454,795	$487,531	$974,600	$1,152,632	$1,077,722
Income (loss) from continuing operations	(159,457)	(156,079)	106,110	229,312	308,195
Total assets	1,261,769	1,588,061	1,726,838	1,758,681	1,561,195
Debt	4,721	276	7,321	304	376
Total equity	1,115,901	1,311,319	1,451,426	1,472,536	1,333,327

Earnings Per Share Information:
Basic income (loss) per common share:
Continuing operations	$(0.72)	$(0.77)	$0.51	$1.03	$1.69
Discontinued operations	—	—	—	—	0.24
Total	$(0.72)	$(0.77)	$0.51	$1.03	$1.93

Diluted income (loss) per common share:
Continuing operations	$(0.72)	$(0.77)	$0.50	$1.03	$1.62
Discontinued operations	—	—	—	—	0.23
Total	$(0.72)	$(0.77)	$0.50	$1.03	$1.85

Weighted average common shares outstanding:
Basic	222,940	176,584	154,662	153,814	132,257
Diluted	222,940	176,584	209,152	207,828	185,506
Cash dividends per common share	$0.225	$0.450	$0.600	$0.450	$0.075

Other Data:
Adjusted EBITDA (1)	$5,715	$25,031	$319,086	$451,513	$438,739

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

This section contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations, and involve risks and uncertainties. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements because of various factors, including those described in the sections titled "Cautionary Note Regarding Forward-Looking Statements," Part I, Item 1A, "Risk Factors" and elsewhere in this Form 10-K.

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

We conduct our business through four operating segments:

•
International Services. We currently provide our services in approximately 50 countries on six continents. Our customers in these international markets are primarily large exploration and production companies, including integrated oil and gas companies and national oil and gas companies, and other oilfield services companies.

•
U.S. Services. We service customers in the offshore areas of the U.S. Gulf of Mexico. In addition, we have a presence in the active onshore oil and gas drilling regions in the U.S., including the Permian Basin, Eagle Ford Shale, Haynesville Shale, Marcellus Shale, Niobrara Shale and Utica Shale.

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

•
Blackhawk. We provide well construction and well intervention services and products, in addition to cementing tool expertise, in the U.S. and Mexican Gulf of Mexico, onshore U.S. and other select international locations. Blackhawk’s customer base consists primarily of major and independent oil and gas companies as well as other oilfield services companies.

How We Generate Our Revenue

The majority of our services revenues are derived primarily from personnel rates for our specially trained employees who perform tubular and other well construction services for our customers; and rates we charge for the suite of products and equipment that our employees use to perform these services.

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

Our Blackhawk revenues are derived from well construction and well intervention services and products. The revenues have historically been split evenly between service revenue and product revenue.

Outlook

In 2018, we expect to see increased customer spending globally on oil and natural gas exploration and production in response to the improvement in commodity prices in recent months. However, much of the anticipated increase in spending will likely continue to be associated with onshore projects that contribute lower revenue and margins to the Company than offshore projects. Activity in the deep and ultra-deep offshore markets is not projected to see significant improvement in 2018 and pricing of newly sanctioned projects is estimated to be approximately in-line with recent trends. In response, we are expanding products and services historically weighted to the U.S. market to international markets, reducing costs through operational efficiency gains and prioritizing projects that improve market share and profitability.

Our offshore businesses, both in the U.S. and internationally, continue to trend toward less predictable, shorter-term projects. We expect to see share gains in certain markets, but competitive pricing is likely to persist that could result in low growth in both revenue and margins.

Our onshore operations are expected to see sequential improvement, particularly in the U.S. onshore market, as drilling activity levels remain strong. The increase in demand for our services combined with a leaner cost structure is expected to result in higher revenues and improved profitability for this business in 2018.

The Tubular Sales segment is primarily driven by specialized needs of our customers and the timing of projects, specifically in the Gulf of Mexico. We expect to benefit from increased sales in select international markets that are predicted to supplement our modest activity growth outlook in the offshore Gulf of Mexico.

The Blackhawk product and service lines are expected to see meaningful improvement in 2018. The U.S. onshore products and services will likely improve from higher activity levels and the expansion of product and services to markets outside of the U.S. should lead to sequential increases in revenue for this segment. However, some of these increases could be at risk if activity levels in the U.S. Gulf of Mexico were to materially decrease as it represents a primary market for revenue generation.

Overall, our market outlook is modestly improved. The onshore markets in the U.S. are expected to continue to grow and we are expecting higher activity and international share growth from Blackhawk and Tubular Sales segments. However, we could face continued headwinds in the global offshore market in the near-term as customers look for commodity prices to remain at current levels for an extended period of time prior to allocating substantial financial resources to these projects. We remain in a very strong position financially with a significant cash balance relative to our debt.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) before interest income, net, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on disposal of assets, foreign currency gain or loss, equity-based compensation, unrealized and realized gain or loss, the effects of the TRA, other non-cash adjustments and other charges or credits. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues. We review Adjusted EBITDA and Adjusted EBITDA margin on both a consolidated basis and on a segment basis. We use Adjusted EBITDA and Adjusted EBITDA margin to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), items outside the control of our management team (such as income tax and foreign currency exchange rates) and other charges outside the normal course of business. Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income (loss), operating income (loss), cash flow from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles in the U.S. ("GAAP").

The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to net income (loss) for each of the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015

Net income (loss)	$(159,457)	$(156,079)	$106,110
Interest income, net	(2,309)	(2,073)	(341)
Depreciation and amortization	122,102	114,215	108,962
Income tax expense (benefit)	72,918	(25,643)	37,319
(Gain) loss on disposal of assets	(2,045)	1,117	(1,038)
Foreign currency (gain) loss	(2,075)	10,819	6,358
Derecognition of TRA liability (1)	(122,515)	—	—
Charges and credits (2)	99,096	82,675	61,716
Adjusted EBITDA	$5,715	$25,031	$319,086
Adjusted EBITDA margin	1.3%	5.1%	32.7%

(1) Please see Note 13 - Related Party Transactions in the Notes to the Consolidated Financial Statements for further discussion.

(2)
Comprised of Equity-based compensation expense (2017: $13,862; 2016: $15,978; 2015: $26,318), Mergers and acquisition expense (2017: $459; 2016: $13,784; 2015: none), Severance and other charges (2017: $75,354; 2016: $46,406; 2015: $35,484), Changes in value of contingent consideration (2017: none; 2016: none; 2015: $(1,532)) Unrealized and realized losses (2017: $2,791; 2016: $110; 2015: none), Investigation-related matters (2017: $6,143; 2016: $6,397; 2015: $1,446) and Other adjustments (2017: $487; 2016: none; 2015: none).

Safety Performance

Safety is our primary core value. Maintaining a strong safety record is a critical component of our operational success. Many of our customers have safety standards we must satisfy before we can perform services. As a result, we continually monitor and improve our safety performance through the evaluation of safety observations, job and customer surveys, and safety data. The primary measure for our safety performance is the tracking of the Total Recordable Incident Rate ("TRIR"). TRIR is a measure of the rate of recordable workplace injuries, normalized on the basis of 100 full time employees for an annual period. The factor is derived by multiplying the number of recordable injuries in a calendar year by 200,000 and dividing this value by the total hours actually worked in the year. A recordable injury includes occupational death, nonfatal occupational illness, and other occupational injuries that involve loss of consciousness, lost time injuries, restriction of work or motion cases, transfer to another job, or medical treatment cases other than first aid.

The table below presents our worldwide TRIR for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015

TRIR	0.57	0.87	0.76

Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015

Revenues:
Services	$364,061	$397,369	$766,252
Products	90,734	90,162	208,348
Total revenue	454,795	487,531	974,600

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Services (1)	223,222	246,652	384,842
Products (1)	87,200	70,616	129,748
General and administrative expenses (1)	163,704	171,887	174,479
Depreciation and amortization	122,102	114,215	108,962
Severance and other charges	75,354	46,406	35,484
Changes in contingent consideration	—	—	(1,532)
(Gain) loss on disposal of assets	(2,045)	1,117	(1,038)
Operating income (loss)	(214,742)	(163,362)	143,655

Other income (expense):
Derecognition of the TRA liability (2)	122,515	—	—
Other income	1,763	4,170	5,791
Interest income, net	2,309	2,073	341
Mergers and acquisition expense	(459)	(13,784)	—
Foreign currency gain (loss)	2,075	(10,819)	(6,358)
Total other income (expense)	128,203	(18,360)	(226)
Income (loss) before income tax expense (benefit)	(86,539)	(181,722)	143,429
Income tax expense (benefit)	72,918	(25,643)	37,319
Net income (loss)	(159,457)	(156,079)	106,110
Less: Net income (loss) attributable to noncontrolling interest	—	(20,741)	27,000
Net income (loss) attributable to Frank's International N.V.	$(159,457)	$(135,338)	$79,110

(1)
For the year ended December 31, 2016, $45,336 and $11,579 have been reclassified from general and administrative expenses to services and products, respectively, and $80,369 and $15,830, respectively, for the year ended December 31, 2015. See Note 1 - Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements.

(2)	Please see Note 13 - Related Party Transactions in the Notes to Consolidated Financial Statements for further discussion.

Consolidated Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues. Revenues from external customers, excluding intersegment sales, for the year ended December 31, 2017 decreased by $32.7 million, or 6.7%, to $454.8 million from $487.5 million for the year ended December 31, 2016. The decrease was primarily attributable to lower revenues in the majority of our segments due to declining activity as depressed oil and gas prices resulted in reduced rig count in offshore markets, downward pricing pressures, rig cancellations and delays as well as deferred work scopes in the International and offshore U.S. Services regions. Tubular Sales decreased due to lower international demand and decreased deepwater fabrication revenue. The decreased revenues were partially offset by an increase in revenues from our Blackhawk segment of $61.0 million resulting from our acquisition of Blackhawk in November 2016 and improved U.S. onshore revenues. See Note 3 - Acquisition and Divestitures in the Notes to Consolidated Financial Statements for additional information on our Blackhawk acquisition. Revenues for our segments are discussed separately below under the heading "Operating Segment Results."

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the year ended December 31, 2017 decreased by $6.8 million, or 2.2%, to $310.4 million from $317.3 million for the year ended December 31, 2016. The decrease was primarily due to lower cost of product sales in our Tubular Sales segment driven by lower activity volumes and cost cutting initiatives, partially offset by $26.6 million in additional cost of revenues related to our Blackhawk acquisition, which was acquired in November 2016.

General and administrative expenses. General and administrative ("G&A") expenses for the year ended December 31, 2017 decreased by $8.2 million, or 4.8%, to $163.7 million from $171.9 million for the year ended December 31, 2016, primarily due to the bad debt expense related to Venezuelan receivables in 2016, a reduction in compensation and benefit related expenses, and one-time property tax credits earned in 2017, partially offset by higher IT expenses and increased G&A expense related to the Blackhawk acquisition. Expense related to the write-off of Venezuelan receivables in 2017 is included in severance and other charges.

    Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2017 increased by $7.9 million, or 6.9%, to $122.1 million from $114.2 million for the year ended December 31, 2016. The increase was primarily attributable to our Blackhawk acquisition, partially offset by a lower depreciable base as a result of asset retirements during the fourth quarter of 2016.

Severance and other charges. Severance and other charges for the year ended December 31, 2017 increased $28.9 million, or 62.4%, to $75.4 million, primarily due to impairments of our pipe and connectors inventory of $51.2 million and accounts receivable write offs of $15.0 million related to Venezuela, Nigeria and Angola. During the fourth quarter of 2017, management decided to significantly reduce our footprint in Nigeria and Angola by exiting certain bases and temporarily abandoning our investment in Venezuela. This was partially offset by lower severance and other costs of $13.8 million and lower fixed asset retirements and abandonments of $23.4 million as compared to the prior year. See Note 19 - Severance and Other Charges in the Notes to Consolidated Financial Statements for additional information.

Foreign currency gain (loss). Foreign currency gain (loss) for the year ended December 31, 2017 changed by $12.9 million to a gain of $2.1 million from a loss of $(10.8) million for the year ended December 31, 2016. The change was primarily due to the devaluation of the Nigerian Naira during 2016.

Income tax expense (benefit). Income tax expense (benefit) for the year ended December 31, 2017 changed by $98.6 million to an expense of $72.9 million from a benefit of $(25.6) million for the year ended December 31, 2016. The effective income tax rate was (84.3)% and 14.1% for the years ended December 31, 2017 and December 31, 2016, respectively. The change from 2016 to 2017 was primarily because of recording valuation allowances against our net deferred tax assets, and the reversal of deferred taxes associated with the derecognition of the TRA. Excluding these one-time items, the effective income tax rate and income tax expense (benefit) for 2017 would have been 57.4% and $(49.7) million, respectively. The change from 2016 to 2017, excluding one-time items, is primarily due to changes in the jurisdictional mix of earnings.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law. Among the significant changes made by the Act was the reduction of the federal income tax rate from 35% to 21% as well as the imposition of a one-time repatriation tax on deemed repatriated earnings of certain foreign subsidiaries. US GAAP requires that the impact of the Tax Act be recognized in the period in which the law was enacted. Because of the change in tax rate, the Company recorded a $23.8 million reduction in the value of its deferred tax assets and liabilities. The reduction in value was fully offset by a corresponding change in valuation allowance. The net effect on total tax expense was zero. Due to its legal structure, the Company does not expect to incur any material liability with respect to the repatriation tax. These provisional amounts are the Company’s best estimates based on its current interpretation of the Tax Act and may change as the Company receives additional clarification of the Tax Act and or guidance on its implementation as part of its 2017 income tax compliance process.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues. Revenues from external customers, excluding intersegment sales, for the year ended December 31, 2016 decreased by $487.1 million, or 50.0%, to $487.5 million from $974.6 million for the year ended December 31, 2015. The decrease was primarily attributable to lower revenues in the majority of our segments due to declining activity as depressed oil and gas prices resulted in reduced rig count, downward pricing pressures, rig cancellations and delays as well as deferred work scopes in the International and U.S. Services regions while revenues for Tubular Sales decreased due to lower international demand and decreased deep water fabrication revenue. The decreased revenues were partially offset by revenues in our Blackhawk segment of $10.0 million resulting from our acquisition in November 2016. See Note 3 - Acquisition and Divestitures in the Notes to Consolidated Financial Statements for additional information on our Blackhawk acquisition. Revenues for our segments are discussed separately below under the heading "Operating Segment Results."

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the year ended December 31, 2016 decreased by $197.3 million, or 38.3%, to $317.3 million from $514.6 million for the year ended December 31, 2015. The decrease was due to lower activity volumes, offset by cost actions taken throughout 2016. We also incurred additional costs of $8.9 million related to our Blackhawk acquisition in November 2016.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2016 decreased by $2.6 million, or 1.5%, to $171.9 million from $174.5 million for the year ended December 31, 2015. Excluding the bad debt expense of $11.3 million related primarily to the collectability of receivables in Venezuela and the bankrupt customer in Nigeria, G&A expenses for the year ended December 31, 2016 decreased by $13.9 million, or 8.0%, primarily as a result of declining activity and pricing pressures, offset by internal cost initiatives, which included workforce reductions and lease terminations. Also, equity-based compensation expense decreased by $10.3 million as the IPO grants for retirement-eligible employees had a two year service requirement, which was completed during the third quarter of 2015. The decreased costs were partially offset by an increase in professional fees, which included costs related to our ongoing global corporate initiatives and the investigation mentioned in Note 18 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2016 increased by $5.3 million, or 4.8%, to $114.2 million from $109.0 million for the year ended December 31, 2015. The increase was primarily attributable to our acquisitions of Timco Services, Inc. and Blackhawk, as well as a higher depreciable base resulting from property and equipment additions.

Severance and other charges. Severance and other charges for the year ended December 31, 2016 were $46.4 million as we continued to take steps to adjust our workforce to meet the depressed demand in the industry in addition to the retirement of fixed assets of $29.9 million.

Mergers and acquisition expense. Mergers and acquisition expense for the year ended December 31, 2016 were $13.8 million as a result of our Blackhawk acquisition as mentioned in Note 3 - Acquisition and Divestitures in the Notes to Consolidated Financial Statements.

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

Operating Segment Results

The following table presents revenues and Adjusted EBITDA by segment (in thousands):

	Year Ended December 31,
	2017	2016	2015

Revenue:
International Services	$206,746	$237,207	$442,107
U.S. Services	118,815	152,827	326,437
Tubular Sales	58,210	87,515	206,056
Blackhawk	71,024	9,982	—
Total	$454,795	$487,531	$974,600

Segment Adjusted EBITDA: (1)
International Services	$30,801	$33,264	$182,475
U.S. Services (2)	(39,357)	(11,012)	95,612
Tubular Sales	3,181	1,741	40,999
Blackhawk	11,090	1,038	—
Total	$5,715	$25,031	$319,086

(1)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. (For a reconciliation of our Adjusted EBITDA, see "—Adjusted EBITDA and Adjusted EBITDA Margin.")

(2)	Amounts previously reported as Corporate and other of $478 and $96 for 2016 and 2015, respectively, have been reclassified to U.S. Services to conform to the current presentation.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

International Services

Revenue for the International Services segment decreased by $30.5 million, or 12.8%, compared to 2016, primarily due to lower offshore rig counts globally and increased pricing pressure on new contracts. Revenue declines in our Africa, Europe, and Asia Pacific regions were mostly attributable to our major customers reducing the amount of work they do in the regions, which was partially offset by our attempts to expand into countries with drilling activity where we have historically had a smaller presence and increases in Canada and the Middle East due to higher activity with key customers.

Adjusted EBITDA for the International Services segment decreased by $2.5 million, or 7.4%, compared to 2016, primarily due to the decrease in revenue, which was partially offset by lower expenses due to reduced activity and cost-cutting measures.

U.S. Services

Revenue for the U.S. Services segment decreased by $34.0 million, or 22.3%, compared to 2016 primarily due to a decrease in offshore services revenue of $51.4 million as a result of overall lower activity from weaknesses seen in the Gulf of Mexico due to rig cancellations and delays, coupled with downward pricing pressures. This was partially offset by an increase in onshore services revenue of $17.4 million as a result of improved activity due to increased oil prices, which has led to higher rig counts and more favorable pricing.

Adjusted EBITDA for the U.S. Services segment decreased by $28.3 million, or 257.4%, compared to 2016 primarily due to higher pricing concessions, increased asset related expenses and higher labor costs to support increased land activity, as well as higher corporate and other costs, which were attributable to ongoing global corporate initiatives.

Tubular Sales

Revenue for the Tubular Sales segment decreased by $29.3 million, or 33.5%, compared to 2016, primarily as a result of lower deepwater activity in the Gulf of Mexico.

Adjusted EBITDA for the Tubular Sales segment increased by $1.4 million, or 82.7%, compared to 2016, due to cost cutting measures and lower product costs, offset by an increase in freight costs associated with project work.

Blackhawk

The Blackhawk segment is comprised solely of the assets we acquired on November 1, 2016. Revenues and Adjusted EBITDA for the segment were $71.0 million and $11.1 million, respectively, for the year ended December 31, 2017, compared to $10.0 million and $1.0 million, respectively, for the two months ended December 31, 2016. See Note 3 - Acquisition and Divestitures in the Notes to Consolidated Financial Statements for additional information on our Blackhawk acquisition.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

International Services

Revenue for the International Services segment decreased by $204.9 million, or 46.3%, compared to 2015, primarily due to depressed oil and gas prices, which challenged the economics of current development projects and caused the termination of ongoing drilling campaigns and the delay in the commencement of new projects, as well as cancellations or deferred work scopes.

Adjusted EBITDA for the International Services segment decreased by $149.2 million, or 81.8%, compared to 2015, primarily due to the decrease in revenue and $11.3 million of bad debt expense related to the collectability of receivables in Venezuela and Nigeria, which were partially offset by lower expenses due to reduced activity and cost-cutting measures.

U.S. Services

Revenue for the U.S. Services segment decreased by $173.6 million, or 53.2%, compared to 2015 primarily due to depressed oil and gas prices. Onshore services revenue decreased by $51.3 million as a result of lower activity from declining rig counts and pricing discounts. The offshore business saw a decrease in revenue of $125.9 million as a result of overall lower activity from weaknesses seen in the Gulf of Mexico due to rig cancellations and delays, coupled with downward pricing pressures.

Adjusted EBITDA for the U.S. Services segment decreased by $106.5 million, or 111.5%, compared to 2015 primarily due to higher pricing concessions and lower activity of $94.6 million and higher corporate and other costs of $11.9 million primarily due to increased professional fees, which were attributable to ongoing global corporate initiatives.

Tubular Sales

Revenue for the Tubular Sales segment decreased by $118.5 million, or 57.5%, compared to 2015, primarily as a result of lower international demand and decreased deepwater fabrication revenue.

Adjusted EBITDA for the Tubular Sales segment decreased by $39.3 million, or 95.8%, compared to 2015, as it was negatively impacted by fixed costs associated with the manufacturing division and decreased revenues.

Blackhawk

The Blackhawk segment is comprised solely of the assets we acquired on November 1, 2016. Revenues and Adjusted EBITDA for the segment were $10.0 million and $1.0 million, respectively, for the year ended December 31, 2016. See Note 3 - Acquisition and Divestitures in the Notes to Consolidated Financial Statements for additional information on our Blackhawk acquisition.

Liquidity and Capital Resources

Liquidity

At December 31, 2017, we had cash and cash equivalents and short-term investments of $294.0 million and debt of $4.7 million. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures and acquisitions. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditures are estimated at $48.0 million for 2018. We expect approximately $38.0 million for the purchase and manufacture of equipment and $10.0 million for other property, plant and equipment, inclusive of the purchase or construction of facilities. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During the years ended December 31, 2017, 2016 and 2015, capital expenditures were $21.9 million, $42.1 million and $99.7 million, respectively, all of which were funded from internally generated sources. We believe our cash on hand and cash flows from operations will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months.

We paid dividends on our common stock of $50.2 million, or an aggregate of $0.225 per common share during the year ended December 31, 2017. The timing, declaration, amount of, and payment of any dividends is within the discretion of our board of managing directors subject to the approval of our Board of Supervisory Directors and will depend upon many factors, including our financial condition, earnings, capital requirements, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by our board of managing directors and our Board of Supervisory Directors. We do not have a legal obligation to pay any dividend and there can be no assurance that we will be able to do so. On October 27, 2017, the Board of Managing Directors of the Company, with the approval from the Board of Supervisory Directors of the Company, approved a plan to suspend the Company's quarterly dividend in order to preserve capital for various purposes, including to invest in growth opportunities.

On August 19, 2016, we received notice from Mosing Holdings that it was exercising its right to exchange, for 52,976,000 common shares, each of the following securities: (i) 52,976,000 Preferred Shares and (ii) 52,976,000 units in FICV. We issued 52,976,000 common shares to Mosing Holdings on August 26, 2016. As a result, there are no remaining issued or outstanding Preferred Shares and the Mosing family beneficially owns approximately 68% of our common shares. In addition, our obligation to make payments to our noncontrolling interest pursuant to the Limited Partnership Agreement of Frank's International C.V. ceased as of the effective date of the exchange.

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of our Credit Facility, we have the ability to increase the commitments to $150.0 million. At December 31, 2017 and 2016, we did not have any outstanding indebtedness under the Credit Facility. At December 31, 2017 and 2016, we had $2.8 million and $3.7 million, respectively, in letters of credit outstanding. As of December 31, 2017, our ability to borrow under the Credit Facility has been reduced to approximately $14.3 million less letters of credit outstanding under the Credit Facility as a result of our decreased Adjusted EBITDA. Our borrowing capacity under the Credit Facility could be reduced or eliminated depending on our future Adjusted EBITDA. If this were to occur, our overall liquidity would be diminished.

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain (i) a ratio of total consolidated funded debt to Adjusted EBITDA (as defined in the Credit Facility) of not more than 2.5 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0.

In addition, the Credit Facility contains customary events of default, including, among others, the failure to make required payments, failure to comply with certain covenants or other agreements, breach of the representations and covenants contained in the agreements, default of certain other indebtedness, certain events of bankruptcy or insolvency and the occurrence of a change in control.

On April 28, 2017, the Company obtained a limited waiver under its Revolving Credit Agreement, dated August 14, 2013, by and among FICV (as borrower), Amegy Bank National Association (as administrative agent), Capital One, National Association (as syndication agent) and the other lenders party thereto (the "Credit Agreement"), of its leverage ratio and interest coverage ratio for the fiscal quarters ending March 31, 2017 and June 30, 2017 (the “Waiver”) in order to not be in default for the first quarter of 2017. The Company agreed to comply with the following conditions during the period from the effective date of the Waiver until the delivery of its compliance certificate with respect to the fiscal quarter ending September 30, 2017: (i) maintain no less than $250.0 million in liquidity; (ii) abide by certain restrictions regarding the issuance of senior unsecured debt; and (iii) pay interest and commitment fees based on the highest “Applicable Margin” (as defined in the Credit Agreement) level. In connection with the Waiver, the Company paid a waiver fee to each lender that executed the Waiver equal to five basis points of the respective lender’s commitment under the Credit Agreement. As of December 31, 2017, we were in compliance with the covenants included in the Credit Agreement.

Citibank Credit Facility

In 2016, we entered into a three-year credit facility with Citibank N.A., UAE Branch in the amount of $6.0 million for the issuance of standby letters of credit and guarantees. The credit facility also allows for open ended guarantees. Outstanding amounts under the credit facility bear interest of 1.25% per annum for amounts outstanding up to one year. Amounts outstanding more than one year bear interest at 1.5% per annum. As of December 31, 2017 and 2016, we had $2.6 million and $2.2 million, respectively, in letters of credit outstanding.

Insurance Notes Payable

In 2017, we entered into three notes to finance our annual insurance premiums totaling $5.1 million. The notes bear interest at an annual rate of 2.3% with a final maturity date in October 2018. At December 31, 2017, the total outstanding balance was $4.7 million.

Cash Flows from Operating, Investing and Financing Activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Year Ended December 31,
	2017	2016	2015

Operating activities	$24,774	$(10,831)	$427,758
Investing activities	(77,709)	(178,915)	(174,689)
Financing activities	(52,471)	(96,765)	(141,209)
	(105,406)	(286,511)	111,860
Effect of exchange rate changes on cash activities	(1,105)	3,678	1,145
Increase (decrease) in cash and cash equivalents	$(106,511)	$(282,833)	$113,005

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

Operating Activities

Cash flow provided by (used in) operating activities was $24.8 million for the year ended December 31, 2017 as compared to $(10.8) million in 2016. The increase in cash provided by operating activities in 2017 of $35.6 million as compared to 2016 was primarily a result of positive changes to working capital and other long-term assets and liabilities of $39.8 million, partially offset by an increase in net loss of $3.4 million. Most of the increase in working capital during 2017 was due to tax refunds of $29.7 million.

The decrease in cash flow provided by (used in) operating activities for the year ended December 31, 2016 of $438.6 million as compared to the year ended December 31, 2015 was primarily due to a net loss as a result of lower activity due to depressed oil and gas prices, the impact of deferred taxes and working capital changes primarily related to accounts receivable and accrued expense and other liabilities.

Investing Activities

Cash flow used in investing activities was $77.7 million for the year ended December 31, 2017 as compared to $178.9 million for the year ended December 31, 2016. The decrease of $101.2 million period over period was primarily related to the acquisition of Blackhawk during 2016, for which $150.4 million in cash was used. In addition, lower purchases of property plant and equipment of $20.2 million and higher proceeds from sale of assets of $10.2 million also contributed to the decrease. These changes were partially offset by a net increase in purchase of investments of $79.8 million, primarily related to net purchases of investments with original maturities greater than three months but less than twelve months.

Cash flow used in investing activities was $178.9 million for the year ended December 31, 2016 as compared to $174.7 million for the year ended December 31, 2015. The increase of $4.2 million period over period was primarily related to an increase in cash used for acquisitions of $71.8 million, offset by lower purchases of property plant and equipment of $57.6 million and an increase of $11.1 million in proceeds from the sale of investments related to our executive deferred compensation plan, which was used to make payments to former key employees.

Financing Activities

Cash flow used in financing activities was $52.5 million for the year ended December 31, 2017 as compared to $96.8 million for the year ended December 31, 2016. The decrease of $44.3 million period over period is primarily related to lower dividends paid on common stock of $28.9 million, the absence of a payment to our noncontrolling interest of $8.0 million and lower repayments on borrowings of $6.5 million.

Cash flow used in financing activities was $96.8 million for the year ended December 31, 2016 as compared to $141.2 million for the year ended December 31, 2015. The decrease of $44.4 million period over period was primarily due to lower dividend payments of $13.8 million as a result of a reduction in the dividends per share amount and lower noncontrolling interest payments of $35.5 million. These decreases were partially offset by higher repayments on borrowings of $6.4 million.

Contractual Obligations

We are a party to various contractual obligations. A portion of these obligations are reflected in our financial statements, such as long-term debt, while other obligations, such as operating leases and purchase obligations, are not reflected on our balance sheet. The following is a summary of our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$4,721	$4,721	$—	$—	$—
Noncancellable operating leases	37,390	10,563	11,020	7,882	7,925
Purchase obligations (1)	22,147	12,578	9,569	—	—
Total	$64,258	$27,862	$20,589	$7,882	$7,925

(1)	Includes purchase commitments primarily related to connectors, pipe and other inventory. We enter into purchase commitments as needed.

Not included in the table above are uncertain tax positions of $0.2 million.

Tax Receivable Agreement

We entered into a TRA with FICV and Mosing Holdings in connection with our IPO. The TRA generally provides for the payment by us to Mosing Holdings of 85% of the amount of the actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax in periods after our IPO (which reductions we refer to as "cash savings") as a result of (i) the tax basis increases resulting from the transfer of FICV interests to us in connection with the conversion of shares of Preferred Stock into shares of our common stock on August 26, 2016 and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. In addition, the TRA provides for interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. We will retain the remaining 15% of cash savings, if any. The payment obligations under the TRA are our obligations and not obligations of FICV. The term of the TRA continues until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRA.
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
In certain circumstances, we may be required to make payments under the TRA that we have entered into with Mosing Holdings. In most circumstances, these payments will be associated with the actual cash savings that we recognize in connection with the conversion of Preferred Stock, which would reduce the actual tax benefit to us. If we were to elect to exercise our sole right to terminate the TRA early or enter into certain change of control transactions, we may incur payment obligations prior to the time we actually incur any tax benefit. In those circumstances, we would need to pay the amounts out of cash on hand, finance the payments or refrain from triggering the obligation. Though we do not have any present intention of triggering an advance payment under the TRA, based on our current liquidity and our expected ability to access debt and equity financing, we believe we would be able to make such a payment if necessary. Any such payment could reduce our cash on hand and our borrowing availability, however, which would also reduce the amount of cash available to operate our business, to fund capital expenditures and to be paid as dividends to our stockholders, among other things. Please see Note 13 - Related Party Transactions in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At December 31, 2017, we had no off-balance sheet arrangements with the exception of operating leases and purchase obligations.

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

We design and manufacture a suite of highly technical equipment and products that we use in connection with providing our services to our customers, including high-end, proprietary tubular handling or well construction equipment. Substantially all equipment has a service element for personnel operating the equipment. We provide our equipment either under direct agreements or with customers with agreements in place. Revenue from equipment agreements is recognized as earned over the relevant period.

•	International equipment is billed on a per month or similar basis.

•	U.S. equipment is billed on,
i) Offshore - per day or similar basis.
ii) Land - on completion of a job or project basis.

•	Blackhawk services are billed on,
i) Offshore and Land - per day basis with some minimum days requirements.
ii) International - negotiated contracts but are primarily based on monthly rates.

For customers contracted under direct service purchase orders and direct agreements, an accrual is recorded in unbilled accounts receivable for revenue earned but not yet invoiced.

Tubular Sales and Blackhawk Product Revenue. Revenue on tubular and Blackhawk product sales is recognized when the product has shipped and significant risks of ownership have passed to the customer. The sales arrangements typically do not include right of return or other similar provisions or other post-delivery obligations.

Some of our tubular sales and well construction customers have requested that we store pipe, connectors and other products purchased from us in our facilities. We considered whether revenue should be recognized on these sales under the “bill and hold” guidance provided by the SEC Staff; however, based upon the assessment performed, revenue recognition on these transactions totaling $4.7 million and $18.1 million was deferred at December 31, 2017 and 2016, respectively until delivery and significant risks of ownership have passed to the customer.

Income Taxes

The liability method is used for determining our income tax provisions, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all the deferred tax assets will not be realized. In determining the need for valuation allowances, we have made judgments and estimates regarding future taxable income and ongoing prudent and feasible tax planning strategies. These estimates and judgments include some degree of uncertainty, and changes in these estimates and assumptions could require us to adjust the valuation allowances for our deferred tax assets. Historically, changes to valuation allowances have been caused by major changes in the business cycle in certain countries and changes in local country law. The ultimate realization of the deferred tax assets depends on the generation of sufficient taxable income in the applicable taxing jurisdictions.

Through FICV, we operate in approximately 50 countries under many legal forms. As a result, we are subject to the jurisdiction of numerous U.S. and foreign tax authorities, as well as to tax agreements and treaties among these governments. Our operations in these different jurisdictions are taxed on various bases: actual income before taxes, deemed profits (which are generally determined using a percentage of revenue rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

Our tax filings for open tax periods are subject to audit by the tax authorities . These audits may result in assessments of additional taxes that are resolved either with the tax authorities or through the courts. These assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of these situations inevitably includes some degree of uncertainty; accordingly, we provide taxes only for the amounts we believe will ultimately result from these proceedings. The resulting change to our tax liability, if any, is dependent on numerous factors including, among others, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the local courts; the number of countries in which we do business; and the potential for changes in the tax paid to one country to either produce, or fail to produce, an offsetting tax change in other countries. Our experience has been that the estimates and assumptions used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide, and the potential exists that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued.

In addition to the aforementioned assessments received from various tax authorities, we also provide for taxes for uncertain tax positions where formal assessments have not been received. The determination of these liabilities requires the use of estimates and assumptions regarding future events. Once established, we adjust these amounts only when more information is available or when an event occurs necessitating a change to the reserves such as changes in the facts or law, judicial decisions regarding the application of existing law or a favorable audit outcome. We believe that the resolution of tax matters will not have a material effect on our consolidated financial condition, although a resolution could have a material impact on our consolidated statements of operations for a particular period and on our effective tax rate for any period in which such resolution occurs.

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. A qualitative assessment is allowed to determine if goodwill is potentially impaired. The qualitative assessment determines whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then a quantitative impairment test is performed. The quantitative goodwill impairment test is used to identify both the existence of impairment and the amount of impairment loss. The test compares the fair value of a reporting unit with its carrying amount, including goodwill. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.

During the fourth quarter of 2017, we elected to change the timing of our annual goodwill impairment testing from December 31 to October 31 for our U.S Services, International Services, Tubular Sales and Manufacturing reporting units. This accounting change is considered to be preferable because it allows for additional time to complete the annual goodwill impairment test, better aligns with our planning process, and synchronizes the testing date for all of our reporting units as October 31, which is the Blackhawk reporting unit's annual impairment testing date. This change did not result in adjustments to previously issued financial statements.

No goodwill impairment was recorded for years ended December 31, 2017, 2016 and 2015. Our goodwill is allocated to our operating segments as follows: U.S. Services - approximately $16.2 million; Tubular Sales - approximately $2.4 million; Blackhawk - approximately $192.4 million. The inputs used in the determination of fair value are generally level 3 inputs.

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

We have experienced payment delays from certain customers in Nigeria, Angola and Venezuela. During 2016, we recorded an allowance of $9.6 million for trade accounts receivable from our national oil company customer in Venezuela due to the uncertainty of collection. During the fourth quarter of 2017 management decided to significantly reduce our footprint in Nigeria and Angola by exiting certain bases and temporarily abandoning our investment in Venezuela, primarily consisting of accounts receivable, which we believe will diminish our ability to collect amounts owed. As a result, we wrote off the previously reserved trade accounts receivable of $9.6 million. In addition, we wrote off trade accounts receivables of $15.0 million for Nigeria, Angola and Venezuela, which is included in the financial statement line item severance and other charges during the year ended December 31, 2017. Our allowance for doubtful accounts at December 31, 2017 and 2016 was $4.8 million and $14.3 million, respectively.

Recent Accounting Pronouncements

See Note 1 - Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data," under the heading "Recent Accounting Pronouncements" included in this Form 10-K.

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

For the year ended December 31, 2017, on a U.S. dollar-equivalent basis, approximately 25% of our revenue was represented by currencies other than the U.S. dollar. However, no single foreign currency poses a primary risk to us. A hypothetical 10% decrease in the exchange rates for each of the foreign currencies in which a portion of our revenues is denominated would result in a 2.2% decrease in our overall revenues for the year ended December 31, 2017.

We enter into short-duration foreign currency forward contracts to mitigate our exposure to non-local currency operating working capital. We are also exposed to market risk on our forward contracts related to potential non-performance by our counterparty. It is our policy to enter into derivative contracts with counterparties that are creditworthy institutions.

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

As of December 31, 2017 and 2016, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

Foreign Currency	Notional Amount	Contractual Exchange Rate	Fair Value at December 31, 2017
Canadian dollar	$6,226	1.2850	$(165)
Euro	5,326	1.1836	(101)
Norwegian krone	6,212	8.3704	(157)
Pound sterling	6,039	1.3419	(64)
			$(487)

Foreign Currency	Notional Amount	Contractual Exchange Rate	Fair Value at December 31, 2016
Canadian dollar	$4,553	1.3179	$74
Euro	4,753	1.0563	(11)
Euro	2,558	1.0659	(24)
Norwegian krone	3,643	8.5101	38
Pound sterling	3,908	1.2607	69
			$146

Based on the derivative contracts that were in place as of December 31, 2017, a simultaneous 10% weakening of the U.S. dollar as compared to the Canadian dollar, Euro, Norwegian krone, and Pound sterling would result in a $2.6 million decrease in the market value of our forward contracts.

Interest Rate Risk

As of December 31, 2017, we did not have an outstanding funded debt balance under the Credit Facility. If we borrow under the Credit Facility in the future, we will be exposed to changes in interest rates on our floating rate borrowings under the Credit Facility. Although we do not currently utilize interest rate derivative instruments to reduce interest rate exposure, we may do so in the future.

Customer Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are trade receivables. We extend credit to customers and other parties in the normal course of business. International sales also present various risks including governmental activities that may limit or disrupt markets and restrict the movement of funds. We operate in approximately 50 countries and, as a result, our accounts receivables are spread over many countries and customers.

We are also exposed to credit risk because our customers are concentrated in the oil and natural gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, because our customers may be similarly affected by changes in economic and industry conditions, including sensitivity to commodity prices. While current energy prices are important contributors to positive cash flow for our customers, expectations about future prices and price volatility are generally more important for determining future spending levels. However, any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity, as well as the entire health of the oil and natural gas industry and can therefore negatively impact spending by our customers.

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
We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Supervisory Directors and Stockholders of Frank’s International N.V.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Frank’s International N.V. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the accompanying consolidated financial statements, the Company changed the manner in which it accounts for goodwill impairment in 2017, and changed the impairment testing date for two of its reporting units from December 31 to October 31.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 27, 2018

We have served as the Company’s auditor since 2008.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$213,015	$319,526
Short-term investments	81,021	—
Accounts receivables, net	127,210	167,417
Inventories, net	76,420	139,079
Assets held for sale	3,792	—
Other current assets	10,437	14,027
Total current assets	511,895	640,049

Property, plant and equipment, net	469,646	567,024
Goodwill	211,040	211,063
Intangible assets, net	33,895	45,083
Deferred tax assets, net	—	79,309
Other assets	35,293	45,533
Total assets	$1,261,769	$1,588,061

Liabilities and Equity
Current liabilities:
Short-term debt	$4,721	$276
Accounts payable	33,912	16,081
Deferred revenue	4,703	18,072
Accrued and other current liabilities	74,973	64,950
Total current liabilities	118,309	99,379

Deferred tax liabilities	229	20,951
Other non-current liabilities	27,330	156,412
Total liabilities	145,868	276,742

Commitments and contingencies (Note 18)

Stockholders' equity:
Common stock, €0.01 par value, 798,096,000 shares authorized, 224,228,071 and 223,161,356 shares issued and 223,289,389 and 222,401,427 shares outstanding	2,814	2,802
Additional paid-in capital	1,050,873	1,036,786
Retained earnings	106,923	317,270
Accumulated other comprehensive loss	(30,972)	(32,977)
Treasury stock (at cost), 938,682 and 759,929 shares	(13,737)	(12,562)
Total stockholders' equity	1,115,901	1,311,319
Total liabilities and equity	$1,261,769	$1,588,061

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Services	$364,061	$397,369	$766,252
Products	90,734	90,162	208,348
Total revenue	454,795	487,531	974,600

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Services	223,222	246,652	384,842
Products	87,200	70,616	129,748
General and administrative expenses	163,704	171,887	174,479
Depreciation and amortization	122,102	114,215	108,962
Severance and other charges	75,354	46,406	35,484
Changes in contingent consideration	—	—	(1,532)
(Gain) loss on disposal of assets	(2,045)	1,117	(1,038)
Operating income (loss)	(214,742)	(163,362)	143,655

Other income (expense):
Derecognition of the tax receivable agreement liability	122,515	—	—
Other income, net	1,763	4,170	5,791
Interest income, net	2,309	2,073	341
Mergers and acquisition expense	(459)	(13,784)	—
Foreign currency gain (loss)	2,075	(10,819)	(6,358)
Total other income (expense)	128,203	(18,360)	(226)
Income (loss) before income tax expense (benefit)	(86,539)	(181,722)	143,429
Income tax expense (benefit)	72,918	(25,643)	37,319
Net income (loss)	(159,457)	(156,079)	106,110
Net income (loss) attributable to noncontrolling interest	—	(20,741)	27,000
Net income (loss) attributable to Frank's International N.V.	$(159,457)	$(135,338)	$79,110
Preferred stock dividends	—	(1)	(2)
Net income (loss) attributable to Frank's International N.V. common shareholders	$(159,457)	$(135,339)	$79,108

Dividends per common share:	$0.225	$0.45	$0.60

Income (loss) per common share:
Basic	$(0.72)	$(0.77)	$0.51
Diluted	$(0.72)	$(0.77)	$0.50

Weighted average common shares outstanding:
Basic	222,940	176,584	154,662
Diluted	222,940	176,584	209,152

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2017	2016	2015

Net income (loss)	$(159,457)	$(156,079)	$106,110
Other comprehensive income (loss):
Foreign currency translation adjustments	2,345	546	(14,039)
Marketable securities:
Unrealized gain (loss) on marketable securities	(103)	1,214	(1,500)
Reclassification to net income	(395)	—	—
Deferred tax asset / liability change	158	(418)	314
Unrealized gain (loss) on marketable securities, net of tax	(340)	796	(1,186)
Total other comprehensive income (loss)	2,005	1,342	(15,225)
Comprehensive income (loss)	(157,452)	(154,737)	90,885
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	(20,180)	23,120
Add: Transfer of Mosing Holdings interest to FINV attributable to comprehensive loss (See Note 13)	—	(8,203)	—
Comprehensive income (loss) attributable to Frank's International N.V.	$(157,452)	$(142,760)	$67,765

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Interest	Equity
Balances at December 31, 2014	154,327	$2,033	$683,611	$545,357	$(14,210)	$(4,801)	$260,546	$1,472,536
Net income	—	—	—	79,110	—	—	27,000	106,110
Foreign currency translation adjustments	—	—	—	—	(10,462)	—	(3,577)	(14,039)
Unrealized loss on marketable securities	—	—	—	—	(883)	—	(303)	(1,186)
Equity-based compensation expense	—	—	28,600	—	—	—	—	28,600
Distributions to noncontrolling interest	—	—	—	—	—	—	(43,539)	(43,539)
Common stock dividends ($0.60 per share)	—	—	—	(92,844)	—	—	—	(92,844)
Preferred stock dividends	—	—	—	(2)	—	—	—	(2)
Common shares issued upon vesting of share-based awards	1,070	12	(12)	—	—	—	—	—
Common shares issued for employee stock purchase plan (ESPP)	20	—	287	—	—	—	—	287
Treasury shares withheld	(271)	—	—	—	—	(4,497)	—	(4,497)
Balances at December 31, 2015	155,146	$2,045	$712,486	$531,621	$(25,555)	$(9,298)	$240,127	$1,451,426
Net loss	—	—	—	(135,338)	—	—	(20,741)	(156,079)
Foreign currency translation adjustments	—	—	—	—	165	—	381	546
Unrealized gain on marketable securities	—	—	—	—	616	—	180	796
Equity-based compensation expense	—	—	15,978	—	—	—	—	15,978
Distributions to noncontrolling interest	—	—	—	—	—	—	(8,027)	(8,027)
Common stock dividends ($0.45 per share)	—	—	—	(79,012)	—	—	—	(79,012)
Preferred stock dividends	—	—	—	(1)	—	—	—	(1)
Transfer of Mosing Holdings interest to FINV	—	—	239,871	—	(8,203)	—	(211,920)	19,748
Common shares issued on conversion of Series A preferred stock	52,976	597	—	—	—	—	—	597
Common shares issued upon vesting of share-based awards	1,644	19	(19)	—	—	—	—	—
TRA and associated deferred taxes	—	—	(76,409)	—	—	—	—	(76,409)
Common shares issued for ESPP	76	1	972	—	—	—	—	973
Blackhawk acquisition	12,804	140	143,907	—	—	—	—	144,047
Treasury shares withheld	(245)	—	—	—	—	(3,264)	—	(3,264)
Balances at December 31, 2016	222,401	$2,802	$1,036,786	$317,270	$(32,977)	$(12,562)	$—	$1,311,319
Net loss	—	—	—	(159,457)	—	—	—	(159,457)
Foreign currency translation adjustments	—	—	—	—	2,345	—	—	2,345
Unrealized loss on marketable securities	—	—	—	—	(340)	—	—	(340)
Equity-based compensation expense	—	—	13,825	—	—	—	—	13,825
Common stock dividends ($0.225 per share)	—	—	—	(50,154)	—	—	—	(50,154)
Common shares issued upon vesting of share-based awards	1,017	11	(11)	—	—	—	—	—
Common shares issued for ESPP	50	1	523	—	—	—	—	524
Treasury shares issued upon vesting of share-based awards	4	—	(84)	—	—	66	—	(18)
Treasury shares issued for ESPP	105	—	(166)	(736)	—	1,642	—	740
Treasury shares withheld	(288)	—	—	—	—	(2,883)	—	(2,883)
Balances at December 31, 2017	223,289	$2,814	$1,050,873	$106,923	$(30,972)	$(13,737)	$—	$1,115,901

The accompanying notes are an integral part of these consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$(159,457)	$(156,079)	$106,110
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Derecognition of the TRA liability	(122,515)	—	—
Depreciation and amortization	122,102	114,215	108,962
Equity-based compensation expense	13,825	15,978	28,600
Loss on asset write-off and retirements	71,942	29,881	—
Amortization of deferred financing costs	267	164	164
Deferred tax provision (benefit)	15,543	(27,536)	4,868
Reversal of deferred tax assets associated with the TRA	46,874	—	—
Provision for bad debts	950	11,581	228
(Gain) loss on disposal of assets	(2,045)	1,117	(1,038)
Changes in fair value of investments	(2,627)	(1,123)	741
Change in value of contingent consideration	—	—	(1,532)
Unrealized (gain) loss on derivative	634	64	(210)
Realized loss on sale of investment	478	—	—
Other	(1,876)	—	(3,909)
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	21,271	70,388	140,657
Inventories	12,102	27,379	41,502
Other current assets	8,677	4,039	16,981
Other assets	674	(692)	1,333
Accounts payable	7,336	(3,485)	(3,035)
Deferred revenue	(13,373)	(39,659)	(18,473)
Accrued expenses and other current liabilities	8,438	(43,583)	3,971
Other noncurrent liabilities	(4,446)	(13,480)	1,838
Net cash provided by (used in) operating activities	24,774	(10,831)	427,758
Cash flows from investing activities
Acquisition of Blackhawk (net of acquired cash)	—	(150,437)	—
Acquisition of Timco Services, Inc. (net of acquired cash)	—	—	(78,676)
Purchase of property, plant and equipment	(21,905)	(42,127)	(99,723)
Proceeds from sale of assets and equipment	14,030	3,858	4,579
Purchase of investments	(123,048)	(1,003)	(869)
Proceeds from sale of investments	53,299	11,101	—
Other	(85)	(307)	—
Net cash used in investing activities	(77,709)	(178,915)	(174,689)
Cash flows from financing activities
Repayments of borrowings	(680)	(7,201)	(765)
Proceeds from borrowings	—	363	151
Cost of Series A convertible preferred stock conversion to common stock	—	(595)	—
Dividends paid on common stock	(50,154)	(79,013)	(92,844)
Dividends paid on preferred stock	—	(1)	(2)
Distribution to noncontrolling interest	—	(8,027)	(43,539)
Treasury shares withheld	(2,901)	(3,264)	(4,497)
Proceeds from the issuance of ESPP shares	1,264	973	287
Net cash used in financing activities	(52,471)	(96,765)	(141,209)
Effect of exchange rate changes on cash	(1,105)	3,678	1,145
Net increase (decrease) in cash	(106,511)	(282,833)	113,005
Cash and cash equivalents at beginning of period	319,526	602,359	489,354
Cash and cash equivalents at end of period	$213,015	$319,526	$602,359

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

Basis of Presentation

The consolidated financial statements of FINV for the years ended December 31, 2017, 2016 and 2015 include the activities of Frank's International C.V. ("FICV"), Blackhawk Group Holdings, LLC ("Blackhawk") and their wholly owned subsidiaries (collectively, "Company," "we," "us" and "our"). All intercompany accounts and transactions have been eliminated for purposes of preparing these consolidated financial statements.

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

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on our net income (loss), working capital, cash flows or total equity previously reported.

Historically, and through December 31, 2016, certain direct and indirect costs related to operations and manufacturing were classified and reported as general and administrative expenses ("G&A"). The historical classification was consistent with the information used by the Company’s chief operating decision maker ("CODM") to assess performance of the Company’s segments and make resource allocation decisions, and the classification of such costs within the consolidated statements of income was aligned with the segment presentation. Effective January 1, 2017, the company changed the classification of certain of these costs in its segment reporting disclosures and within the consolidated statements of income to reflect a change in the presentation of the information used by the Company’s CODM.

This reclassification of costs between cost of revenue and G&A has no net impact to the consolidated statements of income or to total segment reporting. The change reflects the CODM's philosophy on assessing performance and allocating resources, as well as improves comparability to the Company's peer group. This is a change in costs classification and has been reflected retrospectively for all periods presented.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of reclassifications to previously reported amounts (in thousands):

	Year Ended December 31, 2016			Year Ended December 31, 2015
	As previously reported	Reclassifications	As currently reported	As previously reported	Reclassifications	As currently reported
Consolidated Statements of Operations
Cost of revenues, exclusive of depreciation and amortization
Services	$201,316	$45,336	$246,652	$304,473	$80,369	$384,842
Products	59,037	11,579	70,616	113,918	15,830	129,748
General and administrative expenses	228,802	(56,915)	171,887	270,678	(96,199)	174,479

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income (Loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, short-term investments, trade accounts receivable, available-for-sale securities, derivative financial instruments, obligations under trade accounts payable and short -term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, short-term investments, trade accounts receivable, trade accounts payable and short-term debt approximate fair value. Refer to Note 10 – Fair Value Measurements for the fair values of our available-for-sale securities, derivative financial instruments, and other obligations.

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

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. A qualitative assessment is allowed to determine if goodwill is potentially impaired. The qualitative assessment determines whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If it is more likely than not that the fair value of the reporting unit is less

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

than the carrying amount, then a quantitative impairment test is performed. The quantitative goodwill impairment test is used to identify both the existence of impairment and the amount of impairment loss. The test compares the fair value of a reporting unit with its carrying amount, including goodwill. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.

During the fourth quarter of 2017, we elected to change the timing of our annual goodwill impairment testing from December 31 to October 31 for our U.S Services, International Services, Tubular Sales and Manufacturing reporting units. This accounting change is considered to be preferable because it allows for additional time to complete the annual goodwill impairment test, better aligns with our planning process, and synchronizes the testing date for all of our reporting units as October 31, which is the Blackhawk reporting unit's annual impairment testing date. This change did not result in adjustments to previously issued financial statements.

No goodwill impairment was recorded for years ended December 31, 2017, 2016 and 2015. Our goodwill is allocated to our operating segments as follows: U.S. Services - approximately $16.2 million; Tubular Sales - approximately $2.4 million; Blackhawk - approximately $192.4 million. The inputs used in the determination of fair value are generally level 3 inputs. See Note 10 – Fair Value Measurements in these Notes to Consolidated Financial Statements for a discussion of fair value measures.

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

Income Taxes

We operate under many legal forms in approximately 50 countries. As a result, we are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these different jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), and withholding taxes based on revenues. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions, or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

We provide for income tax expense based on the liability method of accounting for income taxes based on the authoritative accounting guidance. Deferred tax assets and liabilities are recorded based upon temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes, and are measured using the tax rates and laws expected to be in effect when the differences are projected to reverse. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, we have made judgments and estimates regarding future taxable income. These estimates and judgments include some degree of uncertainty, and changes in these estimates and assumptions could require us to adjust the valuation allowances for our deferred tax assets. The ultimate realization of the deferred tax assets depends on the generation of sufficient taxable income in the applicable taxing jurisdictions. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities and associated valuation allowances during the period. The impact of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. We evaluate impairment of our intangible assets on an asset group basis whenever circumstances indicate that the carrying value may not be recoverable. Intangible assets deemed to be impaired are written down to their fair value discounted cash flows and, if available, comparable market values.

The following table provides information related to our intangible assets as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$39,050	$(17,577)	$21,473	$38,681	$(11,452)	$27,229
Trade name	11,407	(6,494)	4,913	11,733	(3,648)	8,085
Intellectual property	9,892	(2,463)	7,429	9,748	(379)	9,369
Non-compete agreement	1,160	(1,080)	80	1,160	(760)	400
Total intangible assets	$61,509	$(27,614)	$33,895	$61,322	$(16,239)	$45,083

Amortization expense for intangibles assets was $11.4 million, $3.5 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, estimated amortization expense for the intangible assets for each of the next five years was as follows (in thousands):

Period	Amount
2018	$10,698
2019	10,111
2020	6,920
2021	5,503
2022	118
Thereafter	545
Total	$33,895

Inventories

Inventories are stated at the lower of cost (primarily average cost) or net realizable value. Work in progress and finished goods include the cost of materials, labor, and manufacturing overhead. Inventory placed in service is either capitalized and included in equipment or expensed based upon our capitalization policies.

Marketable Securities and Cash Surrender Value of Life Insurance Policies

Our marketable securities in publicly traded equity securities as an indirect result of strategic investments are classified as available-for-sale and are reported at fair value. See Note 7 – Other Assets. Unrealized gains and losses are reported as a component of stockholders’ equity.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also have cash surrender value of life insurance policies that are held within a Rabbi Trust for the purpose of paying future executive deferred compensation benefit obligations. Unrealized and realized gains and losses on marketable securities are included in other income on our consolidated statements of operations, net when realized. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary. Realized gains (losses) on investments were $2.4 million, $1.1 million and $(0.7) million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Depreciation on fixed assets is computed using the straight-line method over the estimated useful lives of the individual assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. Depreciation expense was $110.7 million, $110.7 million and $107.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

We design and manufacture a suite of highly technical equipment and products that we use in connection with providing our services to our customers, including high-end, proprietary tubular handling or well construction equipment. Substantially all equipment has a service element for personnel operating the equipment. We provide our equipment either under direct agreements or with customers with agreements in place. Revenue from equipment agreements is recognized as earned over the relevant period.

•	International equipment is billed on a per month or similar basis.

•	U.S. equipment is billed on,
i) Offshore - per day or similar basis.
ii) Land - on completion of a job or project basis.

•	Blackhawk services are billed on,
i) Offshore and Land - per day basis with some minimum days requirements.
ii) International - negotiated contracts but are primarily based on monthly rates.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For customers contracted under direct service purchase orders and direct agreements, an accrual is recorded in unbilled accounts receivable for revenue earned but not yet invoiced.

Tubular Sales and Blackhawk Product Revenue. Revenue on tubular and Blackhawk product sales is recognized when the product has shipped and significant risks of ownership have passed to the customer. The sales arrangements typically do not include right of return or other similar provisions or other post-delivery obligations.

Some of our tubular sales and well construction customers have requested that we store pipe, connectors and other products purchased from us in our facilities. We considered whether revenue should be recognized on these sales under the “bill and hold” guidance provided by the SEC Staff; however, based upon the assessment performed, revenue recognition on these transactions totaling $4.7 million and $18.1 million was deferred at December 31, 2017 and 2016, respectively.

Short‑term investments

Short‑term investments consist of commercial paper, classified as held-to-maturity and a fund that primarily invests in short-term debt securities. These investments have original maturities of greater than three months but less than twelve months. At December 31, 2017, the carrying amount of our short-term investments was $81.0 million.

Stock-Based Compensation

Our 2013 Long-Term Incentive Plan provides for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units ("RSUs"), performance restricted stock units ("PRSUs"), dividend equivalent rights and other types of equity and cash incentive awards to employees, non-employee directors and service providers. Stock-based compensation expense is measured at the grant date of the share-based awards based on their value. Stock-based compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the consolidated statements of operations.

Our stock-based compensation currently consists of RSUs and PRSUs. The grant date fair value of the RSUs, which are not entitled to receive dividends until vested, is measured by reducing the share price at that date by the present value of the dividends expected to be paid during the requisite vesting period, discounted at the appropriate risk-free interest rate. The grant date fair value and compensation expense of PRSU grants is estimated based on the Company's closing stock price as of the day before the grant date using a Monte Carlo simulation.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates ("ASUs") to the FASB’s Accounting Standards Codification.

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and were either determined to be not applicable or are expected to have immaterial impact on our consolidated financial position, results of operations or cash flows.

In May 2017, the FASB issued guidance to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when accounting for a change to the terms and conditions of a share-based payment award. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this guidance should be applied prospectively to an award modified on or after the adoption date. We adopted the guidance on January 1, 2018 and the adoption did not have an impact on our consolidated financial statements.

In January 2017, the FASB issued guidance that simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. The new standard is effective for public companies for their annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company has adopted the provisions of this new accounting guidance for the Company's annual goodwill impairment analysis for the year ended December 31, 2017.

In January 2017, the FASB issued new accounting guidance for business combinations clarifying the definition of a business. The objective of the guidance is to help companies and other organizations which have acquired or sold a business to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, the guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We adopted the guidance on January 1, 2018 and the adoption did not have an impact on our consolidated financial statements.

In August 2016, the FASB issued new accounting guidance for classification of certain cash receipts and cash payments in the statement of cash flows. The objective of the guidance is to reduce the existing diversity in practice related to the presentation and classification of certain cash receipts and cash payments. The guidance addresses eight specific cash flow issues including but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and proceeds from the settlement of corporate-owned life insurance policies. For public entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and is retrospective for all periods presented. We adopted the guidance on December 31, 2017 and the adoption did not have an impact on our consolidated financial statements.

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

In May 2014, the FASB issued amendments to guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services. Under the new standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five step model that requires

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for two transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items. In July 2015, the FASB deferred the effective date to December 15, 2017 for annual periods, and interim reporting periods within those fiscal years, beginning after that date.

We will adopt the new standard effective January 1, 2018 utilizing the modified retrospective method. Based on our ongoing analysis of the impacts of the new standard, we anticipate that recognition of revenue under the new revenue standard is consistent with the previous revenue standard, except for revenues from certain product sales with bill-and-hold arrangements in our Tubular Sales segment. Because of the change in accounting guidance related to bill-and-hold arrangements, we expect to recognize an immaterial increase to the opening balance of retained earnings as of January 1, 2018.

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

A reconciliation of net income (loss) attributable to noncontrolling interest is detailed as follows (in thousands):

	Year Ended December 31,
	2016	2015
Net income (loss)	$(156,079)	$106,110
Add: Net loss after Mosing Holdings contributed interest to FINV (1)	84,541	—
Add: Provision (benefit) for U.S. income taxes of FINV (2)	(10,414)	6,585
Less: (Income) loss of FINV (3)	23	(6,824)
Net income (loss) subject to noncontrolling interest	(81,929)	105,871
Noncontrolling interest percentage (4)	25.2%	25.4%
Net income (loss) attributable to noncontrolling interest	$(20,741)	$27,000

(1)	Represents net loss after August 26, 2016 when Mosing Holdings transferred its interest to FINV.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Acquisition and Divestitures

Blackhawk Acquisition

On November 1, 2016, we completed a transaction to acquire all outstanding shares in Blackhawk, the ultimate parent company of Blackhawk Specialty Tools LLC, pursuant to the terms of a definitive merger agreement ("Merger Agreement") dated October 6, 2016. Blackhawk is a leading provider of well construction and well intervention services and products. In conjunction with the acquisition, FI Tools Holdings, LLC, our newly formed subsidiary, merged with and into Blackhawk with Blackhawk, surviving the Merger as our wholly-owned subsidiary. The merger consideration was comprised of a combination of $150.4 million of cash on hand and 12.8 million shares of our common stock ("Common Stock"), on a cash-free, debt-free basis, for total consideration of $294.6 million (based on our closing share price on October 31, 2016 of $11.25 and including working capital adjustments).

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

The Blackhawk acquisition was accounted for as a business combination. As described in Note 10 - Fair Value Measurements, the purchase price was allocated to the fair value of assets acquired and liabilities assumed based on a discounted cash flow model and goodwill was recognized for the excess consideration transferred over the fair value of the net assets.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary and final purchase price allocations of the fair values of the assets acquired and liabilities assumed as part of the Blackhawk acquisition as of November 1, 2016 as determined in accordance with business combination accounting guidance (in thousands):

	Preliminary purchase price allocation	Measurement period adjustments	Final purchase price allocation
Current assets, excluding cash	$23,626	$—	$23,626
Property, plant and equipment	45,091	55	45,146
Other long-term assets	3,139	—	3,139
Intangible assets	41,972	153	42,125
Assets acquired	$113,828	$208	$114,036
Current liabilities assumed	11,132	185	11,317
Other long-term liabilities	542	—	542
Liabilities assumed	$11,674	$185	$11,859
Fair value of net assets acquired	102,154	23	102,177
Total consideration transferred	294,563	—	294,563
Goodwill	$192,409	$(23)	$192,386

The amount allocated to intangible assets was attributed to the following categories (in thousands):

	December 31, 2016	Estimated Useful Lives in Years
Intellectual property	$9,741	1-10
Customer relationships	24,024	5
Trade name	8,207	3
	$41,972

These intangible assets are amortized on a straight-line basis, which is presented in depreciation and amortization in our consolidated statements of operations.

The intention of this transaction was to augment our tubular services business by providing us the opportunity to diversify our offerings and emerge as a leader in a new business line and a significantly larger addressable market. In addition to what we believe is a line of well-regarded, market leading, technically differentiated specialty cementation tools, Blackhawk also provides well intervention products through its line of brute packers and related products, and is continuing its development of products for onshore and offshore applications. In conjunction with the merger, we created a fourth segment, Blackhawk, and recorded goodwill of $192.4 million in that segment.

Divestitures

In March 2017, we sold a fully depreciated aircraft for a total sales price of $1.3 million and recorded a gain on sale of $1.3 million.

In August 2017, we sold an additional aircraft for a net sales price of $4.9 million and recorded an immaterial loss.

In September 2017, we sold a building in the Middle East for a net sales price of $2.7 million and recorded a gain on sale of $0.6 million.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2017, we sold a building in Canada for a total sales price of $2.4 million and recorded a gain on sale of $0.3 million. We also sold our third and last aircraft for a total sales price of $0.7 million to a related party and recorded a gain on sale of $0.7 million. See Note 13 - Related Party Transactions for additional information.

Note 4—Accounts Receivable, net

Accounts receivable at December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017	2016
Trade accounts receivable, net of allowance of $4,777 and $14,337, respectively	$83,482	$89,096
Unbilled receivables	25,670	30,882
Taxes receivable	11,305	42,870
Affiliated (1)	716	717
Other receivables	6,037	3,852
Total accounts receivable, net	$127,210	$167,417

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates and receivables for aircraft charter income.

Note 5—Inventories, net

Inventories at December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017	2016

Pipe and connectors, net of allowance of $20,064 and $2,108, respectively	$33,620	$102,360
Finished goods, net of allowance of $1,520 and $2,518, respectively	14,541	14,257
Work in progress	9,206	7,099
Raw materials, components and supplies	19,053	15,363
Total inventories, net	$76,420	$139,079

Inventories are required to be stated at the lower of cost or net realizable value. During 2017, we recorded charges of $51.2 million to the financial statement line item severance and other charges related to a net realizable value adjustment, which impacted our Tubular Sales segment. The factors that led to these charges included new technology (external and internal), oil and gas prices below levels necessary for our customers to sanction a significant amount of new offshore projects in the near-term and a change in customers' preferences for newer technologies which significantly impacted the net realizable value of our connectors inventory during 2017. Please see Note 19 - Severance and other charges for further discussion.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Property, Plant and Equipment

The following is a summary of property, plant and equipment at December 31, 2017 and 2016 (in thousands):

		December 31,
	Estimated Useful Lives in Years	2017	2016

Land	—	$15,314	$15,730
Land improvements (1)	8-15	14,594	9,379
Buildings and improvements (1)	39	119,380	73,211
Rental machinery and equipment	7	898,146	933,667
Machinery and equipment - other	7	55,049	60,182
Furniture, fixtures and computers	5	27,259	19,073
Automobiles and other vehicles	5	29,971	36,796
Aircraft	7	—	16,267
Leasehold improvements (1)	7-15, or lease term if shorter	10,030	8,027
Construction in progress - machinery and equipment and buildings (1)	—	61,836	120,937
		1,231,579	1,293,269
Less: Accumulated depreciation		(761,933)	(726,245)
Total property, plant and equipment, net		$469,646	$567,024

(1)	See Note 13 - Related Party Transactions for additional information.

During the third quarter of 2017, we committed to sell certain buildings in the Middle East region and determined those assets met the criteria to be classified as held for sale in our consolidated balance sheet. As a result, we reclassified the buildings, with a net book value of $4.1 million, from property, plant and equipment to assets held for sale and recognized a $0.3 million loss.

No impairments were recognized during the years ended December 31, 2017, 2016 or 2015.

The following table presents the depreciation and amortization associated with each line for the periods ended December 31, 2017, 2016 and 2015 (in thousands):

	December 31,
	2017	2016	2015
Cost of revenues
Services	$102,212	$101,260	$95,825
Products	4,971	4,254	4,233
General and administrative expenses	14,919	8,701	8,904
Total	$122,102	$114,215	$108,962

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Other Assets

Other assets at December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,
	2017	2016

Cash surrender value of life insurance policies (1)	$30,351	$36,269
Deposits	2,564	2,343
Other	2,378	6,921
Total other assets	$35,293	$45,533

(1)	See Note 10 – Fair Value Measurements.

Note 8—Accrued and Other Current Liabilities

Accrued and other current liabilities at December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,
	2017	2016

Accrued compensation	$25,510	$10,854
Accrued property and other taxes	16,908	19,740
Accrued severance and other charges	1,444	6,150
Income taxes	8,091	6,857
Accrued purchase orders and other	23,020	21,349
Total accrued and other current liabilities	$74,973	$64,950

Note 9—Debt

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of our Credit Facility, we have the ability to increase the commitments to $150.0 million. At December 31, 2017 and 2016, we had no outstanding indebtedness under the Credit Facility. In addition, we had $2.8 million and $3.7 million in letters of credit outstanding as of December 31, 2017 and 2016, respectively. Our borrowing capacity is equal to 2.5x our Adjusted EBITDA less letters of credit outstanding under the Credit Facility. Our borrowing capacity under the Credit Facility could be reduced or eliminated depending on our future Adjusted EBITDA.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lines of business, prepay certain indebtedness, enter into certain affiliate transactions, incur additional indebtedness or engage in certain asset dispositions.

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in our credit agreement) of not more than 2.5 to 1.0; and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0.

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

On April 28, 2017, the Company obtained a limited waiver under its Revolving Credit Agreement, dated August 14, 2013, by and among FICV (as borrower), Amegy Bank National Association (as administrative agent), Capital One, National Association (as syndication agent) and the other lenders party thereto (the "Credit Agreement"), of its leverage ratio and interest coverage ratio for the fiscal quarters ending March 31, 2017 and June 30, 2017 (the “Waiver”) in order to not be in default for the first quarter of 2017. The Company agreed to comply with the following conditions during the period from the effective date of the Waiver until the delivery of its compliance certificate with respect to the fiscal quarter ending September 30, 2017: (i) maintain no less than $250.0 million in liquidity; (ii) abide by certain restrictions regarding the issuance of senior unsecured debt; and (iii) pay interest and commitment fees based on the highest “Applicable Margin” (as defined in the Credit Agreement) level. In connection with the Waiver, the Company paid a waiver fee to each lender that executed the Waiver equal to five basis points of the respective lender’s commitment under the Credit Agreement. As of December 31, 2017, we were in compliance with all financial covenants under the Credit Facility.

Citibank Credit Facility

In 2016, we entered into a three-year credit facility with Citibank N.A., UAE Branch in the amount of $6.0 million for issuance of standby letters of credit and guarantees. The credit facility also allows for open ended guarantees. Outstanding amounts under the credit facility bear interest of 1.25% per annum for amounts outstanding up to one year. Amounts outstanding more than one year bear interest at 1.5% per annum. As of December 31, 2017 and 2016, we had $2.6 million and $2.2 million in letters of credit outstanding.

Insurance Notes Payable

In 2017, we entered into three notes to finance our annual insurance premiums totaling $5.1 million. The notes bear interest at an annual rate of 2.3% with a final maturity date in October 2018. At December 31, 2017, the total outstanding balance was $4.7 million.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Assets and Liabilities

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of December 31, 2017 and 2016 were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2017
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$30,351	$—	$30,351
Marketable securities - other	113	—	—	113
Liabilities:
Derivative financial instruments	—	487	—	487
Deferred compensation plan	—	26,797	—	26,797

December 31, 2016
Assets:
Derivative financial instruments	$—	$146	$—	$146
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	—	36,269	—	36,269
Marketable securities - other	3,692	—	—	3,692
Liabilities:
Deferred compensation plan	—	30,307	—	30,307

Our derivative financial instruments consist of short-duration foreign currency forward contracts. The fair value of derivative financial instruments is based on quoted market values including foreign exchange forward rates and interest rates. The fair value is computed by discounting the projected future cash flow amounts to present value. At December 31, 2017 and 2016, derivative financial instruments are included in the financial statement line items accrued and other current liabilities and accounts receivable, net, respectively, in our consolidated balance sheets.

Our investments associated with our deferred compensation plan consist primarily of the cash surrender value of life insurance policies and is included in other assets on the consolidated balance sheets. The liability associated with our deferred compensation plan is included in other liabilities on the consolidated balance sheets. Our investments change as a result of contributions, payments, and fluctuations in the market. Assets and liabilities, measured using significant observable inputs, are reported at fair value based on third-party broker statements, which are derived from the fair value of the funds' underlying investments. We also have marketable securities in publicly traded equity securities

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as an indirect result of strategic investments. They are reported at fair value based on the price of the stock and are included in other assets on the consolidated balance sheets.

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

We perform our goodwill impairment assessment for each reporting unit by comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. We estimate the fair value for each reporting unit using a discounted cash flow analysis based on management’s short-term and long-term forecast of operating performance. This analysis includes significant assumptions regarding discount rates, revenue growth rates, expected profitability margins, forecasted capital expenditures and the timing of expected future cash flows based on market conditions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is measured and recorded.

When conducting an impairment test on long-lived assets, other than goodwill, we first compare estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If the undiscounted cash flows are less than the asset’s carrying amount, we then determine the asset's fair value by using a discounted cash flow analysis. These analyses are based on estimates such as management’s short-term and long-term forecast of operating performance, including revenue growth rates and expected profitability margins, estimates of the remaining useful life and service potential of the asset, and a discount rate based on our weighted average cost of capital.

The impairment assessments discussed above incorporate inherent uncertainties, including projected commodity pricing, supply and demand for our services and future market conditions, which are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our forecasts. If crude oil prices decline significantly and remain at low levels for a sustained period of time, we could be required to record an impairment of the carrying value of our long-lived assets in the future which could have a material adverse impact on our operating results. Given the unobservable nature of the inputs, the discounted cash flow models are deemed to use Level 3 inputs.

Other Fair Value Considerations

The carrying values on our consolidated balance sheet of our cash and cash equivalents, short-term investments, trade accounts receivable, other current assets, accounts payable, accrued and other current liabilities and lines of credit approximate fair values due to their short maturities.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017 and 2016, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

	December 31, 2017
	Notional	Contractual	Settlement
Derivative Contracts	Amount	Exchange Rate	Date
Canadian dollar	$6,226	1.2850	3/15/2018
Euro	5,326	1.1836	3/15/2018
Norwegian krone	6,212	8.3704	3/15/2018
Pound sterling	6,039	1.3419	3/15/2018

	December 31, 2016
	Notional	Contractual	Settlement
Derivative Contracts	Amount	Exchange Rate	Date
Canadian dollar	$4,553	1.3179	3/14/2017
Euro	4,753	1.0563	3/14/2017
Euro	2,558	1.0659	1/13/2017
Norwegian krone	3,643	8.5101	3/14/2017
Pound sterling	3,908	1.2607	3/14/2017

The following table summarizes the location and fair value amounts of all derivative contracts in the consolidated balance sheets as of December 31, 2017 and 2016 (in thousands):

Derivatives not designated as Hedging Instruments	Consolidated Balance Sheet Location	December 31, 2017	December 31, 2016
Foreign currency contracts	Accounts receivable, net	$—	$146
Foreign currency contracts	Accrued and other current liabilities	(487)	—

The following table summarize the location and amounts of the unrealized and realized gains and losses on derivative contracts in the consolidated statements of operations as of December 31, 2017, 2016 and 2015 (in thousands):

Derivatives not designated as Hedging Instruments	Location of gain (loss) recognized in income on derivative contracts	December 31, 2017	December 31, 2016	December 31, 2015
Unrealized gain (loss) on foreign currency contracts	Other income, net	$(634)	$(64)	$210
Realized loss on foreign currency contracts	Other income, net	(1,699)	(296)	—
Total net gain (loss) on foreign currency contracts		$(2,333)	$(360)	$210

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross and net fair values of our derivatives as of December 31, 2017 and 2016 (in thousands):

	Derivative Asset Positions		Derivative Liability Positions
	December 31,		December 31,
	2017	2016	2017	2016
Gross position - asset / (liability)	$—	$181	$(487)	$(35)
Netting adjustment	—	(35)	—	35
Net position - asset / (liability)	$—	$146	$(487)	$—

Note 12—Preferred Stock

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

Note 13—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease facilities from these affiliated companies. The majority of these lease obligations expire in 2018 and, at our discretion, may be extended for an additional 36 months subject to agreement on pricing of the extension. These leases may be extended or allowed to expire by us depending on operational needs, market prices and the ability for us to negotiate and secure, at our discretion, alternative leases or replacement locations. Rent expense associated with our related party leases was $6.9 million, $8.0 million and $7.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In certain cases, we have made improvements to properties subject to related party leases referenced above, including the construction of buildings. As of December 31, 2017, the net book value associated with buildings we constructed on properties subject to related party leases was $59.6 million. We are depreciating the costs associated with these buildings over their estimated remaining useful lives of approximately 38 years, which exceeds the remaining lease terms that primarily expire in 2018. Upon expiration of the leases, leasehold improvements could be construed as becoming the property of the related party lessors. As of December 31, 2017, the net book value associated with other leasehold and land improvements we constructed on properties subject to related party leases was $17.8 million, a portion of which is in construction in progress. We are depreciating the costs associated with these leasehold and land improvements over their estimated remaining lives of approximately 12 years, which exceeds the remaining lease terms that primarily expire in 2018. It is our intent to extend, renew, or replace the related party property leases such that we have unrestricted use of the buildings and improvements throughout their estimated useful lives. Extension, renewal or replacement of the related party property leases is dependent on negotiations with related parties, the failure of which could result in material disputes with the related parties. In the event we do not extend, renew, or replace these related

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

party property leases, we will revise the remaining estimated useful lives of the buildings and other improvements accordingly.

We were a party to certain agreements relating to the rental of aircraft to Western Airways ("WA"), an entity owned by the Mosing family. The WA agreements reflected both dry lease and wet lease rental, whereby we were charged a flat monthly fee primarily for crew, hangar, maintenance and administration costs in addition to other variable costs for fuel and maintenance. We also earned charter income from third party usage through a revenue sharing agreement. We recorded net charter expense of $1.1 million, $1.3 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. In August 2017, we paid WA a $0.2 million commission for brokering the sale of a plane. In December 2017, we sold a plane to Mosing Aviation, LLC, an entity owned by the Mosing family, for $0.7 million. The rental agreements were terminated with WA effective December 29, 2017 upon the sale of our last aircraft.

Tax Receivable Agreement

Mosing Holdings and its permitted transferees converted all of their Preferred Stock into shares of our common stock on a one-for-one basis on August 26, 2016, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, by delivery of an equivalent portion of their interests in FICV to us (the “Conversion”). FICV made an election under Section 754 of the Internal Revenue Code. Pursuant to the Section 754 election, the Conversion resulted in an adjustment to the tax basis of the tangible and intangible assets of FICV with respect to the portion of FICV now held by FINV. These adjustments are allocated to FINV. The adjustments to the tax basis of the tangible and intangible assets of FICV described above would not have been available absent this Conversion. The basis adjustments may reduce the amount of tax that FINV would otherwise be required to pay in the future. These basis adjustments may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

The TRA that we entered into with FICV and Mosing Holdings in connection with our initial public offering ("IPO") generally provides for the payment by FINV of 85% of the amount of the actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax (which reductions we refer to as “cash savings”) in periods after our IPO as a result of (i) the tax basis increases resulting from the Conversion and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. In addition, the TRA provides for payment by us of interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. The payments under the TRA will not be conditioned upon a holder of rights under the TRA having a continued ownership interest in either FICV or FINV. We will retain the remaining 15% of cash savings, if any.

The estimation of the liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As of December 31, 2016, our estimated TRA liability was $124.6 million, which was included in other non-current liabilities on our consolidated balance sheet. As of December 31, 2017, FINV has a cumulative loss over the prior 36 month period. Based on this history of losses, as well as uncertainty regarding the timing and amount of future taxable income, we are no longer able to conclude that there will be future cash savings that will lead to additional payouts under the TRA beyond the estimated $2.1 million as of December 31, 2017. Additional TRA liability may be recognized in the future based on changes in expectations regarding the timing and likelihood of future cash savings.

The payment obligations under the TRA are our obligations and are not obligations of FICV. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless FINV elects to exercise its sole right to terminate the TRA early. If FINV elects to terminate the TRA early, which it may do so in its sole discretion, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that Mosing Holdings or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations,

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on December 31, 2017, the estimated termination payment would be approximately $60.7 million (calculated using a discount rate of 5.58%). The foregoing number is merely an estimate and the actual payment could differ materially.

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

Note 14—Income (Loss) Per Common Share

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the basic and diluted income (loss) per share calculations (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator - Basic
Net income (loss)	$(159,457)	$(156,079)	$106,110
Less: Net (income) loss attributable to noncontrolling interest	—	20,741	(27,000)
Less: Preferred stock dividends	—	(1)	(2)
Net income (loss) available to common shareholders	$(159,457)	$(135,339)	$79,108

Numerator - Diluted
Net income (loss) attributable to common shareholders	$(159,457)	$(135,339)	$79,108
Add: Net income attributable to noncontrolling interest (1), (2)	—	—	24,784
Add: Preferred stock dividends (2)	—	—	2
Dilutive net income (loss) available to common shareholders	$(159,457)	$(135,339)	$103,894

Denominator
Basic weighted average common shares	222,940	176,584	154,662
Exchange of noncontrolling interest for common stock (Note 12) (2)	—	—	52,976
Restricted stock units (2)	—	—	1,512
Stock to be issued pursuant to ESPP (2)	—	—	2
Diluted weighted average common shares	222,940	176,584	209,152

Income (loss) per common share:
Basic	$(0.72)	$(0.77)	$0.51
Diluted	$(0.72)	$(0.77)	$0.50

(1)	Adjusted for the additional tax expense upon the assumed conversion of the Preferred Stock	$—	$—	$2,216
(2)	Approximate number of shares of potentially convertible preferred stock to common stock up until the time of conversion on August 26, 2016, unvested restricted stock units and stock to be issued pursuant to the ESPP have been excluded from the computation of diluted income (loss) per share as the effect would be anti-dilutive when the results from operations are at a net loss.	648	35,556	—

Note 15—Stock-Based Compensation

2013 Long-Term Incentive Plan

Under our 2013 Long-Term Incentive Plan (the “LTIP”), stock options, SARs, restricted stock, restricted stock units, dividend equivalent rights and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after 10 years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our board of directors terminates the plan. There are 20,000,000 shares of common stock reserved for issuance under the LTIP. As of December 31, 2017, 14,015,471 shares remained available for issuance.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Upon completion of the IPO and pursuant to the LTIP, we began granting restricted stock units. Substantially all RSUs granted under the LTIP vest ratably over a period of one to three years. Our treasury stock consists of shares that were withheld from employees to settle personal tax obligations that arose as a result of restricted stock units that vested. Certain restricted stock unit awards provide for accelerated vesting for qualifying terminations of employment or service.

Employees granted RSUs are not entitled to dividends declared on the underlying shares while the restricted stock unit is unvested. As such, the grant date fair value of the award is measured by reducing the grant date price of our common stock by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The weighted average grant date fair value of RSUs granted during the years ended December 31, 2017, 2016 and 2015 was $12.1 million, $11.6 million and $14.6 million, respectively. Compensation expense is recognized ratably over the vesting period. Forfeitures are recorded as they occur.

Stock-based compensation expense relating to RSUs included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 was $12.8 million, $15.6 million and $26.1 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2017, 2016 and 2015 was $9.9 million, $22.6 million and $17.4 million, respectively. Unamortized stock compensation expense as of December 31, 2017 relating to RSUs totaled approximately $9.5 million, which will be expensed over a weighted average period of 1.75 years.

Non-vested RSUs outstanding as of December 31, 2017 and the changes during the year were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	1,633,478	$14.40
Granted	1,368,999	8.83
Vested	(995,845)	14.66
Forfeited	(141,332)	9.46
Non-vested at December 31, 2017	1,865,300	$10.55

Performance Restricted Stock Units

The purpose of the PRSUs is to closely align the incentive compensation of the executive leadership team for the duration of the three-year performance cycle with returns to FINV's shareholders and thereby further motivate the executive leadership team to create sustained value to FINV shareholders. The design of the PRSU grants effectuates this purpose by placing a material amount of incentive compensation for each executive at risk by offering an extraordinary reward for the attainment of extraordinary results. Design features of the PRSU grant that in furtherance of this purpose include the following: (1) The vesting of the PRSUs is based on total shareholder return ("TSR") based on a comparison to the returns of a peer group. (2) TSR is computed over the entire three-year Performance Period (using a 30-day averaging period for the first 30 calendar days and the last 30 calendar days of the Performance Period to mitigate the effect of stock price volatility). The TSR calculation will assume reinvestment of dividends. (3) The ultimate number of shares to be issued pursuant to the PRSU awards will vary in proportion to the actual TSR achieved as a percentile compared to the peer group during the Performance Period as follows: (i) no shares will be issued if the Company's performance falls below the 25th percentile; (ii) 50% of the Target Level if the Company achieves a rank in the 25th percentile (the threshold level); (iii) 100% of the Target Level if the Company achieves a rank in the 50th percentile (the target level); and (iv) 150% of the Target Level if the Company achieves a rank in the 75th percentile and above (the maximum level). (4) Unless there is a qualifying termination as defined in the PRSU award agreement, the PRSU's of an executive will be forfeited upon an executive's termination of employment during the Performance Period.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Though the value of the PRSU grant may change for each participant, the compensation expense recorded by the Company is determined on the date of grant. Expected volatility is based on historical equity volatility of our stock based on 50% of historical and 50% of implied volatility weighting commensurate with the expected term of the PRSU. The expected volatility considers factors such as the historical volatility of our share price and our peer group companies, implied volatility of our share price, length of time our shares have been publicly traded, and split- and dividend-adjusted closing stock prices. We assumed no forfeiture rate for the PRSUs.

    In 2017, we granted PRSUs with a fair value of $2.6 million or 293,083 units ("Target Level"). The performance period for these grants is a three-year period from either January 1, 2017 to December 31, 2019 or September 27, 2017 to September 26, 2020 ("Performance Period").

The weighted average assumptions for the PRSUs granted in 2017 are as follows:

2017
Expected term (in years)	2.92
Expected volatility	42.1%
Risk-free interest rate	1.51%
Correlation range	26.8% to 76.0%

In 2016, we granted PRSUs with a fair value of $2.8 million or 199,168 units ("Target Level"). The performance period for these grants is a three-year period from January 1, 2016 to December 31, 2018 ("Performance Period").

The weighted average assumptions for the PRSUs granted in 2016 are as follows:

2016
Expected term (in years)	2.86
Expected volatility	42.7%
Risk-free interest rate	0.88%
Correlation range	24.4% to 71.0%

In the event of death, the restrictions related to forfeiture as defined in the performance awards agreement will lapse with respect to 100% of the PRSUs at the target level effective on the date of such death. In the event of involuntary termination except for cause, the Company will enter into a special vesting agreement with the executive under which the restrictions for forfeiture will not lapse upon such termination. In the event of a termination for any other reason prior to the end of the Performance Period, all PRSUs will be forfeited.

Stock-based compensation expense related to PRSUs included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2017 and 2016 was $0.6 million and $0.8 million, respectively. We had no stock-based compensation expense related to PRSUs for the year ended December 31, 2015. The total fair value of PRSUs vested during the year ended December 31, 2017 was $0.2 million. Unamortized stock compensation expense as of December 31, 2017 relating to PRSUs totaled approximately $2.2 million, which will be expensed over a weighted average period of 2.29 years.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-vested PRSUs outstanding as of December 31, 2017 and the changes during the year were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	199,168	$14.21
Granted	293,083	8.74
Vested	(26,126)	6.99
Forfeited	(81,880)	9.60
Non-vested at December 31, 2017	384,245	$9.01

Employee Stock Purchase Plan

Under the Frank's International N.V. ESPP, eligible employees have the right to purchase shares of common stock at the lesser of (i) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the first day of the option period, or (ii) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the last day of the option period. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. We have reserved 3.0 million shares of our common stock for issuance under the ESPP, of which 2.7 million shares were available for issuance as of December 31, 2017. Shares issued to our employees under the ESPP totaled 155,673 in 2017 and 75,974 shares in 2016. For the years ended December 31, 2017, 2016 and 2015, we recognized $0.4 million, $0.3 million and $0.2 million of compensation expense related to stock purchased under the ESPP, respectively.

In January 2017, we issued 50,141 shares of our common stock to our employees under this plan to satisfy the employee purchase period from July 1, 2016 to December 31, 2016, which increased our common stock outstanding.

In July 2017, we issued 105,532 shares out of treasury stock to our employees under this plan to satisfy the employee purchase period from January 1, 2017 to June 30, 2017.

Note 16—Employee Benefit Plans

U.S. Benefit Plans

401(k) Savings and Investment Plan. Frank's International, LLC administers a 401(k) savings and investment plan (the “Plan”) as part of the employee benefits package. Employees are required to complete one month of service before becoming eligible to participate in the Plan. Under the terms of the Plan, we match 100% of the first 3% of eligible compensation an employee contributes to the Plan up to the annual allowable IRS limit. Additionally, the Company provides a 50% match on any employee contributions between 4% to 6% of eligible compensation. Our matching contributions to the Plan totaled $3.7 million, $3.8 million and $3.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Executive Deferred Compensation Plan. In December 2004, we and certain affiliates adopted the Frank’s Executive Deferred Compensation Plan (the “EDC Plan”). The purpose of the EDC Plan is to provide participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified cash compensation. Participant contributions are immediately vested. Our contributions vest after five years of service. All participant benefits under this EDC Plan shall be paid directly from the general funds of the applicable participating subsidiary or a grantor trust, commonly referred to as a Rabbi Trust, created for the purpose of informally funding the EDC Plan, and other than such Rabbi Trust, no special or separate fund shall be established and no other segregation of assets shall be made to assure payment. The assets of our EDC Plan’s trust are invested in a corporate owned split-dollar life insurance policy and an amalgamation of mutual funds (See Note 7 - Other Assets).

We recorded compensation expense related to the vesting of the Company’s contribution of $1.7 million and $1.9 million for the years ended December 31, 2016 and 2015, respectively. No compensation expense related to the vesting

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the Company's contribution was recorded for the year ended December 31, 2017. The total liability recorded at December 31, 2017 and 2016, related to the EDC Plan was $26.8 million and $31.1 million, respectively, and was included in other noncurrent liabilities on the consolidated balance sheets.

Note 17—Income Taxes

Income (loss) before income tax expense (benefit) was comprised of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015

United States	$(167,908)	$(128,396)	$30,795
Foreign	81,369	(53,326)	112,634
Income (loss) before income tax expense (benefit)	$(86,539)	$(181,722)	$143,429

Income taxes have been provided for based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Components of income tax expense (benefit) consist of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current
U.S. federal	$—	$(13,389)	$3,141
U.S. state and local	(15)	379	(1,424)
Foreign	10,516	14,903	30,734
Total current	10,501	1,893	32,451

Deferred
U.S. federal	56,621	(25,838)	8,138
U.S. state and local	2,420	(1,512)	(3,042)
Foreign	3,376	(186)	(228)
Total deferred	62,417	(27,536)	4,868
Total income tax expense (benefit)	$72,918	$(25,643)	$37,319

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law. Among the significant changes made by the Act was the reduction of the U.S. federal income tax rate from 35% to 21% as well as the imposition of a one-time repatriation tax on deemed repatriated earnings of certain foreign subsidiaries. US GAAP requires that the impact of the Tax Act be recognized in the period in which the law was enacted. Because of the change in tax rate, the Company recorded a $23.8 million reduction in the value of its deferred tax assets and liabilities. The reduction in value was fully offset by a corresponding change in valuation allowance. The net effect on total tax expense was zero. Due to its legal structure, the Company does not expect to incur any material liability with respect to the repatriation tax. These provisional amounts are the Company’s best estimates based on its current interpretation of the Tax Act and may change as the Company receives additional clarification of the Tax Act and/or guidance on its implementation as part of its 2017 income tax compliance process.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign taxes were incurred in the following regions for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015

Latin America	$5,469	$1,159	$6,077
West Africa	3,243	3,687	8,413
Middle East	1,633	1,880	5,474
Europe	1,348	5,132	3,317
Asia Pacific	1,388	1,364	1,454
Other	812	1,495	5,771
Total foreign income tax expense	$13,893	$14,717	$30,506

A reconciliation of the differences between the income tax provision computed at the 35% U.S. statutory rate in effect at December 31, 2017 and the reported provision for income taxes for the periods indicated is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

Income tax expense (benefit) at statutory rate	$(30,289)	$(63,603)	$50,200
Branch profits tax	(4,871)	(3,805)	4,654
State taxes, net of federal benefit	2,405	(674)	(2,758)
Restricted stock units tax shortfall	1,651	2,758	1,152
Taxes on foreign earnings at less than the U.S. statutory rate	(22,464)	30,737	(15,367)
Effect of tax rate change	23,843	—	—
Tax effect of TRA derecognition	46,874	—	—
Establishment of valuation allowances	51,911	2,644	2,798
Return-to-provision adjustments	3,551	(1,130)	(854)
Noncontrolling interest	—	7,367	(2,991)
Other	307	63	485
Total income tax expense (benefit)	$72,918	$(25,643)	$37,319

A reconciliation using the Netherlands statutory rate was not provided as there are no significant operations in the Netherlands.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are recorded for the anticipated future tax effects of temporary differences between the financial statement basis and tax basis of our assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are projected to reverse. A valuation allowance is recorded when it is not more likely than not that some or all the benefit from the deferred tax asset will be realized. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets
Foreign net operating loss	$13,023	$5,442
U.S. net operating loss	52,289	42,578
Research and development credit	297	297
TRA	566	49,775
Intangibles	5,935	6,939
Inventory	1,488	1,161
Investment in partnership	20,248	16,713
Other	419	1,240
Valuation allowance	(60,524)	(5,442)
Total deferred tax assets	33,741	118,703

Deferred tax liabilities
Investment in partnership	(23,594)	(45,022)
Property and equipment	(4,293)	(7,898)
Goodwill	(5,854)	(7,147)
Other	(229)	(278)
Total deferred liabilities	(33,970)	(60,345)

Net deferred tax assets (liabilities)	$(229)	$58,358

The valuation allowance increased from $5.4 million to $60.5 million during 2017 as a result of accumulated tax losses in both the U.S. and various foreign tax jurisdictions. We evaluated all available evidence and determined that it is more likely than not that these losses will not be realized.

It is our intention that all cash and earnings of our subsidiaries as of December 31, 2017 are permanently reinvested and will be used to meet operating cash flow needs. Existing plans do not demonstrate a need to repatriate foreign cash to fund parent company activity, however, should we determine that parent company funding is required, we estimate that any such cash needs may be met without adverse tax consequences.

As of both December 31, 2017 and 2016, we had total gross unrecognized tax benefits of $0.2 million. Substantially all of the uncertain tax positions, if recognized in the future, would impact our effective tax rate. We have elected to classify interest and penalties incurred on income taxes as income tax expense.

We file income tax returns in the U.S. and various international tax jurisdictions. As of December 31, 2017, our U.S. tax returns remain open to examination for the tax years 2013 through 2016, and the major foreign taxing jurisdictions to which we are subject are open to examination for the tax years 2010 through 2016.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Commitments and Contingencies

Commitments

We are committed under various noncancelable operating lease agreements primarily related to facilities and equipment that expire at various dates throughout the next several years. Future minimum lease commitments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2017, are as follows (in thousands):

Year Ending December 31,	Amount
2018	$10,563
2019	6,175
2020	4,845
2021	4,276
2022	3,606
Thereafter	7,925
Total future lease commitments	$37,390

Total rent expense incurred under operating leases was $18.7 million, $19.1 million, and $19.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We also have purchase commitments primarily related to inventory in the amount of $22.1 million. We enter into purchase commitments as needed.

Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of December 31, 2017 and December 31, 2016. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

Note 19—Severance and Other Charges

We recognize severance and other charges for costs associated with workforce reductions, facility closures, exiting or reducing our footprint in certain countries, inventory impairment and the retirement of excess machinery and equipment based on economic utility. As a result of the downturn in the industry that began in 2015 and its impact on our business outlook, we continue to take actions to adjust our operations and cost structure to reflect current and

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expected activity levels. Depending on future market conditions, further actions may be necessary to adjust our operations, which may result in additional charges.
Our severance and other charges are summarized below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Severance and other costs	$2,697	$16,525	$35,484
Fixed asset retirements and abandonments	6,454	29,881	—
Inventory impairment	51,181	—	—
Accounts receivable write-offs	15,022	—	—
	$75,354	$46,406	$35,484

Severance and other costs: During the year ended December 31, 2015, we incurred costs of $35.5 million due to executing a workforce reduction plan which included closing certain facilities and terminating leases. Also, the then Chairman of the Board of Supervisory Directors (who also held the role of Executive Chairman of our company) transitioned to a non-executive director of the supervisory board effective as of December 31, 2015. During the years ended December 31, 2017 and 2016, we incurred $2.7 million and $16.5 million, respectively, due to a continued effort to adjust our workforce to meet the depressed demand in the industry.

Fixed asset retirements and abandonments: During the year ended December 31, 2016, we identified certain equipment that based on specifications and current market conditions no longer had economic utility and therefore had reached the end of its useful life. Accordingly, management decided to retire this equipment, which resulted in charges of $29.9 million. During the year ended December 31, 2017, we retired additional equipment prior to the end of its originally estimated useful lives, as well as abandoned capital projects, which resulted in a charge of $6.5 million.

Inventory impairment: As further discussed in Note 5 – Inventories, we determined the cost of our connector inventory exceeded its net realizable value, which resulted in a charge of $51.2 million.

Accounts receivable write-offs: We have experienced payment delays from certain customers in Nigeria, Angola and Venezuela. During the fourth quarter of 2017 management decided to significantly reduce our footprint in Nigeria and Angola and temporarily cease operations in Venezuela, which we believe will diminish our ability to collect amounts owed. As a result, we wrote off trade accounts receivable of $15.0 million during the year ended December 31, 2017.

Note 20—Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015

Cash paid for interest	$296	$447	$180
Cash paid (received) for income taxes, net of refunds	(20,732)	8,754	20,499

Non-cash transactions:
Change in accounts payable related to capital expenditures	$5,761	$1,658	$(3,534)
Insurance premium financed by note payable	5,125	—	7,630
Net transfers from inventory to property, plant and equipment	4,689	—	—
Value of shares issued for Blackhawk Group acquisition	—	144,047	—
Conversion of Preferred Stock	—	55,941	—
TRA liability	—	124,531	—
Deferred tax impact of TRA	—	68,590	—

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21—Segment Information

Reporting Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. We are comprised of four reportable segments: International Services, U.S. Services, Tubular Sales and Blackhawk.

The International Services segment provides tubular services in international offshore markets and in several onshore international regions. Our customers in these international markets are primarily large exploration and production companies, including integrated oil and gas companies and national oil and gas companies, and other oilfield services companies.

The U.S. Services segment provides tubular services in the active onshore oil and gas drilling regions in the U.S., including the Permian Basin, Eagle Ford Shale, Haynesville Shale, Marcellus Shale, Niobrara Shale and Utica Shale, as well as in the U.S. Gulf of Mexico.

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

The Blackhawk segment provides well construction and well intervention services and products, in addition to cementing tool expertise, in the U.S. and Mexican Gulf of Mexico, onshore U.S. and other select international locations. Blackhawk’s customer base consists primarily of major and independent oil and gas companies as well as other oilfield services companies.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before interest income, net, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on disposal of assets, foreign currency gain or loss, equity-based compensation, unrealized and realized gain or loss, the effects of the TRA, other non-cash adjustments and other charges or credits. We review Adjusted EBITDA on both a consolidated basis and on a segment basis. We use Adjusted EBITDA to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), income tax, foreign currency exchange rates and other charges and credits. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to net income (loss), operating income (loss), cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP.

Our CODM uses Adjusted EBITDA as the primary measure of segment reporting performance.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of Segment Adjusted EBITDA to net income (loss) (in thousands):

	Year Ended December 31,
	2017	2016	2015
Segment Adjusted EBITDA:
International Services	$30,801	$33,264	$182,475
U.S. Services (1)	(39,357)	(11,012)	95,612
Tubular Sales	3,181	1,741	40,999
Blackhawk	11,090	1,038	—
Total	5,715	25,031	319,086
Interest income, net	2,309	2,073	341
Income tax (expense) benefit	(72,918)	25,643	(37,319)
Depreciation and amortization	(122,102)	(114,215)	(108,962)
Gain (loss) on disposal of assets	2,045	(1,117)	1,038
Foreign currency gain (loss)	2,075	(10,819)	(6,358)
Derecognition of the TRA liability (2)	122,515	—	—
Charges and credits (3)	(99,096)	(82,675)	(61,716)
Net income (loss)	$(159,457)	$(156,079)	$106,110

(1)	Amounts previously reported as Corporate and other of $478 and $96 for 2016 and 2015, respectively, have been reclassified to U.S. Services to conform to the current presentation.

(2)	Please see Note 13 - Related Party Transactions for further discussion.

(3)
Comprised of Equity-based compensation expense (2017: $13,862; 2016: $15,978; 2015: $26,318), Mergers and acquisition expense (2017: $459; 2016: $13,784; 2015: none), Severance and other charges (2017: $75,354; 2016: $46,406; 2015: $35,484), Changes in value of contingent consideration (2017: none; 2016: none; 2015: $(1,532)), Unrealized and realized losses (2017: $2,791; 2016: $110; 2015: none), Investigation-related matters (2017: $6,143; 2016: $6,397; 2015: $1,446) and Other adjustments (2017: $487; 2016: none; 2015: none).

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth certain financial information with respect to our reportable segments. Included in “Corporate and Other” are intersegment eliminations (in thousands):

	International Services	U.S. Services	Tubular Sales	Blackhawk	Eliminations	Total

Year Ended December 31, 2017
Revenue from external customers	$206,746	$118,815	$58,210	$71,024	$—	$454,795
Inter-segment revenues	23	17,071	14,132	129	(31,355)	—
Operating income (loss)	(44,199)	(101,602)	(51,397)	(17,544)	—	(214,742)
Adjusted EBITDA	30,801	(39,357)	3,181	11,090	—	*
Depreciation and amortization	54,873	38,151	3,697	25,381	—	122,102
Property, plant and equipment	197,305	173,501	66,153	32,687	—	469,646
Capital expenditures	7,042	9,618	268	4,977	—	21,905

Year Ended December 31, 2016
Revenue from external customers	$237,207	$152,827	$87,515	$9,982	$—	$487,531
Inter-segment revenues	68	19,590	19,456	—	(39,114)	—
Operating income (loss)	(41,668)	(116,603)	(2,884)	(2,207)	—	(163,362)
Adjusted EBITDA (1)	33,264	(11,012)	1,741	1,038	—	*
Depreciation and amortization	59,435	47,438	4,087	3,255	—	114,215
Property, plant and equipment	247,913	201,772	73,316	44,023	—	567,024
Capital expenditures	23,461	18,112	540	14	—	42,127

Year Ended December 31, 2015
Revenue from external customers	$442,107	$326,437	$206,056	$—	$—	$974,600
Inter-segment revenues	754	25,844	35,927	—	(62,525)	—
Operating income (loss)	118,235	(10,783)	36,203	—	—	143,655
Adjusted EBITDA (1)	182,475	95,612	40,999	—	—	*
Depreciation and amortization	58,163	46,548	4,251	—	—	108,962
Property, plant and equipment	288,089	248,153	88,717	—	—	624,959
Capital expenditures	42,772	28,881	28,070	—	—	99,723

(1)	Amounts previously reported as Corporate and other of $478 and $96 for 2016 and 2015, respectively, have been reclassified to U.S. Services to conform to the current presentation.

* Non-GAAP financial measure not disclosed.

The CODM does not review total assets by segment as part of the financial information provided; therefore, no asset information is provided in the above table.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are a Netherlands based company and we derive our revenue from services and product sales to clients primarily in the oil and gas industry. For the years ended December 31, 2017 and 2016, one customer accounted for 10% and 13% of our revenues, respectively. In both years, all four of our segments generated revenue from this customer. No single customer accounted for more than 10% of our revenue for the year ended December 31, 2015.

Geographic Areas

	Year Ended December 31,
	2017	2016	2015
Revenue:
United States	$244,684	$247,864	$530,133
Europe/Middle East/Africa	138,304	160,651	314,173
Latin America	33,131	35,390	56,515
Asia Pacific	20,573	30,325	55,995
Other countries	18,103	13,301	17,784
	$454,795	$487,531	$974,600

The revenue generated in the Netherlands was immaterial for the years ended December 31, 2017, 2016 and 2015. Other than the United States, no individual country represented more than 10% of our revenue for the years ended December 31, 2017 and December 31, 2016. For the year ended December 31, 2015, the United States as well as the United Arab Emirates, which had revenues of $140.4 million, represented more than 10% of our revenue. Revenue is based on the location where services are provided and products are sold.

	December 31,
	2017	2016
Long-Lived Assets (PP&E)
United States	$272,342	$319,111
International	197,304	247,913
	$469,646	$567,024

Based on the unique nature of our operating structure, revenue generating assets are interchangeable between two categories: (i) offshore and (ii) onshore. In addition, some onshore assets can only be used in the U.S. based upon certification. Long-lived assets in the Netherlands were insignificant in each of the years presented.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22—Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2017 and 2016 is set forth below (in thousands, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2017
Revenue	$110,731	$117,659	$108,083	$118,322	$454,795
Gross profit (1)	8,827	11,811	9,411	7,141	37,190
Operating loss (2)	(36,610)	(33,966)	(35,080)	(109,086)	(214,742)
Net income (loss) attributable to Frank's International N.V. common shareholders (3)	(26,663)	(25,950)	2,296	(109,140)	(159,457)
Income (loss) per common share: (4)
Basic and diluted	$(0.12)	$(0.12)	$0.01	$(0.49)	$(0.72)

2016
Revenue	$153,486	$120,946	$105,114	$107,985	$487,531
Gross profit (1)	41,945	10,168	6,919	5,717	64,749
Operating loss	(2,882)	(50,678)	(48,932)	(60,870)	(163,362)
Net loss	(2,408)	(45,287)	(42,198)	(66,186)	(156,079)
Net loss attributable to Frank's International N.V. common shareholders	(772)	(31,398)	(36,982)	(66,186)	(135,338)
Loss per common share: (4)
Basic and diluted	$—	$(0.20)	$(0.21)	$(0.30)	$(0.77)

(1)	Gross profit is defined as total revenue less cost of revenues less depreciation and amortization attributed to cost of revenues.

(2)
Fourth quarter includes inventory impairments of $51.2 million and accounts receivable write-offs of $15.0 million. Please see Note 19 – Severance and Other Charges in these Notes to Consolidated Financial Statements.

(3)	Third quarter includes the impact of the derecognition of the TRA liability. Please see Note 13 – Related Party Transactions in these Notes to Consolidated Financial Statements.

(4)
The sum of the individual quarterly income (losses) per share amounts may not agree with year-to-date net income (loss) per common share as each quarterly computation is based on the weighted average number of common shares outstanding during that period.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our financial statements for the periods ended September 30, June 30 and March 31, 2017 will be revised to correct for immaterial misclassifications resulting in a decrease cost of revenues, services and increase cost of revenues, products by the following amounts associated with Blackhawk product cost. While the revisions do impact two financial statement line items, the revisions had no impact on our net income (loss), working capital, cash flows or total equity previously reported (in thousands). The 2017 quarterly revisions will be effected in connection with the 2018 unaudited interim financial statements filings on Form 10-Q.

	Three Months Ended			Six Months Ended	Nine Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	June 30, 2017	September 30, 2017

Cost of revenues, exclusive of depreciation and amortization
Services, as previously reported	$57,107	$60,777	$60,981	$117,884	$178,865
Blackhawk adjustment	(5,424)	(5,460)	(5,480)	(10,884)	(16,364)
Services, as revised	51,683	55,317	55,501	107,000	162,501

Products, as previously reported	$16,845	$17,567	$10,750	$34,412	$45,162
Blackhawk adjustment	5,424	5,460	5,480	10,884	16,364
Products, as revised	22,269	23,027	16,230	45,296	61,526

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

Management's Report Regarding Internal Control

See Management’s Report on Internal Control Over Financial Reporting under Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2017.

Item 11.  Executive Compensation

Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2017.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2017.

Item 14.  Principal Accounting Fees and Services

Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

Our Consolidated Financial Statements are included under Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K. For a listing of these statements and accompanying footnotes, see "Index to Consolidated Financial Statements" at page 55.

(a)(2)    Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Financial statement schedules are listed on page 103. Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in Item 8, "Financial Statements and Supplementary Data" or notes thereto.

(a)(3)    Exhibits

Exhibits are listed in the exhibit index beginning on page 104.

Item 16. Form 10-K Summary

None.

FRANK'S INTERNATIONAL N.V.
Schedule II - Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Period	Additions / Charged to Expense	Deductions	Other	Balance at End of Period

Year Ended December 31, 2017
Allowance for doubtful accounts	$14,337	$346	$(9,725)	$(181)	$4,777
Allowance for excess and obsolete inventory	4,626	19,727	(2,769)	—	21,584
Allowance for deferred tax assets	5,442	53,399	(1,125)	—	57,716

Year Ended December 31, 2016
Allowance for doubtful accounts	$2,528	$10,374	$(761)	$2,196	$14,337
Allowance for excess and obsolete inventory (1)	2,200	1,762	(1,855)	2,519	4,626
Allowance for deferred tax assets	2,798	2,644	—	—	5,442

Year Ended December 31, 2015
Allowance for doubtful accounts	$2,477	$570	$(751)	$232	$2,528
Allowance for excess and obsolete inventory (1)	5,005	1,312	(703)	(3,414)	2,200
Allowance for deferred tax assets	—	2,798	—	—	2,798

(1)	"Other" includes allowances acquired through business combinations and reductions in the allowance credited to expense.

Exhibit Index

#2.2
Agreement and Plan of Merger by and among Frank's International N.V., FI Tools Holdings, LLC, Blackhawk Group Holdings, Inc. and Bain Capital Private Equity, LP (solely in its capacity as Stakeholder Representative) dated October 6, 2016 (incorporated by reference to Exhibit 2.2 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 24, 2017).

3.1
Deed of Amendment to Articles of Association of Frank's International N.V., dated May 19, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 25, 2017).

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

†10.9
Indemnification Agreement dated December 1, 2014, by and between Frank’s International N.V. and Jeffrey J. Bird (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36053), filed on December 1, 2014).

†10.10
Indemnification Agreement dated January 23, 2015, by and between Frank’s International N.V. and William B. Berry (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36053), filed on January 27, 2015).

†10.11
Indemnification Agreement dated May 4, 2015, by and between Frank's International N.V. and Daniel A. Allinger (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 29, 2016).

†10.12
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

*†10.14	Indemnification Agreement dated May 20, 2016, by and between Frank's International N.V. and Michael E. McMahon.
*†10.15	Indemnification Agreement dated May 20, 2016, by and between Frank's International N.V. and Alexander Vriesendorp.

†10.16
Indemnification Agreement dated November 15, 2016, by and between Frank's International N.V. and Douglas Stephens (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 24, 2017).

†10.17
Indemnification Agreement dated March 2, 2017, by and between Frank's International N.V. and Kyle McClure (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 7, 2017).

†10.18
Indemnification Agreement dated March 19, 2017, by and between Frank's International N.V. and Robert Drummond (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 7, 2017).

*†10.19	Indemnification Agreement dated February 19, 2018, by and between Frank's International N.V. and Scott A. McCurdy.
*†10.20	Employee Confidentiality and Restrictive Covenant Agreement dated October 4, 2016 between Burney J. Latiolais, Jr. and Frank's International, LLC.
†10.21
Employment Offer for Burney J. Latiolais, Jr. effective as of October 5, 2016 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 24, 2017).

†10.22
Separation, Consulting, and General Release Agreement by and between Gary P. Luquette, Frank’s International, LLC and Frank’s International N.V., effective as of November 11, 2016 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 24, 2017).

†10.23
Separation Agreement and Release dated as of January 25, 2017 and effective as of January 25, 2017, by and between Frank's International, LLC and Daniel Allinger (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 2, 2017).

†10.24
Employment Offer Letter for Douglas Stephens effective as of November 15, 2016 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 24, 2017).

†10.25	Employment Offer Letter for Kyle McClure effective as of June 5, 2017 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 7, 2017).
†10.26
Separation Agreement by and between Douglas G. Stephens, Frank's International, LLC and Frank's International NV, dated October 5, 2017 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 01-36053), filed on November 2, 2017).

†10.26
Employment Offer Letter for Michael C. Kearney effective as of September 26, 2017 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File no. 001-36053), filed on November 2, 2017).

†10.28	Frank's International N.V. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (File No. 333-190607), filed on August 13, 2013).
†10.29	Frank's International N.V. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (File No. 333-190607), filed on August 13, 2013).
†10.30
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

†10.33
Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Non-Employee Director Form) (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A (File No. 333-188536), filed on July 16, 2013).

†10.34
Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Non-Employee Director Form) (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 4, 2014).

†10.35
Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Employee Form) (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A (File No. 333-188536), filed on July 16, 2013).

†10.36
First Amendment to the Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Employee Form) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 7, 2014).

†10.37
Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Employee Form) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 4, 2014).

†10.38
Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Employee Form) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on December 1, 2014).

†10.39
Amendment to Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (IPO Grants Form) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36053), filed on June 17, 2015).

†10.40
Amendment to Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Bonus Grants Form) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36053), filed on June 17, 2015).

†10.41
Frank's International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Time Vested Form) (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 29, 2016).

†10.42
Frank's International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Performance Based Form) (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 29, 2016).

†10.43
Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Non-Employee Director Form) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on July 28, 2016).

†10.44
Frank's International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Special Incentives and Retention Form) (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 24, 2017).

†10.45
Frank's International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Supplemental Grant Form) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 2, 2017).

10.46
Frank's International N.V. Executive Change-in-Control Severance Plan, dated May 20, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 27, 2015).

10.47
Form of Frank's International N.V. Executive Change-in-Control Severance Plan Participation Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 5, 2015).

10.48
Frank's Executive Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.49
Tax Receivable Agreement, dated August 14, 2013, by and among Frank's International N.V., Frank's International C.V. and Mosing Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.50
Registration Rights Agreement, dated August 14, 2013, by and among Frank's International N.V., Mosing Holdings, Inc. and FWW B.V. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.51
Form of Limited Waiver of Registration Rights to that certain Registration Rights Agreement, dated as of August 14, 2013, with Mosing Holdings, LLC, FWW B.V., and the other parties thereto (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 24, 2017).

10.52
Registration Rights Agreement, dated as of November 1, 2016, among Frank's International N.V., the Bain Capital Investors and certain other investors named therein (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 (File No. 333-214509), filed on November 8, 2016).

10.53
Global Transaction Agreement, dated July 22, 2013, by and among Frank's International N.V. and Mosing Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1/A (File No. 333-188536), filed on July 24, 2013).

10.54
Voting Agreement, dated July 22, 2013, by and among Ginsoma Family C.V., FWW B.V., Mosing Holdings, Inc., and certain other parties thereto (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A (File No. 333-188536), filed on July 24, 2013).

*10.55	Amendment No. 10 to the Limited Partnership Agreement of Frank's International C.V., effective as of December 1, 2017.
10.56
Limited Waiver of Financial Covenants by and among Frank's International C.V. (as Borrower), Amegy Bank National Association (as Administrative Agent), Capital One, National Association (as Syndication Agent) and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 2, 2017).

*18.1	Preferability Letter from PricewaterhouseCoopers LLP
*21.1	List of Subsidiaries of Frank's International N.V.
*23.1	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	Frank's International N.V.
(Registrant)

Date: February 27, 2018	By:	/s/ Kyle McClure
Kyle McClure
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2018.

Signature	Title

/s/ Michael C. Kearney	Chairman, President and Chief Executive Officer
Michael C. Kearney	(Principal Executive Officer)

/s/ Kyle McClure	Senior Vice President and Chief Financial Officer
Kyle McClure	(Principal Financial Officer)

/s/ Ozong E. Etta	Vice President, Chief Accounting Officer
Ozong E. Etta	(Principal Accounting Officer)

/s/ William B. Berry	Supervisory Lead Director
William B. Berry

/s/ Robert W. Drummond	Supervisory Director
Robert W. Drummond

/s/ Michael E. McMahon	Supervisory Director
Michael E. McMahon

/s/ D. Keith Mosing	Supervisory Director
D. Keith Mosing

/s/ Kirkland D. Mosing	Supervisory Director
Kirkland D. Mosing

/s/ S. Brent Mosing	Supervisory Director
S. Brent Mosing

/s/ Alexander Vriesendorp	Supervisory Director
Alexander Vriesendorp