Form 10-Q
period 2018-03-31
FRANK'S INTERNATIONAL N.V.
filed 2018-05-08
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
OR
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
Yes ☐ No ☑
As of May 3, 2018, there were 224,032,321 shares of common stock, €0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2018	2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$188,779	$213,015
Short-term investments	76,149	81,021
Accounts receivables, net	132,263	127,210
Inventories, net	72,507	76,420
Assets held for sale	2,943	3,792
Other current assets	10,353	10,437
Total current assets	482,994	511,895

Property, plant and equipment, net	449,153	469,646
Goodwill	211,040	211,040
Intangible assets, net	32,133	33,895
Other assets	33,986	35,293
Total assets	$1,209,306	$1,261,769

Liabilities and Equity
Current liabilities:
Short-term debt	$3,266	$4,721
Accounts payable and accrued liabilities	101,011	108,885
Deferred revenue	64	4,703
Total current liabilities	104,341	118,309

Deferred tax liabilities	233	229
Other non-current liabilities	28,426	27,330
Total liabilities	133,000	145,868

Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock, €0.01 par value, 798,096,000 shares authorized, 224,928,953 and 224,228,071 shares issued and 223,822,476 and 223,289,389 shares outstanding	2,823	2,814
Additional paid-in capital	1,053,705	1,050,873
Retained earnings	65,520	106,923
Accumulated other comprehensive loss	(30,970)	(30,972)
Treasury stock (at cost), 1,106,477 and 938,682 shares	(14,772)	(13,737)
Total stockholders' equity	1,076,306	1,115,901
Total liabilities and equity	$1,209,306	$1,261,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Services	$91,348	$86,322
Products	24,221	24,409
Total revenue	115,569	110,731

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Services	63,210	51,683
Products	18,747	22,269
General and administrative expenses	38,730	42,725
Depreciation and amortization	28,300	31,099
Severance and other charges	1,254	1,037
(Gain) loss on disposal of assets	235	(1,472)
Operating loss	(34,907)	(36,610)

Other income (expense):
Tax receivable agreement ("TRA") related adjustments	(2,941)	—
Other income (expense), net	(440)	134
Interest income, net	944	398
Mergers and acquisition expense	(58)	(449)
Foreign currency gain	1,704	746
Total other income (expense)	(791)	829

Loss before income taxes	(35,698)	(35,781)
Income tax expense (benefit)	6,375	(9,118)
Net loss	$(42,073)	$(26,663)

Dividends per common share	$—	$0.075

Loss per common share:
Basic and diluted	$(0.19)	$(0.12)

Weighted average common shares outstanding:
Basic and diluted	223,567	222,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net loss	$(42,073)	$(26,663)
Other comprehensive income (loss):
Foreign currency translation adjustments	87	483
Marketable securities:
Unrealized loss on marketable securities	(85)	(81)
Reclassification to net income	—	(395)
Deferred tax asset / liability change	—	158
Unrealized loss on marketable securities, net of tax	(85)	(318)
Total other comprehensive income	2	165
Comprehensive loss	$(42,071)	$(26,498)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2017
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Equity
Balances at December 31, 2016	222,401	$2,802	$1,036,786	$317,270	$(32,977)	$(12,562)	$1,311,319
Net loss	—	—	—	(26,663)	—	—	(26,663)
Foreign currency translation adjustments	—	—	—	—	483	—	483
Change in marketable securities	—	—	—	—	(318)	—	(318)
Equity-based compensation expense	—	—	5,701	—	—	—	5,701
Common stock dividends ($0.075 per share)	—	—	—	(16,703)	—	—	(16,703)
Common shares issued upon vesting of share-based awards	471	5	(5)	—	—	—	—
Common shares issued for employee stock purchase plan ("ESPP")	50	1	525	—	—	—	526
Treasury shares issued upon vesting of share-based awards	1	—	(31)	—	—	23	(8)
Treasury shares withheld	(147)	—	—	—	—	(1,794)	(1,794)
Balances at March 31, 2017	222,776	$2,808	$1,042,976	$273,904	$(32,812)	$(14,333)	$1,272,543

	Three Months Ended March 31, 2018
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Equity
Balances at December 31, 2017	223,289	$2,814	$1,050,873	$106,923	$(30,972)	$(13,737)	$1,115,901
Cumulative effect of accounting change	—	—	—	670	—	—	670
Net loss	—	—	—	(42,073)	—	—	(42,073)
Foreign currency translation adjustments	—	—	—	—	87	—	87
Change in marketable securities	—	—	—	—	(85)	—	(85)
Equity-based compensation expense	—	—	2,280	—	—	—	2,280
Common shares issued upon vesting of share-based awards	601	8	(8)	—	—	—	—
Common shares issued for ESPP	99	1	560	—	—	—	561
Treasury shares withheld	(167)	—	—	—	—	(1,035)	(1,035)
Balances at March 31, 2018	223,822	$2,823	$1,053,705	$65,520	$(30,970)	$(14,772)	$1,076,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(42,073)	$(26,663)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	28,300	31,099
Equity-based compensation expense	2,280	5,701
Amortization of deferred financing costs	—	205
Deferred tax benefit	—	(11,060)
Provision (recovery) for bad debts	103	(91)
(Gain) loss on disposal of assets	235	(1,472)
Changes in fair value of investments	191	(1,013)
Realized loss on sale of investment	—	478
Unrealized (gain) loss on derivatives	(561)	456
Other	—	(1,876)
Changes in operating assets and liabilities
Accounts receivable	(4,426)	(10,030)
Inventories	(2,469)	4,732
Other current assets	1,042	1,045
Other assets	270	547
Accounts payable and accrued liabilities	(3,295)	4,486
Deferred revenue	(410)	(3,716)
Other non-current liabilities	(96)	(2,263)
Net cash used in operating activities	(20,909)	(9,435)

Cash flows from investing activities
Purchases of property, plant and equipment and intangibles	(6,323)	(11,720)
Proceeds from sale of assets	1,639	1,636
Proceeds from sale of investments	30,969	2,899
Purchase of investments	(26,428)	(59)
Net cash used in investing activities	(143)	(7,244)

Cash flows from financing activities
Repayments of borrowings	(1,455)	(72)
Proceeds from borrowings	—	4
Dividends paid on common stock	—	(16,703)
Net treasury shares withheld for taxes	(1,035)	(1,802)
Proceeds from the issuance of ESPP shares	561	526
Net cash used in financing activities	(1,929)	(18,047)
Effect of exchange rate changes on cash	(1,255)	(860)
Net decrease in cash and cash equivalents	(24,236)	(35,586)
Cash and cash equivalents at beginning of period	213,015	319,526
Cash and cash equivalents at end of period	$188,779	$283,940

Non-cash transactions:
Change in accounts payable and accrued liabilities related to capital expenditures	$(2,538)	$2,430
Net transfers from inventory to property, plant and equipment	(720)	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Nature of Business

Frank’s International N.V. ("FINV"), a limited liability company organized under the laws of The Netherlands, is a global provider of highly engineered tubular services, tubular fabrication and specialty well construction and well intervention solutions to the oil and gas industry. FINV provides services and products to leading exploration and production companies in both offshore and onshore environments with a focus on complex and technically demanding wells.

Basis of Presentation

The condensed consolidated financial statements of FINV for the three months ended March 31, 2018 and 2017 include the activities of Frank's International C.V. ("FICV"), Blackhawk Group Holdings, LLC ("Blackhawk") and their wholly owned subsidiaries (collectively, the "Company," "we," "us" or "our"). All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

Our accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. The consolidated balance sheet at December 31, 2017 is derived from audited financial statements. However, certain information and footnote disclosures required by generally accepted accounting principles in the United States of America ("GAAP") for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2017, which are included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 27, 2018 ("Annual Report"). In the opinion of management, these condensed consolidated financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments that were necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year.

The condensed consolidated financial statements have been prepared on a historical cost basis using the United States dollar as the reporting currency. Our functional currency is primarily the United States dollar.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current period's presentation. These reclassifications had no impact on our net income (loss), working capital, cash flows or total equity previously reported.
Our financial statements for the three months ended March 31, 2017 have been revised to decrease "cost of revenues, services" and increase "cost of revenues, products" by the following immaterial amounts in order to correct a misclassification associated with Blackhawk product costs. While the revisions do impact two financial statement line items, the revisions had no impact on our net income (loss), working capital, cash flows or total equity previously reported (in thousands):

Three Months Ended
March 31, 2017
Cost of revenues, exclusive of depreciation and amortization
Services, as previously reported	$57,107
Blackhawk adjustment	(5,424)
Services, as revised	$51,683

Products, as previously reported	$16,845
Blackhawk adjustment	5,424
Products, as revised	$22,269

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates ("ASUs") to the FASB’s Accounting Standards Codification.

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and were either determined to be not applicable or are expected to have immaterial impact on our consolidated financial position, results of operations and cash flows.

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

In May 2014, the FASB issued amendments to guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services. Under the new revenue standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five step model

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for two transition methods: (a) a full retrospective adoption in which the standard is applied to all periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items. In July 2015, the FASB deferred the effective date to December 15, 2017 for annual periods, and interim reporting periods within those fiscal years, beginning after that date.

We adopted the new revenue standard effective January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Our adjustment related solely to revenues from certain product sales with bill-and-hold arrangements in our Tubular Sales segment. The comparative information has not been restated and continues to be reported under the accounting standards which were in effect for those periods. The impact to revenue of applying the new revenue recognition standard for the three months ended March 31, 2018 was immaterial. We expect the impact of the adoption of the new standard to be immaterial to our financial results on an ongoing basis.
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard was as follows (in thousands):

	Balance at	Impact of	Balance at
	December 31, 2017	Adjustments	January 1, 2018
Balance Sheet
Assets
Inventories, net	$76,420	$(3,560)	$72,860
Liabilities
Deferred revenue	4,703	(4,230)	473
Stockholders' Equity
Retained earnings	106,923	670	107,593

Note 2—Revenues

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Payment terms on services and products generally range from 30 days to 120 days. Given the short-term nature of our service and product offerings, our contracts do not have a significant financing component and the consideration we receive is generally fixed.
Service revenues are recognized over time as services are performed or rendered. We generally perform services either under direct service purchase orders or master service agreements which are supplemented by individual call-out provisions. For customers contracted under such arrangements, an accrual is recorded in unbilled revenue for revenue earned but not yet invoiced.
Revenues on product sales are generally recognized at a point in time when the product has shipped and significant risks of ownership have passed to the customer. The sales arrangements typically do not include a right of return or other similar provisions, nor do they contain any other post-delivery obligations.
Some of our Tubular Sales and Blackhawk segment customers have requested that we store pipe, connectors and other products purchased from us in our facilities. We recognize revenues for these “bill and hold” sales once the following criteria have been met: (1) there is a substantive reason for the arrangement, (2) the product is identified as the customer's asset, (3) the product is ready for delivery to the customer, and (4) we cannot use the product or direct it to another customer.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Practical Expedients

We elected to apply certain practical expedients available under the new revenue standard. We elected to expense cost of obtaining contracts, such as sales commissions, when incurred because the amortization period would have been one year or less due to the length of our contracts. We have also elected not to assess immaterial promises in the context of our contracts as performance obligations and to exclude taxes from the assessment of transaction price in arrangements where taxes are collected by the entity from a customer.
We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Because our contracts with customers are short-term in nature and fall within this exemption, we do not have significant unsatisfied performance obligations as defined by the new revenue standard.
Note 3—Accounts Receivable, net

Accounts receivable at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Trade accounts receivable, net of allowance of $4,972 and $4,777, respectively	$88,993	$83,482
Unbilled revenue	25,470	25,670
Taxes receivable	11,008	11,305
Affiliated (1)	549	716
Other receivables	6,243	6,037
Total accounts receivable, net	$132,263	$127,210

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates.

Note 4—Inventories, net

Inventories at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Pipe and connectors, net of allowance of $19,868 and $20,064, respectively	$27,930	$33,620
Finished goods, net of allowance of $1,517 and $1,520, respectively	15,016	14,541
Work in progress	9,179	9,206
Raw materials, components and supplies	20,382	19,053
Total inventories, net	$72,507	$76,420

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Property, Plant and Equipment

The following is a summary of property, plant and equipment at March 31, 2018 and December 31, 2017 (in thousands):

	Estimated Useful Lives in Years	March 31, 2018	December 31, 2017
Land	—	$15,365	$15,314
Land improvements (1)	8-15	15,080	14,594
Buildings and improvements (1)	39	117,003	119,380
Rental machinery and equipment	7	900,702	898,146
Machinery and equipment - other	7	55,351	55,049
Furniture, fixtures and computers	5	27,697	27,259
Automobiles and other vehicles	5	30,001	29,971
Leasehold improvements (1)	7-15, or lease term if shorter	11,915	10,030
Construction in progress - machinery and equipment and land improvements (1)	—	61,644	61,836
		1,234,758	1,231,579
Less: Accumulated depreciation		(785,605)	(761,933)
Total property, plant and equipment, net		$449,153	$469,646

(1)	See Note 11 - Related Party Transactions for additional information.

During the third quarter of 2017, we committed to sell certain of our buildings in the Middle East region and determined those assets met the criteria to be classified as held for sale in our condensed consolidated balance sheet. As a result, we reclassified the buildings, with a net book value of $4.1 million, from property, plant and equipment to assets held for sale. During the first quarter of 2018, we sold one of the buildings classified as held for sale for $0.8 million and recorded an immaterial loss.

The following table presents the depreciation and amortization expense associated with each line item for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Services	$23,579	$26,643
Products	1,137	1,309
General and administrative expenses	3,584	3,147
Total	$28,300	$31,099

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Other Assets

Other assets at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Cash surrender value of life insurance policies (1)	$30,491	$30,351
Deposits	2,422	2,564
Other	1,073	2,378
Total other assets	$33,986	$35,293

(1)	See Note 9 – Fair Value Measurements

Note 7—Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accounts payable	$31,899	$33,912
Accrued compensation	21,221	25,510
Accrued property and other taxes	12,485	16,908
Accrued severance and other charges	1,072	1,444
Income taxes	13,143	8,091
Accrued purchase orders and other	21,191	23,020
Total accounts payable and accrued liabilities	$101,011	$108,885

Note 8—Debt

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments to $150.0 million. At March 31, 2018 and December 31, 2017, we had $2.5 million and $2.8 million, respectively, in letters of credit outstanding and no outstanding borrowings under this facility. Our borrowing capacity is equal to 2.5x our trailing twelve month Adjusted EBITDA less letters of credit outstanding under the Credit Facility. Our borrowing capacity under the Credit Facility could be reduced or eliminated depending on our future Adjusted EBITDA.

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in our Credit Agreement) of not more than 2.5 to 1.0 and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of March 31, 2018, we were in compliance with the covenants included in the Credit Agreement.

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

Citibank Credit Facility

In 2016, we entered into a three-year credit facility with Citibank N.A., UAE Branch in the amount of $6.0 million for the issuance of standby letters of credit and guarantees. The credit facility also allows for open ended guarantees. Outstanding amounts under the credit facility bear interest of 1.25% per annum for amounts outstanding up to one year. Amounts outstanding more than one year bear interest at 1.5% per annum. As of both March 31, 2018 and December 31, 2017, we had $2.6 million in letters of credit outstanding.

Insurance Notes Payable

In 2017, we entered into three notes to finance our annual insurance premiums totaling $5.1 million. The notes bear interest at an annual rate of 2.9% with a final maturity date in October 2018. At March 31, 2018 and December 31, 2017, the total outstanding balance was $3.2 million and $4.7 million, respectively.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2018 and December 31, 2017, were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2018
Assets:
Derivative financial instruments	$—	$73	$—	$73
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	—	30,491	—	30,491
Marketable securities - other	54	—	—	54
Liabilities:
Deferred compensation plan	—	26,191	—	26,191

December 31, 2017
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$30,351	$—	$30,351
Marketable securities - other	113	—	—	113
Liabilities:
Derivative financial instruments	—	487	—	487
Deferred compensation plan	—	26,797	—	26,797

Our derivative financial instruments consist of short-duration foreign currency forward contracts. The fair value of our derivative financial instruments is based on quoted market values including foreign exchange forward rates and interest rates. The fair value is computed by discounting the projected future cash flow amounts to present value. Derivative financial instruments are included in our condensed consolidated balance sheets in accounts receivable, net at March 31, 2018 and in accounts payable and accrued liabilities at December 31, 2017.

Our investments associated with our deferred compensation plan consist primarily of the cash surrender value of life insurance policies and are included in other assets on the condensed consolidated balance sheets. Our investments change as a result of contributions, payments, and fluctuations in the market. Our liabilities associated with our deferred compensation plan are included in other non-current liabilities on the condensed consolidated balance sheets. Assets and liabilities, measured using significant observable inputs, are reported at fair value based on third-party broker statements, which are derived from the fair value of the funds' underlying investments. We also have marketable securities in publicly traded equity securities as an indirect result of strategic investments. They are reported at fair value based on the price of the stock and are included in other assets on the condensed consolidated balance sheets.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We apply the provisions of the fair value measurement standard to our non-recurring, non-financial measurements including business combinations as well as impairment related to goodwill and other long-lived assets.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Fair Value Considerations

The carrying values on our condensed consolidated balance sheet of our cash and cash equivalents, short-term investments, trade accounts receivable, other current assets, accounts payable, accrued and other current liabilities and lines of credit approximate fair values due to their short maturities.

Note 10— Derivatives

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

As of March 31, 2018 and December 31, 2017, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

	March 31, 2018
Derivative Contracts	Notional Amount	Contractual Exchange Rate	Settlement Date
Canadian dollar	$5,025	1.2935	6/15/2018
Euro	9,080	1.2438	6/15/2018
Norwegian krone	5,575	7.7127	6/15/2018
Pound sterling	6,105	1.4035	6/15/2018

	December 31, 2017
Derivative Contracts	Notional Amount	Contractual Exchange Rate	Settlement Date
Canadian dollar	$6,226	1.2850	3/15/2018
Euro	5,326	1.1836	3/15/2018
Norwegian krone	6,212	8.3704	3/15/2018
Pound sterling	6,039	1.3419	3/15/2018

The following table summarizes the location and fair value amounts of all derivative contracts in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 (in thousands):

Derivatives not Designated as Hedging Instruments	Consolidated Balance Sheet Location	March 31, 2018	December 31, 2017
Foreign currency contracts	Accounts receivable, net	$73	$—
Foreign currency contracts	Accounts payable and accrued liabilities	—	(487)

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location and amounts of the realized and unrealized gains and losses on derivative contracts in the condensed consolidated statements of operations (in thousands):

		Three Months Ended
		March 31,
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative Contracts	2018	2017
Unrealized gain (loss) on foreign currency contracts	Other income (expense), net	$561	$(456)
Realized gain (loss) on foreign currency contracts	Other income (expense), net	(940)	255
Total net loss on foreign currency contracts		$(379)	$(201)

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

The following table presents the gross and net fair values of our derivatives at March 31, 2018 and December 31, 2017 (in thousands):

	Derivative Asset Positions		Derivative Liability Positions
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Gross position - asset / (liability)	$115	$—	$(42)	$(487)
Netting adjustment	(42)	—	42	—
Net position - asset / (liability)	$73	$—	$—	$(487)

Note 11—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease facilities from these affiliated companies. The majority of these lease obligations expire in 2018 and, at our discretion, may be extended for an additional 36 months subject to agreement on pricing of the extension. These leases may be extended or allowed to expire by us depending on operational needs, market prices and the ability for us to negotiate and secure, at our discretion, alternative leases or replacement locations. Rent expense associated with our related party leases was $2.2 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively.

In certain cases, we have made improvements to properties subject to related party leases referenced above, including the construction of buildings. As of March 31, 2018, the net book value associated with buildings we constructed on properties subject to related party leases was $58.8 million. We are depreciating the costs associated with these buildings over their estimated remaining useful lives of approximately 38 years, which exceeds the remaining lease terms that primarily expire in 2018. Upon expiration of the leases, the buildings, land improvements and leasehold improvements could be construed as becoming the property of the related party lessors. As of March 31, 2018, the net book value associated with leasehold and land improvements we constructed on properties subject to related party leases was $18.0 million, a portion of which is in construction in progress. We are depreciating the costs associated with these leasehold and land improvements over their estimated remaining lives of approximately 10 years, which exceeds the remaining lease terms that primarily expire in 2018. It is our intent to extend, renew, or replace the related party property leases such that we have unrestricted use of the buildings and improvements throughout their estimated useful lives. Extension, renewal or replacement of the related party property leases is dependent on negotiations with related parties, the failure of which could result in material disputes with the related parties. In the event we do not

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

extend, renew, or replace these related party property leases, we will revise the remaining estimated useful lives of the buildings and other improvements accordingly.

We were a party to certain agreements relating to the rental of aircraft to Western Airways ("WA"), an entity owned by the Mosing family. The WA agreements reflected both dry lease and wet lease rental, whereby we were charged a flat monthly fee primarily for crew, hangar, maintenance and administration costs in addition to other variable costs for fuel and maintenance. We also earned charter income from third party usage through a revenue sharing agreement. We recorded a minimal amount of net charter expense for the three months ended March 31, 2018 and 2017. In March 2017, we sold a fully depreciated aircraft for a total sales price of $1.3 million and recorded a gain on sale of $1.3 million. The rental agreements were terminated with WA effective December 29, 2017, upon the sale of our last aircraft.

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

The estimation of the liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As of March 31, 2018, FINV has a cumulative loss over the prior 36-month period. Based on this history of losses, as well as uncertainty regarding the timing and amount of future taxable income, we are unable to conclude that there will be future cash savings that will lead to additional payouts under the TRA beyond the estimated $5.1 million as of March 31, 2018. Additional TRA liability may be recognized in the future based on changes in expectations regarding the timing and likelihood of future cash savings.

The payment obligations under the TRA are our obligations and are not obligations of FICV. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless FINV elects to exercise its sole right to terminate the TRA early. If FINV elects to terminate the TRA early, which it may do so in its sole discretion, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that Mosing Holdings or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on March 31, 2018, the estimated termination payment would be

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

approximately $54.6 million (calculated using a discount rate of 5.85%). The foregoing number is merely an estimate and the actual payment could differ materially.

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

Note 12 - Loss Per Common Share

Basic loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is determined by dividing net loss by the weighted average number of common shares outstanding, assuming all potentially dilutive shares were issued. We apply the treasury stock method to determine the dilutive weighted average common shares represented by the unvested restricted stock units and ESPP shares.

The following table summarizes the basic and diluted loss per share calculations (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Numerator
Net loss	$(42,073)	$(26,663)
Denominator
Basic and diluted weighted average common shares (1)	223,567	222,564
Loss per common share:
Basic and diluted	$(0.19)	$(0.12)

(1)	Approximate number of unvested restricted stock units and stock to be issued pursuant to the ESPP that have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive when results from operations are at a net loss position.	702	799

Note 13—Income Taxes

For interim financial reporting, we estimate the annual tax rate based on projected pre-tax income (loss) for the full year and record a quarterly income tax provision (benefit) in accordance with accounting guidance for income taxes. As the year progresses, we refine the estimate of the year's pre-tax income (loss) as new information becomes available. The continual estimation process often results in a change to the expected effective tax rate for the year. When this occurs, we adjust the income tax provision (benefit) during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the most current expected annual tax rate.

Our effective tax rate was (17.9)% and 25.5% for the three months ended March 31, 2018 and 2017, respectively. In the current period we have a negative tax rate primarily due to recording tax expense in various foreign jurisdictions even though we had a net consolidated loss for the current period. We also recorded additional tax expense due to establishing valuation allowances against deferred tax assets generated in the U.S. and certain foreign jurisdictions

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

during the first quarter of 2018. In the first quarter of 2017, we did not record valuation allowances against our U.S. deferred tax assets or the corresponding tax expense.

In determining that a valuation allowance must be recorded in the current period, we assessed the available positive and negative evidence and concluded that it is not more likely than not that sufficient future taxable income would be generated to permit the use of our deferred tax assets. This conclusion is primarily the result of cumulative losses incurred in the most recent three-year period, and uncertainty regarding when we will return to profitability. The amount of deferred tax asset considered realizable and the related need for a valuation allowance may be adjusted in future periods as the available evidence changes.

We are under audit by the U.S. and certain foreign jurisdictions for the years 2014 - 2016. We do not expect the results of these audits to have any material effect on our financial statements.

As of March 31, 2018, there were no significant changes to our unrecognized tax benefits as reported in our audited financial statements for the year ended December 31, 2017.

Note 14—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of March 31, 2018 and December 31, 2017. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

We are conducting an internal investigation of the operations of certain of our foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act ("FCPA"), our policies and other applicable laws. In June 2016, we voluntarily disclosed the existence of our extensive internal review to the SEC, the U.S. Department of Justice ("DOJ") and other governmental entities. It is our intent to continue to fully cooperate with these agencies and any other applicable authorities in connection with any further investigation that may be conducted in connection with this matter. While our review has not indicated that there has been any material impact on our previously filed financial statements, we have continued to collect information and cooperate with the authorities, but at this time are unable to predict the ultimate resolution of these matters with these agencies.

In addition, during the course of the investigation, we discovered historical business transactions (and bids to enter into business transactions) in certain countries that may have been subject to U.S. and other international sanctions. We disclosed this information to the U.S. Department of Commerce’s Bureau of Industry and Security, Office of Export Enforcement (“OEE”) and to the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) (as well as to the agencies involved in our ongoing investigation discussed above). We received a No Action Letter dated April 20, 2018 from OEE, stating that OEE had closed its investigation without taking further action. In addition, we received a No Action Letter dated April 23, 2018 from OFAC, stating that OFAC had closed its investigation without taking further action.

As disclosed above, our investigation into possible violations of the FCPA remains ongoing, and we will continue to cooperate with the SEC, DOJ and other relevant governmental entities in connection therewith. At this time, we are unable to predict the ultimate resolution of these matters with these agencies, including any financial impact to us. Our board and management are committed to continuously enhancing our internal controls that support improved compliance and transparency throughout our global operations.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Segment Information

Reporting Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company's chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. We are comprised of four reportable segments: International Services, U.S. Services, Tubular Sales and Blackhawk.

The International Services segment provides tubular services in international offshore markets and in several onshore international regions. Our customers in these international markets are primarily large exploration and production companies, including integrated oil and gas companies and national oil and gas companies, and other oilfield services companies.

The U.S. Services segment provides tubular services in the active onshore oil and gas drilling regions in the U.S., including the Permian Basin, Eagle Ford Shale, Haynesville Shale, Marcellus/Utica Shale, Niobrara Shale, Woodford Shale, Green River Basin and Uintah Basin, as well as in the U.S. Gulf of Mexico.

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

Revenues

We disaggregate our revenue from contracts with customers by geography for each of our segments, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following table presents our revenues disaggregated by geography based on the location where our services were provided and products sold (in thousands):

	Three Months Ended March 31, 2018
	International Services	U.S. Services	Tubular Sales	Blackhawk	Consolidated
United States	$—	$32,607	$15,105	$17,054	$64,766
International	48,733	—	115	1,955	50,803
Total Revenues	$48,733	$32,607	$15,220	$19,009	$115,569

	Three Months Ended March 31, 2017
	International Services	U.S. Services	Tubular Sales	Blackhawk	Consolidated
United States	$—	$30,966	$16,559	$16,152	$63,677
International	46,610	—	386	58	47,054
Total Revenues	$46,610	$30,966	$16,945	$16,210	$110,731

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue by geographic area was as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
United States	$64,766	$63,677
Europe/Middle East/Africa	30,246	28,486
Latin America	7,473	9,931
Asia Pacific	5,994	4,563
Other countries	7,090	4,074
Total Revenues	$115,569	$110,731

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of Segment Adjusted EBITDA to net loss (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Segment Adjusted EBITDA:
International Services	$2,588	$5,286
U.S. Services (1)	(9,301)	(7,215)
Tubular Sales	2,188	2,254
Blackhawk	2,366	1,211
	(2,159)	1,536
Interest income, net	944	398
Depreciation and amortization	(28,300)	(31,099)
Income tax (expense) benefit	(6,375)	9,118
Gain (loss) on disposal of assets	(235)	1,472
Foreign currency gain	1,704	746
TRA related adjustments	(2,941)	—
Charges and credits (2)	(4,711)	(8,834)
Net loss	$(42,073)	$(26,663)

(1)	Includes all corporate general and administrative expenses.

(2)
Comprised of Equity-based compensation expense (for the three months ended March 31, 2018 and 2017: $2,280 and $5,701, respectively), Mergers and acquisition expense (for the three months ended March 31, 2018 and 2017: $58 and $449, respectively), Severance and other charges (for the three months ended March 31, 2018 and 2017: $1,254 and $1,037, respectively), Unrealized and realized losses (for the three months ended March 31, 2018 and 2017: $400 and $608, respectively) and Investigation-related matters (for the three months ended March 31, 2018 and 2017: $719 and $1,039, respectively).

The following tables set forth certain financial information with respect to our reportable segments (in thousands):

	International Services	U.S. Services	Tubular Sales	Blackhawk	Eliminations	Total
Three Months Ended March 31, 2018
Revenue from external customers	$48,733	$32,607	$15,220	$19,009	$—	$115,569
Inter-segment revenue	(23)	4,216	97	210	(4,500)	—
Operating income (loss)	(11,721)	(21,980)	1,265	(2,471)	—	(34,907)
Adjusted EBITDA	2,588	(9,301)	2,188	2,366	—	*

Three Months Ended March 31, 2017
Revenue from external customers	$46,610	$30,966	$16,945	$16,210	$—	$110,731
Inter-segment revenue	3	4,285	3,675	—	(7,963)	—
Operating income (loss)	(9,513)	(23,347)	2,380	(6,130)	—	(36,610)
Adjusted EBITDA	5,286	(7,215)	2,254	1,211	—	*

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

These and other important factors that could affect our operating results and performance are described in (1) “Risk Factors” in Part II, Item IA of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and elsewhere within this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018 (our "Annual Report"), (3) our other reports and filings we make with the SEC from time to time and (4) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section.

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

Overview of Business

We are a global provider of highly engineered tubular services, tubular fabrication and specialty well construction and well intervention solutions to the oil and gas industry and have been in business for over 75 years. We provide our services and products to leading exploration and production companies in both offshore and onshore environments, with a focus on complex and technically demanding wells.

We conduct our business through four operating segments:

•
International Services. The International Services segment currently provides tubular services in approximately 50 countries on six continents. Our customers in these international markets are primarily large exploration and production companies, including integrated oil and gas companies and national oil and gas companies, and other oilfield services companies.

•
U.S. Services. The U.S. Services segment services customers in the offshore areas of the U.S. Gulf of Mexico. In addition, we have a presence in the active onshore oil and gas drilling regions in the U.S., including the Permian Basin, Eagle Ford Shale, Haynesville Shale, Marcellus/Utica Shale, Niobrara Shale, Woodford Shale, Green River Basin and Uintah Basin.

•
Tubular Sales. The Tubular Sales segment designs, manufactures and distributes large OD pipe, connectors and casing attachments and sells large OD pipe originally manufactured by various pipe mills. We also provide specialized fabrication and welding services in support of offshore projects, including drilling and production risers, flowlines and pipeline end terminations, as well as long-length tubulars (up to 300 feet in length) for use as caissons or pilings. This segment also designs and manufactures proprietary equipment for use in our International and U.S. Services segments.

•
Blackhawk. The Blackhawk segment provides well construction and well intervention services and products, in addition to cementing tool expertise, in the U.S. and Mexican Gulf of Mexico, onshore U.S. and other select international locations. Blackhawk’s customer base consists primarily of major and independent oil and gas companies as well as other oilfield services companies.

Market Outlook

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) before interest income, net, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on disposal of assets, foreign currency gain or loss, equity-based compensation, unrealized gain or loss, the effects of the tax receivable agreement ("TRA"), other non-cash adjustments and other charges or credits. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues. We review Adjusted EBITDA and Adjusted EBITDA margin on both a consolidated basis and on a segment basis. We use Adjusted EBITDA and Adjusted EBITDA margin to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), items outside the control of our management team (such as income tax and foreign currency exchange rates) and other charges outside the normal course of business. Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income (loss), operating income (loss), cash flow from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles in the U.S. ("GAAP").

The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to net loss for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Net loss	$(42,073)	$(26,663)
Interest income, net	(944)	(398)
Depreciation and amortization	28,300	31,099
Income tax expense (benefit)	6,375	(9,118)
(Gain) loss on disposal of assets	235	(1,472)
Foreign currency gain	(1,704)	(746)
TRA related adjustments	2,941	—
Charges and credits (1)	4,711	8,834
Adjusted EBITDA	$(2,159)	$1,536
Adjusted EBITDA margin	(1.9)%	1.4%

(1)
Comprised of Equity-based compensation expense (for the three months ended March 31, 2018 and 2017: $2,280 and $5,701, respectively), Mergers and acquisition expense (for the three months ended March 31, 2018 and 2017: $58 and $449, respectively), Severance and other charges (for the three months ended March 31, 2018 and 2017: $1,254 and $1,037, respectively), Unrealized and realized losses (for the three months ended March 31, 2018 and 2017: $400 and $608, respectively) and Investigation-related matters (for the three months ended March 31, 2018 and 2017: $719 and $1,039, respectively).

For a reconciliation of our Adjusted EBITDA on a segment basis to the most comparable measure calculated in accordance with GAAP, see “Operating Segment Results.”

Safety and Quality Performance

Safety is one of our primary core values. Maintaining a strong safety record is a critical component of our operational success. Many of our customers have safety standards we must satisfy before we can perform services. As a result, we continually monitor and improve our safety performance through the evaluation of safety observations, job and customer surveys, and safety data. The primary measure for our safety performance is the tracking of the Total Recordable Incident Rate which is reviewed on both a monthly and rolling twelve-month basis.

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
Revenues:
Services	$91,348	$86,322
Products	24,221	24,409
Total revenue	115,569	110,731

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Services (1)	63,210	51,683
Products (1)	18,747	22,269
General and administrative expenses	38,730	42,725
Depreciation and amortization	28,300	31,099
Severance and other charges	1,254	1,037
(Gain) loss on disposal of assets	235	(1,472)
Operating loss	(34,907)	(36,610)

Other income (expense):
TRA related adjustments	(2,941)	—
Other income (expense), net	(440)	134
Interest income, net	944	398
Mergers and acquisition expense	(58)	(449)
Foreign currency gain	1,704	746
Total other income (expense)	(791)	829

Loss before income taxes	(35,698)	(35,781)
Income tax expense (benefit)	6,375	(9,118)
Net loss	$(42,073)	$(26,663)

(1)
Our financial statements for the three months ended March 31, 2017, have been revised to decrease cost of revenues, services and increase cost of revenues, products by $5,424. See Note 1 - Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues. Revenues from external customers, excluding intersegment sales, for the three months ended March 31, 2018 increased by $4.8 million, or 4.4%, to $115.6 million from $110.7 million for the three months ended March 31, 2017. The revenue increase was primarily attributable to our Blackhawk and International Services segment, partially offset by a decrease in our Tubular Sales segments. Revenues for our segments are discussed separately below under the heading "Operating Segment Results."

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the three months ended March 31, 2018 increased by $8.0 million or 10.8%, to $82.0 million from $74.0 million for the three months ended March 31, 2017 primarily due to higher operating costs and mix of work in the U.S. Services segment.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2018 decreased by $4.0 million or 9.4%, to $38.7 million from $42.7 million for the three months ended March 31, 2017 primarily due to lower equity-based compensation expense.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2018 decreased by $2.8 million, or 9.0%, to $28.3 million from $31.1 million for the three months ended March 31, 2017, as a result of a lower depreciable base due to decreased capital expenditures during current year and prior years.

Foreign currency gain. Foreign currency gain for the three months ended March 31, 2018 was $1.7 million as compared to a foreign currency gain for the three months ended March 31, 2017 of $0.7 million. The change in foreign currency gain year-over-year was primarily driven by the weakening of the U.S. dollar against other currencies.

Income tax expense (benefit). Income tax expense of $6.4 million for the three months ended March 31, 2018 increased by $15.5 million from an income tax benefit of $9.1 million for the three months ended March 31, 2017. In the current period we recorded tax expense in various foreign jurisdictions even though we had a net consolidated loss for the current period. We also recorded additional tax expense due to establishing valuation allowances against deferred tax assets generated in the U.S. and certain foreign jurisdictions during the first quarter of 2018. In the first quarter of 2017, we recorded a tax benefit for U.S. and foreign losses which fully offset the tax expense in profitable jurisdictions, resulting in an overall tax benefit for the first quarter of 2017.

Operating Segment Results

The following table presents revenues and Adjusted EBITDA by segment (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenue:
International Services	$48,733	$46,610
U.S. Services	32,607	30,966
Tubular Sales	15,220	16,945
Blackhawk	19,009	16,210
Total	$115,569	$110,731

Segment Adjusted EBITDA (1):
International Services	$2,588	$5,286
U.S. Services	(9,301)	(7,215)
Tubular Sales	2,188	2,254
Blackhawk	2,366	1,211
	$(2,159)	$1,536

(1)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. (For a reconciliation of our Adjusted EBITDA, see "Adjusted EBITDA and Adjusted EBITDA Margin").

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

International Services

Revenue for the International Services segment was $48.7 million for the three months ended March 31, 2018, an increase of $2.1 million, or 4.6%, compared to the same period in 2017, primarily due to activity improvements in offshore Western Hemisphere, Asia Pacific and the Middle East, which was partially offset by lower activity levels in Latin America and decreased work scope in the North Sea.

Adjusted EBITDA for the International Services segment was $2.6 million for the three months ended March 31, 2018, a decrease of $2.7 million, or 51.0%, compared to the same period in 2017, primarily due to decreased work scope in the North Sea and start-up costs on new projects in onshore Latin America, partially offset by higher realized prices in offshore Western Hemisphere.

U.S. Services

Revenue for the U.S. Services segment was $32.6 million for the three months ended March 31, 2018, an increase of $1.6 million, or 5.3%, compared to the same period in 2017. Onshore services revenue increased by $4.6 million as a result of improved activity from increased rig counts. The offshore business saw a decrease in revenue of $3.0 million as a result of decreased activity levels in the Gulf of Mexico.

Adjusted EBITDA for the U.S. Services segment was a loss of $9.3 million for the three months ended March 31, 2018, an unfavorable change of $2.1 million, or 28.9%, compared to the same period in 2017, primarily due to lower demand for our offshore services, partially offset by an increase in onshore services activity.

Tubular Sales

Revenue for the Tubular Sales segment was $15.2 million for the three months ended March 31, 2018, a decrease of $1.7 million, or 10.2%, compared to the same period in 2017, primarily as a result of lower deepwater activity in the Gulf of Mexico.

Adjusted EBITDA for the Tubular Sales segment was $2.2 million for the three months ended March 31, 2018, a decrease of $0.1 million, or 2.9%, compared to the same period in 2017, primarily due to lower sales activity offset by improved margin.

Blackhawk

Revenue for the Blackhawk Segment was $19.0 million for the three months ended March 31, 2018, an increase of $2.8 million, or 17.3%, compared to the same period in 2017, driven by strong activity in the U.S. onshore market and increased demand for well construction services in the Gulf of Mexico.

Adjusted EBITDA for the Blackhawk segment was $2.4 million for the three months ended March 31, 2018, an increase of $1.2 million, or 95.4%, compared to the same period in 2017, primarily due to increased activity levels.

Liquidity and Capital Resources

Liquidity

At March 31, 2018, we had cash and cash equivalents and short-term investments of $264.9 million and debt of $3.3 million. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditures are estimated at $48.0 million for 2018. We expect to spend approximately $38.0 million for the purchase and manufacture of equipment and $10.0 million for other property, plant and equipment, inclusive of the purchase or construction of facilities. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During the three months ended March 31, 2018 and 2017, expenditures related to property, plant and equipment and intangibles were $6.3 million and $11.7 million, respectively, all of which were funded from internally generated funds. We believe our cash on hand should be sufficient to fund our capital expenditure and liquidity requirements for the remainder of 2018.

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments to $150.0 million. At March 31, 2018 and December 31, 2017, we had $2.5 million and $2.8 million, respectively, in letters of credit outstanding and no outstanding borrowings under this facility. As of March 31, 2018, our ability to borrow under the Credit Facility has been reduced to approximately $5.0 million as a result of our decreased Adjusted EBITDA. Our borrowing capacity under the Credit Facility could be further reduced or eliminated depending on our future Adjusted EBITDA. As a result of this, our overall liquidity would be diminished.

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in the Credit Agreement) of not more than 2.5 to 1.0 and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of March 31, 2018, we were in compliance with the covenants included in the Credit Agreement.

In addition, the Credit Facility contains customary events of default, including, among others, the failure to make required payments, failure to comply with certain covenants or other agreements, breach of the representations and covenants contained in the agreements, default of certain other indebtedness, certain events of bankruptcy or insolvency and the occurrence of a change in control.

Citibank Credit Facility

In 2016, we entered into a three-year credit facility with Citibank N.A., UAE Branch in the amount of $6.0 million for issuance of standby letters of credit and guarantees. The credit facility also allows for open ended guarantees. Outstanding amounts under the credit facility bear interest of 1.25% per annum for amounts outstanding up to one year. Amounts outstanding more than one year bear interest at 1.5% per annum. As of both March 31, 2018 and December 31, 2017, we had $2.6 million in letters of credit outstanding.

Insurance Notes Payable

In 2017, we entered into three notes to finance our annual insurance premiums totaling $5.1 million. The notes bear interest at an annual rate of 2.9% with a final maturity date in October 2018. At March 31, 2018 and December 31, 2017, the total outstanding balance was $3.2 million and $4.7 million, respectively.

Tax Receivable Agreement

We entered into a tax receivable agreement with Frank's International C.V. ("FICV") and Mosing Holdings, LLC ("Mosing Holdings") in connection with our initial public offering ("IPO"). The TRA generally provides for the payment by us to Mosing Holdings of 85% of the amount of the actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax in periods after our IPO (which reductions we refer to as "cash savings") as a result of (i) the tax basis increases resulting from the transfer of FICV interests to us in connection with the conversion of shares of Preferred Stock into shares of our common stock on August 26, 2016 and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. In addition, the TRA provides for interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. We will retain the remaining 15% of cash savings, if any. The payment obligations under the TRA are our obligations and not obligations of FICV. The term of the TRA continues until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRA.

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

In certain circumstances, we may be required to make payments under the TRA that we have entered into with Mosing Holdings. In most circumstances, these payments will be associated with the actual cash savings that we recognize in connection with the conversion of Preferred Stock, which would reduce the actual tax benefit to us. If we were to elect to exercise our sole right to terminate the TRA early or enter into certain change of control transactions, we may incur payment obligations prior to the time we actually incur any tax benefit. In those circumstances, we would need to pay the amounts out of cash on hand, finance the payments or refrain from triggering the obligation. Though we do not have any present intention of triggering an advance payment under the TRA, based on our current liquidity and our expected ability to access debt and equity financing, we believe we would be able to make such a payment if necessary. Any such payment could reduce our cash on hand and our borrowing availability, however, which would also reduce the amount of cash available to operate our business, to fund capital expenditures and to be paid as dividends to our stockholders, among other things. Please see Note 11 - Related Party Transactions in the Notes to Unaudited Condensed Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

Cash flows used in our operations, investing and financing activities are summarized below (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Operating activities	$(20,909)	$(9,435)
Investing activities	(143)	(7,244)
Financing activities	(1,929)	(18,047)
	(22,981)	(34,726)
Effect of exchange rate changes on cash	(1,255)	(860)
Net decrease in cash and cash equivalents	$(24,236)	$(35,586)

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

Operating Activities

Cash flow used in operating activities was $20.9 million for the three months ended March 31, 2018 compared to cash flow used in operating activities of $9.4 million for the same period in 2017. The increase in cash flow used by operating activities of $11.5 million was primarily due to unfavorable working capital changes.

Investing Activities

Cash flow used in investing activities was $0.1 million for the three months ended March 31, 2018 compared to $7.2 million in the same period in 2017. The decrease of $7.1 million was primarily related to lower purchases of property, plant and equipment and intangibles of $5.4 million.

Financing Activities

Cash flow used in financing activities was $1.9 million for the three months ended March 31, 2018 compared to $18.0 million in the same period in 2017. The decrease in cash flow used in financing activities of $16.1 million was primarily due to lower dividend payments on common stock of $16.7 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements with the exception of operating leases.

Critical Accounting Policies

There were no changes to our significant accounting policies from those disclosed in our Annual Report with the exception of revenue recognition. Please see Note 2 - Revenues in the Notes to Unaudited Condensed Consolidated Financial Statements.

Impact of Recent Accounting Pronouncements

Refer to Note 1 - Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of accounting standards we recently adopted or will be required to adopt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2017 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2017.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of March 31, 2018 and December 31, 2017. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows. Please see Note 14 - Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

We are conducting an internal investigation of the operations of certain of our foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act ("FCPA"), our policies and other applicable laws. In June 2016, we voluntarily disclosed the existence of our extensive internal review to the U.S. Securities and Exchange Commission ("SEC"), the U.S. Department of Justice ("DOJ") and other governmental entities. It is our intent to continue to fully cooperate with these agencies and any other applicable authorities in connection with any further investigation that may be conducted in connection with this matter. While our review has not indicated that there has been any material impact on our previously filed financial statements, we have continued to collect information and cooperate with the authorities, but at this time are unable to predict the ultimate resolution of these matters with these agencies.

In addition, during the course of the investigation, we discovered historical business transactions (and bids to enter into business transactions) in certain countries that may have been subject to U.S. and other international sanctions. We disclosed this information to the U.S. Department of Commerce’s Bureau of Industry and Security, Office of Export Enforcement (“OEE”) and to the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) (as well as to the agencies involved in our ongoing investigation discussed above). We received a No Action Letter dated April 20, 2018 from OEE, stating that OEE had closed its investigation without taking further action. In addition, we received a No Action Letter dated April 23, 2018 from OFAC, stating that OFAC had closed its investigation without taking further action.

As disclosed above, our investigation into possible violations of the FCPA remains ongoing, and we will continue to cooperate with the SEC, DOJ and other relevant governmental entities in connection therewith. At this time, we are unable to predict the ultimate resolution of these matters with these agencies, including any financial impact to us. Our board and management are committed to continuously enhancing our internal controls that support improved compliance and transparency throughout our global operations.

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

Item 5. Other Information

On May 8, 2018, the board of managing directors and the board of supervisory directors of Frank’s International N.V. (the “Company”) appointed Darren C. Miles, age 42, as Chief Accounting Officer of the Company, to serve as the Company’s principal accounting officer, a role currently held by Ozong E. Etta, effective May 8, 2018.

Prior to serving in his current position, Mr. Miles served as the Company’s Vice President, Tax, a position he had held since April 2015 with responsibilities including the oversight of all global tax matters, including financial reporting for income taxes, of the Company’s operations encompassing over 50 countries. Prior to his role at the Company, Mr. Miles served as Senior Director - International Tax Strategy for Eaton Corporation, an electrical, hydraulic, and mechanical power management company, from December 2012 to April 2015. Mr. Miles was previously employed by Cooper Industries, an electrical products manufacturer, where he served in roles of increasing responsibility beginning

September 2006 until its acquisition by Eaton Corporation in December 2012, concluding his career at Cooper Industries in the role of Director - International Tax. Mr. Miles began his career in public accounting with Ernst & Young and has over 20 years of accounting, tax, and finance experience. Mr. Miles holds Bachelor of Business Administration and Master of Professional Accounting degrees from the University of Texas at Austin. Mr. Miles is a CPA licensed in the State of Texas and is an officer of the Tax Executives Institute (Houston Chapter).

Mr. Etta is replaced as the Company’s principal accounting officer, effective May 8, 2018. This is not due to any disagreement with the Company or any matter relating to the Company’s operations, policies or practices. Mr. Etta will continue to serve in a senior financial role as the Vice President of Finance for the International Services and U.S. Services segments of the Company.

There are no understandings or arrangements between Mr. Miles and any other person pursuant to which Mr. Miles was selected to serve as principal accounting officer, other than his employment relationship set forth above. Mr. Miles does not have any relationships requiring disclosure under Item 401(d) of Regulation S-K or any interests requiring disclosure under Item 404(a) of Regulation S-K. Mr. Miles is eligible to receive grants under the Company’s 2013 Long Term Incentive Plan, which was filed as Exhibit 4.3 to the Registration Statement on Form S-8 on August 13, 2013, and is incorporated herein by reference.

In connection with Mr. Miles’ appointment, he entered into an indemnification agreement with the Company. The agreement provides, to the fullest extent permitted by the Company’s Deed of Amendment to Articles of Association dated May 19, 2017 and the law of The Netherlands, that the Company will indemnify him against any and all liabilities, claims, judgments, fines, penalties, interest and expenses, including attorney’s fees, incurred in connection with any expected, threatened, pending or completed action, investigation or other proceeding, whether civil, criminal or administrative, involving him by reason of his position as an officer.

The foregoing description is qualified in its entirety by reference to the full text of the indemnification agreement, which is filed as an exhibit to this report.

Item 6. Exhibits

The Exhibit Index, which follows the signature page to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANK'S INTERNATIONAL N.V.

Date: May 8, 2018	By:	/s/ Kyle McClure
Kyle McClure
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1
Deed of Amendment to Articles of Association of Frank's International N.V., dated May 19, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 25, 2017).

*†10.1	Frank's International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Performance Based Form).
*†10.2	Indemnification Agreement dated May 8, 2018, by and between Frank's International N.V. and Darren C. Miles.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.