Form 10-Q
period 2018-06-30
FRANK'S INTERNATIONAL N.V.
filed 2018-08-08
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
OR
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
Yes ☐ No ☑
As of July 31, 2018, there were 224,186,545 shares of common stock, €0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2018	2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$178,764	$213,015
Short-term investments	66,414	81,021
Accounts receivables, net	147,642	127,210
Inventories, net	69,417	76,420
Assets held for sale	7,441	3,792
Other current assets	8,566	10,437
Total current assets	478,244	511,895

Property, plant and equipment, net	422,034	469,646
Goodwill	211,040	211,040
Intangible assets, net	29,490	33,895
Other assets	34,172	35,293
Total assets	$1,174,980	$1,261,769

Liabilities and Equity
Current liabilities:
Short-term debt	$1,800	$4,721
Accounts payable and accrued liabilities	92,057	108,885
Deferred revenue	47	4,703
Total current liabilities	93,904	118,309

Deferred tax liabilities	223	229
Other non-current liabilities	28,271	27,330
Total liabilities	122,398	145,868

Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock, €0.01 par value, 798,096,000 shares authorized, 225,174,579 and 224,228,071 shares issued and 224,038,183 and 223,289,389 shares outstanding	2,825	2,814
Additional paid-in capital	1,056,592	1,050,873
Retained earnings	39,757	106,923
Accumulated other comprehensive loss	(31,638)	(30,972)
Treasury stock (at cost), 1,136,396 and 938,682 shares	(14,954)	(13,737)
Total stockholders' equity	1,052,582	1,115,901
Total liabilities and equity	$1,174,980	$1,261,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Services	$105,746	$93,533	$197,094	$179,855
Products	26,339	24,126	50,560	48,535
Total revenue	132,085	117,659	247,654	228,390

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Services	65,015	55,317	128,225	107,000
Products	20,306	23,027	39,053	45,296
General and administrative expenses	40,352	42,419	79,082	85,144
Depreciation and amortization	28,862	30,951	57,162	62,050
Severance and other charges	1,115	(299)	2,369	738
(Gain) loss on disposal of assets	217	210	452	(1,262)
Operating loss	(23,782)	(33,966)	(58,689)	(70,576)

Other income (expense):
Tax receivable agreement ("TRA") related adjustments	(1,171)	—	(4,112)	—
Other income, net	2,033	598	1,593	732
Interest income, net	609	753	1,553	1,151
Mergers and acquisition expense	—	(10)	(58)	(459)
Foreign currency gain (loss)	(4,267)	599	(2,563)	1,345
Total other income (expense)	(2,796)	1,940	(3,587)	2,769

Loss before income taxes	(26,578)	(32,026)	(62,276)	(67,807)
Income tax expense (benefit)	(815)	(6,076)	5,560	(15,194)
Net loss	$(25,763)	$(25,950)	$(67,836)	$(52,613)

Dividends per common share	$—	$0.075	$—	$0.15

Loss per common share:
Basic and diluted	$(0.12)	$(0.12)	$(0.30)	$(0.24)

Weighted average common shares outstanding:
Basic and diluted	223,981	222,914	223,775	222,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net loss	$(25,763)	$(25,950)	$(67,836)	$(52,613)
Other comprehensive income (loss):
Foreign currency translation adjustments	(835)	838	(748)	1,321
Marketable securities:
Unrealized gain (loss) on marketable securities	167	77	82	(4)
Reclassification to net income	—	—	—	(395)
Deferred tax asset / liability change	—	—	—	158
Unrealized gain (loss) on marketable securities, net of tax	167	77	82	(241)
Total other comprehensive income (loss)	(668)	915	(666)	1,080
Comprehensive loss	$(26,431)	$(25,035)	$(68,502)	$(51,533)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2017
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Equity
Balances at December 31, 2016	222,401	$2,802	$1,036,786	$317,270	$(32,977)	$(12,562)	$1,311,319
Net loss	—	—	—	(52,613)	—	—	(52,613)
Foreign currency translation adjustments	—	—	—	—	1,321	—	1,321
Change in marketable securities	—	—	—	—	(241)	—	(241)
Equity-based compensation expense	—	—	9,116	—	—	—	9,116
Common stock dividends ($0.15 per share)	—	—	—	(33,426)	—	—	(33,426)
Common shares issued upon vesting of share-based awards	685	7	(7)	—	—	—	—
Common shares issued for employee stock purchase plan ("ESPP")	50	1	525	—	—	—	526
Treasury shares issued upon vesting of share-based awards	1	—	(31)	—	—	23	(8)
Treasury shares issued for ESPP	105	1	(903)	—	—	1,642	740
Treasury shares withheld	(190)	—	—	—	—	(2,241)	(2,241)
Balances at June 30, 2017	223,052	$2,811	$1,045,486	$231,231	$(31,897)	$(13,138)	$1,234,493

	Six Months Ended June 30, 2018
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Equity
Balances at December 31, 2017	223,289	$2,814	$1,050,873	$106,923	$(30,972)	$(13,737)	$1,115,901
Cumulative effect of accounting change	—	—	—	670	—	—	670
Net loss	—	—	—	(67,836)	—	—	(67,836)
Foreign currency translation adjustments	—	—	—	—	(748)	—	(748)
Change in marketable securities	—	—	—	—	82	—	82
Equity-based compensation expense	—	—	5,168	—	—	—	5,168
Common shares issued upon vesting of share-based awards	848	10	(10)	—	—	—	—
Common shares issued for ESPP	99	1	561	—	—	—	562
Treasury shares withheld	(198)	—	—	—	—	(1,217)	(1,217)
Balances at June 30, 2018	224,038	$2,825	$1,056,592	$39,757	$(31,638)	$(14,954)	$1,052,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(67,836)	$(52,613)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	57,162	62,050
Equity-based compensation expense	5,168	9,116
Amortization of deferred financing costs	—	246
Deferred tax benefit	—	(20,320)
Provision for bad debts	41	371
(Gain) loss on disposal of assets	452	(1,262)
Changes in fair value of investments	(417)	(1,474)
Realized loss on sale of investment	—	478
Unrealized (gain) loss on derivatives	(765)	730
Other	—	(1,876)
Changes in operating assets and liabilities
Accounts receivable	(21,712)	(6,697)
Inventories	(1,461)	5,627
Other current assets	2,042	3,102
Other assets	324	1,745
Accounts payable and accrued liabilities	(10,192)	4,400
Deferred revenue	(424)	(7,707)
Other non-current liabilities	(244)	(3,383)
Net cash used in operating activities	(37,862)	(7,467)

Cash flows from investing activities
Purchases of property, plant and equipment and intangibles	(11,265)	(15,240)
Proceeds from sale of assets	1,755	2,200
Proceeds from sale of investments	56,946	11,499
Purchase of investments	(42,279)	(118)
Net cash (used in) provided by investing activities	5,157	(1,659)

Cash flows from financing activities
Repayments of borrowings	(2,921)	(154)
Dividends paid on common stock	—	(33,426)
Net treasury shares withheld for taxes	(1,217)	(2,249)
Proceeds from the issuance of ESPP shares	562	1,266
Deferred financing costs	(48)	—
Net cash used in financing activities	(3,624)	(34,563)
Effect of exchange rate changes on cash	2,078	(887)
Net decrease in cash and cash equivalents	(34,251)	(44,576)
Cash and cash equivalents at beginning of period	213,015	319,526
Cash and cash equivalents at end of period	$178,764	$274,950

Non-cash transactions:
Change in accounts payable and accrued liabilities related to capital expenditures	$(3,460)	$2,901
Net transfers from inventory to property, plant and equipment	(2,028)	(1,358)

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

Basis of Presentation

The condensed consolidated financial statements of FINV for the three and six months ended June 30, 2018 and 2017 include the activities of Frank's International C.V. ("FICV"), Blackhawk Group Holdings, LLC ("Blackhawk") and their wholly owned subsidiaries (collectively, the "Company," "we," "us" or "our"). All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

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
Our financial statements for the three and six months ended June 30, 2017 have been revised to decrease "cost of revenues, services" and increase "cost of revenues, products" by the following immaterial amounts in order to correct a misclassification associated with Blackhawk product costs. While the revisions do impact two financial statement line items, the revisions had no impact on our net income (loss), working capital, cash flows or total equity previously reported (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Cost of revenues, exclusive of depreciation and amortization
Services, as previously reported	$60,777	$117,884
Blackhawk adjustment	(5,460)	(10,884)
Services, as revised	$55,317	$107,000

Products, as previously reported	$17,567	$34,412
Blackhawk adjustment	5,460	10,884
Products, as revised	$23,027	$45,296

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board ("FASB") generally in the form of accounting standards updates ("ASUs") to the FASB’s Accounting Standards Codification.

We consider the applicability and impact of all accounting pronouncements. ASUs not listed below were assessed and were either determined to be not applicable or are expected to have immaterial impact on our consolidated financial position, results of operations and cash flows.

In June 2018, the FASB issued new guidance which is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Management is evaluating the provisions of this new accounting guidance, including which period to adopt, and has not determined what impact the adoption will have on our consolidated financial statements.

In May 2017, the FASB issued new guidance to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when accounting for a change to the terms and conditions of a share-based payment award. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this guidance should be applied prospectively to an award modified on or after the adoption date. We adopted the guidance on January 1, 2018 and the adoption did not have an impact on our consolidated financial statements.

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

In February 2016, the FASB issued new accounting guidance for leases. The main objective of the accounting guidance is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and the new guidance is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The new guidance requires lessees to recognize assets and liabilities arising from leases on the balance sheet and further defines a lease as a contract that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has both (1) the right to obtain substantially all of the economic benefit from the use of the asset and (2) the right to direct the use of the asset. The accounting guidance requires disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB amended the new lease accounting standard in an effort to reduce the burden of adoption. With the adoption of the new amended lease accounting standard, companies have the option of electing to apply the new lease accounting standard either on a retrospective or prospective basis. For public

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and plan to adopt the new lease accounting standard, as amended, on a prospective basis effective January 1, 2019. While we are still evaluating its impact, we anticipate that the adoption of the lease accounting standard will have an impact to the Company's consolidated balance sheets in addition to the disclosures contained in the notes of its consolidated financial statements.

In May 2014, the FASB issued amendments to guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services. Under the new revenue standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for two transition methods: (a) a full retrospective adoption in which the standard is applied to all periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items. In July 2015, the FASB deferred the effective date to December 15, 2017 for annual periods, and interim reporting periods within those fiscal years, beginning after that date.

We adopted the new revenue standard effective January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Our adjustment related solely to revenues from certain product sales with bill-and-hold arrangements in our Tubular Sales segment. The comparative information has not been restated and continues to be reported under the accounting standards which were in effect for those periods. The impact to revenue of applying the new revenue recognition standard for the three and six months ended June 30, 2018 was immaterial. We expect the impact of the adoption of the new standard to be immaterial to our financial results on an ongoing basis.
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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Note 3—Accounts Receivable, net

Accounts receivable at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Trade accounts receivable, net of allowance of $4,050 and $4,777, respectively	$92,722	$83,482
Unbilled revenue	38,996	25,670
Taxes receivable	9,553	11,305
Affiliated (1)	549	716
Other receivables	5,822	6,037
Total accounts receivable, net	$147,642	$127,210

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates.

Note 4—Inventories, net

Inventories at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Pipe and connectors, net of allowance of $20,466 and $20,064, respectively	$24,574	$33,620
Finished goods, net of allowance of $1,490 and $1,520, respectively	16,823	14,541
Work in progress	7,478	9,206
Raw materials, components and supplies	20,542	19,053
Total inventories, net	$69,417	$76,420

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Property, Plant and Equipment

The following is a summary of property, plant and equipment at June 30, 2018 and December 31, 2017 (in thousands):

	Estimated Useful Lives in Years	June 30, 2018	December 31, 2017
Land	—	$14,834	$15,314
Land improvements (1)	8-15	15,110	14,594
Buildings and improvements (1)	39	110,092	119,380
Rental machinery and equipment	7	894,279	898,146
Machinery and equipment - other	7	61,603	55,049
Furniture, fixtures and computers	5	24,735	27,259
Automobiles and other vehicles	5	29,675	29,971
Leasehold improvements (1)	7-15, or lease term if shorter	11,903	10,030
Construction in progress - machinery and equipment and land improvements (1)	—	61,920	61,836
		1,224,151	1,231,579
Less: Accumulated depreciation		(802,117)	(761,933)
Total property, plant and equipment, net		$422,034	$469,646

(1)	See Note 11 - Related Party Transactions for additional information.

During the third quarter of 2017, we committed to sell certain of our buildings in the International Services segment and determined those assets met the criteria to be classified as held for sale in our condensed consolidated balance sheet. As a result, we reclassified the buildings, with a net book value of $4.1 million, from property, plant and equipment to assets held for sale and recognized a $0.3 million loss. During the first quarter of 2018, we sold one of the buildings classified as held for sale for $0.8 million and recorded an immaterial loss. During the second quarter of 2018, additional assets with a net book value of $4.5 million met the criteria to be classified as held for sale and were reclassified from property, plant and equipment to assets held for sale on our condensed consolidated balance sheet.

The following table presents the depreciation and amortization expense associated with each line item for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Services	$24,302	$26,252	$47,881	$52,895
Products	1,131	1,252	2,268	2,561
General and administrative expenses	3,429	3,447	7,013	6,594
Total	$28,862	$30,951	$57,162	$62,050

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Other Assets

Other assets at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Cash surrender value of life insurance policies (1)	$30,706	$30,351
Deposits	2,502	2,564
Other	964	2,378
Total other assets	$34,172	$35,293

(1)	See Note 9 – Fair Value Measurements for additional information.

Note 7—Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accounts payable	$22,516	$33,912
Accrued compensation	21,207	25,510
Accrued property and other taxes	14,620	16,908
Accrued severance and other charges	925	1,444
Income taxes	9,410	8,091
Accrued purchase orders and other	23,379	23,020
Total accounts payable and accrued liabilities	$92,057	$108,885

Note 8—Debt

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments to $150.0 million. At June 30, 2018 and December 31, 2017, we had $2.3 million and $2.8 million, respectively, in letters of credit outstanding and no outstanding borrowings under the Credit Facility. Our borrowing capacity is equal to 2.5x our trailing 12-month Adjusted EBITDA less letters of credit outstanding under the Credit Facility.

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in our Credit Agreement) of not more than 2.5 to 1.0 and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of June 30, 2018, we were in compliance with the covenants included in the Credit Agreement.

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

We are currently negotiating a new credit facility which we expect to be in place on or around the expiration of the existing Credit Facility in August 2018.

Citibank Credit Facility

In 2016, we entered into a three-year credit facility with Citibank N.A., UAE Branch in the amount of $6.0 million for the issuance of standby letters of credit and guarantees. The credit facility also allows for open ended guarantees. Outstanding amounts under the credit facility bear interest of 1.25% per annum for amounts outstanding up to one year. Amounts outstanding more than one year bear interest at 1.5% per annum. As of June 30, 2018 and December 31, 2017, we had $4.9 million and $2.6 million, respectively, in letters of credit outstanding.

Insurance Notes Payable

In 2017, we entered into three notes to finance our annual insurance premiums totaling $5.1 million. The notes bear interest at an annual rate of 2.9% with a final maturity date in October 2018. At June 30, 2018 and December 31, 2017, the total outstanding balance was $1.8 million and $4.7 million, respectively.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2018 and December 31, 2017, were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2018
Assets:
Derivative financial instruments	$—	$278	$—	$278
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	—	30,706	—	30,706
Marketable securities - other	54	—	—	54
Liabilities:
Deferred compensation plan	—	26,158	—	26,158

December 31, 2017
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$30,351	$—	$30,351
Marketable securities - other	113	—	—	113
Liabilities:
Derivative financial instruments	—	487	—	487
Deferred compensation plan	—	26,797	—	26,797

Our derivative financial instruments consist of short-duration foreign currency forward contracts. The fair value of our derivative financial instruments is based on quoted market values including foreign exchange forward rates and interest rates. The fair value is computed by discounting the projected future cash flow amounts to present value. Derivative financial instruments are included in our condensed consolidated balance sheets in accounts receivable, net at June 30, 2018 and in accounts payable and accrued liabilities at December 31, 2017.

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

As of June 30, 2018 and December 31, 2017, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

	June 30, 2018
Derivative Contracts	Notional Amount	Contractual Exchange Rate	Settlement Date
Canadian dollar	$5,904	1.3041	7/16/2018
Euro	8,598	1.1777	7/16/2018
Norwegian krone	5,233	8.0266	7/16/2018
Pound sterling	9,332	1.3331	7/16/2018

	December 31, 2017
Derivative Contracts	Notional Amount	Contractual Exchange Rate	Settlement Date
Canadian dollar	$6,226	1.2850	3/15/2018
Euro	5,326	1.1836	3/15/2018
Norwegian krone	6,212	8.3704	3/15/2018
Pound sterling	6,039	1.3419	3/15/2018

The following table summarizes the location and fair value amounts of all derivative contracts in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 (in thousands):

Derivatives not Designated as Hedging Instruments	Consolidated Balance Sheet Location	June 30, 2018	December 31, 2017
Foreign currency contracts	Accounts receivable, net	$278	$—
Foreign currency contracts	Accounts payable and accrued liabilities	—	(487)

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location and amounts of the realized and unrealized gains and losses on derivative contracts in the condensed consolidated statements of operations (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative Contracts	2018	2017	2018	2017
Unrealized gain (loss) on foreign currency contracts	Other income, net	$204	$(274)	$765	$(730)
Realized gain (loss) on foreign currency contracts	Other income, net	1,065	(807)	125	(552)
Total net gain (loss) on foreign currency contracts		$1,269	$(1,081)	$890	$(1,282)

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

The following table presents the gross and net fair values of our derivatives at June 30, 2018 and December 31, 2017 (in thousands):

	Derivative Asset Positions		Derivative Liability Positions
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Gross position - asset / (liability)	$278	$—	$—	$(487)
Netting adjustment	—	—	—	—
Net position - asset / (liability)	$278	$—	$—	$(487)

Note 11—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease facilities from these affiliated companies. The majority of these lease obligations expire in 2018. These leases may be extended or allowed to expire by us depending on operational needs, market prices and the ability for us to negotiate and secure, at our discretion, alternative leases or replacement locations. Rent expense associated with our related party leases was $1.7 million for both the three months ended June 30, 2018 and 2017, and $3.9 million and $3.5 million for the six months ended June 30, 2018 and 2017, respectively.

In certain cases, we have made improvements to properties subject to related party leases referenced above, including the construction of buildings. As of June 30, 2018, the net book value associated with buildings we constructed on properties subject to related party leases was $58.4 million. We are depreciating the costs associated with these buildings over their estimated remaining useful lives of approximately 37 years, which exceeds the remaining lease terms that primarily expire in 2018. Upon expiration of the leases, the buildings, land improvements and leasehold improvements could be construed as becoming the property of the related party lessors. As of June 30, 2018, the net book value associated with leasehold and land improvements we constructed on properties subject to related party leases was $17.6 million, a portion of which is in construction in progress. We are depreciating the costs associated with these leasehold and land improvements over their estimated remaining lives of approximately 10 years, which exceeds the remaining lease terms that primarily expire in 2018. We are currently engaged in negotiations to extend, renew or replace the related party property leases such that we have unrestricted use of the buildings and improvements throughout their estimated useful lives. Extension, renewal or replacement of the related party property leases is dependent on negotiations with related parties, the failure of which could result in material disputes with the related

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

parties. In the event we do not extend, renew or replace these related party property leases, we will revise the remaining estimated useful lives of the buildings and other improvements accordingly.

We were a party to certain agreements relating to the rental of aircraft to Western Airways ("WA"), an entity owned by the Mosing family. The WA agreements reflected both dry lease and wet lease rentals, whereby we were charged a flat monthly fee primarily for crew, hangar, maintenance and administration costs in addition to other variable costs for fuel and maintenance. We also earned charter income from third party usage through a revenue sharing agreement. We recorded $0.7 million and $0.6 million of net charter expense for the three and six months ended June 30, 2017, respectively. In March 2017, we sold a fully depreciated aircraft for a total sales price of $1.3 million and recorded a gain on sale of $1.3 million. The rental agreements were terminated with WA effective December 29, 2017, upon the sale of our last aircraft.

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

The estimation of the liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As of June 30, 2018, FINV has a cumulative loss over the prior 36-month period. Based on this history of losses, as well as uncertainty regarding the timing and amount of future taxable income, we are unable to conclude that there will be future cash savings that will lead to additional payouts under the TRA beyond the estimated $6.2 million as of June 30, 2018. Additional TRA liability may be recognized in the future based on changes in expectations regarding the timing and likelihood of future cash savings.

The payment obligations under the TRA are our obligations and are not obligations of FICV. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless FINV elects to exercise its sole right to terminate the TRA early. If FINV elects to terminate the TRA early, which it may do so in its sole discretion, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that Mosing Holdings or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on June 30, 2018, the estimated termination payment would be

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

approximately $55.1 million (calculated using a discount rate of 5.91%). The foregoing number is merely an estimate and the actual payment could differ materially.

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

Note 12—Loss Per Common Share

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

The following table summarizes the basic and diluted loss per share calculations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator
Net loss	$(25,763)	$(25,950)	$(67,836)	$(52,613)
Denominator
Basic and diluted weighted average common shares (1)	223,981	222,914	223,775	222,740
Loss per common share:
Basic and diluted	$(0.12)	$(0.12)	$(0.30)	$(0.24)

(1)	Approximate number of unvested restricted stock units and stock to be issued pursuant to the ESPP that have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive when results from operations are at a net loss position.	678	425	639	616

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

Our effective tax rate was 3.1% and 19.0% for the three months ended June 30, 2018 and 2017, respectively, and (8.9)% and 22.4% for the six months ended June 30, 2018 and 2017, respectively. The decrease in tax rates as compared to the same periods last year is primarily due to recording valuation allowances against the U.S. and certain foreign tax losses incurred to date in 2018. For the six months ended June 30, 2018, we have a negative tax rate primarily due

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to recording tax expense in various foreign jurisdictions even though we had a net consolidated loss for the current period.

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

As of June 30, 2018, there were no significant changes to our unrecognized tax benefits as reported in our audited financial statements for the year ended December 31, 2017.

Note 14—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of June 30, 2018 and December 31, 2017. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

Revenues

We disaggregate our revenue from contracts with customers by geography for each of our segments, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables presents our revenues disaggregated by geography based on the location where our services were provided and products sold (in thousands):

	Three Months Ended June 30, 2018
	International Services	U.S. Services	Tubular Sales	Blackhawk	Consolidated
United States	$—	$35,136	$14,001	$18,418	$67,555
International	59,361	—	60	5,109	64,530
Total Revenues	$59,361	$35,136	$14,061	$23,527	$132,085

	Three Months Ended June 30, 2017
	International Services	U.S. Services	Tubular Sales	Blackhawk	Consolidated
United States	$—	$29,905	$15,775	$17,791	$63,471
International	53,499	—	366	323	54,188
Total Revenues	$53,499	$29,905	$16,141	$18,114	$117,659

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2018
	International Services	U.S. Services	Tubular Sales	Blackhawk	Consolidated
United States	$—	$67,743	$29,105	$35,472	$132,320
International	108,094	—	176	7,064	115,334
Total Revenues	$108,094	$67,743	$29,281	$42,536	$247,654

	Six Months Ended June 30, 2017
	International Services	U.S. Services	Tubular Sales	Blackhawk	Consolidated
United States	$—	$60,871	$32,334	$33,942	$127,147
International	100,109	—	752	382	101,243
Total Revenues	$100,109	$60,871	$33,086	$34,324	$228,390

Revenue by geographic area was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
United States	$67,555	$63,471	$132,320	$127,147
Europe/Middle East/Africa	34,447	36,719	64,693	65,205
Latin America	12,983	9,128	20,457	19,060
Asia Pacific	7,669	4,926	13,663	9,489
Other countries	9,431	3,415	16,521	7,489
Total Revenues	$132,085	$117,659	$247,654	$228,390

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of Segment Adjusted EBITDA to net loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Segment Adjusted EBITDA:
International Services	$13,458	$9,022	$16,046	$14,308
U.S. Services (1)	(6,379)	(9,238)	(15,680)	(16,453)
Tubular Sales	170	815	2,358	3,069
Blackhawk	3,704	2,965	6,070	4,176
	10,953	3,564	8,794	5,100
Interest income, net	609	753	1,553	1,151
Depreciation and amortization	(28,862)	(30,951)	(57,162)	(62,050)
Income tax (expense) benefit	815	6,076	(5,560)	15,194
Gain (loss) on disposal of assets	(217)	(210)	(452)	1,262
Foreign currency gain (loss)	(4,267)	599	(2,563)	1,345
TRA related adjustments	(1,171)	—	(4,112)	—
Charges and credits (2)	(3,623)	(5,781)	(8,334)	(14,615)
Net loss	$(25,763)	$(25,950)	$(67,836)	$(52,613)

(1)	Includes all corporate general and administrative expenses.

(2)
Comprised of Equity-based compensation expense (for the three months ended June 30, 2018 and 2017: $2,888 and $3,415, respectively, and for the six months ended June 30, 2018 and 2017: $5,168 and $9,116, respectively), Mergers and acquisition expense (for the three months ended June 30, 2018 and 2017: none and $10, respectively, and for the six months ended June 30, 2018 and 2017: $58 and $459, respectively), Severance and other charges (for the three months ended June 30, 2018 and 2017: $1,115 and $(299), respectively, and for the six months ended June 30, 2018 and 2017: $2,369 and $738, respectively), Unrealized and realized gains (losses) (for the three months ended June 30, 2018 and 2017: $1,561 and $(1,088), respectively, and for the six months ended June 30, 2018 and 2017: $1,161 and $(1,696), respectively) and Investigation-related matters (for the three months ended June 30, 2018 and 2017: $1,181 and $1,567, respectively, and for the six months ended June 30, 2018 and 2017: $1,900 and $2,606, respectively).

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information with respect to our reportable segments (in thousands):

	International Services	U.S. Services	Tubular Sales	Blackhawk	Eliminations	Total
Three Months Ended June 30, 2018
Revenue from external customers	$59,361	$35,136	$14,061	$23,527	$—	$132,085
Inter-segment revenue	(56)	4,639	96	344	(5,023)	—
Operating income (loss)	(2,052)	(19,920)	(829)	(981)	—	(23,782)
Adjusted EBITDA	13,458	(6,379)	170	3,704	—	*

Three Months Ended June 30, 2017
Revenue from external customers	$53,499	$29,905	$16,141	$18,114	$—	$117,659
Inter-segment revenue	12	4,543	3,564	72	(8,191)	—
Operating income (loss)	(6,980)	(24,292)	805	(3,499)	—	(33,966)
Adjusted EBITDA	9,022	(9,238)	815	2,965	—	*

Six Months Ended June 30, 2018
Revenue from external customers	$108,094	$67,743	$29,281	$42,536	$—	$247,654
Inter-segment revenue	(79)	8,855	193	554	(9,523)	—
Operating income (loss)	(13,773)	(41,900)	436	(3,452)	—	(58,689)
Adjusted EBITDA	16,046	(15,680)	2,358	6,070	—	*

Six Months Ended June 30, 2017
Revenue from external customers	$100,109	$60,871	$33,086	$34,324	$—	$228,390
Inter-segment revenue	15	8,828	7,239	72	(16,154)	—
Operating income (loss)	(16,493)	(47,639)	3,185	(9,629)	—	(70,576)
Adjusted EBITDA	14,308	(16,453)	3,069	4,176	—	*

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

Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	the level of activity in the oil and gas industry;

•	renewed or sustained declines in oil and gas prices, including those resulting from weak global demand;

•	the timing, magnitude, probability and/or sustainability of any oil and gas price recovery;

•	unique risks associated with our offshore operations;

•	political, economic and regulatory uncertainties in our domestic and international operations;

•	our ability to develop new technologies and products;

•	our ability to protect our intellectual property rights;

•	our ability to employ and retain skilled and qualified workers;

•	the level of competition in our industry;

•	operational safety laws and regulations; and

•	weather conditions and natural disasters.

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

Market Outlook

We expect to see a continued increase in customer demand for our products and services over the remainder of 2018 based on current commodity price levels and anticipated capital spending on oil and natural gas exploration and production activities. However, much of the anticipated capital spending is likely to be associated with onshore or shallow water offshore projects that contribute lower revenue and margins to the Company than deep water offshore projects. The deep and ultra-deep offshore markets are showing signs of improvement, but are not projected to see significant increases in activity or pricing over the near term. In response, we are expanding our products and services historically weighted to the U.S. market, including specialty cementing equipment and drilling tool technologies, to select international markets, lowering costs through operational efficiency gains and prioritizing customers and projects intended to improve market share and profitability.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) before interest income, net, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on disposal of assets, foreign currency gain or loss, equity-based compensation, unrealized and realized gains or losses, the effects of the tax receivable agreement ("TRA"), other non-cash adjustments and other charges or credits. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues. We review Adjusted EBITDA and Adjusted EBITDA margin on both a consolidated basis and on a segment basis. We use Adjusted EBITDA and Adjusted EBITDA margin to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), items outside the control of our management team (such as income tax and foreign currency exchange rates) and other charges outside the normal course of business. Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income (loss), operating income (loss), cash flow from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles in the U.S. ("GAAP").

The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to net loss for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net loss	$(25,763)	$(25,950)	$(67,836)	$(52,613)
Interest income, net	(609)	(753)	(1,553)	(1,151)
Depreciation and amortization	28,862	30,951	57,162	62,050
Income tax expense (benefit)	(815)	(6,076)	5,560	(15,194)
(Gain) loss on disposal of assets	217	210	452	(1,262)
Foreign currency (gain) loss	4,267	(599)	2,563	(1,345)
TRA related adjustments	1,171	—	4,112	—
Charges and credits (1)	3,623	5,781	8,334	14,615
Adjusted EBITDA	$10,953	$3,564	$8,794	$5,100
Adjusted EBITDA margin	8.3%	3.0%	3.6%	2.2%

(1)
Comprised of Equity-based compensation expense (for the three months ended June 30, 2018 and 2017: $2,888 and $3,415, respectively, and for the six months ended June 30, 2018 and 2017: $5,168 and $9,116, respectively), Mergers and acquisition expense (for the three months ended June 30, 2018 and 2017: none and $10, respectively, and for the six months ended June 30, 2018 and 2017: $58 and $459, respectively), Severance and other charges (for the three months ended June 30, 2018 and 2017: $1,115 and $(299), respectively, and for the six months ended June 30, 2018 and 2017: $2,369 and $738, respectively), Unrealized and realized (gains) losses (for the three months ended June 30, 2018 and 2017: $(1,561) and $1,088, respectively, and for the six months ended June 30, 2018 and 2017: $(1,161) and $1,696, respectively) and Investigation-related matters (for the three months ended June 30, 2018 and 2017: $1,181 and $1,567, respectively, and for the six months ended June 30, 2018 and 2017: $1,900 and $2,606, respectively).

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

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)
Revenues:
Services	$105,746	$93,533	$197,094	$179,855
Products	26,339	24,126	50,560	48,535
Total revenue	132,085	117,659	247,654	228,390

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Services (1)	65,015	55,317	128,225	107,000
Products (1)	20,306	23,027	39,053	45,296
General and administrative expenses	40,352	42,419	79,082	85,144
Depreciation and amortization	28,862	30,951	57,162	62,050
Severance and other charges	1,115	(299)	2,369	738
(Gain) loss on disposal of assets	217	210	452	(1,262)
Operating loss	(23,782)	(33,966)	(58,689)	(70,576)

Other income (expense):
TRA related adjustments	(1,171)	—	(4,112)	—
Other income, net	2,033	598	1,593	732
Interest income, net	609	753	1,553	1,151
Mergers and acquisition expense	—	(10)	(58)	(459)
Foreign currency gain (loss)	(4,267)	599	(2,563)	1,345
Total other income (expense)	(2,796)	1,940	(3,587)	2,769

Loss before income taxes	(26,578)	(32,026)	(62,276)	(67,807)
Income tax expense (benefit)	(815)	(6,076)	5,560	(15,194)
Net loss	$(25,763)	$(25,950)	$(67,836)	$(52,613)

(1)
Our financial statements for the three and six months ended June 30, 2017 have been revised to decrease cost of revenues, services and increase cost of revenues, products by $5,460 and $10,884, respectively. See Note 1 - Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues. Revenues from external customers, excluding intersegment sales, for the three months ended June 30, 2018 increased by $14.4 million, or 12.3%, to $132.1 million from $117.7 million for the three months ended June 30, 2017. The revenue increase was primarily attributable to our International Services, U.S. Services and Blackhawk segments, partially offset by a decrease in our Tubular Sales segment. Revenues for our segments are discussed separately below under the heading "Operating Segment Results."

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the three months ended June 30, 2018 increased by $7.0 million, or 8.9%, to $85.3 million from $78.3 million for the three months ended June 30, 2017 driven by higher activity levels and mix of work in the U.S. Services and Blackhawk segments, partially offset by productivity actions taken in 2017 and 2018.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2018 decreased by $2.1 million, or 4.9%, to $40.4 million from $42.4 million for the three months ended June 30, 2017 primarily due to lower equity-based compensation expense and reduced expenses associated with aircraft disposed of in 2017.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2018 decreased by $2.1 million, or 6.7%, to $28.9 million from $31.0 million for the three months ended June 30, 2017, as a result of a lower depreciable base due to decreased capital expenditures during the current and prior years.

Severance and other charges. Severance and other charges for the three months ended June 30, 2018 increased by $1.4 million as compared to the three months ended June 30, 2017, as a result of higher workforce reductions in the second quarter of 2018 compared to 2017 as we took steps to adjust our workforce to meet the depressed demand in the industry.

Foreign currency gain (loss). Foreign currency loss for the three months ended June 30, 2018 increased by $4.9 million to $4.3 million from a foreign currency gain of $0.6 million for the three months ended June 30, 2017. The change in foreign currency results year-over-year was primarily driven by the strengthening of the U.S. dollar against other currencies.

Income tax expense (benefit). Income tax benefit for the three months ended June 30, 2018 decreased by $5.3 million, or 86.6%, to $0.8 million from $6.1 million for the three months ended June 30, 2017. The reduction is primarily due to recording valuation allowances against the U.S. and foreign tax benefits for losses incurred to date in 2018. In 2017 we provided a tax benefit for tax losses without a corresponding valuation allowance.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues. Revenues from external customers, excluding intersegment sales, for the six months ended June 30, 2018 increased by $19.3 million, or 8.4%, to $247.7 million from $228.4 million for the six months ended June 30, 2017. The revenue increase was primarily attributable to our International Services, U.S. Services and Blackhawk segments, partially offset by a decrease in revenues attributable to our Tubular Sales segment. Revenues for our segments are discussed separately below under the heading "Operating Segment Results."

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the six months ended June 30, 2018 increased by $15.0 million, or 9.8%, to $167.3 million from $152.3 million for the six months ended June 30, 2017 driven by higher activity levels and mix of work in the U.S. Services and Blackhawk segments, partially offset by productivity actions taken in 2017 and 2018.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2018 decreased by $6.1 million, or 7.1%, to $79.1 million from $85.1 million for the six months ended June 30, 2017 primarily due to lower equity-based compensation and other personnel expenses, as well as reduced expenses associated with aircraft disposed of in 2017.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2018 decreased by $4.9 million, or 7.9%, to $57.2 million from $62.1 million for the six months ended June 30, 2017, as a result of a lower depreciable base due to decreased capital expenditures during the current and prior years.

Severance and other charges. Severance and other charges for the six months ended June 30, 2018 increased by $1.6 million over the six months ended June 30, 2017, as a result of higher workforce reductions in the first half of 2018 compared to 2017 as we took steps to adjust our workforce to meet the depressed demand in the industry.

Foreign currency gain (loss). Foreign currency loss for the six months ended June 30, 2018 was $2.6 million as compared to a foreign currency gain for the six months ended June 30, 2017 of $1.3 million. The change in foreign currency results year-over-year was primarily driven by the strengthening of the U.S. dollar against other currencies.

Income tax expense (benefit). Income tax expense of $5.6 million for the six months ended June 30, 2018 increased by $20.8 million from an income tax benefit of $15.2 million for the six months ended June 30, 2017. In the current period we recorded tax expense in various foreign jurisdictions even though we had a net consolidated loss for the current period. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

We also recorded tax expense to establish valuation allowances against the benefit for tax losses in the U.S. and certain foreign jurisdictions during the first half of 2018. In the first half of 2017, we recorded a tax benefit for U.S. and foreign losses which fully offset the tax expense in profitable jurisdictions, resulting in an overall tax benefit for the first half of 2017.

Operating Segment Results

The following table presents revenues and Adjusted EBITDA by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
International Services	$59,361	$53,499	$108,094	$100,109
U.S. Services	35,136	29,905	67,743	60,871
Tubular Sales	14,061	16,141	29,281	33,086
Blackhawk	23,527	18,114	42,536	34,324
Total	$132,085	$117,659	$247,654	$228,390

Segment Adjusted EBITDA (1):
International Services	$13,458	$9,022	$16,046	$14,308
U.S. Services	(6,379)	(9,238)	(15,680)	(16,453)
Tubular Sales	170	815	2,358	3,069
Blackhawk	3,704	2,965	6,070	4,176
	$10,953	$3,564	$8,794	$5,100

(1)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. (For a reconciliation of our Adjusted EBITDA, see "Adjusted EBITDA and Adjusted EBITDA Margin").

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

International Services

Revenue for the International Services segment was $59.4 million for the three months ended June 30, 2018, an increase of $5.9 million, or 11.0%, compared to the same period in 2017, primarily due to activity improvements in offshore Western Hemisphere, Asia Pacific, Latin America and the Middle East, which was partially offset by lower activity levels in Africa and decreased work scope in the North Sea.

Adjusted EBITDA for the International Services segment was $13.5 million for the three months ended June 30, 2018, an increase of $4.4 million, or 49.2%, compared to the same period in 2017, primarily due to efficiency gains with higher revenues in offshore Western Hemisphere and activity improvements in Asia Pacific, Latin America and the Middle East, partially offset by decreased work scope in the North Sea.

U.S. Services

Revenue for the U.S. Services segment was $35.1 million for the three months ended June 30, 2018, an increase of $5.2 million for the three months ended June 30, 2018, or 17.5%, compared to the same period in 2017. Onshore services revenue increased by $4.3 million as a result of improved activity from increased rig counts. The offshore business saw an increase in revenue of $0.9 million as a result of increased service activity in the Gulf of Mexico.

Adjusted EBITDA for the U.S. Services segment was a loss of $6.4 million for the three months ended June 30, 2018, an improvement of $2.9 million, or 30.9%, compared to the same period in 2017, primarily due to an increase in onshore services activity, partially offset by lower pricing for our offshore services.

Tubular Sales

Revenue for the Tubular Sales segment was $14.1 million for the three months ended June 30, 2018, a decrease of $2.1 million, or 12.9%, compared to the same period in 2017, primarily as a result of rig schedule changes with key customers in the Gulf of Mexico.

Adjusted EBITDA for the Tubular Sales segment was $0.2 million for the three months ended June 30, 2018, a decrease of $0.6 million, or 79.1%, compared to the same period in 2017, primarily due to lower sales activity, partially offset by improved margin.

Blackhawk

Revenue for the Blackhawk Segment was $23.5 million for the three months ended June 30, 2018, an increase of $5.4 million, or 29.9%, compared to the same period in 2017, driven by strong activity in the U.S. onshore market, increased market share and new product offerings in the Gulf of Mexico and growth in international markets.

Adjusted EBITDA for the Blackhawk segment was $3.7 million for the three months ended June 30, 2018, an increase of $0.7 million, or 24.9%, compared to the same period in 2017, primarily due to improved operational results, partially offset by higher corporate overhead expense.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

International Services

Revenue for the International Services segment was $108.1 million for the six months ended June 30, 2018, an increase of $8.0 million, or 8.0%, compared to the same period in 2017, primarily due to activity improvements in offshore Western Hemisphere, Asia Pacific and the Middle East, which was partially offset by lower activity levels in Africa and Latin America and decreased work scope in the North Sea.

Adjusted EBITDA for the International Services segment was $16.0 million for the six months ended June 30, 2018, an increase of $1.7 million, or 12.1%, compared to the same period in 2017, primarily due to efficiency gains with higher revenues and upsell work in offshore Western Hemisphere, partially offset by decreased work scope in the North Sea and start-up costs on new projects in Latin America.

U.S. Services

Revenue for the U.S. Services segment was $67.7 million for the six months ended June 30, 2018, an increase of $6.9 million, or 11.3%, compared to the same period in 2017. Onshore services revenue increased by $9.0 million as a result of improved activity from increased rig counts. The offshore business saw a decrease in revenue of $2.1 million as a result of decreased activity levels in the Gulf of Mexico.

Adjusted EBITDA for the U.S. Services segment was a loss of $15.7 million for the six months ended June 30, 2018, a favorable change of $0.8 million, or 4.7%, compared to the same period in 2017, primarily due to an increase in onshore services activity, partially offset by lower demand for our offshore services.

Tubular Sales

Revenue for the Tubular Sales segment was $29.3 million for the six months ended June 30, 2018, a decrease of $3.8 million, or 11.5%, compared to the same period in 2017, primarily as a result of rig schedule changes with key customers and lower activity in the Gulf of Mexico.

Adjusted EBITDA for the Tubular Sales segment was $2.4 million for the six months ended June 30, 2018, a decrease of $0.7 million, or 23.2%, compared to the same period in 2017, primarily due to lower sales activity, partially offset by improved margin.

Blackhawk

Revenue for the Blackhawk Segment was $42.5 million for the six months ended June 30, 2018, an increase of $8.2 million, or 23.9%, compared to the same period in 2017, driven by strong activity in the U.S. onshore market, increased market share and new product offerings in the Gulf of Mexico and growth in international markets.

Adjusted EBITDA for the Blackhawk segment was $6.1 million for the six months ended June 30, 2018, an increase of $1.9 million, or 45.4%, compared to the same period in 2017, primarily due to improved operational results, partially offset by higher corporate overhead expense.

Liquidity and Capital Resources

Liquidity

At June 30, 2018, we had cash and cash equivalents and short-term investments of $245.2 million and debt of $1.8 million. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditures are estimated at $40.0 million for 2018. We expect to spend approximately $32.0 million for the purchase and manufacture of equipment and $8.0 million for other property, plant and equipment, inclusive of the purchase or construction of facilities. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During the six months ended June 30, 2018 and 2017, cash expenditures related to property, plant and equipment and intangibles were $11.3 million and $15.2 million, respectively, all of which were funded from internally generated funds. We believe our cash on hand should be sufficient to fund our capital expenditure and liquidity requirements for the remainder of 2018.

Credit Facility

We have a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matures in August 2018 (the “Credit Facility”). Subject to the terms of the Credit Facility, we have the ability to increase the commitments to $150.0 million. At June 30, 2018 and December 31, 2017, we had $2.3 million and $2.8 million, respectively, in letters of credit outstanding and no outstanding borrowings under the Credit Facility. As of June 30, 2018, our ability to borrow under the Credit Facility has been reduced to approximately $23.5 million as a result of our decreased Adjusted EBITDA.

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

The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain: (i) a ratio of total consolidated funded debt to adjusted EBITDA (as defined in the Credit Agreement) of not more than 2.5 to 1.0 and (ii) a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. As of June 30, 2018, we were in compliance with the covenants included in the Credit Agreement.

In addition, the Credit Facility contains customary events of default, including, among others, the failure to make required payments, failure to comply with certain covenants or other agreements, breach of the representations and covenants contained in the agreements, default of certain other indebtedness, certain events of bankruptcy or insolvency and the occurrence of a change in control.

We are currently negotiating a new credit facility which we expect it to be in place on or around the expiration of the existing Credit Facility in August 2018.

Citibank Credit Facility

In 2016, we entered into a three-year credit facility with Citibank N.A., UAE Branch in the amount of $6.0 million for issuance of standby letters of credit and guarantees. The credit facility also allows for open ended guarantees. Outstanding amounts under the credit facility bear interest of 1.25% per annum for amounts outstanding up to one year. Amounts outstanding more than one year bear interest at 1.5% per annum. As of June 30, 2018 and December 31, 2017, we had $4.9 million and $2.6 million, respectively, in letters of credit outstanding.

Insurance Notes Payable

In 2017, we entered into three notes to finance our annual insurance premiums totaling $5.1 million. The notes bear interest at an annual rate of 2.9% with a final maturity date in October 2018. At June 30, 2018 and December 31, 2017, the total outstanding balance was $1.8 million and $4.7 million, respectively.

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

Cash Flows from Operating, Investing and Financing Activities

Cash flows from our operations, investing and financing activities are summarized below (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Operating activities	$(37,862)	$(7,467)
Investing activities	5,157	(1,659)
Financing activities	(3,624)	(34,563)
	(36,329)	(43,689)
Effect of exchange rate changes on cash	2,078	(887)
Net decrease in cash and cash equivalents	$(34,251)	$(44,576)

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

Operating Activities

Cash flow used in operating activities was $37.9 million for the six months ended June 30, 2018 compared to cash flow used in operating activities of $7.5 million for the same period in 2017. The increase in cash flow used by operating activities of $30.4 million was primarily due to unfavorable working capital changes.

Investing Activities

Cash flow provided by investing activities was $5.2 million for the six months ended June 30, 2018 compared to cash flow used in investing activities of $1.7 million in the same period in 2017. The increase of $6.8 million was primarily related to lower purchases of property, plant and equipment and intangibles of $4.0 million and a net increase in investments of $3.3 million.

Financing Activities

Cash flow used in financing activities was $3.6 million for the six months ended June 30, 2018 compared to $34.6 million in the same period in 2017. The decrease in cash flow used in financing activities of $30.9 million was primarily due to lower dividend payments on common stock of $33.4 million, partially offset by an increase in repayments on borrowings of $2.8 million.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements with the exception of operating leases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report. Except for the change below, our exposure to market risk has not changed materially since December 31, 2017.

Based on the derivative contracts that were in place as of June 30, 2018, a simultaneous 10% weakening of the U.S. dollar as compared to the Canadian dollar, Euro, Norwegian krone, and Pound sterling would result in a $3.0 million decrease in the market value of our forward contracts. Please see Item 1. Financial Statements—Note 10—Derivatives for additional information regarding our foreign currency derivative contracts outstanding in U.S. dollars as of June 30, 2018.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of June 30, 2018 and December 31, 2017. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows. Please see Note 14 - Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit Number	Description
3.1
Deed of Amendment to Articles of Association of Frank's International N.V., dated May 19, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 25, 2017).

†10.1
Indemnification Agreement dated May 8, 2018, by and between Frank's International N.V. and Darren C. Miles (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 8, 2018).

*†10.2	Indemnification Agreement dated June 13, 2018, by and between Frank's International N.V. and Steven Russell.
*†10.3	Indemnification Agreement dated June 18, 2018, by and between Frank's International N.V. and Nigel Lakey.
*†10.4	Indemnification Agreement dated June 25, 2018, by and between Frank's International N.V. and John Symington.
*†10.5	Separation Agreement, dated as of June 12, 2018 and effective as of September 30, 2018, by and among Alejandro Cestero, Frank’s International, LLC and Frank’s International N.V.
*†10.6	Transition and Separation Agreement, dated as of June 12, 2018 and effective as of December 31, 2018, by and among Burney J. Latiolais, Jr., Frank’s International, LLC and Frank’s International N.V.
*†10.7	Employment Assignment Letter for Steven Russell dated June 1, 2018 and effective as of June 13, 2018.
*†10.8	Employment Offer Letter for Nigel Lakey dated May 25, 2018 and effective as of June 18, 2018.
*†10.9	Employment Agreement, dated June 19, 2013, between Blackhawk Specialty Tools, LLC and Scott McCurdy.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANK'S INTERNATIONAL N.V.

Date: August 8, 2018	By:	/s/ Kyle McClure
Kyle McClure
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)