Form 10-Q
period 2018-09-30
FRANK'S INTERNATIONAL N.V.
filed 2018-11-06
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
OR
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

Registrant’s telephone number, including area code: +31 (0)22 367 0000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of October 31, 2018, there were 224,242,222 shares of common stock, €0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2018	2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$166,127	$213,015
Short-term investments	80,438	81,021
Accounts receivables, net	163,020	127,210
Inventories, net	70,925	76,420
Assets held for sale	12,048	3,792
Other current assets	8,271	10,437
Total current assets	500,829	511,895

Property, plant and equipment, net	398,695	469,646
Goodwill	211,040	211,040
Intangible assets, net	26,838	33,895
Other assets	35,000	35,293
Total assets	$1,172,402	$1,261,769

Liabilities and Equity
Current liabilities:
Short-term debt	$432	$4,721
Accounts payable and accrued liabilities	94,484	108,885
Deferred revenue	125	4,703
Total current liabilities	95,041	118,309

Deferred tax liabilities	223	229
Other non-current liabilities	27,955	27,330
Total liabilities	123,219	145,868

Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock, €0.01 par value, 798,096,000 shares authorized, 225,397,828 and 224,228,071 shares issued and 224,228,269 and 223,289,389 shares outstanding	2,828	2,814
Additional paid-in capital	1,060,350	1,050,873
Retained earnings	32,758	106,923
Accumulated other comprehensive loss	(31,515)	(30,972)
Treasury stock (at cost), 1,169,559 and 938,682 shares	(15,238)	(13,737)
Total stockholders' equity	1,049,183	1,115,901
Total liabilities and equity	$1,172,402	$1,261,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Services	$103,911	$92,547	$301,005	$272,402
Products	25,075	15,536	75,635	64,071
Total revenue	128,986	108,083	376,640	336,473

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Services	65,726	55,501	193,951	162,501
Products	19,421	16,230	58,474	61,526
General and administrative expenses	37,526	39,963	116,608	125,107
Depreciation and amortization	26,998	30,650	84,160	92,700
Severance and other charges (credits), net	(4,852)	1,648	(2,483)	2,386
Gain on disposal of assets	(2,242)	(829)	(1,790)	(2,091)
Operating loss	(13,591)	(35,080)	(72,280)	(105,656)

Other income (expense):
Tax receivable agreement (“TRA”) related adjustments	(1,170)	122,515	(5,282)	122,515
Other income (expense), net	314	(384)	1,907	348
Interest income, net	866	1,019	2,419	2,170
Mergers and acquisition expense	—	—	(58)	(459)
Foreign currency gain (loss)	(879)	1,839	(3,442)	3,184
Total other income (expense)	(869)	124,989	(4,456)	127,758

Income (loss) before income taxes	(14,460)	89,909	(76,736)	22,102
Income tax expense (benefit)	(7,461)	87,613	(1,901)	72,419
Net income (loss)	$(6,999)	$2,296	$(74,835)	$(50,317)

Dividends per common share	$—	$0.075	$—	$0.225

Income (loss) per common share:
Basic	$(0.03)	$0.01	$(0.33)	$(0.23)
Diluted	$(0.03)	$0.01	$(0.33)	$(0.23)

Weighted average common shares outstanding:
Basic	224,182	223,056	223,912	222,847
Diluted	224,182	223,581	223,912	222,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income (loss)	$(6,999)	$2,296	$(74,835)	$(50,317)
Other comprehensive income (loss):
Foreign currency translation adjustments	95	1,488	(653)	2,809
Marketable securities:
Unrealized gain (loss) on marketable securities	28	(101)	110	(105)
Reclassification to net income	—	—	—	(395)
Deferred tax asset / liability change	—	—	—	158
Unrealized gain (loss) on marketable securities, net of tax	28	(101)	110	(342)
Total other comprehensive income (loss)	123	1,387	(543)	2,467
Comprehensive income (loss)	$(6,876)	$3,683	$(75,378)	$(47,850)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2017
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Equity
Balances at December 31, 2016	222,401	$2,802	$1,036,786	$317,270	$(32,977)	$(12,562)	$1,311,319
Net loss	—	—	—	(50,317)	—	—	(50,317)
Foreign currency translation adjustments	—	—	—	—	2,809	—	2,809
Change in marketable securities	—	—	—	—	(342)	—	(342)
Equity-based compensation expense	—	—	11,458	—	—	—	11,458
Common stock dividends ($0.225 per share)	—	—	—	(50,424)	—	—	(50,424)
Common shares issued upon vesting of share-based awards	694	7	(7)	—	—	—	—
Common shares issued for employee stock purchase plan (“ESPP”)	50	1	511	—	—	—	512
Treasury shares issued upon vesting of share-based awards	4	—	(84)	—	—	66	(18)
Treasury shares issued for ESPP	106	—	(166)	(736)	—	1,642	740
Treasury shares withheld	(193)	—	—	—	—	(2,254)	(2,254)
Balances at September 30, 2017	223,062	$2,810	$1,048,498	$215,793	$(30,510)	$(13,108)	$1,223,483

	Nine Months Ended September 30, 2018
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Equity
Balances at December 31, 2017	223,289	$2,814	$1,050,873	$106,923	$(30,972)	$(13,737)	$1,115,901
Cumulative effect of accounting change	—	—	—	670	—	—	670
Net loss	—	—	—	(74,835)	—	—	(74,835)
Foreign currency translation adjustments	—	—	—	—	(653)	—	(653)
Change in marketable securities	—	—	—	—	110	—	110
Equity-based compensation expense	—	—	8,176	—	—	—	8,176
Common shares issued upon vesting of share-based awards	938	11	(11)	—	—	—	—
Common shares issued for ESPP	232	3	1,312	—	—	—	1,315
Treasury shares withheld	(231)	—	—	—	—	(1,501)	(1,501)
Balances at September 30, 2018	224,228	$2,828	$1,060,350	$32,758	$(31,515)	$(15,238)	$1,049,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK'S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(74,835)	$(50,317)
Adjustments to reconcile net loss to cash used in operating activities
Derecognition of the TRA liability	—	(122,515)
Depreciation and amortization	84,160	92,700
Equity-based compensation expense	8,176	11,458
Amortization of deferred financing costs	—	267
Deferred tax benefit	—	12,824
Reversal of deferred tax assets associated with the TRA	—	49,775
Provision for bad debts	68	358
Gain on disposal of assets	(1,790)	(2,091)
Changes in fair value of investments	(1,295)	(2,009)
Realized loss on sale of investment	—	478
Unrealized (gain) loss on derivatives	(442)	49
Other	—	(1,187)
Changes in operating assets and liabilities
Accounts receivable	(37,252)	23,917
Inventories	(3,470)	6,146
Other current assets	2,237	7,097
Other assets	204	1,948
Accounts payable and accrued liabilities	(10,249)	8,310
Deferred revenue	(346)	(9,039)
Other non-current liabilities	(560)	(3,584)
Net cash (used in) provided by operating activities	(35,394)	24,585

Cash flows from investing activities
Purchases of property, plant and equipment and intangibles	(14,557)	(18,604)
Proceeds from sale of assets	4,419	10,690
Proceeds from sale of investments	67,934	11,499
Purchase of investments	(67,011)	(60,764)
Other	—	(64)
Net cash used in investing activities	(9,215)	(57,243)

Cash flows from financing activities
Repayments of borrowings	(4,289)	(190)
Dividends paid on common stock	—	(50,424)
Net treasury shares withheld for taxes	(1,501)	(2,272)
Proceeds from the issuance of ESPP shares	1,315	1,252
Deferred financing costs	(161)	—
Net cash used in financing activities	(4,636)	(51,634)
Effect of exchange rate changes on cash	2,357	(1,896)
Net decrease in cash and cash equivalents	(46,888)	(86,188)
Cash and cash equivalents at beginning of period	213,015	319,526
Cash and cash equivalents at end of period	$166,127	$233,338

Non-cash transactions:
Change in accounts payable and accrued liabilities related to capital expenditures	$(1,733)	$3,983
Transfers from property, plant and equipment to assets held for sale	9,322	3,792
Net transfers from inventory to property, plant and equipment	(3,253)	(2,348)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Nature of Business

Frank’s International N.V. (“FINV”), a limited liability company organized under the laws of The Netherlands, is a global provider of highly engineered tubular services, tubular fabrication and specialty well construction and well intervention solutions to the oil and gas industry. FINV provides services and products to leading exploration and production companies in both offshore and onshore environments with a focus on complex and technically demanding wells.

Basis of Presentation

The condensed consolidated financial statements of FINV for the three and nine months ended September 30, 2018 and 2017 include the activities of Frank's International C.V. (“FICV”), Blackhawk Group Holdings, LLC (“Blackhawk”) and their wholly owned subsidiaries (collectively, the “Company,” “we,” “us” or “our”). All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

Our accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. The consolidated balance sheet at December 31, 2017 is derived from audited financial statements. However, certain information and footnote disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2017, which are included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2018 (“Annual Report”). In the opinion of management, these condensed consolidated financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments that were necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year.

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
Our financial statements for the three and nine months ended September 30, 2017 have been revised to decrease “cost of revenues, services” and increase “cost of revenues, products” by the following immaterial amounts in order to correct a misclassification associated with Blackhawk product costs. While the revisions do impact two financial statement line items, the revisions had no impact on our net income (loss), working capital, cash flows or total equity previously reported (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Cost of revenues, exclusive of depreciation and amortization
Services, as previously reported	$60,981	$178,865
Blackhawk adjustment	(5,480)	(16,364)
Services, as revised	$55,501	$162,501

Products, as previously reported	$10,750	$45,162
Blackhawk adjustment	5,480	16,364
Products, as revised	$16,230	$61,526

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During 2018, the Company’s chief operating decision maker (“CODM”) changed the methodology used to allocate bonus and medical claims expenses among segments. Previously, all U.S. bonus and medical claims expenses were absorbed by our U.S. Services segment. Beginning in the first quarter of 2018 for bonus expenses and the second quarter of 2018 for medical claims expenses, a portion of these expenses attributable to Blackhawk employees were allocated to the Blackhawk segment. The change in the allocation of all U.S. bonus and medical claims expenses had no impact on our consolidated operating income (loss), net income (loss), adjusted EBITDA, working capital, cash flows or total equity previously reported. However, segment operating income (loss) and segment adjusted EBITDA for the Blackhawk and U.S. Services segments were impacted. The Blackhawk segment for the three and nine months ended September 30, 2018 was charged $1.6 million and $3.2 million, respectively, for bonus and medical claims expenses which would have previously been charged to the U.S. Services segment.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) generally in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.

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

In February 2016, the FASB issued new accounting guidance for leases. The main objective of the accounting guidance is to increase transparency and comparability among organizations by recognizing lease assets and lease

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and the new guidance is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The new guidance requires lessees to recognize assets and liabilities arising from leases on the balance sheet and further defines a lease as a contract that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has both (1) the right to obtain substantially all of the economic benefit from the use of the asset and (2) the right to direct the use of the asset. The accounting guidance requires disclosures by both lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Further, in July 2018, the FASB amended the new lease accounting standard in an effort to reduce the burden of adoption. With the adoption of the new lease accounting standard, as amended, companies have the option of electing to apply the new lease accounting standard either on a retrospective or prospective basis. For public entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact the new accounting guidance for leases will have on our consolidated financial statements and plan to adopt the new lease accounting standard, as amended, on a prospective basis effective January 1, 2019. Additionally, we are implementing an enterprise-wide lease management system to assist in the accounting and are evaluating additional changes to our processes and internal controls to ensure we meet the standard's reporting and disclosure requirements. While we are still evaluating its impact, we anticipate that the adoption of the lease accounting standard will have an impact to the Company's consolidated balance sheets and the disclosures contained in the notes of its consolidated financial statements. At the present time, we do not anticipate any changes to either the statement of operations or statement of cash flows from the adoption of the new lease accounting standard.

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

We adopted the new revenue standard effective January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Our adjustment related solely to revenues from certain product sales with bill-and-hold arrangements in our Tubular Sales segment. The comparative information has not been restated and continues to be reported under the accounting standards which were in effect for those periods. The impact to revenue of applying the new revenue recognition standard for the three and nine months ended September 30, 2018 was immaterial. We expect the impact of the adoption of the new standard to be immaterial to our financial results on an ongoing basis.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Accounts Receivable, net

Accounts receivable at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Trade accounts receivable, net of allowance of $3,915 and $4,777, respectively	$98,997	$83,482
Unbilled revenue	49,700	25,670
Taxes receivable	9,423	11,305
Affiliated (1)	549	716
Other receivables	4,351	6,037
Total accounts receivable, net	$163,020	$127,210

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates.

Note 4—Inventories, net

Inventories at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Pipe and connectors, net of allowance of $20,911 and $20,064, respectively	$24,023	$33,620
Finished goods, net of allowance of $1,463 and $1,520, respectively	18,142	14,541
Work in progress	8,071	9,206
Raw materials, components and supplies	20,689	19,053
Total inventories, net	$70,925	$76,420

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Property, Plant and Equipment

The following is a summary of property, plant and equipment at September 30, 2018 and December 31, 2017 (in thousands):

	Estimated Useful Lives in Years	September 30, 2018	December 31, 2017
Land	—	$14,827	$15,314
Land improvements (1)	8-15	15,082	14,594
Buildings and improvements (1)	39	104,077	119,380
Rental machinery and equipment	7	895,083	898,146
Machinery and equipment - other	7	61,531	55,049
Furniture, fixtures and computers	5	24,718	27,259
Automobiles and other vehicles	5	29,533	29,971
Leasehold improvements (1)	7-15, or lease term if shorter	11,823	10,030
Construction in progress - machinery and equipment and land improvements (1)	—	65,277	61,836
		1,221,951	1,231,579
Less: Accumulated depreciation		(823,256)	(761,933)
Total property, plant and equipment, net		$398,695	$469,646

(1)	See Note 16—Subsequent Events for additional information.

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

During the second quarter of 2018, additional buildings with a net book value of $4.5 million met the criteria to be classified as held for sale and were reclassified from property, plant and equipment to assets held for sale on our condensed consolidated balance sheet.

During the third quarter of 2018, we sold a building classified as held for sale with a net book value of $0.3 million for $2.6 million. In addition, a building with a net book value of $5.0 million met the criteria to be classified as held for sale and was reclassified from property, plant and equipment to assets held for sale on our condensed consolidated balance sheet.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the depreciation and amortization expense associated with each line item for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Services	$22,584	$25,663	$70,465	$78,558
Products	1,051	1,278	3,319	3,838
General and administrative expenses	3,363	3,709	10,376	10,304
Total	$26,998	$30,650	$84,160	$92,700

Note 6—Other Assets

Other assets at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Cash surrender value of life insurance policies (1)	$31,306	$30,351
Deposits	2,619	2,564
Other	1,075	2,378
Total other assets	$35,000	$35,293

(1)	See Note 9—Fair Value Measurements for additional information.

Note 7—Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accounts payable	$17,064	$33,912
Accrued compensation	28,557	25,510
Accrued property and other taxes	13,685	16,908
Accrued severance and other charges	704	1,444
Income taxes	41	8,091
Accrued purchase orders and other	34,433	23,020
Total accounts payable and accrued liabilities	$94,484	$108,885

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Debt

At both September 30, 2018 and December 31, 2017, we had $2.8 million in letters of credit outstanding.

Credit Facility

We had a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matured in August 2018.

During the fourth quarter of 2018, we entered into a new credit facility. Please see Note 16—Subsequent Events for further discussion.

Citibank Credit Facility

In 2016, we entered into a three-year credit facility with Citibank N.A., UAE Branch in the amount of $6.0 million for the issuance of standby letters of credit and guarantees. The credit facility also allows for open ended guarantees. Outstanding amounts under the credit facility bear interest of 1.25% per annum for amounts outstanding up to one year. Amounts outstanding more than one year bear interest at 1.5% per annum. As of September 30, 2018 and December 31, 2017, we had $2.3 million and $2.6 million, respectively, in letters of credit outstanding.

Insurance Notes Payable

In 2017, we entered into three notes to finance our annual insurance premiums totaling $5.1 million. The notes bear interest at an annual rate of 2.9% with a final maturity date in October 2018. At September 30, 2018 and December 31, 2017, the total outstanding balance was $0.4 million and $4.7 million, respectively.

Note 9—Fair Value Measurements

We follow fair value measurement authoritative accounting guidance for measuring fair values of assets and liabilities in financial statements. We have consistently used the same valuation techniques for all periods presented. Please see Note 10—Fair Value Measurements in our Annual Report for further discussion.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2018 and December 31, 2017, were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2018
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$31,306	$—	$31,306
Marketable securities - other	54	—	—	54
Liabilities:
Derivative financial instruments	—	45	—	45
Deferred compensation plan	—	25,970	—	25,970

December 31, 2017
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$30,351	$—	$30,351
Marketable securities - other	113	—	—	113
Liabilities:
Derivative financial instruments	—	487	—	487
Deferred compensation plan	—	26,797	—	26,797

Our derivative financial instruments consist of short-duration foreign currency forward contracts. The fair value of our derivative financial instruments is based on quoted market values including foreign exchange forward rates and interest rates. The fair value is computed by discounting the projected future cash flow amounts to present value. Derivative financial instruments are included in our condensed consolidated balance sheets in accounts payable and accrued liabilities at both September 30, 2018 and December 31, 2017.

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

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We apply the provisions of the fair value measurement standard to our non-recurring, non-financial measurements including business combinations and assets identified as held for sale, as well as impairment related to goodwill and other long-lived assets.

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

Note 10—Derivatives

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

As of September 30, 2018 and December 31, 2017, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

	September 30, 2018
Derivative Contracts	Notional Amount	Contractual Exchange Rate	Settlement Date
Canadian dollar	$4,307	1.3003	12/17/2018
Euro	5,046	1.1734	12/17/2018
Norwegian krone	6,207	8.2171	12/17/2018
Pound sterling	13,136	1.3136	12/17/2018

	December 31, 2017
Derivative Contracts	Notional Amount	Contractual Exchange Rate	Settlement Date
Canadian dollar	$6,226	1.2850	3/15/2018
Euro	5,326	1.1836	3/15/2018
Norwegian krone	6,212	8.3704	3/15/2018
Pound sterling	6,039	1.3419	3/15/2018

The following table summarizes the location and fair value amounts of all derivative contracts in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 (in thousands):

Derivatives not Designated as Hedging Instruments	Consolidated Balance Sheet Location	September 30, 2018	December 31, 2017
Foreign currency contracts	Accounts payable and accrued liabilities	$(45)	$(487)

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location and amounts of the realized and unrealized gains and losses on derivative contracts in the condensed consolidated statements of operations (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative Contracts	2018	2017	2018	2017
Unrealized gain (loss) on foreign currency contracts	Other income (expense), net	$(323)	$681	$442	$(49)
Realized gain (loss) on foreign currency contracts	Other income (expense), net	447	(1,794)	572	(2,346)
Total net gain (loss) on foreign currency contracts		$124	$(1,113)	$1,014	$(2,395)

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

The following table presents the gross and net fair values of our derivatives at September 30, 2018 and December 31, 2017 (in thousands):

	Derivative Asset Positions		Derivative Liability Positions
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Gross position - asset / (liability)	$64	$—	$(109)	$(487)
Netting adjustment	(64)	—	64	—
Net position - asset / (liability)	$—	$—	$(45)	$(487)

Note 11—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease facilities from these affiliated companies. Rent expense associated with our related party leases was $1.1 million and $1.8 million for the three months ended September 30, 2018 and 2017, respectively, and $5.0 million and $5.3 million for the nine months ended September 30, 2018 and 2017, respectively. Please see Note 16—Subsequent Events for further discussion on our related party leases.

We were a party to certain agreements relating to the rental of aircraft to Western Airways (“WA”), an entity owned by the Mosing family. The WA agreements reflected both dry lease and wet lease rentals, whereby we were charged a flat monthly fee primarily for crew, hangar, maintenance and administration costs in addition to other variable costs for fuel and maintenance. We also earned charter income from third party usage through a revenue sharing agreement. We recorded $0.4 million and $1.0 million of net charter expense for the three and nine months ended September 30, 2017, respectively. In March 2017, we sold a fully depreciated aircraft for a total sales price of $1.3 million and recorded a gain on sale of $1.3 million. In August 2017, we sold an additional aircraft for a net sales price of $4.9 million and recorded an immaterial loss. The rental agreements were terminated with WA effective December 29, 2017, upon the sale of our last aircraft.

Tax Receivable Agreement

Mosing Holdings and its permitted transferees converted all their Preferred Stock into shares of our common stock on a one-for-one basis on August 26, 2016, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, by delivery of an equivalent portion of their interests in

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The TRA that we entered into with FICV and Mosing Holdings in connection with our initial public offering (“IPO”) generally provides for the payment by FINV of 85% of the amount of the actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax (which reductions we refer to as “cash savings”) in periods after our IPO as a result of (i) the tax basis increases resulting from the Conversion and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. In addition, the TRA provides for payment by us of interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. The payments under the TRA will not be conditioned upon a holder of rights under the TRA having a continued ownership interest in either FICV or FINV. We will retain the remaining 15% of cash savings, if any.

The estimation of the liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As of September 30, 2018, FINV has a cumulative loss over the prior 36-month period. Based on this history of losses, as well as uncertainty regarding the timing and amount of future taxable income, we are unable to conclude that there will be future cash savings that will lead to additional payouts under the TRA beyond the estimated $7.4 million as of September 30, 2018. Additional TRA liability may be recognized in the future based on changes in expectations regarding the timing and likelihood of future cash savings.

The payment obligations under the TRA are our obligations and are not obligations of FICV. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless FINV elects to exercise its sole right to terminate the TRA early. If FINV elects to terminate the TRA early, which it may do so in its sole discretion, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that Mosing Holdings or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on September 30, 2018, the estimated termination payment would be approximately $55.7 million (calculated using a discount rate of 6.13%). The foregoing number is merely an estimate and the actual payment could differ materially.

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

Note 12—Income (Loss) Per Common Share

Basic income (loss) per common share is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is determined by dividing net income

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(loss) by the weighted average number of common shares outstanding, assuming all potentially dilutive shares were issued. We apply the treasury stock method to determine the dilutive weighted average common shares represented by the unvested restricted stock units and ESPP shares.

The following table summarizes the basic and diluted income (loss) per share calculations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator
Net income (loss)	$(6,999)	$2,296	$(74,835)	$(50,317)
Denominator
Basic weighted average common shares	224,182	223,056	223,912	222,847
Restricted stock units (1)	—	525	—	—
Diluted weighted average common shares (1)	224,182	223,581	223,912	222,847
Income (loss) per common share:
Basic	$(0.03)	$0.01	$(0.33)	$(0.23)
Diluted	$(0.03)	$0.01	$(0.33)	$(0.23)

(1)	Approximate number of unvested restricted stock units and stock to be issued pursuant to the ESPP that have been excluded from the computation of diluted income (loss) per share as the effect would be anti-dilutive when results from operations are at a net loss position.	1,075	—	779	624

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

Our effective tax rate was 51.6% and 97.4% for the three months ended September 30, 2018 and 2017, respectively, and 2.5% and 327.7% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in tax rates as compared to the same periods last year is primarily due to recording valuation allowances against deferred tax assets related to the U.S. and certain foreign jurisdictions. In both periods we recorded valuation allowances against the net deferred tax assets accrued in that period. However, for the three months ended September 30, 2017 we also recorded valuation allowances against the net deferred tax assets that had been accrued for all periods prior to 2017. The recording of valuation allowances against the accumulated pre-2017 balances resulted in significantly higher tax expense in 2017.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2018, there were no significant changes to our unrecognized tax benefits as reported in our audited financial statements for the year ended December 31, 2017.

Note 14—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of September 30, 2018 and December 31, 2017. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

We are conducting an internal investigation of the operations of certain of our foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), our policies and other applicable laws. In June 2016, we voluntarily disclosed the existence of our extensive internal review to the SEC, the U.S. Department of Justice (“DOJ”) and other governmental entities. It is our intent to continue to fully cooperate with these agencies and any other applicable authorities in connection with any further investigation that may be conducted in connection with this matter. While our review has not indicated that there has been any material impact on our previously filed financial statements, we have continued to collect information and cooperate with the authorities, but at this time are unable to predict the ultimate resolution of these matters with these agencies.

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

Note 15—Segment Information

Reporting Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company's CODM in deciding how to allocate resources and assess performance. We are comprised of four reportable segments: International Services, U.S. Services, Tubular Sales and Blackhawk.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Tubular Sales segment designs, manufactures and distributes large outside diameter (“OD”) pipe, connectors and casing attachments and sells large OD pipe originally manufactured by various pipe mills. We also provide specialized fabrication and welding services in support of offshore projects, including drilling and production risers, flowlines and pipeline end terminations, as well as long length tubulars (up to 300 feet in length) for use as caissons or pilings. This segment also designs and manufactures proprietary equipment for use in our International and U.S. Services segments.

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

Revenues

We disaggregate our revenue from contracts with customers by geography for each of our segments, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables presents our revenues disaggregated by geography based on the location where our services were provided and products sold (in thousands):

	Three Months Ended September 30, 2018
	International Services	U.S. Services	Tubular Sales	Blackhawk	Consolidated
United States	$—	$38,292	$12,835	$19,096	$70,223
International	53,891	—	36	4,836	58,763
Total Revenues	$53,891	$38,292	$12,871	$23,932	$128,986

	Three Months Ended September 30, 2017
	International Services	U.S. Services	Tubular Sales	Blackhawk	Consolidated
United States	$—	$29,065	$7,209	$17,432	$53,706
International	53,742	—	492	143	54,377
Total Revenues	$53,742	$29,065	$7,701	$17,575	$108,083

	Nine Months Ended September 30, 2018
	International Services	U.S. Services	Tubular Sales	Blackhawk	Consolidated
United States	$—	$106,035	$41,939	$54,568	$202,542
International	161,985	—	213	11,900	174,098
Total Revenues	$161,985	$106,035	$42,152	$66,468	$376,640

	Nine Months Ended September 30, 2017
	International Services	U.S. Services	Tubular Sales	Blackhawk	Consolidated
United States	$—	$89,936	$39,543	$51,374	$180,853
International	153,851	—	1,244	525	155,620
Total Revenues	$153,851	$89,936	$40,787	$51,899	$336,473

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue by geographic area was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
United States	$70,223	$53,706	$202,542	$180,853
Europe/Middle East/Africa	31,972	37,381	96,665	102,586
Latin America	11,984	6,897	32,441	25,957
Asia Pacific	7,026	5,302	20,689	14,791
Other countries	7,781	4,797	24,303	12,286
Total Revenues	$128,986	$108,083	$376,640	$336,473

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of Segment Adjusted EBITDA to net income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Segment Adjusted EBITDA:
International Services	$7,848	$11,151	$23,894	$25,459
U.S. Services (1)	(846)	(11,322)	(16,526)	(27,775)
Tubular Sales	286	(1,333)	2,644	1,736
Blackhawk	4,328	3,477	10,398	7,653
	11,616	1,973	20,410	7,073
Interest income, net	866	1,019	2,419	2,170
Depreciation and amortization	(26,998)	(30,650)	(84,160)	(92,700)
Income tax (expense) benefit	7,461	(87,613)	1,901	(72,419)
Gain on disposal of assets	2,242	829	1,790	2,091
Foreign currency gain (loss)	(879)	1,839	(3,442)	3,184
TRA related adjustments	(1,170)	122,515	(5,282)	122,515
Charges and credits (2)	(137)	(7,616)	(8,471)	(22,231)
Net income (loss)	$(6,999)	$2,296	$(74,835)	$(50,317)

(1)	Includes all corporate general and administrative expenses.

(2)
Comprised of Equity-based compensation expense (for the three months ended September 30, 2018 and 2017: $3,008 and $2,342, respectively, and for the nine months ended September 30, 2018 and 2017: $8,176 and $11,458, respectively), Mergers and acquisition expense (for the three months ended September 30, 2018 and 2017: none and none, respectively, and for the nine months ended September 30, 2018 and 2017: $58 and $459, respectively), Severance and other (charges) credits, net (for the three months ended September 30, 2018 and 2017: $4,852 and $(1,648), respectively, and for the nine months ended September 30, 2018 and 2017: $2,483 and $(2,386), respectively), Unrealized and realized gains (losses) (for the three months ended September 30, 2018 and 2017: $360 and $(1,123), respectively, and for the nine months ended September 30, 2018 and 2017: $1,521 and $(2,819), respectively) and Investigation-related matters (for the three months ended September 30, 2018 and 2017: $2,341 and $2,503, respectively, and for the nine months ended September 30, 2018 and 2017: $4,241 and $5,109, respectively).

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information with respect to our reportable segments (in thousands):

	International Services	U.S. Services	Tubular Sales	Blackhawk	Eliminations	Total
Three Months Ended September 30, 2018
Revenue from external customers	$53,891	$38,292	$12,871	$23,932	$—	$128,986
Inter-segment revenue	(44)	4,694	92	2,036	(6,778)	—
Operating income (loss)	1,423	(14,482)	(493)	(39)	—	(13,591)
Adjusted EBITDA	7,848	(846)	286	4,328	—	*

Three Months Ended September 30, 2017
Revenue from external customers	$53,742	$29,065	$7,701	$17,575	$—	$108,083
Inter-segment revenue	3	4,062	3,111	33	(7,209)	—
Operating loss	(2,647)	(25,453)	(3,967)	(3,013)	—	(35,080)
Adjusted EBITDA	11,151	(11,322)	(1,333)	3,477	—	*

Nine Months Ended September 30, 2018
Revenue from external customers	$161,985	$106,035	$42,152	$66,468	$—	$376,640
Inter-segment revenue	(123)	13,549	285	2,590	(16,301)	—
Operating loss	(12,350)	(56,382)	(57)	(3,491)	—	(72,280)
Adjusted EBITDA	23,894	(16,526)	2,644	10,398	—	*

Nine Months Ended September 30, 2017
Revenue from external customers	$153,851	$89,936	$40,787	$51,899	$—	$336,473
Inter-segment revenue	18	12,890	10,350	105	(23,363)	—
Operating loss	(19,140)	(73,092)	(782)	(12,642)	—	(105,656)
Adjusted EBITDA	25,459	(27,775)	1,736	7,653	—	*

* Non-GAAP financial measure not disclosed.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Subsequent Events

New Asset Based Revolving Credit Facility

On November 5, 2018, FICV, Frank's International, LLC and Blackhawk, as borrowers, and FINV, certain of FINV's subsidiaries, including FICV, Frank’s International, LLC, Blackhawk, Frank's International GP, LLC, Frank's International, LP, Frank's International LP B.V., Frank's International Partners B.V., Frank's International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, L.L.C., as guarantors, entered into a five-year senior secured revolving credit facility (the “New ABL Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent (the “ABL Agent”), and other financial institutions as lenders with total commitments of $100.0 million including up to $15.0 million available for letters of credit. Subject to the terms of the New ABL Credit Facility, we have the ability to increase the commitments to $200.0 million. The maximum amount that the Company may borrow under the New ABL Credit Facility is subject to a borrowing base, which is based on a percentage of certain eligible accounts receivable and eligible inventory, subject to customary reserves and other adjustments.

All obligations under the New ABL Credit Facility are fully and unconditionally guaranteed jointly and severally by FINV's subsidiaries, including FICV, Frank's International, LLC, Blackhawk, Frank's International GP, LLC, Frank's International, LP, Frank's International LP B.V., Frank's International Partners B.V., Frank's International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, L.L.C., subject to customary exceptions and exclusions. In addition, the obligations under the New ABL Credit Facility are secured by first priority liens on substantially all of the assets and property of the borrowers and guarantors, including pledges of equity interests in certain of FINV's subsidiaries, subject to certain exceptions. Borrowings under the New ABL Credit Facility bear interest at FINV's option at either (a) the Alternate Base Rate (“ABR”) (as defined therein), calculated as the greatest of (i) the rate of interest publicly quoted by the Wall Street Journal, as the “prime rate,” subject to each increase or decrease in such prime rate effective as of the date such change occurs, (ii) the federal funds effective rate that is subject to a 0.00% interest rate floor plus 0.50%, and (iii) the one-month Adjusted LIBO Rate (as defined therein) plus 1.00%, or (b) the Adjusted LIBO Rate (as defined therein), plus, in each case, an applicable margin. The applicable interest rate margin ranges from 1.00% to 1.50% per annum for ABR loans and 2.00% to 2.50% per annum for Eurodollar loans and, in each case, is based on FINV's leverage ratio. The unused portion of the New ABL Credit Facility is subject to a commitment fee that varies from 0.250% to 0.375% per annum, according to average daily unused commitments under the New ABL Credit Facility. Interest on Eurodollar loans is payable at the end of the selected interest period, but no less frequently than quarterly. Interest on ABR loans is payable monthly in arrears.

The New ABL Credit Facility contains various covenants and restrictive provisions which limit, subject to certain customary exceptions and thresholds, FINV's ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments, acquisitions, or loans and create or incur liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The New ABL Credit Facility also requires FINV to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 based on the ratio of (a) consolidated EBITDA (as defined therein) minus unfinanced capital expenditures to (b) Fixed Charges (as defined therein), when either (i) an event of default occurs under the New ABL Facility or (ii) availability under the New ABL Credit Facility falls for at least two consecutive calendar days below the greater of (A) $12.5 million and (B) 15% of the lesser of the borrowing base and aggregate commitments (a “FCCR Trigger Event”). Accounts receivable received by FINV’s U.S. subsidiaries that are parties to the New ABL Credit Facility will be deposited into deposit accounts subject to deposit control agreements in favor of the ABL Agent. After a FCCR Trigger Event, these deposit accounts would be subject to “springing” cash dominion. After a FCCR Trigger Event, the Company will be subject to compliance with the fixed charge coverage ratio and “springing” cash dominion until no default exists under the New ABL Credit Facility and availability under the facility for the preceding thirty consecutive days has been equal to at least the greater of (x) $12.5 million and (y) 15% of the lesser of the borrowing base and the aggregate commitments. If FINV fails to perform its obligations under the agreement that results in an event of default, the commitments under the New ABL Credit Facility could be terminated and any outstanding borrowings under the New ABL Credit Facility may be declared immediately due and payable. The New ABL Credit Facility also contains cross default provisions that apply to FINV's other indebtedness.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of November 6, 2018, FINV had no borrowings outstanding under the New ABL Credit Facility, no letters of credit outstanding under the New ABL Credit Facility and availability of $44.7 million.

Related Party Leases

On November 2, 2018, Frank’s International, LLC entered into a purchase agreement with Mosing Ventures, LLC, Mosing Land & Cattle Company, LLC, Mosing Queens Row Properties, LLC, and 4-M Investments, each of which are companies related to us by common ownership (the “Mosing Companies”). Under the purchase agreement we will acquire real property that we currently lease from the Mosing Companies, and two additional properties located adjacent to those properties. The total purchase price is $36.0 million. Following the execution date, we will have 30 days to identify title defects, and if title defects we identify are not cured, we may terminate the agreement. The properties will be conveyed as-is, except that until 10 years following the Closing Date, the parties will continue to have certain rights and obligations under the terms of the agreements by which some of the purchased properties were acquired by the Mosing Companies at the time of our initial public offering. We expect the purchase to close by the end of 2018.

We have made improvements on the purchased properties during the lease period, and the purchase price was calculated excluding the value of those improvements. Once the purchase closes, we will no longer lease the acquired properties from the Mosing Companies. See Note 11—Related Party Transactions.

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

These and other important factors that could affect our operating results and performance are described in (1) “Risk Factors” in Part II, Item IA of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and elsewhere within this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018 (our “Annual Report”), (3) our other reports and filings we make with the SEC from time to time and (4) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) before interest income, net, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on disposal of assets, foreign currency gain or loss, equity-based compensation, unrealized and realized gains or losses, the effects of the tax receivable agreement (“TRA”), other non-cash adjustments and other charges or credits. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues. We review Adjusted EBITDA and Adjusted EBITDA margin on both a consolidated basis and on a segment basis. We use Adjusted EBITDA and Adjusted EBITDA margin to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), items outside the control of our management team (such as income tax and foreign currency exchange rates) and other charges outside the normal course of business. Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income (loss), operating income (loss), cash flow from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”).

The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to net income (loss) for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income (loss)	$(6,999)	$2,296	$(74,835)	$(50,317)
Interest income, net	(866)	(1,019)	(2,419)	(2,170)
Depreciation and amortization	26,998	30,650	84,160	92,700
Income tax expense (benefit)	(7,461)	87,613	(1,901)	72,419
Gain on disposal of assets	(2,242)	(829)	(1,790)	(2,091)
Foreign currency (gain) loss	879	(1,839)	3,442	(3,184)
TRA related adjustments	1,170	(122,515)	5,282	(122,515)
Charges and credits (1)	137	7,616	8,471	22,231
Adjusted EBITDA	$11,616	$1,973	$20,410	$7,073
Adjusted EBITDA margin	9.0%	1.8%	5.4%	2.1%

(1)
Comprised of Equity-based compensation expense (for the three months ended September 30, 2018 and 2017: $3,008 and $2,342, respectively, and for the nine months ended September 30, 2018 and 2017: $8,176 and $11,458, respectively), Mergers and acquisition expense (for the three months ended September 30, 2018 and 2017: none and none, respectively, and for the nine months ended September 30, 2018 and 2017: $58 and $459, respectively), Severance and other charges (credits), net (for the three months ended September 30, 2018 and 2017: $(4,852) and $1,648, respectively, and for the nine months ended September 30, 2018 and 2017: $(2,483) and $2,386, respectively), Unrealized and realized (gains) losses (for the three months ended September 30, 2018 and 2017: $(360) and $1,123, respectively, and for the nine months ended September 30, 2018 and 2017: $(1,521) and $2,819, respectively) and Investigation-related matters (for the three months ended September 30, 2018 and 2017: $2,341 and $2,503, respectively, and for the nine months ended September 30, 2018 and 2017: $4,241 and $5,109, respectively).

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

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)
Revenues:
Services	$103,911	$92,547	$301,005	$272,402
Products	25,075	15,536	75,635	64,071
Total revenue	128,986	108,083	376,640	336,473

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Services (1)	65,726	55,501	193,951	162,501
Products (1)	19,421	16,230	58,474	61,526
General and administrative expenses	37,526	39,963	116,608	125,107
Depreciation and amortization	26,998	30,650	84,160	92,700
Severance and other charges (credits), net	(4,852)	1,648	(2,483)	2,386
Gain on disposal of assets	(2,242)	(829)	(1,790)	(2,091)
Operating loss	(13,591)	(35,080)	(72,280)	(105,656)

Other income (expense):
TRA related adjustments	(1,170)	122,515	(5,282)	122,515
Other income, net	314	(384)	1,907	348
Interest income, net	866	1,019	2,419	2,170
Mergers and acquisition expense	—	—	(58)	(459)
Foreign currency gain (loss)	(879)	1,839	(3,442)	3,184
Total other income (expense)	(869)	124,989	(4,456)	127,758

Income (loss) before income taxes	(14,460)	89,909	(76,736)	22,102
Income tax expense (benefit)	(7,461)	87,613	(1,901)	72,419
Net income (loss)	$(6,999)	$2,296	$(74,835)	$(50,317)

(1)
Our financial statements for the three and nine months ended September 30, 2017 have been revised to decrease cost of revenues, services and increase cost of revenues, products by $5,480 and $16,364, respectively. See Note 1—Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues. Revenues from external customers, excluding intersegment sales, for the three months ended September 30, 2018 increased by $20.9 million, or 19.3%, to $129.0 million from $108.1 million for the three months ended September 30, 2017. The revenue increase was primarily attributable to our U.S. Services, Tubular Sales and Blackhawk segments. Revenues for our segments are discussed separately below under the heading “Operating Segment Results.”

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the three months ended September 30, 2018 increased by $13.4 million, or 18.7%, to $85.1 million from $71.7 million for the three months ended September 30, 2017 driven by higher activity levels and mix of work in the U.S. Services and Blackhawk segments, partially offset by productivity actions taken in 2017 and 2018.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2018 decreased by $2.4 million, or 6.1%, to $37.5 million from $40.0 million for the three months ended September 30, 2017 primarily due to lower professional fees.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2018 decreased by $3.7 million, or 11.9%, to $27.0 million from $30.7 million for the three months ended September 30, 2017, as a result of a lower depreciable base due to decreased capital expenditures during the current and prior years.

Severance and other charges (credits), net. Severance and other charges (credits), net improved from an expense of $1.6 million for the three months ended September 30, 2017 to a gain of $4.9 million for the three months ended September 30, 2018. Severance and other charges (credits), net for the three months ended September 30, 2018 was favorably impacted by the recovery of accounts receivable previously written off in Angola.

Gain on disposal of assets. Gain on disposal of assets for the three months ended September 30, 2018 increased by $1.4 million to $2.2 million from $0.8 million for the three months ended September 30, 2017. During the three months ended September 30, 2018 and 2017, we sold buildings and recognized a gain of $2.4 million and $0.6 million, respectively.

Foreign currency gain (loss). Foreign currency loss for the three months ended September 30, 2018 increased by $2.7 million to $0.9 million from a foreign currency gain of $1.8 million for the three months ended September 30, 2017. The change in foreign currency results year-over-year was primarily driven by the strengthening of the U.S. dollar against other currencies.

Income tax expense (benefit). Income tax benefit for the three months ended September 30, 2018 increased by $95.1 million, or 108.5%, to $7.5 million from an income tax expense of $87.6 million for the three months ended September 30, 2017. The change is primarily due to recording valuation allowances. In both periods we recorded valuation allowances against the net deferred tax assets accrued in that period. However, for the three months ended September 30, 2017 we also recorded valuation allowances against the net deferred tax assets that had been accrued for all periods prior to 2017. The recording of valuation allowances against the accumulated pre-2017 balances resulted in significantly higher tax expense in 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues. Revenues from external customers, excluding intersegment sales, for the nine months ended September 30, 2018 increased by $40.2 million, or 11.9%, to $376.6 million from $336.5 million for the nine months ended September 30, 2017. Revenues increased across all segments. Revenues for our segments are discussed separately below under the heading “Operating Segment Results.”

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the nine months ended September 30, 2018 increased by $28.4 million, or 12.7%, to $252.4 million from $224.0 million for the nine months ended September 30, 2017. The increase was driven by higher activity levels and mix of work in the U.S. Services and Blackhawk segments, partially offset by productivity actions taken in 2017 and 2018.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2018 decreased by $8.5 million, or 6.8%, to $116.6 million from $125.1 million for the nine months ended September 30, 2017, primarily due to lower professional fees, as well as reduced expenses associated with aircraft sold in 2017.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2018 decreased by $8.5 million, or 9.2%, to $84.2 million from $92.7 million for the nine months ended September 30, 2017, as a result of a lower depreciable base due to decreased capital expenditures during the current and prior years.

Severance and other charges (credits), net. Severance and other charges (credits), net improved from an expense of $2.4 million for the nine months ended September 30, 2017 to a gain of $2.5 million for the nine months ended

September 30, 2018. Severance and other charges (credits), net for the nine months ended September 30, 2018 was favorably impacted by the recovery of accounts receivable previously written off in Angola.

Foreign currency gain (loss). Foreign currency loss for the nine months ended September 30, 2018 was $3.4 million as compared to a foreign currency gain for the nine months ended September 30, 2017 of $3.2 million. The change in foreign currency results year-over-year was primarily driven by the strengthening of the U.S. dollar against other currencies.

Income tax expense (benefit). Income tax benefit of $1.9 million for the nine months ended September 30, 2018 increased by $74.3 million from an income tax expense of $72.4 million for the nine months ended September 30, 2017. The change is primarily due to recording valuation allowances. In both periods we recorded valuation allowances against the net deferred tax assets accrued in that period. However, for the nine months ended September 30, 2017 we also recorded valuation allowances against the net deferred tax assets that had been accrued for all periods prior to 2017. The recording of valuation allowances against the accumulated pre-2017 balances resulted in significantly higher tax expense in 2017. In addition, we are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenues; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Operating Segment Results

The following table presents revenues and Adjusted EBITDA by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
International Services	$53,891	$53,742	$161,985	$153,851
U.S. Services	38,292	29,065	106,035	89,936
Tubular Sales	12,871	7,701	42,152	40,787
Blackhawk	23,932	17,575	66,468	51,899
Total	$128,986	$108,083	$376,640	$336,473

Segment Adjusted EBITDA (1):
International Services	$7,848	$11,151	$23,894	$25,459
U.S. Services	(846)	(11,322)	(16,526)	(27,775)
Tubular Sales	286	(1,333)	2,644	1,736
Blackhawk	4,328	3,477	10,398	7,653
	$11,616	$1,973	$20,410	$7,073

(1)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. (For a reconciliation of our Adjusted EBITDA, see “Adjusted EBITDA and Adjusted EBITDA Margin”).

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

International Services

Revenue for the International Services segment was $53.9 million for the three months ended September 30, 2018, an increase of $0.2 million, or 0.3%, compared to $53.7 million for the same period in 2017, primarily due to activity improvements in offshore Western Hemisphere, Asia Pacific, Latin America and the Middle East, which were offset by lower activity levels in Africa and decreased work scope in the North Sea.

Adjusted EBITDA for the International Services segment was $7.8 million for the three months ended September 30, 2018, a decrease of $3.3 million, or 29.6%, compared to $11.2 million for the same period in 2017. Prior year results were positively impacted by a tax credit that did not repeat in 2018. Segment results were also impacted by decreased work scope in the North Sea, which partially offset efficiency gains with higher revenues in offshore Western Hemisphere and activity improvements in Asia Pacific, Latin America and the Middle East.

U.S. Services

Revenue for the U.S. Services segment was $38.3 million for the three months ended September 30, 2018, an increase of $9.2 million for the three months ended September 30, 2018, or 31.7%, compared to $29.1 million for the same period in 2017. Onshore services revenue increased by $4.5 million as a result of improved activity from increased rig counts. The offshore business saw an increase in revenue of $4.7 million as a result of increased service activity in the Gulf of Mexico.

Adjusted EBITDA for the U.S. Services segment was a loss of $0.8 million for the three months ended September 30, 2018, an improvement of $10.5 million, or 92.5%, compared to $11.3 million for the same period in 2017, primarily due to an increase in onshore services activity and lower corporate costs, partially offset by lower pricing for our offshore services.

Tubular Sales

Revenue for the Tubular Sales segment was $12.9 million for the three months ended September 30, 2018, an increase of $5.2 million, or 67.1%, compared to $7.7 million for the same period in 2017, primarily as a result of rig schedule changes with key customers and an improved overall tubular market.

Adjusted EBITDA for the Tubular Sales segment was $0.3 million for the three months ended September 30, 2018, an increase of $1.6 million, or 121.5%, compared to a loss of $1.3 million for the same period in 2017, primarily due to increased sales activity and lower manufacturing cost in the period due to activity levels.

Blackhawk

Revenue for the Blackhawk Segment was $23.9 million for the three months ended September 30, 2018, an increase of $6.4 million, or 36.2%, compared to $17.6 million for the same period in 2017, driven by strong activity in the U.S. onshore market, increased product sales in the U.S. Gulf of Mexico and growth in international markets.

Adjusted EBITDA for the Blackhawk segment was $4.3 million for the three months ended September 30, 2018, an increase of $0.9 million, or 24.5%, compared to $3.5 million for the same period in 2017, primarily due to improved operational results, partially offset by higher corporate overhead expense driven by bonus and medical claims expense allocations. See Note 1—Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

International Services

Revenue for the International Services segment was $162.0 million for the nine months ended September 30, 2018, an increase of $8.1 million, or 5.3%, compared to $153.9 million for the same period in 2017, primarily due to activity improvements in offshore Western Hemisphere, Asia Pacific and the Middle East, which were partially offset by lower activity levels in Africa and Latin America and decreased work scope in the North Sea.

Adjusted EBITDA for the International Services segment was $23.9 million for the nine months ended September 30, 2018, a decrease of $1.6 million, or 6.1%, compared to $25.5 million for the same period in 2017. Prior year results were positively impacted by a tax credit that did not repeat in 2018. Segment results were also impacted by decreased work scope in the North Sea, which partially offset efficiency gains with higher revenues and upsell work in offshore Western Hemisphere.

U.S. Services

Revenue for the U.S. Services segment was $106.0 million for the nine months ended September 30, 2018, an increase of $16.1 million, or 17.9%, compared to $89.9 million for the same period in 2017. Onshore services revenue increased by $13.5 million as a result of improved activity from increased rig counts. The offshore business saw an increase in revenue of $2.6 million as a result of increased service activity in the Gulf of Mexico.

Adjusted EBITDA for the U.S. Services segment was a loss of $16.5 million for the nine months ended September 30, 2018, a favorable change of $11.2 million, or 40.5%, compared to $27.8 million for the same period in 2017, primarily due to an increase in onshore services activity and lower corporate costs, partially offset by lower pricing for our offshore services.

Tubular Sales

Revenue for the Tubular Sales segment was $42.2 million for the nine months ended September 30, 2018, an increase of $1.4 million, or 3.3%, compared to $40.8 million for the same period in 2017, primarily as a result of rig schedule changes with key customers.

Adjusted EBITDA for the Tubular Sales segment was $2.6 million for the nine months ended September 30, 2018, an increase of $0.9 million, or 52.3%, compared to $1.7 million for the same period in 2017, primarily due to improved margins and cost action items, partially offset by increased manufacturing costs due to activity levels.

Blackhawk

Revenue for the Blackhawk Segment was $66.5 million for the nine months ended September 30, 2018, an increase of $14.6 million, or 28.1%, compared to $51.9 million for the same period in 2017, driven by strong activity in the U.S. onshore market, increased market share and new product offerings in the Gulf of Mexico and growth in international markets.

Adjusted EBITDA for the Blackhawk segment was $10.4 million for the nine months ended September 30, 2018, an increase of $2.7 million, or 35.9%, compared to $7.7 million for the same period in 2017, primarily due to improved operational results, partially offset by higher corporate overhead expense driven by bonus and medical claims expense allocations. See Note 1—Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity

At September 30, 2018, we had cash and cash equivalents and short-term investments of $246.6 million and debt of $0.4 million. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditures are estimated at $30.0 million for 2018. We expect to spend approximately $22.0 million for the purchase and manufacture of equipment and $8.0 million for other property, plant and equipment, inclusive of the purchase or construction of facilities. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions and timing of deliveries. During the nine months ended September 30, 2018 and 2017, cash expenditures related to property, plant and equipment and intangibles were $14.6 million and $18.6 million, respectively, all of which were funded from internally generated funds. We believe our cash on hand should be sufficient to fund our capital expenditure and liquidity requirements for the remainder of 2018.

Credit Facilities

New Asset Based Revolving Credit Facility

On November 5, 2018, FICV, Frank's International, LLC and Blackhawk, as borrowers, and FINV, certain of FINV's subsidiaries, including FICV, Frank’s International, LLC, Blackhawk, Frank's International GP, LLC, Frank's International, LP, Frank's International LP B.V., Frank's International Partners B.V., Frank's International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, L.L.C., as guarantors, entered into a five-year senior secured revolving credit facility (the “New ABL Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent (the “ABL Agent”), and other financial institutions as lenders with total commitments of $100.0 million including up to $15.0 million available for letters of credit. Subject to the terms of the New ABL Credit Facility, we have the ability to increase the commitments to $200.0 million. The maximum amount that the Company may borrow under the New ABL Credit Facility is subject to a borrowing base, which is based on a percentage of certain eligible accounts receivable and eligible inventory, subject to customary reserves and other adjustments.

All obligations under the New ABL Credit Facility are fully and unconditionally guaranteed jointly and severally by FINV's subsidiaries, including FICV, Frank's International, LLC, Blackhawk, Frank's International GP, LLC, Frank's International, LP, Frank's International LP B.V., Frank's International Partners B.V., Frank's International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, L.L.C., subject to customary exceptions and exclusions. In addition, the obligations under the New ABL Credit Facility are secured by first priority liens on substantially all of the assets and property of the borrowers and guarantors, including pledges of equity interests in certain of FINV's subsidiaries, subject to certain exceptions. Borrowings under the New ABL Credit Facility bear interest at FINV's option at either (a) the Alternate Base Rate (“ABR”) (as defined therein), calculated as the greatest of (i) the rate of interest publicly quoted by the Wall Street Journal, as the “prime rate,” subject to each increase or decrease in such prime rate effective as of the date such change occurs, (ii) the federal funds effective rate that is subject to a 0.00% interest rate floor plus 0.50%, and (iii) the one-month Adjusted LIBO Rate (as defined therein) plus 1.00%, or (b) the Adjusted LIBO Rate (as defined therein), plus, in each case, an applicable margin. The applicable interest rate margin ranges from 1.00% to 1.50% per annum for ABR loans and 2.00% to 2.50% per annum for Eurodollar loans and, in each case, is based on FINV's leverage ratio. The unused portion of the New ABL Credit Facility is subject to a commitment fee that varies from 0.250% to 0.375% per annum, according to average daily unused commitments under the New ABL Credit Facility. Interest on Eurodollar loans is payable at the end of the selected interest period, but no less frequently than quarterly. Interest on ABR loans is payable monthly in arrears.

The New ABL Credit Facility contains various covenants and restrictive provisions which limit, subject to certain customary exceptions and thresholds, FINV's ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments, acquisitions, or loans and create or incur liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The New ABL Credit Facility also requires FINV to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 based on the ratio of (a) consolidated EBITDA (as defined therein) minus unfinanced capital expenditures to (b) Fixed Charges (as defined therein), when either (i) an event of default occurs under the New ABL Facility or (ii) availability under the New ABL Credit Facility falls for at least two consecutive calendar days below the greater of (A) $12.5 million and (B) 15% of the lesser of the borrowing base and aggregate commitments (a “FCCR Trigger Event”). Accounts receivable received by FINV’s U.S. subsidiaries that are parties to the New ABL Credit Facility will be deposited into deposit accounts subject to deposit control agreements in favor of the ABL Agent. After a FCCR Trigger Event, these deposit accounts would be subject to “springing” cash dominion. After a FCCR Trigger Event, the Company will be subject to compliance with the fixed charge coverage ratio and “springing” cash dominion until no default exists under the New ABL Credit Facility and availability under the facility for the preceding thirty consecutive days has been equal to at least the greater of (x) $12.5 million and (y) 15% of the lesser of the borrowing base and the aggregate commitments. If FINV fails to perform its obligations under the agreement that results in an event of default, the commitments under the New ABL Credit Facility could be terminated and any outstanding borrowings under the New ABL Credit Facility may be declared immediately due and payable. The New ABL Credit Facility also contains cross default provisions that apply to FINV's other indebtedness.

As of November 6, 2018, FINV had no borrowings outstanding under the New ABL Credit Facility, no letters of credit outstanding under the New ABL Credit Facility and availability of $44.7 million.

Citibank Credit Facility

In 2016, we entered into a three-year credit facility with Citibank N.A., UAE Branch in the amount of $6.0 million for the issuance of standby letters of credit and guarantees. The credit facility also allows for open ended guarantees. Outstanding amounts under the credit facility bear interest of 1.25% per annum for amounts outstanding up to one year. Amounts outstanding more than one year bear interest at 1.5% per annum. As of September 30, 2018 and December 31, 2017, we had $2.3 million and $2.6 million, respectively, in letters of credit outstanding.

Insurance Notes Payable

In 2017, we entered into three notes to finance our annual insurance premiums totaling $5.1 million. The notes bear interest at an annual rate of 2.9% with a final maturity date in October 2018. At September 30, 2018 and December 31, 2017, the total outstanding balance was $0.4 million and $4.7 million, respectively.

Tax Receivable Agreement

We entered into a tax receivable agreement with Frank's International C.V. (“FICV”) and Mosing Holdings, LLC (“Mosing Holdings”) in connection with our initial public offering (“IPO”). The TRA generally provides for the payment by us to Mosing Holdings of 85% of the amount of the actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax in periods after our IPO (which reductions we refer to as “cash savings”) as a result of (i) the tax basis increases resulting from the transfer of FICV interests to us in connection with the conversion of shares of Preferred Stock into shares of our common stock on August 26, 2016 and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. In addition, the TRA provides for interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. We will retain the remaining 15% of cash savings, if any. The payment obligations under the TRA are our obligations and not obligations of FICV. The term of the TRA continues until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRA.

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

In certain circumstances, we may be required to make payments under the TRA that we have entered into with Mosing Holdings. In most circumstances, these payments will be associated with the actual cash savings that we recognize in connection with the conversion of Preferred Stock, which would reduce the actual tax benefit to us. If we were to elect to exercise our sole right to terminate the TRA early or enter into certain change of control transactions, we may incur payment obligations prior to the time we actually incur any tax benefit. In those circumstances, we would need to pay the amounts out of cash on hand, finance the payments or refrain from triggering the obligation. Though we do not have any present intention of triggering an advance payment under the TRA, based on our current liquidity and our expected ability to access debt and equity financing, we believe we would be able to make such a payment if necessary. Any such payment could reduce our cash on hand and our borrowing availability, however, which would also reduce the amount of cash available to operate our business, to fund capital expenditures and to be paid as dividends to our stockholders, among other things. Please see Note 11—Related Party Transactions in the Notes to Unaudited Condensed Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

Cash flows from our operations, investing and financing activities are summarized below (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Operating activities	$(35,394)	$24,585
Investing activities	(9,215)	(57,243)
Financing activities	(4,636)	(51,634)
	(49,245)	(84,292)
Effect of exchange rate changes on cash	2,357	(1,896)
Net decrease in cash and cash equivalents	$(46,888)	$(86,188)

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

Operating Activities

Cash flow used in operating activities was $35.4 million for the nine months ended September 30, 2018 compared to cash flow provided by operating activities of $24.6 million for the same period in 2017. The increase in cash flow used by operating activities of $60.0 million was primarily due to unfavorable changes in net accounts receivable. The cash flow provided by net accounts receivable in 2017 was primarily due to tax refunds.

Investing Activities

Cash flow used in investing activities was $9.2 million for the nine months ended September 30, 2018 compared to $57.2 million in the same period in 2017. The decrease of $48.0 million was primarily related to a net increase in proceeds from investments of $50.2 million, partially offset by lower proceeds from the sale of assets of $6.3 million.

Financing Activities

Cash flow used in financing activities was $4.6 million for the nine months ended September 30, 2018 compared to $51.6 million in the same period in 2017. The decrease in cash flow used in financing activities of $47.0 million was primarily due to lower dividend payments on common stock of $50.4 million, partially offset by an increase in repayments on borrowings of $4.1 million.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements with the exception of operating leases.

Critical Accounting Policies

There were no changes to our significant accounting policies from those disclosed in our Annual Report with the exception of revenue recognition. Please see Note 2—Revenues in the Notes to Unaudited Condensed Consolidated Financial Statements.

Impact of Recent Accounting Pronouncements

Refer to Note 1—Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of accounting standards we recently adopted or will be required to adopt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report. Except for the change below, our exposure to market risk has not changed materially since December 31, 2017.

Based on the derivative contracts that were in place as of September 30, 2018, a simultaneous 10% weakening of the U.S. dollar as compared to the Canadian dollar, Euro, Norwegian krone, and Pound sterling would result in a $3.0 million decrease in the market value of our forward contracts. Please see Note 10—Derivatives in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our foreign currency derivative contracts outstanding in U.S. dollars as of September 30, 2018.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of September 30, 2018 and December 31, 2017. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows. Please see Note 14—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

We are conducting an internal investigation of the operations of certain of our foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), our policies and other applicable laws. In June 2016, we voluntarily disclosed the existence of our extensive internal review to the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice (“DOJ”) and other governmental entities. It is our intent to continue to fully cooperate with these agencies and any other applicable authorities in connection with any further investigation that may be conducted in connection with this matter. While our review has not indicated that there has been any material impact on our previously filed financial statements, we have continued to collect information and cooperate with the authorities, but at this time are unable to predict the ultimate resolution of these matters with these agencies.

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

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report, as well as the risk factor below, which risks could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Restrictions in the agreement governing the New ABL Credit Facility could adversely affect our business, financial condition and results of operations.

The operating and financial restrictions in the New ABL Credit Facility and any future financing agreements could restrict our ability to finance future operations or capital needs, or otherwise pursue our business activities. For example, the New ABL Credit Facility limits our and our subsidiaries’ ability to, among other things:

•	incur debt or issue guarantees;

•	incur or permit certain liens to exist;

•	make certain investments, acquisitions or other restricted payments;

•	dispose of assets;

•	engage in certain types of transactions with affiliates;

•	merge, consolidate or transfer all or substantially all of our assets; and

•	prepay certain indebtedness.

Furthermore, the New ABL Credit Facility contains a covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 based on the ratio of (a) consolidated EBITDA (as defined therein) minus unfinanced capital expenditures to (b) Fixed Charges (as defined therein) when availability under the New ABL Credit Facility falls below the greater of (a) $12.5 million and (b) 15% of the lesser of the borrowing base and aggregate commitments. Accounts receivable received by FINV’s U.S. subsidiaries that are parties to the New ABL Credit Facility will be deposited into deposit accounts subject to deposit control agreements in favor of the ABL Agent. In the event FINV does not maintain the minimum fixed charge coverage ratio discussed above, these deposit accounts would be subject to “springing” cash dominion.

In addition, any borrowings under the New ABL Credit Facility may be at variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows will correspondingly decrease.

A failure to comply with the covenants in the agreement governing the New ABL Credit Facility could result in an event of default, which, if not cured or waived, would permit the exercise of remedies against us that could have a material adverse effect on our business, results of operations and financial position. Remedies under the New ABL Credit Facility include foreclosure on the collateral securing the indebtedness and termination of the commitments under the New ABL Credit Facility, and any outstanding borrowings under the New ABL Credit Facility may be declared immediately due and payable.

Item 5.     Other Information

New Asset Based Revolving Credit Facility

On November 5, 2018, FICV, Frank's International, LLC and Blackhawk, as borrowers, and FINV, certain of FINV's subsidiaries, including FICV, Frank’s International, LLC, Blackhawk, Frank's International GP, LLC, Frank's International, LP, Frank's International LP B.V., Frank's International Partners B.V., Frank's International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, L.L.C., as guarantors, entered into a five-year senior secured revolving credit facility (the “New ABL Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent (the “ABL Agent”), and other financial institutions as lenders with total commitments of $100.0 million including up to $15.0 million available for letters of credit. Subject to the terms of the New ABL Credit Facility, we have the ability to increase the commitments to $200.0 million. The maximum amount that the Company may borrow under the New ABL Credit Facility is subject to a borrowing base, which is based on a percentage of certain eligible accounts receivable and eligible inventory, subject to customary reserves and other adjustments.

All obligations under the New ABL Credit Facility are fully and unconditionally guaranteed jointly and severally by FINV's subsidiaries, including FICV, Frank's International, LLC, Blackhawk, Frank's International GP, LLC, Frank's International, LP, Frank's International LP B.V., Frank's International Partners B.V., Frank's International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, L.L.C., subject to customary exceptions and exclusions. In addition, the obligations under the New ABL Credit Facility are secured by first priority liens on substantially all of the assets and property of the borrowers and guarantors, including pledges of equity interests in certain of FINV's subsidiaries, subject to certain exceptions. Borrowings under the New ABL Credit Facility bear interest at FINV's option at either (a) the Alternate Base Rate (“ABR”) (as defined therein), calculated as the greatest of (i) the rate of interest publicly quoted by the Wall Street Journal, as the “prime rate,” subject to each increase or decrease in such prime rate effective as of the date such change occurs, (ii) the federal funds effective rate that is subject to a 0.00% interest rate floor plus 0.50%, and (iii) the one-month Adjusted LIBO Rate (as defined therein) plus 1.00%, or (b) the Adjusted LIBO Rate (as defined therein), plus, in each case, an applicable margin. The applicable interest rate margin ranges from 1.00% to 1.50% per annum for ABR loans and 2.00% to 2.50% per annum for Eurodollar loans and, in each case, is based on FINV's leverage ratio. The unused portion of the New ABL Credit Facility is subject to a commitment fee that varies from 0.250% to 0.375% per annum, according to average daily unused commitments under the New ABL Credit Facility. Interest on Eurodollar loans is payable at the end of the selected interest period, but no less frequently than quarterly. Interest on ABR loans is payable monthly in arrears.

The New ABL Credit Facility contains various covenants and restrictive provisions which limit, subject to certain customary exceptions and thresholds, FINV's ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments, acquisitions, or loans and create or incur liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The New ABL Credit Facility also requires FINV to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 based on the ratio of (a) consolidated EBITDA (as defined therein) minus unfinanced capital expenditures to (b) Fixed Charges (as defined therein), when either (i) an event of default occurs under the New ABL Facility or (ii) availability under the New ABL Credit Facility falls for at least two consecutive calendar days below the greater of (A) $12.5 million and (B) 15% of the lesser of the borrowing base and aggregate commitments (a “FCCR Trigger Event”). Accounts receivable received by FINV’s U.S. subsidiaries that are parties to the New ABL Credit Facility will be deposited into deposit accounts subject to deposit control agreements in favor of the ABL Agent. After a FCCR Trigger Event, these deposit accounts would be subject to “springing” cash dominion. After a FCCR Trigger Event, the Company will be subject to compliance with the fixed charge coverage ratio and “springing” cash dominion until no default exists under the New ABL Credit Facility and availability under the facility for the preceding thirty consecutive days has been equal to at least the greater of (x) $12.5 million and (y) 15% of the lesser of the borrowing base and the aggregate commitments. If FINV fails to perform its obligations under the agreement that results in an event of default, the commitments under the New ABL Credit Facility could be terminated and any outstanding borrowings under the New ABL Credit Facility may be declared immediately due and payable. The New ABL Credit Facility also contains cross default provisions that apply to FINV's other indebtedness.

As of November 6, 2018, FINV had no borrowings outstanding under the New ABL Credit Facility, no letters of credit outstanding under the New ABL Credit Facility and availability of $44.7 million.

Related Party Leases

On November 2, 2018, Frank’s International, LLC entered into a purchase agreement with Mosing Ventures, LLC, Mosing Land & Cattle Company, LLC, Mosing Queens Row Properties, LLC, and 4-M Investments, each of which are companies related to us by common ownership (the “Mosing Companies”). Under the purchase agreement we will acquire real property that we currently lease from the Mosing Companies, and two additional properties located adjacent to those properties. The total purchase price is $36.0 million. Following the execution date, we will have 30 days to identify title defects, and if title defects we identify are not cured, we may terminate the agreement. The properties will be conveyed as-is, except that until 10 years following the Closing Date, the parties will continue to have certain rights and obligations under the terms of the agreements by which some of the purchased properties were acquired by the Mosing Companies at the time of our initial public offering. We expect the purchase to close by the end of 2018.

We have made improvements on the purchased properties during the lease period, and the purchase price was calculated excluding the value of those improvements. Once the purchase closes, we will no longer lease the acquired properties from the Mosing Companies. See Note 11—Related Party Transactions in the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit Number	Description
3.1
Deed of Amendment to Articles of Association of Frank's International N.V., dated May 19, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 25, 2017).

†10.1
Separation Agreement, dated as of June 12, 2018 and effective as of September 30, 2018, by and among Alejandro Cestero, Frank’s International, LLC and Frank’s International N.V. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 8, 2018).

†10.2
Transition and Separation Agreement, dated as of June 12, 2018 and effective as of December 31, 2018, by and among Burney J. Latiolais, Jr., Frank’s International, LLC and Frank’s International N.V. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 8, 2018).

*†10.3	Fourth Amendment to Frank's International N.V. Employee Stock Purchase Plan effective as of November 1, 2018.
*†10.4	Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (2018 Time Vested Form).
*†10.5	Frank's International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (2018 Performance Based Form).
*†10.6	Frank’s International N.V. Recoupment Policy effective as of October 30, 2018.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANK'S INTERNATIONAL N.V.

Date: November 6, 2018	By:	/s/ Kyle McClure
Kyle McClure
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)