Form 10-K
period 2018-12-31
FRANK'S INTERNATIONAL N.V.
filed 2019-02-25
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2018, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $585.1 million.
As of February 18, 2019, there were 224,455,806 shares of common stock, €0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement in connection with the 2019 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals and our current expectations with respect to, among other things:

•	our business strategy and prospects for growth;

•	our cash flows and liquidity;

•	our financial strategy, budget, projections and operating results;

•	the amount, nature and timing of capital expenditures;

•	the availability and terms of capital;

•	competition and government regulations; and

•	general economic conditions.

Our forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “plan,” “potential,” “predict,” “project,” or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-K speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	the level of activity in the oil and gas industry;

•	further or sustained declines in oil and gas prices, including those resulting from weak global demand;

•	the timing, magnitude, probability and/or sustainability of any oil and gas price recovery;

•	unique risks associated with our offshore operations;

•	political, economic and regulatory uncertainties in our international operations;

•	our ability to develop new technologies and products;

•	our ability to protect our intellectual property rights;

•	our ability to employ and retain skilled and qualified workers;

•	the level of competition in our industry;

•	operational safety laws and regulations;

•	international trade laws and sanctions;

•	weather conditions and natural disasters; and

•	policy changes domestically in the United States.

These and other important factors that could affect our operating results and performance are described in (1) Part I, Item 1A “Risk Factors” and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K, and elsewhere within this Form 10-K, (2) our other reports and filings we make with the Securities and Exchange Commission (“SEC”) from time to time and (3) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-K occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in the Form 10-K are expressly qualified in their entirety by the cautionary statements in this section.

PART I

Item 1. Business

General

Frank’s International N.V. (“FINV”) is a Netherlands limited liability company (Naamloze Vennootschap) and includes the activities of Frank’s International C.V. (“FICV”), Blackhawk Group Holdings, LLC (“Blackhawk”) and their wholly owned subsidiaries (either individually or together, as context requires, the “Company,” “we,” “us” and “our”). We were established in 1938 and are an industry-leading global provider of highly engineered tubular services, tubular fabrication and specialty well construction and well intervention solutions to the oil and gas industry. We provide our services and products to leading exploration and production companies in both offshore and onshore environments, with a focus on complex and technically demanding wells. We believe that we are one of the largest global providers of tubular services to the oil and gas industry.

Our Operations

Tubular services involve the handling and installation of multiple joints of pipe to establish a cased wellbore and the installation of smaller diameter pipe inside a cased wellbore to provide a conduit for produced oil and gas to reach the surface. The casing of a wellbore isolates the wellbore from the surrounding geologic formations and water table, provides well structure and pressure integrity, and allows well operators to target specific zones for production. Given the central role that our services play in the structural integrity, reliability and safety of a well, and the importance of efficient tubular services to managing the overall cost of a well, we believe that our role is vital to the process of producing oil and gas.

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

On November 1, 2016, we completed our acquisition of Blackhawk, the ultimate parent company of Blackhawk Specialty Tools, LLC, a leading provider of well construction and well intervention services and products. The acquisition of this new segment allowed us to combine Blackhawk’s cementing tool expertise and well intervention services with our global tubular services to offer our customers an integrated well construction solution across land, shelf and deepwater.

We offer our tubular services, tubular sales, and other well construction and well intervention services and products through our four operating segments: (1) International Services, (2) U.S. Services, (3) Tubular Sales and (4) Blackhawk, each of which is described in more detail in “Description of Business Segments.” The table below shows our consolidated revenue and each segment’s revenue and percentage of consolidated revenue for the periods indicated (revenue in thousands):

	Year Ended December 31,
	2018		2017		2016
	Revenue	Percent	Revenue	Percent	Revenue	Percent

International Services	$222,992	42.6%	$206,746	45.5%	$237,207	48.7%
U.S. Services	148,941	28.5%	118,815	26.1%	152,827	31.3%
Tubular Sales	61,415	11.8%	58,210	12.8%	87,515	18.0%
Blackhawk (1)	89,145	17.1%	71,024	15.6%	9,982	2.0%
Total	$522,493	100.0%	$454,795	100.0%	$487,531	100.0%

(1) We purchased Blackhawk in November 2016, which resulted in the creation of a new segment. As such, 2016 revenues are for the two months ended December 31, 2016.

Our Corporate Structure

We are a publicly traded company on the New York Stock Exchange (“NYSE”). As part of our initial public offering (“IPO”) in August 2013, we issued 52,976,000 shares of our Series A convertible preferred stock (the “Preferred Stock”) and a 25.7% limited partnership interest in FICV, our subsidiary, to Mosing Holdings, LLC (“Mosing Holdings”), a Delaware limited liability company and affiliate of the Company with Mosing family entities as its shareholders. Under our Amended Articles of Association in effect at time of the IPO, upon the written election of Mosing Holdings, each Preferred Share, together with a unit in FICV, our subsidiary, was convertible into a share of our common stock on a one-for-one basis.

On August 19, 2016, we received notice from Mosing Holdings exercising its right to exchange (the “Exchange Right”) for an equivalent number of each of the following securities for common shares: (i) 52,976,000 Preferred Shares and (ii) 52,976,000 units in FICV. We issued 52,976,000 common shares to Mosing Holdings on August 26, 2016. As a result, there are no remaining issued Preferred Shares and Mosing Holdings no longer has a minority interest holding in FICV. As of February 18, 2019, the Mosing family collectively owns approximately 62% of our common shares.

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

Suppliers and Raw Materials

We acquire component parts, products and raw materials from suppliers, including foundries, forge shops, and original equipment manufacturers. The prices we pay for our raw materials may be affected by, among other things, energy, steel and other commodity prices, tariffs and duties on imported materials and foreign currency exchange rates. Certain of our product lines (primarily pipe) are only available from a limited number of suppliers (primarily in the Tubular Sales segment).

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

Customers

Our customers consist primarily of oil and gas exploration and production companies, both domestic and international, including major and independent companies, national oil companies and, on occasion, other service companies that have contractual obligations to provide casing and handling services or comparable services. Demand for our services depends primarily upon the capital spending of oil and gas companies and the level of drilling activity in the U.S. and internationally. We do not believe the loss of any of our individual customers would have a material adverse effect on our business. No single customer accounted for more than 10% of our revenue for the year ended December 31, 2018. In 2017 and 2016, one customer accounted for 10% and 13% of our revenues, respectively. For both years, all four of our segments generated revenue from this customer.

Competition

The markets in which we operate are competitive. We compete with a number of companies, some of which have financial and other resources greater than ours. The principal competitive factors in our markets are the quality, price and availability of products and services and a company’s responsiveness to customer needs and its reputation for safety. In general, we face a larger number of smaller, more regionally-specific competitors in the U.S. onshore market as compared to offshore markets, where larger competitors dominate.

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

Market Environment

Despite recent headwinds, in 2019 we expect to see increased customer spending globally on oil and natural gas exploration and production in response to the continued stabilization of commodity prices. Much of the anticipated increase in spending will continue to be associated with U.S. onshore projects, although we anticipate the rate of spending outside of U.S. onshore to increase in 2019. Activity in the deep and ultra-deep offshore markets is expected to see some modest improvement in 2019, and pricing of newly sanctioned projects is estimated to be marginally higher than recent trends. In many international offshore shelf markets, we are seeing increased activity as operators are increasingly seeing improved economics at current commodity prices. In response, we will continue our efforts to expand products and services historically weighted to the U.S. market to international markets, reducing costs through operational efficiency gains and prioritizing projects that improve market share and profitability.

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

Inventories are required to be stated at the lower of cost or net realizable value. During 2017, we recorded an impairment of $51.2 million related to a lower of cost or net realizable value adjustment for our pipe and connectors inventory, which is included in the financial statement line item severance and other charges (credits), net on our consolidated statements of operations. The factors that led to this impairment included new technology (external and internal), oil and gas prices below levels necessary for our customers to sanction a significant amount of new offshore projects in the near-term and a change in customers’ preferences for newer technologies, all of which significantly impacted the net realizable value of our connectors inventory.

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

Water Discharges

The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. A responsible party includes the owner or operator of a facility from which a discharge occurs. Previously, in 2015, the EPA and the U.S. Army Corps of Engineers finalized a rule that would significantly expand the scope of the Clean Water Act’s jurisdictional, potential expanding the areas that would require permits prior to commencing construction or exploration and production activities. This rule has the potential to adversely affect our U.S. customers, which in turn could decrease demand for our services. However, in December 2018 the EPA proposed several legal challenges to the rule followed, along with attempts to stay implementation following the change in presidential administration. Currently, the rule is being implemented in 22 states but is enjoined in 28 states. Recently, in December 2018, the EPA and the Corps proposed a replacement rule that provides for more limited Clean Water Act Jurisdiction. Several groups have already announced their intentions to challenge the proposed rule. Therefore, the scope of jurisdiction under the Clean Water Act is uncertain at this time. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges. Pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water from our operations and may be required to develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of significant quantities of oil, including refined petroleum products.

Air Emissions

The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other emission control requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations can result in the imposition of administrative, civil and criminal penalties, as well as the issuance of orders or injunctions limiting or prohibiting non-compliant operations. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, or NAAQS, for ozone from 75 to 70 parts per billion and completed attainment/nonattainment designation in July 2018. State implementation of the revised NAAQS could result in stricter air emissions permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. We do not believe that any of our operations are subject to the federal Clean Air Act permitting or regulatory requirements for major sources of air emissions, but some of our facilities could be subject to state “minor source” air permitting requirements and other state regulatory requirements applicable to air emissions, such as source registration and recordkeeping requirements.

Climate Change

The EPA has determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. The EPA has proposed various measures regulating the emission of greenhouse gases, including proposed performance standards for new and existing power plants, and pre-construction and operating permit requirements for certain large stationary sources already subject to the Clean Air Act. Many of these actions are currently subject to legal challenge and we cannot predict what the final scope of federal greenhouse gas regulations may be or the costs that our operations or the operations of our customers may incur as a result of such regulations. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, as well as onshore and offshore oil and gas production facilities, on an annual basis.

The EPA had previously finalized standards in June 2016 designed to reduce methane emissions from certain oil and gas facilities by installing additional pollution controls and requiring enhanced leak detection and repair programs. In June 2017, the EPA published a proposed rule to stay portions of these 2016 standards for two years and reconsider the entirety of the 2016 standards, but in July 2017, the U.S. Court of Appeals for the District of Columbia Circuit ruled that such a stay was unlawful. In September 2018, the EPA proposed amendments to the 2016 standards that would relax the rule’s fugitive emissions monitoring requirements and expand exceptions to pneumatic pump requirements, among other changes. Various industry and environmental groups separately challenged the original and amended methane requirements and the EPA’s attempts to delay implementation of the rules. In addition, in April 2018, several states filed a lawsuit that seeks to compel the EPA to issue methane performance standards for existing sources in the oil and natural gas source category. These methane rules, to the extent implemented, have the potential to impose significant costs on our customers. Moreover, as a result of the developments described above, substantial uncertainty exists with respect to implementation of the EPA’s 2016 methane rule. However, given the long-term trend toward increasing regulation, future federal greenhouse regulations of the oil and gas industry remain a possibility, and several states have separately imposed their own regulations on methane emissions from oil and gas production activities.

While the U.S. Congress has yet to adopt legislation to reduce emissions of greenhouse gases, many of the states have already taken legal measures to reduce emissions of greenhouse gases. For example, the state of California has adopted a “cap and trade program” that requires major sources of greenhouse gas emissions to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal. On an international level, the United States is one of almost 200 nations that, in December 2015, agreed to an international climate change agreement in Paris, France, that calls for countries to set their own greenhouse gas emissions targets and be transparent about the measures each country will use to achieve its greenhouse gas emissions targets (“Paris Agreement”). The Paris Agreement was signed by the United States in April 2016 and entered into force on November 4, 2016; however, the Paris Agreement does not impose any binding obligations on its participants. In August 2017, the U.S. Department of State officially informed the United Nations of the United States’ intent to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time.

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

Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating or reducing their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration, development, production, and acquisition activities, which in turn could decrease demand for our services and products and adversely affect our business and results of operations. Shareholder activists have also put forth proposals directly to energy companies that, if successful, could require such companies to adopt carbon emission reduction targets or otherwise shift their operations away from less carbon intensive activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other extreme weather events. Offshore operations are particularly susceptible to damage from extreme weather events. If any of the potential effects of climate change were to occur, they could have an adverse effect on our business, financial condition and results of operations.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice in the oil and gas industry. The process involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. While we may provide supporting products through Blackhawk, we do not perform hydraulic fracturing, but many of our onshore customers utilize this technique. Certain environmental advocacy groups and regulatory agencies have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources and may cause earthquakes. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly. For example, the EPA has already begun to regulate certain hydraulic fracturing operations involving diesel under the Underground Injection Control program of the federal Safe Drinking Water Act. In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded “water cycle” activities associated with hydraulic fracturing may impact drinking water sources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local - or regional - scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. Based on the report’s findings, additional regulation of hydraulic fracturing by the EPA appears unlikely at this time. However, states and local governments may also seek to limit hydraulic fracturing activities through time, place, and manner restrictions on operations or ban the process altogether. The adoption of legislation or regulatory programs that restrict hydraulic fracturing could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our services.

Employee Health and Safety

We are subject to a number of federal and state laws and regulations, including the Occupational Safety and Health Act (“OSHA”) and comparable state statutes, establishing requirements to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and the public. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to worker health and safety.

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

Employees

At December 31, 2018, we had approximately 3,100 employees worldwide. We are a party to collective bargaining agreements or other similar arrangements in certain international areas in which we operate, such as Brazil, Asia Pacific, Africa and Europe. We consider our relations with our employees to be satisfactory.

Available Information

Our principal executive offices are located at Mastenmakersweg 1, 1786 PB Den Helder, the Netherlands, and our telephone number at that address is +31 (0)22 367 0000. Our primary U.S. offices are located at 10260 Westheimer Rd., Houston, Texas 77042, and our telephone number at that address is (281) 966-7300. Our website address is www.franksinternational.com, and we make available free of charge through our website our Annual Reports on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Our website also includes general information about us, including our Corporate Code of Business Conduct and Ethics, Financial Code of Ethics, Corporate Governance Guidelines, Whistleblower Policy and charters for the Audit Committee, Compensation Committee and Nominating and Governance Committee of our Board of Supervisory Directors. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules. Also, it is our intention to provide disclosure of amendments and waivers by website posting. Information on our website or any other website is not incorporated by reference herein and does not constitute a part of this report.

Our common stock is traded on the NYSE under the symbol (“FI”).

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

Our business depends on the level of activity in oil and gas exploration, development and production in market sectors worldwide. Oil and gas prices and market expectations of potential changes in these prices significantly affect this level of activity. However, higher commodity prices do not necessarily translate into increased drilling or well construction and completion activity, since customers’ expectations of future commodity prices typically drive demand for our services. The availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect the demand for our services. Worldwide military, political and economic events have in the past contributed to oil and gas price volatility and are likely to do so in the future. The demand for our products and services may be affected by numerous factors, including:

•	the level of worldwide oil and gas exploration and production;

•	the cost of exploring for, producing and delivering oil and gas;

•	demand for energy, which is affected by worldwide economic activity and population growth;

•	the level of excess production capacity;

•	the discovery rate of new oil and gas reserves;

•	the ability of the Organization of the Petroleum Exporting Countries (“OPEC”) to set and maintain production levels for oil;

•	the level of production by non-OPEC countries;

•	U.S. and global political and economic uncertainty, socio-political unrest and instability or hostilities;

•	demand for, availability of and technological viability of, alternative sources of energy; and

•	technological advances affecting energy exploration, production, transportation and consumption.

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

A significant amount of our U.S. onshore business is focused on unconventional shale resource plays. The demand for those services is substantially affected by oil and gas prices and market expectations of potential changes in these prices. If commodity prices go below a certain threshold for an extended period of time, demand for our services and products in the U.S. onshore market could be reduced, which could have a material adverse effect on our business, financial condition and results of operations.

Oil and gas prices are extremely volatile and have fluctuated during the year ended December 31, 2018, with average daily prices for New York Mercantile Exchange West Texas Intermediate ranging from a low of approximately $44/Bbl in December 2018 to a high of approximately $77/Bbl in June 2018. Any actual or anticipated reduction in oil or gas prices may reduce the level of exploration, drilling and production activities. Prolonged lower oil prices have resulted in softer demand for our products and services. Further, we have reduced pricing in some of our customer contracts in light of the volatility of the oil and gas market.

Furthermore, the oil and gas industry has historically experienced periodic downturns, which have been characterized by reduced demand for oilfield products and services and downward pressure on the prices we charge. A significant downturn in the oil and gas industry has adversely affected the demand for oilfield services and our business, financial condition and results of operations.

The recent downturn in the oil and gas industry has negatively affected and will likely continue to affect our ability to accurately predict customer demand, causing us to potentially hold excess or obsolete inventory and experience a reduction in gross margins and financial results.

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

Drilling for and producing oil and gas, and the associated services that we provide, include inherent dangers that may lead to property damage, personal injury, death or the discharge of hazardous materials into the environment. Many of these events are outside our control. Typically, we provide services at a well site where our personnel and equipment are located together with personnel and equipment of our customers and third parties, such as other service providers. At many sites, we depend on other companies and personnel to conduct drilling operations in accordance with applicable environmental laws and regulations and appropriate safety standards. From time to time, personnel are injured or equipment or property is damaged or destroyed as a result of accidents, failed equipment, faulty products or services, failure of safety measures, uncontained formation pressures, or other dangers inherent in drilling for oil and gas. Often, our services are deployed on more challenging prospects, particularly deepwater offshore drilling sites, where the occurrence of the types of events mentioned above can have an even more catastrophic impact on people, equipment and the environment. Such events may expose us to significant potential losses, which could adversely affect our business, financial condition and results of operations.

We are vulnerable to risks associated with our offshore operations that could negatively impact our business, financial condition and results of operations.

We conduct offshore operations in the U.S. Gulf of Mexico and almost every significant international offshore market, including Africa, the Middle East, Latin America, Europe, the Asia Pacific region and several other producing regions. Our operations and financial results could be significantly impacted by conditions in some of these areas because we are vulnerable to certain unique risks associated with operating offshore, including those relating to:

•	hurricanes, ocean currents and other adverse weather conditions;

•	terrorist attacks, such as piracy;

•	failure of offshore equipment and facilities;

•	local and international political and economic conditions and policies and regulations related to offshore drilling;

•	unavailability of offshore drilling rigs in the markets that we operate;

•	the cost of offshore exploration for, and production and transportation of, oil and gas;

•	successful exploration for, and production and transportation of, oil and gas from onshore sources;

•	the availability and rate of discovery of new oil and gas reserves in offshore areas;

•	the availability of infrastructure to support oil and gas operations; and

•	the ability of oil and gas companies to generate or otherwise obtain funds for exploration and production.

While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our business, financial condition and results of operations.

Our international operations and revenue expose us to political, economic and other uncertainties inherent to international business.

We have substantial international operations, and we intend to grow those operations further. For the years ended December 31, 2018, 2017 and 2016, international operations accounted for approximately 46%, 46% and 49%, respectively, of our revenue. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, including, but not limited to, the following:

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

To compete in our industry, we must continue to develop new technologies and products to support our operations, secure and maintain patents related to our current and new technologies and products and protect and enforce our intellectual property rights.

The markets for our services and products are characterized by continual technological developments. While we believe that the proprietary products we have developed provide us with technological advances in providing services to our customers, substantial improvements in the scope and quality of the products in the market we operate may occur over a short period of time. In addition, alternative products and services may be developed which may compete with or displace our products and services. If we are not able to develop commercially competitive products in a timely manner in response, our ability to service our customers’ demands may be adversely affected. Our future ability to develop new products in order to support our services depends on our ability to design and produce products that allow us to meet the needs of our customers and third parties on an integrated basis, and obtain and maintain patent protection.

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

Our operations may be adversely affected by various laws and regulations in countries in which we operate relating to the equipment and operation of drilling units, oil and gas exploration and development, as well as import and export activities.

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

In addition, the shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations. Our import and export activities are governed by unique customs laws and regulations in each of the countries where we operate. Moreover, many countries control the import and export of certain goods, services and technology and impose related import and export recordkeeping and reporting obligations. Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities, and we are also subject to the U.S. anti-boycott law. In addition, certain anti-dumping regulations in the U.S. and other countries in which we operate may prohibit us from purchasing pipe from certain suppliers.

The laws and regulations concerning import and export activity, recordkeeping and reporting, import and export control and economic sanctions are complex and constantly changing. These laws and regulations may be enacted, amended, enforced or interpreted in a manner materially impacting our operations. An economic downturn may increase some foreign governments’ efforts to enact, enforce, amend or interpret laws and regulations as a method to increase revenue. Materials that we import can be delayed and denied for varying reasons, some of which are outside our control and some of which may result from failure to comply with existing legal and regulatory regimes. Shipping delays or denials could cause unscheduled operational downtime. Any failure to comply with these applicable legal and regulatory obligations also could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from government contracts, seizure of shipments and loss of import and export privileges.

We may be exposed to unforeseen risks in our services and product manufacturing, which could adversely affect our results of operations.

We operate a number of manufacturing facilities to support our operations. In addition, we also manufacture certain products, including large OD pipe connectors and cementing products that we sell directly to external customers. The equipment and management systems necessary for such operations may break down, perform poorly or fail, resulting in fluctuations in manufacturing efficiencies. Additionally, some of our U.S. onshore business may be conducted under fixed price or “turnkey” contracts. Under fixed price contracts, we agree to perform a defined scope of work for a fixed price. Prices for these contracts are based largely upon estimates and assumptions relating to project scope and specifications, personnel and material needs.

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

Our operations require personnel with specialized skills and experience. Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers is high, the supply can be limited in certain jurisdictions, and the cost to attract and retain qualified personnel has increased over the past few years. In addition, we are currently a party to collective bargaining or similar agreements in certain international areas in which we operate, which could result in increases in the wage rates that we must pay to retain our employees. Furthermore, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If any of these events were to occur, our capacity could be diminished, our ability to respond quickly to customer demands or strong market conditions may be inhibited and our growth potential could be impaired, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our product lines in the Tubular Sales segment and Blackhawk segment depend on a limited number of third party suppliers. The suppliers for the Tubular Sales segment are concentrated in Japan (2) and Germany (2) and are vendors for pipe (driven by customer requirements) while the three suppliers for the Blackhawk segment are concentrated in the U.S. As a result of this concentration in some of our supply chains, our business and operations could be negatively affected if our key suppliers were to experience significant disruptions affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of any one of our key suppliers, or a significant adverse change in the relationship with any of these suppliers, through consolidation or otherwise, would limit our ability to manufacture or sell certain of our products.

Our services and products are provided in connection with operations that are subject to potential hazards inherent in the oil and gas industry, and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.

Our services and products are provided in connection with potentially hazardous drilling, completion and production applications in the oil and gas industry where an accident can potentially have catastrophic consequences. This is particularly true in deepwater operations. Risks inherent to these applications, such as equipment malfunctions and failures, equipment misuse and defects, explosions, blowouts and uncontrollable flows of oil, gas or well fluids and natural disasters, on land or in deepwater or shallow water environments, can cause personal injury, loss of life, suspension of operations, damage to formations, damage to facilities, business interruption and damage to or destruction of property, surface water and drinking water resources, equipment, natural resources and the environment. If our services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract, fines or other litigation claims, which could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and gas production, pollution and other environmental damages. Our insurance policies may not be adequate to cover all liabilities. Further, insurance may not be generally available in the future or, if available, insurance premiums may make such insurance commercially unjustifiable. Moreover, even if we are successful in defending a claim, it could be time-consuming and costly to defend.

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

For example, in April 2016 the U.S. Bureau of Safety and Environmental Enforcement (“BSEE”) finalized more stringent standards relating to well control equipment used in connection with offshore well drilling operations. The standards focus on blowout preventers, along with well design, well control, casing, cementing, real-time well monitoring, and subsea containment requirements. However, in September 2018, the BSEE published final revisions to its regulations regarding offshore drilling safety equipment, removing certain requirements such as third-party equipment certification and reducing equipment monitoring and reporting obligations. However, government agencies could issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico that could disrupt or delay drilling operations, increase the cost of drilling operations or reduce the area of operations for drilling. Any new regulation could dampen demand for our equipment and services and have an adverse effect on our business.

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

Our business is dependent on our ability to provide highly reliable and safe equipment. If our equipment does not meet statutory regulations, or equipment certification requirements, and/or our clients do not accept the quality of our equipment, we could encounter loss of contracts and/or loss of reputation, which could materially impact our operations and profitability. Further, the failure of our equipment could subject us to litigation, regulatory fines and/or adverse customer reaction. In addition, equipment certification requirements vary by region and changes in these requirements could impact our ability to operate in certain markets if our tools do not comply with these requirements.

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

Analogous or stricter laws exist in other countries where we operate. The trend in environmental regulation has been to impose increasingly stringent restrictions and limitations on activities that may impact the environment. Some countries have even established constitutional rights relating to the environment. The implementation of new laws and regulations could result in materially increased costs, stricter standards and enforcement, larger fines and liability and increased capital expenditures and operating costs, particularly for our customers.

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

We are currently conducting an internal investigation of the operations of certain of our foreign subsidiaries in West Africa for possible violations of the FCPA, our policies and other applicable laws, and in June 2016, we voluntarily disclosed the existence of our extensive internal review to the SEC, the U.S. Department of Justice (“DOJ”) and other governmental entities. We are unable to predict the ultimate resolution of these matters before the SEC and DOJ. Adverse action by these government agencies could have a material adverse effect on our business.

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

Restrictions on emissions of greenhouse gases could increase our operating costs or reduce demand for our products and services.

Environmental advocacy groups and regulatory agencies in the United States and other countries have focused considerable attention on emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) and their potential role in climate change. The EPA has adopted regulations to reduce GHG emissions under existing provisions of the federal Clean Air Act. For example, in June 2016, the EPA finalized rules that establish new controls for emissions of methane, known as Subpart OOOOa, for new, modified or reconstructed sources in the oil and natural gas source category. However, there have been attempts to modify these regulations, and litigation concerning the regulations is ongoing. The BLM finalized similar rules in November 2016; however, in September 2018, the BLM issued a final rule rescinding the agency’s 2016 methane rule, and litigation challenging the rescission is pending. As a result, future implementation of these federal methane rules remains uncertain at this time. However, given the long term trend towards stricter regulations of GHGs, it is likely that some form of federal methane regulation may be proposed again in the future. Some oil and gas producing states also have methane emission control requirements. To the extent implemented, these rules have the potential to impose significant costs on our customers.

While Congress has from time to time considered legislation to reduce emissions of GHGs, no significant legislation to reduce GHG emissions has been adopted at the federal level. In the absence of federal climate legislation, a number of state and regional GHG reduction efforts have emerged, either through emission cap and trade programs or legal requirements for the promotion of renewable energy. Analogous or stricter regulations exist in many of the other countries in which we provide services. For example, the European Union (“EU”) Emissions Trading System requires companies in many industries, including oil and gas production, to redeem allowances to cover their GHG emissions. Separately, in December 2018, the EU finalized a second Renewable Energy Directive, which requires member states to fulfill 32% of their energy demand from renewable sources by 2030. The adoption of additional legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs and could reduce demand for hydrocarbons that our customers produce. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.

Moreover, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain sources of capital restricting or eliminating their investment in oil and natural gas activities. Additionally, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or restrict more carbon-intensive activities. While we cannot predict the outcomes of such proposals, they could make it more difficult for operators to engage in exploration and production activities, ultimately reducing demand for our services. Notwithstanding potential risks related to climate change, the

International Energy Agency estimates that global energy demand will continue to rise and will not peak until 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, many scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other extreme weather events. Offshore operations are particularly susceptible to damage from extreme weather events. If any of the potential effects of climate change were to occur, they could have an adverse effect on our business, financial condition and results of operations.

We face risks related to natural disasters and pandemic diseases, which could result in severe property damage or materially and adversely disrupt our operations and affect travel required for our worldwide operations.

Some of our operations involve risks of, among other things, property damage, which could curtail our operations. For example, disruptions in operations or damage to a manufacturing plant could reduce our ability to produce products and satisfy customer demand. In particular, we have offices and manufacturing facilities in Houston, Texas and Houma and Lafayette, Louisiana as well as in various places throughout the Gulf Coast region of the United States. These offices and facilities are particularly susceptible to severe tropical storms, hurricanes and flooding, which may disrupt our operations. If one or more manufacturing facilities we own are damaged by severe weather or any other disaster, accident, catastrophe or event, our operations could be significantly interrupted. Similar interruptions could result from damage to production or other facilities that provide supplies or other raw materials to our plants or other stoppages arising from factors beyond our control. These interruptions might involve significant damage to, among other things, property, and repairs might take from a week or less for a minor incident to many months or more for a major interruption.

In addition, a portion of our business involves the movement of people and certain parts and supplies to or from foreign locations. Any restrictions on travel or shipments to and from foreign locations, due to the occurrence of natural disasters such as earthquakes, floods or hurricanes, or an epidemic or outbreak of diseases in these locations, could significantly disrupt our operations and decrease our ability to provide services to our customers. In addition, our local workforce could be affected by such an occurrence or outbreak which could also significantly disrupt our operations and decrease our ability to provide services to our customers.

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

From time to time, fluctuations in currency exchange rates could be material to us depending upon, among other things, the principal regions in which we provide our services and products. For the year ended December 31, 2018, on a U.S.

dollar-equivalent basis, approximately 24% of our revenue was represented by currencies other than the U.S. dollar. In particular, we are sensitive to fluctuations in currency exchange rates between the U.S. dollar and each of the Euro, Norwegian Krone, British Pound, Canadian Dollar and Brazilian Real. There may be instances in which costs and revenue will not be matched with respect to currency denomination. As a result, to the extent that we continue our expansion on a global basis, as expected, we expect that increasing portions of revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. Further, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against these risks.

Seasonal and weather conditions could adversely affect demand for our services and operations.

Weather can have a significant impact on demand as consumption of energy is seasonal, and any variation from normal weather patterns, such as cooler or warmer summers and winters, can have a significant impact on demand. Adverse weather conditions, such as hurricanes and ocean currents in the U.S. Gulf of Mexico or typhoons in the Asia Pacific region, may interrupt or curtail our operations, or our customers’ operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured. Extreme winter conditions in Canada, Russia, or the North Sea, or droughts in more arid regions in which we do business may interrupt or curtail our operations, or our customers’ operations, and result in a loss of revenue.

Legislation or regulations restricting the use of hydraulic fracturing could reduce demand for our services.

Hydraulic fracturing is an important and common practice in the oil and gas industry. The process involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. While we do not perform hydraulic fracturing, many of our customers utilize this technique. Certain environmental advocacy groups and regulatory agencies have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources and may cause earthquakes. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water sources under certain limited circumstances. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands, but this rule was repealed in December 2017. Litigation concerning this rescission is ongoing. The adoption of legislation or regulatory programs that restrict hydraulic fracturing could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our services.

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

Much of the world’s oil and gas reserves are controlled by state-owned oil companies, and we provide services and products for a number of those companies. State-owned oil companies may require their contractors to meet local content requirements or other local standards, such as joint ventures, that could be difficult or undesirable for us to meet. The failure to meet the local content requirements and other local standards may adversely impact our operations in those countries. In addition, our ability to work with state-owned oil companies is subject to our ability to negotiate and agree upon acceptable contract terms.

Restrictions in the agreement governing the New ABL Credit Facility could adversely affect our business, financial condition and results of operations.

On November 5, 2018, FICV, Frank's International, LLC and Blackhawk, as borrowers, and FINV, certain of FINV's subsidiaries, including FICV, Frank’s International, LLC, Blackhawk, Frank's International GP, LLC, Frank's International, LP, Frank's International LP B.V., Frank's International Partners B.V., Frank's International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, L.L.C., as guarantors, entered into a five-year senior secured revolving credit facility (the “New ABL Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent (the “ABL Agent”), and other financial institutions as lenders with total commitments of $100.0 million, including up to $15.0 million available for letters of credit. The operating and financial restrictions in the New ABL Credit Facility and any future financing agreements could restrict our ability to finance future operations or capital needs, or otherwise pursue our business activities. For example, the New ABL Credit Facility limits our and our subsidiaries’ ability to, among other things:

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

Please see “Management’s Discussion & Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Credit Facilities.”

Risks Related to Our Corporate Structure

We are a holding company and our sole material assets are our direct and indirect equity interests in our operating subsidiaries, and we are accordingly dependent upon distributions from such subsidiaries to pay taxes, make payments under the tax receivable agreement (“TRA”), and pay dividends.

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

The Mosing family holds a majority of the total voting power of the Company’s common stock (the “FINV Stock”) and, accordingly, could have substantial control over our management and affairs.

The Mosing family (either individually or through various holding entities of the Mosing family members) currently collectively owns approximately 62% of the total voting power entitled to vote at annual or special meetings. While the Mosing family members have terminated a voting agreement with respect to the shares they own, the Mosing family has the ability (but not the requirement) to designate on an annual basis who will comprise our Board of Supervisory Directors nominated to the shareholders based on the amount of shares that they collectively own. Moreover, pursuant to our amended and restated articles of association, our board of directors will consist of no more than nine individuals. The Mosing family has the right to recommend one director for nomination to the supervisory board for each 10% of the outstanding FINV Stock they collectively beneficially own, up to a maximum of five directors. The remaining directors are nominated by our supervisory board. Our supervisory board currently consists of nine members, three of whom are members of the Mosing family. The existence of significant shareholders may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company. So long as the Mosing family continues to own a significant amount of the FINV Stock, even if such amount represents less than 50% of the aggregate voting power, they will continue to be able to influence matters requiring shareholder approval, regardless of whether or not other shareholders believe that the transaction is in their own best interests.

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

The TRA provides that we may terminate it early. If we elect to exercise our sole right to terminate the TRA early, we are required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that we have sufficient taxable income to fully utilize such benefits and that any interests in FICV that Mosing Holdings or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA are similarly accelerated following certain mergers or other changes of control. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on December 31, 2018, the estimated termination payment would be approximately $44.6 million (calculated using a discount rate of 5.87%). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the TRA. If we were unable to finance our obligations due under the TRA, we would be in breach of the agreement. Any such breach could adversely affect our business, financial condition or results of operations.

Payments under the TRA will be based on the tax reporting positions that we will determine. If the Internal Revenue Service (the “IRS”) were to successfully challenge a tax basis increase or other benefits arising under the TRA, the holders of rights under the TRA will not reimburse us for any payments previously made under the TRA if such basis increases or other benefits are subsequently disallowed, except that excess payments made to any such holder will be netted against payments otherwise to be made, if any, to such holder after our determination of such excess. As a result, in such circumstances, we could make payments that are greater than our actual cash tax savings, if any, and may not be able to recoup those payments, which could adversely affect our liquidity.

Risks Related to Our Common Stock

Future sales of our common stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity may dilute your ownership in us.

As of February 18, 2019, we had 224,455,806 outstanding shares of our common stock. We may sell additional shares of common stock in subsequent public offerings. Members of the Mosing family own, both directly and indirectly, approximately 62% of our total outstanding FINV Stock. All of these shares may be sold into the market in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In order to design, manufacture and service the proprietary products that support our operations, as well as those that we offer for sale directly to external customers, we maintain several manufacturing and service facilities around the world. Though our manufacturing and service capabilities are primarily concentrated in the U.S., we currently provide our services and products in approximately 50 countries.

The following table details our material facilities by segment, owned or leased by us as of December 31, 2018.

Location	Leased or Owned	Principal/Most Significant Use

All Segments
Houston, Texas	Leased	Corporate office
Den Helder, the Netherlands	Owned	Regional operations and administration

U.S. Services and Tubular Sales Segments
Lafayette, Louisiana	Owned	Regional operations, manufacturing, engineering and administration
New Iberia, Louisiana	Leased	Regional operations

International Services Segment
Aberdeen, Scotland	Owned	Regional operations, engineering and administration
Dubai, United Arab Emirates	Leased	Regional operations and administration
Kuala Lumpur, Malaysia	Leased	Regional operations and administration
Macaé, Brazil	Leased	Regional operations and administration

Blackhawk Segment
Houma, Louisiana	Leased	Regional operations, manufacturing and administration

Our largest manufacturing facility is located in Lafayette, Louisiana, where we manufacture a substantial portion of our tubular handling tools. The facility serves our U.S. Services segment in the U.S. Gulf of Mexico and our Tubular Sales segment. The Lafayette facility is our global headquarters for the design and manufacture of our equipment and is situated on a total of 170 acres. The main facility occupies 148 acres and consists of manufacturing, operations, pipe storage, training and administration. The remaining 22 acres located off of the main campus consists of manufacturing, warehousing and administration. There is a total of 16 buildings onsite and 16 buildings offsite. Our manufacturing operations occupy 15 of the 32 buildings, with the remaining buildings dedicated to administration, training and other operational tasks. The main administrative building within the facility is approximately 172,636 square feet. We believe the facilities that we currently occupy are suitable for their intended use.

Item 3. Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of December 31, 2018. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows. See Note 18—Commitments and Contingencies in the Notes to Consolidated Financial Statements, which are incorporated herein by reference to Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

We are conducting an internal investigation of the operations of certain of our foreign subsidiaries in West Africa including possible violations of the FCPA, our policies and other applicable laws. In June 2016, we voluntarily disclosed the existence of our extensive internal review to the SEC, the DOJ and other governmental entities. It is our intent to continue to fully cooperate with these agencies and any other applicable authorities in connection with any further investigation that may be conducted in connection with this matter. To date, our review has not indicated that there has been any material impact on our previously filed financial statements, although we have continued to collect information and cooperate with the authorities.

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

As disclosed above, our investigation into possible violations of the FCPA remains ongoing, and it is our intent to continue to cooperate with the SEC, DOJ and other relevant governmental entities in connection therewith. At this time, we are unable to predict the ultimate resolution of these matters with these agencies, including any financial impact to us. Our board and management are committed to continuously enhancing our internal controls that support improved compliance and transparency throughout our global operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NYSE under the symbol “FI”.

On February 18, 2019, we had 224,455,806 shares of common stock outstanding. The common shares outstanding at February 18, 2019 were held by approximately 29 record holders. The actual number of shareholders is greater than the number of holders of record.

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for discussion of equity compensation plans.

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

Unregistered Sales of Equity Securities

We did not have any sales of unregistered equity securities during the year ended December 31, 2018 that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following performance graph compares the performance of our common stock to the PHLX Oil Service Sector Index, Russell 2000 Index and to a peer group established by management. The peer group consists of the following companies: Baker Hughes Inc., Core Laboratories N.V., Diamond Offshore Drilling, Inc., Dril-Quip, Inc., Ensco plc, Forum Energy Technologies, Inc., Halliburton Company, Helmerich & Payne, Inc., Hornbeck Offshore Services, Inc., Nabors Industries Ltd., National Oilwell Varco, Inc., Oceaneering International, Inc., Patterson-UTI Energy, Inc., Rowan Companies plc, Schlumberger N.V., Transocean Ltd. and Weatherford International Ltd.

The graph below compares the cumulative total return to holders of our common stock with the cumulative total returns of the PHLX Oil Service Sector Index, Russell 2000 Index and our peer group for the period from December 31, 2013 through December 31, 2018. The graph assumes that the value of the investment in our common stock was $100 at December 31, 2013 and for each index (including reinvestment of dividends) and tracks the return on the investment through December 31, 2018. The shareholder return set forth herein is not necessarily indicative of future performance.

*$100 invested on 12/31/2013, including reinvestment of dividends. Fiscal year ending December 31.
The performance graph above and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate by reference.

Item 6. Selected Financial Data

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our audited Consolidated Financial Statements that are included in this Form 10-K. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Financial Statement Data:
Revenue	$522,493	$454,795	$487,531	$974,600	$1,152,632
Net income (loss)	(90,733)	(159,457)	(156,079)	106,110	229,312
Total assets	1,193,929	1,261,769	1,588,061	1,726,838	1,758,681
Debt	5,627	4,721	276	7,321	304
Total equity	1,034,772	1,115,901	1,311,319	1,451,426	1,472,536

Earnings Per Share Information:
Basic income (loss) per common share	$(0.41)	$(0.72)	$(0.77)	$0.51	$1.03

Diluted income (loss) per common share	$(0.41)	$(0.72)	$(0.77)	$0.50	$1.03

Weighted average common shares outstanding:
Basic	223,999	222,940	176,584	154,662	153,814
Diluted	223,999	222,940	176,584	209,152	207,828
Cash dividends per common share	$—	$0.225	$0.45	$0.60	$0.45

Other Data:
Adjusted EBITDA (1)	$33,232	$5,715	$25,031	$319,086	$451,513

(1)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. For a definition and a reconciliation of Adjusted EBITDA to our income from continuing operations, its most directly comparable financial measure presented in accordance with GAAP, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - How We Evaluate Our Operations - Adjusted EBITDA and Adjusted EBITDA Margin.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” included in this Form 10-K.

This section contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations, and involve risks and uncertainties. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements because of various factors, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements,” Part I, Item 1A, “Risk Factors” and elsewhere in this Form 10-K.

Overview of Business

We are a global provider of highly engineered tubular services, tubular fabrication and specialty well construction and well intervention solutions to the oil and gas industry and have been in business for 80 years. We provide our services and products to leading exploration and production companies in both offshore and onshore environments, with a focus on complex and technically demanding wells.

We conduct our business through four operating segments:

•
International Services. We currently provide our tubular services in approximately 50 countries on six continents. Our customers in these international markets are primarily large exploration and production companies, including integrated oil and gas companies and national oil and gas companies, and other oilfield services companies.

•
U.S. Services. We provide tubular services in the active onshore oil and gas drilling regions in the U.S., including the Permian Basin, Eagle Ford Shale, Haynesville Shale, Marcellus/Utica Shale, Niobrara Shale, Woodford Shale, Green River Basin and Uintah Basin, as well as in the U.S. Gulf of Mexico.

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

How We Generate Our Revenue

The majority of our services revenues are derived primarily from providing tubular services, which involves the handling and installation of multiple joints of pipe to establish a cased wellbore and the installation of smaller diameter pipe inside a cased wellbore.

In contrast, our product revenues are derived from sales of certain products, including large OD pipe connectors and large OD pipe manufactured by third parties, directly to external customers.

Our Blackhawk revenues are derived from well construction and well intervention services and products. The revenues have historically been split evenly between service revenue and product revenue.

In addition, our customers typically reimburse us for transportation costs that we incur in connection with transporting our products and equipment from our staging areas to the customers’ job sites.

Outlook

Despite recent headwinds, in 2019 we expect to see increased customer spending globally on oil and natural gas exploration and production in response to the continued stabilization of commodity prices. Much of the anticipated increase in spending will continue to be associated with U.S. onshore projects, although we anticipate the rate of spending outside of U.S. onshore to increase in 2019. Activity in the deep and ultra-deep offshore markets is expected to see some modest improvement in 2019, and pricing of newly sanctioned projects is estimated to be marginally higher than recent trends. In many international offshore shelf markets, we are seeing increased activity as operators are increasingly seeing improved economics at current commodity prices. In response, we will continue our efforts to expand products and services historically weighted to the U.S. market to international markets, reducing costs through operational efficiency gains and prioritizing projects that improve market share and profitability.

For our offshore businesses, both in the U.S. and internationally, we expect the trend of the last few years of less predictable, shorter-term projects to stabilize, if not reverse slightly in 2019. In 2018, we made significant market share gains globally and expect to continue to maintain those gains in certain markets, but competitive pricing is likely to persist that could result in lower growth in both revenue and margins.

Our onshore operations are expected to see sequential improvement, particularly in the U.S. onshore market, as drilling activity levels remain robust. The increase in demand for our services combined with a leaner cost structure is expected to result in higher revenues and improved profitability for this business in 2019.

The Tubular Sales segment is primarily driven by specialized needs of our customers and the timing of projects, specifically in the Gulf of Mexico. We expect to benefit from increased sales in select international markets that are predicted to supplement our flat to slightly down outlook in the offshore Gulf of Mexico.

The Blackhawk segment product and service lines are expected to see meaningful improvement in 2019. The U.S. onshore products and services will likely improve significantly from the expansion of new physical presence into new basins previously underrepresented. The growth of Blackhawk into international offshore markets is expected to see a significant sequential improvement as new equipment is built, certified and deployed in these markets. However, the U.S. Gulf of Mexico market expects to see continued headwinds as operator activity is expected to be flat to slightly down.

Overall, our market outlook continues to be modestly improved. The onshore markets in the U.S. are stable and we are expecting higher activity from select international offshore markets. We expect to continue to deploy new tools and services into select international markets with historical underrepresentation by the Blackhawk and Tubular Sales segments. We remain in a very strong position financially with a significant cash balance relative to our debt.

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

The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to net loss for each of the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016

Net loss	$(90,733)	$(159,457)	$(156,079)
Interest income, net	(4,243)	(2,309)	(2,073)
Depreciation and amortization	111,292	122,102	114,215
Income tax expense (benefit)	(2,950)	72,918	(25,643)
(Gain) loss on disposal of assets	(1,309)	(2,045)	1,117
Foreign currency (gain) loss	5,675	(2,075)	10,819
TRA related adjustments (1)	1,359	(122,515)	—
Charges and credits (2)	14,141	99,096	82,675
Adjusted EBITDA	$33,232	$5,715	$25,031
Adjusted EBITDA margin	6.4%	1.3%	5.1%

(1) Please see Note 13—Related Party Transactions in the Notes to Consolidated Financial Statements for further discussion.

(2)
Comprised of Equity-based compensation expense (2018: $10,621; 2017: $13,862; 2016: $15,978), Mergers and acquisition expense (2018: $58; 2017: $459; 2016: $13,784), Severance and other charges (credits), net (2018: $(310); 2017: $75,354; 2016: $46,406), Unrealized and realized (gains) losses (2018: $(1,682); 2017: $2,791; 2016: $110), Investigation-related matters (2018: $5,454; 2017: $6,143; 2016: $6,397) and Other adjustments (2018: none; 2017: $487; 2016: none).

Safety Performance

Safety is our primary core value. Maintaining a strong safety record is a critical component of our operational success. Many of our customers have safety standards we must satisfy before we can perform services. As a result, we continually monitor and improve our safety performance through the evaluation of safety observations, job and customer surveys, and safety data. The primary measure for our safety performance is the tracking of the Total Recordable Incident Rate (“TRIR”). TRIR is a measure of the rate of recordable workplace injuries, normalized on the basis of 100 full time employees for an annual period. The factor is derived by multiplying the number of recordable injuries in a calendar year by 200,000 and dividing this value by the total hours actually worked in the year. A recordable injury includes occupational death, nonfatal occupational illness, and other occupational injuries that involve loss of consciousness, lost time injuries, restriction of work or motion cases, transfer to another job, or medical treatment cases other than first aid.

The table below presents our worldwide TRIR for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016

TRIR	0.84	0.57	0.87

Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016

Revenues:
Services	$416,781	$364,061	$397,369
Products	105,712	90,734	90,162
Total revenue	522,493	454,795	487,531

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Services	265,688	223,222	246,652
Products	84,429	87,200	70,616
General and administrative expenses	155,584	163,704	171,887
Depreciation and amortization	111,292	122,102	114,215
Severance and other charges (credits), net	(310)	75,354	46,406
(Gain) loss on disposal of assets	(1,309)	(2,045)	1,117
Operating loss	(92,881)	(214,742)	(163,362)

Other income (expense):
TRA related adjustments (1)	(1,359)	122,515	—
Other income	2,047	1,763	4,170
Interest income, net	4,243	2,309	2,073
Mergers and acquisition expense	(58)	(459)	(13,784)
Foreign currency gain (loss)	(5,675)	2,075	(10,819)
Total other income (expense)	(802)	128,203	(18,360)
Loss before income taxes	(93,683)	(86,539)	(181,722)
Income tax expense (benefit)	(2,950)	72,918	(25,643)
Net loss	(90,733)	(159,457)	(156,079)
Less: Net loss attributable to noncontrolling interest	—	—	(20,741)
Net loss attributable to Frank’s International N.V.	$(90,733)	$(159,457)	$(135,338)

(1) Please see Note 13—Related Party Transactions in the Notes to Consolidated Financial Statements for further discussion.

Consolidated Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues. Revenues from external customers, excluding intersegment sales, for the year ended December 31, 2018 increased by $67.7 million, or 14.9%, to $522.5 million from $454.8 million for the year ended December 31, 2017. Revenues increased across all of our segments primarily as a result of improved activity levels, particularly in the western hemisphere. Revenues for our segments are discussed separately below under the heading “Operating Segment Results.”

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the year ended December 31, 2018 increased by $39.7 million, or 12.8%, to $350.1 million from $310.4 million for the year ended December 31, 2017. The increase was primarily due to higher activity levels and mix of work in the U.S. Services and Blackhawk segments, partially offset by productivity actions taken in 2017 and 2018.

General and administrative expenses. General and administrative (“G&A”) expenses for the year ended December 31, 2018 decreased by $8.1 million, or 5.0%, to $155.6 million from $163.7 million for the year ended December 31, 2017, primarily due to lower professional fees and stock-based compensation expense, as well as reduced expenses associated with aircraft sold in 2017.

    Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2018 decreased by $10.8 million, or 8.9%, to $111.3 million from $122.1 million for the year ended December 31, 2017, as a result of a lower depreciable base due to decreased capital expenditures in recent years.

Severance and other charges (credits), net. Severance and other charges (credits), net for the year ended December 31, 2018 changed by $75.7 million to a credit of $0.3 million from a charge of $75.4 million for the year ended December 31, 2017. In 2017, we recorded impairments of our pipe and connectors inventory of $51.2 million and accounts receivable write offs of $15.0 million related to Venezuela, Nigeria and Angola. During the fourth quarter of 2017, management decided to significantly reduce our footprint in Nigeria and Angola by exiting certain bases and temporarily abandoning our investment in Venezuela. In 2018, we recovered $4.9 million of previously written off receivables from a customer in Angola. See Note 19—Severance and Other Charges (Credits), net in the Notes to Consolidated Financial Statements for additional information.

Foreign currency gain (loss). Foreign currency gain (loss) for the year ended December 31, 2018 changed by $7.8 million to a loss of $5.7 million from a gain of $2.1 million for the year ended December 31, 2017. The change in foreign currency results was primarily driven by the strengthening of the U.S. dollar against other currencies.

Income tax expense (benefit). Income tax expense (benefit) for the year ended December 31, 2018 changed by $75.9 million to a benefit of $3.0 million from an expense of $72.9 million for the year ended December 31, 2017. The effective income tax rate was 3.1% and (84.3)% for the years ended December 31, 2018 and December 31, 2017, respectively. The change from 2017 to 2018 was primarily because in 2017 we: (1) recorded valuation allowances against our net deferred tax assets, (2) reversed deferred taxes in conjunction with the derecognition of the TRA, and (3) recorded the effect of a change in U.S. federal income tax rates on our deferred tax assets and liabilities. In addition, in 2018 we recorded a deferred tax benefit in conjunction with the reorganization of our intercompany leasing operations. Excluding these one-time items, the effective income tax rate and income tax expense (benefit) for 2017 would have been 57.4% and $(49.7) million, respectively and the effective income tax rate and income tax expense (benefit) for 2018 would have been 8.8% and $(8.3) million, respectively. The change from 2017 to 2018, excluding one-time items, is primarily due to changes in the jurisdictional mix of earnings and the application of the reduced U.S. tax rate of 21% to our U.S. operations.

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

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues. Revenues from external customers, excluding intersegment sales, for the year ended December 31, 2017 decreased by $32.7 million, or 6.7%, to $454.8 million from $487.5 million for the year ended December 31, 2016. The decrease was primarily attributable to lower revenues in the majority of our segments due to declining activity as depressed oil and gas prices resulted in reduced rig count in offshore markets, downward pricing pressures, rig cancellations and delays as well as deferred work scopes in the International and offshore U.S. Services regions. Tubular Sales decreased due to lower international demand and decreased deepwater fabrication revenue. The decreased revenues were partially offset by an increase in revenues from our Blackhawk segment of $61.0 million resulting from our acquisition of Blackhawk in November 2016 and improved U.S. onshore revenues. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information on our Blackhawk acquisition. Revenues for our segments are discussed separately below under the heading “Operating Segment Results.”

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

General and administrative expenses. General and administrative (“G&A”) expenses for the year ended December 31, 2017 decreased by $8.2 million, or 4.8%, to $163.7 million from $171.9 million for the year ended December 31, 2016, primarily due to the bad debt expense related to Venezuelan receivables in 2016, a reduction in compensation and benefit related expenses, and one-time property tax credits earned in 2017, partially offset by higher IT expenses and increased G&A expense related to the Blackhawk acquisition. Expense related to the write-off of Venezuelan receivables in 2017 is included in severance and other charges (credits), net.

Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2017 increased by $7.9 million, or 6.9%, to $122.1 million from $114.2 million for the year ended December 31, 2016. The increase was primarily attributable to our Blackhawk acquisition, partially offset by a lower depreciable base as a result of asset retirements during the fourth quarter of 2016.

Severance and other charges (credits), net. Severance and other charges (credits), net for the year ended December 31, 2017 increased $28.9 million, or 62.4%, to $75.4 million, primarily due to impairments of our pipe and connectors inventory of $51.2 million and accounts receivable write offs of $15.0 million related to Venezuela, Nigeria and Angola. During the fourth quarter of 2017, management decided to significantly reduce our footprint in Nigeria and Angola by exiting certain bases and temporarily abandoning our investment in Venezuela. This was partially offset by lower severance and other costs of $13.8 million and lower fixed asset retirements and abandonments of $23.4 million as compared to the prior year. See Note 19—Severance and Other Charges (Credits), net in the Notes to Consolidated Financial Statements for additional information.

Foreign currency gain (loss). Foreign currency gain (loss) for the year ended December 31, 2017 changed by $12.9 million to a gain of $2.1 million from a loss of $10.8 million for the year ended December 31, 2016. The change was primarily due to the devaluation of the Nigerian Naira during 2016.

Income tax expense (benefit). Income tax expense (benefit) for the year ended December 31, 2017 changed by $98.6 million to an expense of $72.9 million from a benefit of $25.6 million for the year ended December 31, 2016. The effective income tax rate was (84.3)% and 14.1% for the years ended December 31, 2017 and December 31, 2016, respectively. The change from 2016 to 2017 was primarily because of recording valuation allowances against our net deferred tax assets, and the reversal of deferred taxes associated with the derecognition of the TRA. Excluding these one-time items, the effective income tax rate and income tax expense (benefit) for 2017 would have been 57.4% and $(49.7) million, respectively. The change from 2016 to 2017, excluding one-time items, is primarily due to changes in the jurisdictional mix of earnings.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law. Among the significant changes made by the Act was the reduction of the federal income tax rate from 35% to 21% as well as the imposition of a one-time repatriation tax on deemed repatriated earnings of certain foreign subsidiaries. US GAAP requires that the impact of the Tax Act be recognized in the period in which the law was enacted. Because of the change in tax rate, the Company recorded a $23.8 million reduction in the value of its deferred tax assets and liabilities. The reduction in value was fully offset by a corresponding change in valuation allowance. The net effect on total tax expense was zero. Due to its legal structure, the Company did not incur any liability with respect to the repatriation tax.

Operating Segment Results

The following table presents revenues and Adjusted EBITDA by segment (in thousands):

	Year Ended December 31,
	2018	2017	2016

Revenue:
International Services	$222,992	$206,746	$237,207
U.S. Services	148,941	118,815	152,827
Tubular Sales	61,415	58,210	87,515
Blackhawk	89,145	71,024	9,982
Total	$522,493	$454,795	$487,531

Segment Adjusted EBITDA: (1)
International Services	$35,498	$30,801	$33,264
U.S. Services (2)	(18,115)	(39,357)	(11,012)
Tubular Sales	3,153	3,181	1,741
Blackhawk	12,696	11,090	1,038
Total	$33,232	$5,715	$25,031

(1)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. (For a reconciliation of our Adjusted EBITDA, see “—Adjusted EBITDA and Adjusted EBITDA Margin.”)

(2)	Includes all corporate general and administrative expenses.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

International Services

Revenue for the International Services segment was $223.0 million for the year ended December 31, 2018, an increase of $16.2 million, or 7.9%, compared to $206.7 million for the same period in 2017, primarily due to activity improvements in offshore Western Hemisphere, Asia Pacific and the Middle East, which were partially offset by lower activity levels in Africa and decreased work scope in the North Sea.

Adjusted EBITDA for the International Services segment was $35.5 million for the year ended December 31, 2018, an increase of $4.7 million, or 15.2%, compared to $30.8 million for the same period in 2017, primarily due to efficiency gains with higher revenues and upsell work in offshore Western Hemisphere, partially offset by decreased work scope in the North Sea. Prior year results were positively impacted by a tax credit that did not repeat in 2018.

U.S. Services

Revenue for the U.S. Services segment was $148.9 million for the year ended December 31, 2018, an increase of $30.1 million, or 25.4%, compared to $118.8 million for the same period in 2017. Onshore services revenue increased by $18.8 million as a result of improved activity from increased rig counts. The offshore business saw an increase in revenue of $11.3 million as a result of increased rig counts and higher service activity in the Gulf of Mexico.

Adjusted EBITDA for the U.S. Services segment was a loss of $18.1 million for the year ended December 31, 2018, a favorable change of $21.2 million, or 54.0%, compared to a loss of $39.4 million for the same period in 2017, primarily due to an increase in onshore services activity and lower corporate costs, partially offset by lower pricing for our offshore services.

Tubular Sales

Revenue for the Tubular Sales segment was $61.4 million for the year ended December 31, 2018, an increase of $3.2 million, or 5.5%, compared to $58.2 million for the same period in 2017, primarily as a result of increased cavern well activity and higher sales activity in Mexico.

Adjusted EBITDA for the Tubular Sales segment was $3.2 million for the year ended December 31, 2018, which was flat compared to 2017, as increased profitability from improved activity levels was offset by higher manufacturing costs.

Blackhawk

Revenue for the Blackhawk Segment was $89.1 million for the year ended December 31, 2018, an increase of $18.1 million, or 25.5%, compared to $71.0 million for the same period in 2017, driven by strong activity in the U.S. onshore market, growth in international markets and increased market share and new product offerings in the Gulf of Mexico.

Adjusted EBITDA for the Blackhawk segment was $12.7 million for the year ended December 31, 2018, an increase of $1.6 million, or 14.5%, compared to $11.1 million for the same period in 2017, primarily due to improved operational results, partially offset by higher corporate overhead expense driven by bonus and medical claims expense allocations. See Note 1—Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

International Services

Revenue for the International Services segment was $206.7 million for the year ended December 31, 2017, a decrease of $30.5 million, or 12.8%, compared to $237.2 million for the same period in 2016, primarily due to lower offshore rig counts globally and increased pricing pressure on new contracts. Revenue declines in our Africa, Europe, and Asia Pacific regions were mostly attributable to our major customers reducing the amount of work they do in the regions, which was partially offset by our attempts to expand into countries with drilling activity where we have historically had a smaller presence and increases in Canada and the Middle East due to higher activity with key customers.

Adjusted EBITDA for the International Services segment was $30.8 million for the year ended December 31, 2017, a decrease of $2.5 million, or 7.4%, compared to $33.3 million for the same period in 2016, primarily due to the decrease in revenue, which was partially offset by lower expenses due to reduced activity and cost-cutting measures.

U.S. Services

Revenue for the U.S. Services segment was $118.8 million for the year ended December 31, 2017, a decrease of $34.0 million, or 22.3%, compared to $152.8 million for the same period in 2016, primarily due to a decrease in offshore services revenue of $51.4 million as a result of overall lower activity from weaknesses seen in the Gulf of Mexico due to rig cancellations and delays, coupled with downward pricing pressures. This was partially offset by an increase in onshore services revenue of $17.4 million as a result of improved activity due to increased oil prices, which has led to higher rig counts and more favorable pricing.

Adjusted EBITDA for the U.S. Services segment was a loss of $39.4 million for the year ended December 31, 2017, a decrease of $28.3 million, or 257.4%, compared to a loss of $11.0 million for the same period in 2016, primarily due to higher pricing concessions, increased asset related expenses and higher labor costs to support increased land activity, as well as higher corporate and other costs, which were attributable to ongoing global corporate initiatives.

Tubular Sales

Revenue for the Tubular Sales segment was $58.2 million for the year ended December 31, 2017, a decrease of $29.3 million, or 33.5%, compared to $87.5 million for the same period in 2016, primarily as a result of lower deepwater activity in the Gulf of Mexico.

Adjusted EBITDA for the Tubular Sales segment was $3.2 million for the year ended December 31, 2017, an increase of $1.4 million, or 82.7%, compared to $1.7 million for the same period in 2016, due to cost cutting measures and lower product costs, offset by an increase in freight costs associated with project work.

Blackhawk

The Blackhawk segment is comprised solely of the assets we acquired on November 1, 2016. Revenues and Adjusted EBITDA for the segment were $71.0 million and $11.1 million, respectively, for the year ended December 31, 2017, compared to $10.0 million and $1.0 million, respectively, for the two months ended December 31, 2016.

Liquidity and Capital Resources

Liquidity

At December 31, 2018, we had cash and cash equivalents and short-term investments of $212.8 million and debt of $5.6 million. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures and acquisitions. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditures are estimated to range between $40.0 million and $50.0 million for 2019, of which we expect approximately 65% will be used for the purchase and manufacture of equipment and 35% for other property, plant and equipment, inclusive of the purchase or construction of facilities. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During the years ended December 31, 2018, 2017 and 2016, purchases of property, plant and equipment and intangibles were $56.5 million, $22.0 million and $42.1 million, respectively, all of which were funded from internally generated sources. We believe our cash on hand and cash flows from operations will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months.

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

Credit Facilities

New Asset Based Revolving Credit Facility

On November 5, 2018, FICV, Frank’s International, LLC and Blackhawk, as borrowers, and FINV, certain of FINV’s subsidiaries, including FICV, Frank’s International, LLC, Blackhawk, Frank’s International GP, LLC, Frank’s International, LP, Frank’s International LP B.V., Frank’s International Partners B.V., Frank’s International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, L.L.C., as guarantors, entered into a five-year senior secured revolving credit facility (the “New ABL Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent (the “ABL Agent”), and other financial institutions as lenders with total commitments of $100.0 million including up to $15.0 million available for letters of credit. Subject to the terms of the New ABL Credit Facility, we have the ability to increase the commitments to $200.0 million. The maximum amount that the Company may borrow under the New ABL Credit Facility is subject to a borrowing base, which is based on a percentage of certain eligible accounts receivable and eligible inventory, subject to customary reserves and other adjustments.

All obligations under the New ABL Credit Facility are fully and unconditionally guaranteed jointly and severally by FINV’s subsidiaries, including FICV, Frank’s International, LLC, Blackhawk, Frank’s International GP, LLC, Frank’s International, LP, Frank’s International LP B.V., Frank’s International Partners B.V., Frank’s International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, L.L.C., subject to customary exceptions and exclusions. In addition, the obligations under the New ABL Credit Facility are secured by first priority liens on substantially all of the assets and property of the borrowers and guarantors, including pledges of equity interests in certain of FINV’s subsidiaries, subject to certain exceptions. Borrowings under the New ABL Credit Facility bear interest at FINV’s option at either (a) the Alternate Base Rate (“ABR”) (as defined therein), calculated as the greatest of (i) the rate of interest publicly quoted by the Wall Street Journal, as the “prime rate,” subject to each increase or decrease in such prime rate effective as of the date such change occurs, (ii) the federal funds effective rate that is subject to a 0.00% interest rate floor plus 0.50%, and (iii) the one-month Adjusted LIBO Rate (as defined therein) plus 1.00%, or (b) the Adjusted LIBO Rate (as defined therein), plus, in each case, an applicable margin. The applicable interest rate margin ranges from 1.00% to 1.50% per annum for ABR loans and 2.00% to 2.50% per annum for Eurodollar loans and, in each case, is based on FINV’s leverage ratio. The unused portion of the New ABL Credit Facility is subject to a commitment fee that varies from 0.250% to 0.375% per annum, according to average daily unused commitments under the New ABL Credit Facility. Interest on Eurodollar loans is payable at the end of the selected interest period, but no less frequently than quarterly. Interest on ABR loans is payable monthly in arrears.

The New ABL Credit Facility contains various covenants and restrictive provisions which limit, subject to certain customary exceptions and thresholds, FINV’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments, acquisitions, or loans and create or incur liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The New ABL Credit Facility also requires FINV to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 based on the ratio of (a) consolidated EBITDA (as defined therein) minus unfinanced capital expenditures to (b) Fixed Charges (as defined therein), when either (i) an event of default occurs under the New ABL Facility or (ii) availability under the New ABL Credit Facility falls for at least two consecutive calendar days below the greater of (A) $12.5 million and (B) 15% of the lesser of the borrowing base and aggregate commitments (a “FCCR Trigger Event”). Accounts receivable received by FINV’s U.S. subsidiaries that are parties to the New ABL Credit Facility will be deposited into deposit accounts subject to deposit control agreements in favor of the ABL Agent. After a FCCR Trigger Event, these deposit accounts would be subject to “springing” cash dominion. After a FCCR Trigger Event, the Company will be subject to compliance with the fixed charge coverage ratio and “springing” cash dominion until no default exists under the New ABL Credit Facility and availability under the facility for the preceding thirty consecutive days has been equal to at least the greater of (x) $12.5 million and (y) 15% of the lesser of the borrowing base and the aggregate commitments. If FINV fails to perform its obligations under the agreement that results in an event of default, the commitments under the New ABL Credit Facility could be terminated and any outstanding borrowings under the New ABL Credit Facility may be declared immediately due and payable. The New ABL Credit Facility also contains cross default provisions that apply to FINV’s other indebtedness.

As of December 31, 2018, FINV had no borrowings outstanding under the New ABL Credit Facility, letters of credit outstanding of $4.9 million and availability of $69.7 million.

Insurance Notes Payable

In 2018, we entered into a note to finance our annual insurance premiums totaling $6.8 million. The note bears interest at an annual rate of 3.9% with a final maturity date in October 2019. At December 31, 2018, the total outstanding balance was $5.6 million.

In 2017, we entered into three notes to finance our annual insurance premiums totaling $5.1 million. The notes bear interest at an annual rate of 2.9% with a final maturity date in October 2018. At December 31, 2017, the total outstanding balance was $4.7 million.

Cash Flows from Operating, Investing and Financing Activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Year Ended December 31,
	2018	2017	2016

Operating activities	$(32,644)	$24,774	$(10,831)
Investing activities	10,403	(77,709)	(178,915)
Financing activities	(7,946)	(52,471)	(96,765)
	(30,187)	(105,406)	(286,511)
Effect of exchange rate changes on cash activities	3,384	(1,105)	3,678
Decrease in cash and cash equivalents	$(26,803)	$(106,511)	$(282,833)

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

Operating Activities

Cash flow provided by (used in) operating activities was $(32.6) million for the year ended December 31, 2018 as compared to $24.8 million in 2017. The increase in cash flow used by operating activities in 2018 of $57.4 million as compared to 2017 was primarily a result of unfavorable accounts receivable changes. Most of the increase in cash provided by operating activities during 2017 was due to tax refunds of $29.7 million.

The increase in cash flow provided by operating activities for the year ended December 31, 2017 of $35.6 million as compared to the year ended December 31, 2016 was primarily due to positive working capital changes and the 2017 tax refunds of $29.7 million.

Investing Activities

Cash flow provided by (used in) investing activities was $10.4 million for the year ended December 31, 2018 as compared to $(77.7) million for the year ended December 31, 2017. The increase of $88.1 million was primarily a result of net investment activity of $129.5 million offset by lower proceeds from sale of assets of $6.9 million and higher purchases of property, plant and equipment from related parties of $36.7 million.

Cash flow used in investing activities was $77.7 million for the year ended December 31, 2017 as compared to $178.9 million for the year ended December 31, 2016. The decrease of $101.2 million period over period was primarily related to related to the acquisition of Blackhawk during 2016, for which $150.4 million in cash was used. In addition, lower purchases of property plant and equipment of $20.2 million and higher proceeds from sale of assets of $10.2 million also contributed to the decrease. These changes were partially offset by a net increase in purchase of investments of $79.8 million, primarily related to net purchases of investments with original maturities greater than three months but less than twelve months.

Financing Activities

Cash flow used in financing activities was $7.9 million for the year ended December 31, 2018 as compared to $52.5 million for the year ended December 31, 2017. The decrease of $44.5 million period over period is primarily related to lower dividends paid on common stock of $50.2 million, offset by higher repayments on borrowings of $5.2 million.

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

Contractual Obligations

We are a party to various contractual obligations. A portion of these obligations are reflected in our financial statements, such as debt, while other obligations, such as operating leases and purchase obligations, are not reflected on our balance sheet. The following is a summary of our contractual obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Debt	$5,627	$5,627	$—	$—	$—
Noncancellable operating leases	50,394	10,544	16,490	10,257	13,103
Purchase obligations (1)	42,172	24,174	17,998	—	—
Total	$98,193	$40,345	$34,488	$10,257	$13,103

(1)	Includes purchase commitments related to connectors and pipe inventory. We enter into purchase commitments as needed.

In addition to the above, the Company has issued purchase orders in the ordinary course of business for the purchase of goods and services. These purchase orders are enforceable and legally binding. However, none of the Company’s purchase obligations call for deliveries of goods or services for time periods in excess of one year. Not included in the table above are uncertain tax positions of $0.3 million.

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
In certain circumstances, we may be required to make payments under the TRA that we have entered into with Mosing Holdings. In most circumstances, these payments will be associated with the actual cash savings that we recognize in connection with the conversion of Preferred Stock, which would reduce the actual tax benefit to us. If we were to elect to exercise our sole right to terminate the TRA early or enter into certain change of control transactions, we may incur payment obligations prior to the time we actually incur any tax benefit. In those circumstances, we would need to pay the amounts out of cash on hand, finance the payments or refrain from triggering the obligation. Though we do not have any present intention of triggering an advance payment under the TRA, based on our current liquidity and our expected ability to access debt and equity financing, we believe we would be able to make such a payment if necessary. Any such payment could reduce our cash on hand and our borrowing availability, however, which would also reduce the amount of cash available to operate our business, to fund capital expenditures and to be paid as dividends to our stockholders, among other things. Please see Note 13—Related Party Transactions in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At December 31, 2018, we had no off-balance sheet arrangements with the exception of operating leases and purchase obligations.

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

Service revenues are recognized over time as services are performed or rendered. Rates for services are typically priced on a per day, per man-hour or similar basis. We generally perform services either under direct service purchase orders or master service agreements which are supplemented by individual call-out provisions. For customers contracted under such arrangements, an accrual is recorded in unbilled revenue for revenue earned but not yet invoiced.
Revenues on product sales are generally recognized at a point in time when the product has shipped and significant risks of ownership have passed to the customer. The sales arrangements typically do not include a right of return or other similar provisions, nor do they contain any other post-delivery obligations.
Some of our Tubular Sales and Blackhawk segment customers have requested that we store pipe, connectors and cementing products purchased from us in our facilities. We recognize revenues for these “bill and hold” sales once the following criteria have been met: (1) there is a substantive reason for the arrangement, (2) the product is identified as the customer’s asset, (3) the product is ready for delivery to the customer, and (4) we cannot use the product or direct it to another customer.

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

Our tax filings for open tax periods are subject to audit by the tax authorities. These audits may result in assessments of additional taxes that are resolved either with the tax authorities or through the courts. These assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of these situations inevitably includes some degree of uncertainty; accordingly, we provide taxes only for the amounts we believe will ultimately result from these proceedings. The resulting change to our tax liability, if any, is dependent on numerous factors including, among others, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the local courts; the number of countries in which we do business; and the potential for changes in the tax paid to one country to either produce, or fail to produce, an offsetting tax change in other countries. Our experience has been that the estimates and assumptions used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide, and the potential exists that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued.

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

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. A qualitative assessment is allowed to determine if goodwill is potentially impaired. The qualitative assessment determines whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then a quantitative impairment test is performed. The quantitative goodwill impairment test is used to identify both the existence of impairment and the amount of impairment loss. The test compares the fair value of a reporting unit with its carrying amount, including goodwill. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. We complete our assessment of goodwill impairment as of October 31 each year.

No goodwill impairment was recorded for years ended December 31, 2018, 2017 and 2016. Our goodwill is allocated to our operating segments as follows: U.S. Services - approximately $16.2 million; Tubular Sales - approximately $2.4 million; Blackhawk - approximately $192.4 million. The inputs used in the determination of fair value are generally level 3 inputs.

Allowance for Doubtful Accounts

We evaluate whether client receivables are collectible. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding in addition to clients’ representations and our understanding of the economic environment in which our clients operate. Based on our review, we establish or adjust allowances for specific clients and the accounts receivable as a whole.

Recent Accounting Pronouncements

See Note 1—Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data,” under the heading “Recent Accounting Pronouncements” included in this Form 10-K.

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

For the year ended December 31, 2018, on a U.S. dollar-equivalent basis, approximately 24% of our revenue was represented by currencies other than the U.S. dollar. However, no single foreign currency poses a primary risk to us. A hypothetical 10% decrease in the exchange rates for each of the foreign currencies in which a portion of our revenues is denominated would result in a 2.2% decrease in our overall revenues for the year ended December 31, 2018.

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

As of December 31, 2018 and 2017, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

Foreign Currency	Notional Amount	Contractual Exchange Rate	Fair Value at December 31, 2018
Canadian dollar	$2,248	1.3343	$48
Euro	6,967	1.1421	(50)
Norwegian krone	7,713	8.5566	66
Pound sterling	16,452	1.2655	(165)
			$(101)

Foreign Currency	Notional Amount	Contractual Exchange Rate	Fair Value at December 31, 2017
Canadian dollar	$6,226	1.2850	$(165)
Euro	5,326	1.1836	(101)
Norwegian krone	6,212	8.3704	(157)
Pound sterling	6,039	1.3419	(64)
			$(487)

Based on the derivative contracts that were in place as of December 31, 2018, a simultaneous 10% weakening of the U.S. dollar as compared to the Canadian dollar, Euro, Norwegian krone, and Pound sterling would result in a $3.5 million decrease in the market value of our forward contracts.

Interest Rate Risk

As of December 31, 2018, we did not have an outstanding funded debt balance under the New ABL Credit Facility. If we borrow under the New ABL Credit Facility in the future, we will be exposed to changes in interest rates on our floating rate borrowings under the New ABL Credit Facility. Although we do not currently utilize interest rate derivative instruments to reduce interest rate exposure, we may do so in the future.

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

Management’s Report on Internal Control
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
We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Frank’s International N.V.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Frank’s International N.V. (and subsidiaries) (the Company) as of December 31, 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes to financial statements, (and financial statement Schedule II - Valuation and Qualifying Accounts) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Houston, Texas
February 25, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Frank’s International N.V.:

Opinion on Internal Control Over Financial Reporting
We have audited Frank’s International N.V. (and subsidiaries) (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes to financial statements, (and financial statement Schedule II - Valuation and Qualifying Accounts) (collectively, the consolidated financial statements), and our report dated February 25, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Houston, Texas
February 25, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Supervisory Directors and Stockholders of Frank’s International N.V.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Frank’s International N.V. and its subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the two years in the period ended December 31, 2017 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the accompanying consolidated financial statements, the Company changed the manner in which it accounts for goodwill impairment in 2017.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 27, 2018

We served as the Company's auditor from 2008 to 2018.

FRANK’S INTERNATIONAL N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$186,212	$213,015
Short-term investments	26,603	81,021
Accounts receivables, net	189,414	127,210
Inventories, net	69,382	76,420
Assets held for sale	7,828	3,792
Other current assets	12,651	10,437
Total current assets	492,090	511,895

Property, plant and equipment, net	416,490	469,646
Goodwill	211,040	211,040
Intangible assets, net	31,069	33,895
Deferred tax assets, net	14,621	—
Other assets	28,619	35,293
Total assets	$1,193,929	$1,261,769

Liabilities and Equity
Current liabilities:
Short-term debt	$5,627	$4,721
Accounts payable and accrued liabilities	123,981	108,885
Deferred revenue	116	4,703
Total current liabilities	129,724	118,309

Deferred tax liabilities	221	229
Other non-current liabilities	29,212	27,330
Total liabilities	159,157	145,868

Commitments and contingencies (Note 18)

Stockholders’ equity:
Common stock, €0.01 par value, 798,096,000 shares authorized, 225,478,506 and 224,228,071 shares issued and 224,289,902 and 223,289,389 shares outstanding	2,829	2,814
Additional paid-in capital	1,062,794	1,050,873
Retained earnings	16,860	106,923
Accumulated other comprehensive loss	(32,338)	(30,972)
Treasury stock (at cost), 1,188,604 and 938,682 shares	(15,373)	(13,737)
Total stockholders’ equity	1,034,772	1,115,901
Total liabilities and equity	$1,193,929	$1,261,769

The accompanying notes are an integral part of these consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Services	$416,781	$364,061	$397,369
Products	105,712	90,734	90,162
Total revenue	522,493	454,795	487,531

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Services	265,688	223,222	246,652
Products	84,429	87,200	70,616
General and administrative expenses	155,584	163,704	171,887
Depreciation and amortization	111,292	122,102	114,215
Severance and other charges (credits), net	(310)	75,354	46,406
(Gain) loss on disposal of assets	(1,309)	(2,045)	1,117
Operating loss	(92,881)	(214,742)	(163,362)

Other income (expense):
Tax receivable agreement (“TRA”) related adjustments	(1,359)	122,515	—
Other income, net	2,047	1,763	4,170
Interest income, net	4,243	2,309	2,073
Mergers and acquisition expense	(58)	(459)	(13,784)
Foreign currency gain (loss)	(5,675)	2,075	(10,819)
Total other income (expense)	(802)	128,203	(18,360)
Loss before income taxes	(93,683)	(86,539)	(181,722)
Income tax expense (benefit)	(2,950)	72,918	(25,643)
Net loss	(90,733)	(159,457)	(156,079)
Net loss attributable to noncontrolling interest	—	—	(20,741)
Net loss attributable to Frank’s International N.V.	$(90,733)	$(159,457)	$(135,338)
Preferred stock dividends	—	—	(1)
Net loss attributable to Frank’s International N.V. common shareholders	$(90,733)	$(159,457)	$(135,339)

Dividends per common share:	$—	$0.225	$0.45

Loss per common share:
Basic and diluted	$(0.41)	$(0.72)	$(0.77)

Weighted average common shares outstanding:
Basic and diluted	223,999	222,940	176,584

The accompanying notes are an integral part of these consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2018	2017	2016

Net loss	$(90,733)	$(159,457)	$(156,079)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,452)	2,345	546
Marketable securities:
Unrealized gain (loss) on marketable securities	86	(103)	1,214
Reclassification to net income	—	(395)	—
Deferred tax asset / liability change	—	158	(418)
Unrealized gain (loss) on marketable securities, net of tax	86	(340)	796
Total other comprehensive income (loss)	(1,366)	2,005	1,342
Comprehensive loss	(92,099)	(157,452)	(154,737)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(20,180)
Add: Transfer of Mosing Holdings interest to FINV attributable to comprehensive loss (See Note 12)	—	—	(8,203)
Comprehensive loss attributable to Frank’s International N.V.	$(92,099)	$(157,452)	$(142,760)

The accompanying notes are an integral part of these consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	controlling	Stockholders’
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Interest	Equity
Balances at December 31, 2015	155,146	$2,045	$712,486	$531,621	$(25,555)	$(9,298)	$240,127	$1,451,426
Net loss	—	—	—	(135,338)	—	—	(20,741)	(156,079)
Foreign currency translation adjustments	—	—	—	—	165	—	381	546
Unrealized gain on marketable securities	—	—	—	—	616	—	180	796
Equity-based compensation expense	—	—	15,978	—	—	—	—	15,978
Distributions to noncontrolling interest	—	—	—	—	—	—	(8,027)	(8,027)
Common stock dividends ($0.45 per share)	—	—	—	(79,012)	—	—	—	(79,012)
Preferred stock dividends	—	—	—	(1)	—	—	—	(1)
Transfer of Mosing Holdings interest to FINV	—	—	239,871	—	(8,203)	—	(211,920)	19,748
Common shares issued on conversion of Series A preferred stock	52,976	597	—	—	—	—	—	597
Common shares issued upon vesting of share-based awards	1,644	19	(19)	—	—	—	—	—
TRA and associated deferred taxes	—	—	(76,409)	—	—	—	—	(76,409)
Common shares issued for employee stock purchase plan (“ESPP”)	76	1	972	—	—	—	—	973
Blackhawk acquisition	12,804	140	143,907	—	—	—	—	144,047
Treasury shares withheld	(245)	—	—	—	—	(3,264)	—	(3,264)
Balances at December 31, 2016	222,401	$2,802	$1,036,786	$317,270	$(32,977)	$(12,562)	$—	$1,311,319
Net loss	—	—	—	(159,457)	—	—	—	(159,457)
Foreign currency translation adjustments	—	—	—	—	2,345	—	—	2,345
Unrealized loss on marketable securities	—	—	—	—	(340)	—	—	(340)
Equity-based compensation expense	—	—	13,825	—	—	—	—	13,825
Common stock dividends ($0.225 per share)	—	—	—	(50,154)	—	—	—	(50,154)
Common shares issued upon vesting of share-based awards	1,017	11	(11)	—	—	—	—	—
Common shares issued for ESPP	50	1	523	—	—	—	—	524
Treasury shares issued upon vesting of share-based awards	4	—	(84)	—	—	66	—	(18)
Treasury shares issued for ESPP	105	—	(166)	(736)	—	1,642	—	740
Treasury shares withheld	(288)	—	—	—	—	(2,883)	—	(2,883)
Balances at December 31, 2017	223,289	$2,814	$1,050,873	$106,923	$(30,972)	$(13,737)	$—	$1,115,901
Cumulative effect of accounting change	—	—	—	670	—	—	—	670
Net loss	—	—	—	(90,733)	—	—	—	(90,733)
Foreign currency translation adjustments	—	—	—	—	(1,452)	—	—	(1,452)
Unrealized gain on marketable securities	—	—	—	—	86	—	—	86
Equity-based compensation expense	—	—	10,621	—	—	—	—	10,621
Common shares issued upon vesting of share-based awards	1,018	12	(12)	—	—	—	—	—
Common shares issued for ESPP	233	3	1,312	—	—	—	—	1,315
Treasury shares withheld	(250)	—	—	—	—	(1,636)	—	(1,636)
Balances at December 31, 2018	224,290	$2,829	$1,062,794	$16,860	$(32,338)	$(15,373)	$—	$1,034,772

The accompanying notes are an integral part of these consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(90,733)	$(159,457)	$(156,079)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Derecognition of the TRA liability	—	(122,515)	—
Depreciation and amortization	111,292	122,102	114,215
Equity-based compensation expense	10,621	13,825	15,978
Loss on asset write-off and retirements	—	71,942	29,881
Amortization of deferred financing costs	58	267	164
Deferred tax provision (benefit)	(14,634)	15,543	(27,536)
Reversal of deferred tax assets associated with the TRA	—	46,874	—
Provision for bad debts	159	950	11,581
(Gain) loss on disposal of assets	(1,309)	(2,045)	1,117
Changes in fair value of investments	1,199	(2,627)	(1,123)
Unrealized (gain) loss on derivative	(386)	634	64
Realized loss on sale of investment	—	478	—
Other	843	(1,876)	—
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	(63,654)	21,271	70,388
Inventories	(2,917)	12,102	27,379
Other current assets	4,581	8,677	4,039
Other assets	258	674	(692)
Accounts payable and accrued liabilities	15,310	15,774	(47,068)
Deferred revenue	(354)	(13,373)	(39,659)
Other noncurrent liabilities	(2,978)	(4,446)	(13,480)
Net cash provided by (used in) operating activities	(32,644)	24,774	(10,831)
Cash flows from investing activities
Acquisition of Blackhawk (net of acquired cash)	—	—	(150,437)
Purchase of property, plant and equipment and intangibles	(19,734)	(21,990)	(42,127)
Purchase of property, plant and equipment from related parties	(36,737)	—	—
Proceeds from sale of assets and equipment	7,089	14,030	3,858
Purchase of investments	(84,040)	(123,048)	(1,003)
Proceeds from sale of investments	143,825	53,299	11,101
Other	—	—	(307)
Net cash provided by (used in) investing activities	10,403	(77,709)	(178,915)
Cash flows from financing activities
Repayments of borrowings	(5,892)	(680)	(7,201)
Proceeds from borrowings	—	—	363
Dividends paid on common stock	—	(50,154)	(79,013)
Dividends paid on preferred stock	—	—	(1)
Deferred financing costs	(1,733)	—	—
Cost of Series A convertible preferred stock conversion to common stock	—	—	(595)
Distribution to noncontrolling interest	—	—	(8,027)
Treasury shares withheld	(1,636)	(2,901)	(3,264)
Proceeds from the issuance of ESPP shares	1,315	1,264	973
Net cash used in financing activities	(7,946)	(52,471)	(96,765)
Effect of exchange rate changes on cash	3,384	(1,105)	3,678
Net decrease in cash	(26,803)	(106,511)	(282,833)
Cash and cash equivalents at beginning of period	213,015	319,526	602,359
Cash and cash equivalents at end of period	$186,212	$213,015	$319,526

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

Basis of Presentation

The consolidated financial statements of FINV for the years ended December 31, 2018, 2017 and 2016 include the activities of Frank’s International C.V. (“FICV”), Blackhawk Group Holdings, LLC (“Blackhawk”) and their wholly owned subsidiaries (collectively, “Company,” “we,” “us” and “our”). All intercompany accounts and transactions have been eliminated for purposes of preparing these consolidated financial statements.

Our accompanying consolidated financial statements and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, these consolidated financial statements reflect all adjustments consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented.

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

During 2018, the Company’s chief operating decision maker (“CODM”) changed the methodology used to allocate bonus and medical claims expenses among segments. Previously, all U.S. bonus and medical claims expenses were absorbed by our U.S. Services segment. Beginning in the first quarter of 2018 for bonus expenses and the second quarter of 2018 for medical claims expenses, a portion of these expenses attributable to Blackhawk employees were allocated to the Blackhawk segment. The change in the allocation of all U.S. bonus and medical claims expenses had no impact on our consolidated operating income (loss), net income (loss), adjusted EBITDA, working capital, cash flows or total equity previously reported. However, segment operating income (loss) and segment adjusted EBITDA for the Blackhawk and U.S. Services segments were impacted. The Blackhawk segment for the year ended December 31, 2018 was charged $4.5 million for bonus and medical claims expenses which would have previously been charged to the U.S. Services segment.

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

Cash Surrender Value of Life Insurance Policies

We have cash surrender value of life insurance policies that are held within a Rabbi Trust for the purpose of paying future executive deferred compensation benefit obligations. Income (loss) associated with these policies is included in other income, net on our consolidated statements of operations. Income (loss) on changes in the cash surrender value of life insurance policies was $(1.2) million, $2.4 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Comprehensive Income

Accounting standards on reporting comprehensive income require that certain items, including foreign currency translation adjustments and unrealized gains and losses on marketable securities be presented as components of comprehensive income. The cumulative amounts recognized by us under these standards are reflected in the consolidated balance sheet as accumulated other comprehensive loss, a component of stockholders’ equity.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income (Loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, short-term investments, trade accounts receivable, available-for-sale securities, derivative financial instruments, obligations under trade accounts payable and short -term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, short-term investments, trade accounts receivable, trade accounts payable and short-term debt approximate fair value. Refer to Note 10—Fair Value Measurements for the fair values of our available-for-sale securities, derivative financial instruments, and other obligations.

Foreign Currency Translations and Transactions

Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates. Gains and losses resulting from these translations are included in accumulated other comprehensive loss within stockholders’ equity.

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

No goodwill impairment was recorded for years ended December 31, 2018, 2017 and 2016. Our goodwill is allocated to our operating segments as follows: U.S. Services - approximately $16.2 million; Tubular Sales - approximately $2.4 million; Blackhawk - approximately $192.4 million. The inputs used in the determination of fair value are generally level 3 inputs. See Note 10—Fair Value Measurements in these Notes to Consolidated Financial Statements for a discussion of fair value measures.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides information related to our intangible assets as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$39,050	$(23,688)	$15,362	$39,050	$(17,577)	$21,473
Trade name	11,407	(9,203)	2,204	11,407	(6,494)	4,913
Intellectual property	17,889	(4,386)	13,503	9,892	(2,463)	7,429
Non-compete agreement	1,160	(1,160)	—	1,160	(1,080)	80
Total intangible assets	$69,506	$(38,437)	$31,069	$61,509	$(27,614)	$33,895

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for intangibles assets was $10.8 million, $11.4 million and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, estimated amortization expense for the intangible assets for each of the next five years was as follows (in thousands):

Period	Amount
2019	$11,020
2020	7,737
2021	6,320
2022	935
2023	923
Thereafter	4,134
Total	$31,069

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

Depreciation on fixed assets is computed using the straight-line method over the estimated useful lives of the individual assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. Depreciation expense was $100.5 million, $110.7 million and $110.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Revenue Recognition

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

Service revenues are recognized over time as services are performed or rendered. Rates for services are typically priced on a per day, per man-hour or similar basis. We generally perform services either under direct service purchase orders or master service agreements which are supplemented by individual call-out provisions. For customers contracted under such arrangements, an accrual is recorded in unbilled revenue for revenue earned but not yet invoiced.
Revenues on product sales are generally recognized at a point in time when the product has shipped and significant risks of ownership have passed to the customer. The sales arrangements typically do not include a right of return or other similar provisions, nor do they contain any other post-delivery obligations.
Some of our Tubular Sales and Blackhawk segment customers have requested that we store pipe, connectors and cementing products purchased from us in our facilities. We recognize revenues for these “bill and hold” sales once the

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

following criteria have been met: (1) there is a substantive reason for the arrangement, (2) the product is identified as the customer’s asset, (3) the product is ready for delivery to the customer, and (4) we cannot use the product or direct it to another customer.

Short‑term investments

Short‑term investments consist of commercial paper, classified as held-to-maturity and a fund that primarily invests in short-term debt securities. These investments have original maturities of greater than three months but less than twelve months. At December 31, 2018 and 2017, the carrying amount of our short-term investments was $26.6 million and $81.0 million, respectively.

Stock-Based Compensation

Our 2013 Long-Term Incentive Plan provides for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), dividend equivalent rights and other types of equity and cash incentive awards to employees, non-employee directors and service providers. Stock-based compensation expense is measured at the grant date of the share-based awards based on their value. Stock-based compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the consolidated statements of operations.

Our stock-based compensation currently consists of RSUs and PRSUs. The grant date fair value of the RSUs, which are not entitled to receive dividends until vested, is measured by reducing the share price at that date by the present value of the dividends expected to be paid during the requisite vesting period, discounted at the appropriate risk-free interest rate. The grant date fair value and compensation expense of PRSU grants is estimated based on a Monte Carlo simulation using the Company's closing stock price as of the day before the grant date.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.

We consider the applicability and impact of all accounting pronouncements. ASUs not listed below were assessed and were either determined to be not applicable or are expected to have immaterial impact on our consolidated financial position, results of operations and cash flows.

In June 2018, the FASB issued new guidance which is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. We adopted the guidance on January 1, 2019 and the adoption did not have a material impact on our consolidated financial statements.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2016, the FASB issued new accounting guidance for leases. The main objective of the accounting guidance is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and the new guidance is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The new guidance requires lessees to recognize assets and liabilities arising from leases on the balance sheet and further defines a lease as a contract that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has both (1) the right to obtain substantially all of the economic benefit from the use of the asset and (2) the right to direct the use of the asset. The accounting guidance requires disclosures by both lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Further, in July 2018, the FASB amended the new lease accounting standard in an effort to reduce the burden of adoption. With the adoption of the new lease accounting standard, as amended, companies have the option of electing to apply the new lease accounting standard either on a retrospective or prospective basis. For public entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the new lease accounting standard, as amended, on a prospective basis effective January 1, 2019. Additionally, we are implementing an enterprise-wide lease management system to assist in the accounting and are evaluating additional changes to our processes and internal controls to ensure we meet the standard's reporting and disclosure requirements.

We will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. We estimate adoption of the standard will result in the recognition of right of use assets and lease liabilities for operating leases of between $30.0 million and $40.0 million as of January 1, 2019. We do not anticipate the adoption of the new lease accounting standard will materially affect our statement of operations or statement of cash flows.

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

We adopted the new revenue standard effective January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Our adjustment related solely to revenues from certain product sales with bill-and-hold arrangements in our Tubular Sales segment. The comparative information has not been restated and continues to be reported under the accounting standards which were in effect for those periods. The impact to revenue of applying the new revenue recognition standard for the year ended December 31, 2018 was immaterial. We expect the impact of the adoption of the new standard to be immaterial to our financial results on an ongoing basis.
We elected to apply certain practical expedients available under the new revenue standard. We elected to expense cost of obtaining contracts, such as sales commissions, when incurred because the amortization period would have been one

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard was as follows (in thousands):

	Balance at	Impact of	Balance at
	December 31, 2017	Adjustments	January 1, 2018
Balance Sheet
Assets
Inventories, net	$76,420	$(3,560)	$72,860
Liabilities
Deferred revenue	4,703	(4,230)	473
Stockholders’ Equity
Retained earnings	106,923	670	107,593

Note 2—Noncontrolling Interest

We hold an economic interest in FICV and are responsible for all operational, management and administrative decisions relating to FICV’s business. As a result, the financial results of FICV are consolidated with ours.

We recorded a noncontrolling interest on our consolidated balance sheet with respect to the remaining economic interest in FICV held by Mosing Holdings. Net loss attributable to noncontrolling interest on the statements of operations represented the portion of losses attributable to the economic interest in FICV held by Mosing Holdings. The allocable domestic loss from FICV to FINV is subject to U.S. taxation. Effective with the August 2016 conversion of all of Mosing Holdings’ Series A preferred stock (see Note 12—Preferred Stock), Mosing Holdings transferred all its interest in FICV to us and the noncontrolling interest was eliminated. As a result, the amount included in net loss attributable to noncontrolling interest for the year ended December 31, 2016 is through August 26, 2016.

A reconciliation of net loss attributable to noncontrolling interest is detailed as follows (in thousands):

Year Ended December 31,
2016
Net loss	$(156,079)
Add: Net loss after Mosing Holdings contributed interest to FINV (1)	84,541
Add: Benefit for U.S. income taxes of FINV (2)	(10,414)
Less: Loss of FINV (3)	23
Net loss subject to noncontrolling interest	(81,929)
Noncontrolling interest percentage (4)	25.2%
Net loss attributable to noncontrolling interest	$(20,741)

(1)	Represents net loss after August 26, 2016 when Mosing Holdings transferred its interest to FINV.

(2)
Represents income tax benefit of entities outside of FICV as well as income tax attributable to our proportionate share of the U.S. operations of our partnership interests in FICV as of August 26, 2016.

(3)	Represents results of operations for entities outside of FICV as of August 26, 2016.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)
Represents the economic interest in FICV held by Mosing Holdings before the preferred stock conversion on August 26, 2016. Effective August 26, 2016, Mosing Holdings delivered its economic interest in FICV to us.

Note 3—Acquisitions and Divestitures

Related Party Acquisition

On November 2, 2018, Frank’s International, LLC entered into a purchase agreement with Mosing Ventures, LLC, Mosing Land & Cattle Company, LLC, Mosing Queens Row Properties, LLC, and 4-M Investments, each of which are companies related to us by common ownership (the “Mosing Companies”). Under the purchase agreement, we acquired real property that we previously leased from the Mosing Companies, and two additional properties located adjacent to those properties. The total purchase price was $37.0 million, including legal fees and closing adjustments for normal operating activity. The purchase closed on December 18, 2018. Please see Note 13—Related Party Transactions.

Blackhawk Acquisition

On November 1, 2016, we completed a transaction to acquire all outstanding shares in Blackhawk, the ultimate parent company of Blackhawk Specialty Tools LLC, pursuant to the terms of a definitive merger agreement (“Merger Agreement”) dated October 6, 2016. Blackhawk is a leading provider of well construction and well intervention services and products. In conjunction with the acquisition, FI Tools Holdings, LLC, our newly formed subsidiary, merged with and into Blackhawk with Blackhawk, surviving the Merger as our wholly-owned subsidiary. The merger consideration was comprised of a combination of $150.4 million of cash on hand and 12.8 million shares of our common stock (“Common Stock”), on a cash-free, debt-free basis, for total consideration of $294.6 million (based on our closing share price on October 31, 2016 of $11.25 and including working capital adjustments).

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

Divestitures

Beginning in 2017, we committed to sell certain of our buildings in the International Services segment and aircraft in our U.S. Services segment. See Note 6—Property, Plant and Equipment for additional information.

During the first quarter of 2018, we sold a building classified as held for sale for $0.8 million and recorded an immaterial loss. During the third quarter of 2018, we sold a building classified as held for sale with a net book value of $0.3 million for $2.6 million. During the fourth quarter of 2018, we sold a building classified as held for sale with a net book value of $4.2 million and recorded an immaterial gain.

During the first quarter of 2017, we sold a fully depreciated aircraft for a total sales price of $1.3 million and recorded a gain on sale of $1.3 million. During the third quarter of 2017, we sold an additional aircraft for a net sales price of $4.9 million and recorded an immaterial loss. We also sold a building in the Middle East for a net sales price of $2.7 million and recorded a gain on sale of $0.6 million. During the fourth quarter of 2017, we sold a building in Canada for a total sales price of $2.4 million and recorded a gain on sale of $0.3 million. We also sold our third and last aircraft for a total sales price of $0.7 million to a related party and recorded a gain on sale of $0.7 million. See Note 13—Related Party Transactions for additional information.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Accounts Receivable, net

Accounts receivable at December 31, 2018 and 2017 were as follows (in thousands):

	December 31,
	2018	2017
Trade accounts receivable, net of allowance of $3,925 and $4,777, respectively	$114,630	$83,482
Unbilled receivables	54,591	25,670
Taxes receivable	15,762	11,305
Affiliated (1)	549	716
Other receivables	3,882	6,037
Total accounts receivable, net	$189,414	$127,210

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates.

Note 5—Inventories, net

Inventories at December 31, 2018 and 2017 were as follows (in thousands):

	December 31,
	2018	2017

Pipe and connectors, net of allowance of $21,270 and $20,064, respectively	$18,026	$33,620
Finished goods, net of allowance of $1,354 and $1,520, respectively	22,608	14,541
Work in progress	8,285	9,206
Raw materials, components and supplies	20,463	19,053
Total inventories, net	$69,382	$76,420

Note 6—Property, Plant and Equipment

The following is a summary of property, plant and equipment at December 31, 2018 and 2017 (in thousands):

		December 31,
	Estimated Useful Lives in Years	2018	2017

Land (1)	—	$32,945	$15,314
Land improvements	8-15	8,316	14,594
Buildings and improvements (1)	13-39	125,088	119,380
Rental machinery and equipment	7	887,064	898,146
Machinery and equipment - other	7	61,796	55,049
Furniture, fixtures and computers	5	24,745	27,259
Automobiles and other vehicles	5	29,696	29,971
Leasehold improvements	7-15, or lease term if shorter	15,392	10,030
Construction in progress - machinery and equipment and buildings	—	65,152	61,836
		1,250,194	1,231,579
Less: Accumulated depreciation		(833,704)	(761,933)
Total property, plant and equipment, net		$416,490	$469,646

(1)	The balances as of December 31, 2018 include the acquisition of land and buildings of $18.5 million and $18.5 million, respectively. See Note 13—Related Party Transactions for additional information.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the third quarter of 2018, a building in the International Services segment with a net book value of $5.0 million met the criteria to be classified as held for sale and was reclassified from property, plant and equipment to assets held for sale on our consolidated balance sheet.

No impairments were recognized during the years ended December 31, 2018, 2017 or 2016.

The following table presents the depreciation and amortization associated with each line for the periods ended December 31, 2018, 2017 and 2016 (in thousands):

	December 31,
	2018	2017	2016
Cost of revenues
Services	$93,280	$102,212	$101,260
Products	4,354	4,971	4,254
General and administrative expenses	13,658	14,919	8,701
Total	$111,292	$122,102	$114,215

Note 7—Other Assets

Other assets at December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,
	2018	2017

Cash surrender value of life insurance policies (1)	$23,784	$30,351
Deposits	2,269	2,564
Other	2,566	2,378
Total other assets	$28,619	$35,293

(1)	See Note 10—Fair Value Measurements.

Note 8— Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,
	2018	2017

Accounts payable	$31,960	$33,912
Accrued compensation	30,822	25,510
Accrued property and other taxes	16,301	16,908
Accrued severance and other charges	2,328	1,444
Income taxes	12,075	8,091
Accrued purchase orders and other	30,495	23,020
Total accounts payable and accrued liabilities	$123,981	$108,885

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Debt

Credit Facilities

We had a $100.0 million revolving credit facility with certain financial institutions, including up to $20.0 million in letters of credit and up to $10.0 million in swingline loans, which matured in August 2018. At December 31, 2017, we had $2.8 million in letters of credit outstanding under this facility.

New Asset Based Revolving Credit Facility

On November 5, 2018, FICV, Frank’s International, LLC and Blackhawk, as borrowers, and FINV, certain of FINV’s subsidiaries, including FICV, Frank’s International, LLC, Blackhawk, Frank’s International GP, LLC, Frank’s International, LP, Frank’s International LP B.V., Frank’s International Partners B.V., Frank’s International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, L.L.C., as guarantors, entered into a five-year senior secured revolving credit facility (the “New ABL Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent (the “ABL Agent”), and other financial institutions as lenders with total commitments of $100.0 million including up to $15.0 million available for letters of credit. Subject to the terms of the New ABL Credit Facility, we have the ability to increase the commitments to $200.0 million. The maximum amount that the Company may borrow under the New ABL Credit Facility is subject to a borrowing base, which is based on a percentage of certain eligible accounts receivable and eligible inventory, subject to customary reserves and other adjustments.

All obligations under the New ABL Credit Facility are fully and unconditionally guaranteed jointly and severally by FINV’s subsidiaries, including FICV, Frank’s International, LLC, Blackhawk, Frank’s International GP, LLC, Frank’s International, LP, Frank’s International LP B.V., Frank’s International Partners B.V., Frank’s International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, L.L.C., subject to customary exceptions and exclusions. In addition, the obligations under the New ABL Credit Facility are secured by first priority liens on substantially all of the assets and property of the borrowers and guarantors, including pledges of equity interests in certain of FINV’s subsidiaries, subject to certain exceptions. Borrowings under the New ABL Credit Facility bear interest at FINV’s option at either (a) the Alternate Base Rate (“ABR”) (as defined therein), calculated as the greatest of (i) the rate of interest publicly quoted by the Wall Street Journal, as the “prime rate,” subject to each increase or decrease in such prime rate effective as of the date such change occurs, (ii) the federal funds effective rate that is subject to a 0.00% interest rate floor plus 0.50%, and (iii) the one-month Adjusted LIBO Rate (as defined therein) plus 1.00%, or (b) the Adjusted LIBO Rate (as defined therein), plus, in each case, an applicable margin. The applicable interest rate margin ranges from 1.00% to 1.50% per annum for ABR loans and 2.00% to 2.50% per annum for Eurodollar loans and, in each case, is based on FINV’s leverage ratio. The unused portion of the New ABL Credit Facility is subject to a commitment fee that varies from 0.250% to 0.375% per annum, according to average daily unused commitments under the New ABL Credit Facility. Interest on Eurodollar loans is payable at the end of the selected interest period, but no less frequently than quarterly. Interest on ABR loans is payable monthly in arrears.

The New ABL Credit Facility contains various covenants and restrictive provisions which limit, subject to certain customary exceptions and thresholds, FINV’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments, acquisitions, or loans and create or incur liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The New ABL Credit Facility also requires FINV to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 based on the ratio of (a) consolidated EBITDA (as defined therein) minus unfinanced capital expenditures to (b) Fixed Charges (as defined therein), when either (i) an event of default occurs under the New ABL Facility or (ii) availability under the New ABL Credit Facility falls for at least two consecutive calendar days below the greater of (A) $12.5 million and (B) 15% of the lesser of the borrowing base and aggregate commitments (a “FCCR Trigger Event”). Accounts receivable received by FINV’s U.S. subsidiaries that are parties to the New ABL Credit Facility will be deposited into deposit accounts subject to deposit control agreements in favor of the ABL Agent. After a FCCR Trigger Event, these deposit accounts would be subject to “springing” cash dominion. After a FCCR Trigger Event, the Company will be subject to compliance with the fixed charge coverage ratio and “springing” cash dominion until no default exists under the New ABL Credit Facility and availability under the facility for the preceding thirty consecutive

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

days has been equal to at least the greater of (x) $12.5 million and (y) 15% of the lesser of the borrowing base and the aggregate commitments. If FINV fails to perform its obligations under the agreement that results in an event of default, the commitments under the New ABL Credit Facility could be terminated and any outstanding borrowings under the New ABL Credit Facility may be declared immediately due and payable. The New ABL Credit Facility also contains cross default provisions that apply to FINV’s other indebtedness.

As of December 31, 2018, FINV had no borrowings outstanding under the New ABL Credit Facility, letters of credit outstanding of $4.9 million and availability of $69.7 million.

Insurance Notes Payable

In 2018, we entered into a note to finance our annual insurance premiums totaling $6.8 million. The note bears interest at an annual rate of 3.9% with a final maturity date in October 2019. At December 31, 2018, the total outstanding balance was $5.6 million.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Liabilities

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of December 31, 2018 and 2017 were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2018
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$23,784	$—	$23,784
Marketable securities - other	37	—	—	37
Liabilities:
Derivative financial instruments	—	101	—	101
Deferred compensation plan	—	23,663	—	23,663

December 31, 2017
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$30,351	$—	$30,351
Marketable securities - other	113	—	—	113
Liabilities:
Derivative financial instruments	—	487	—	487
Deferred compensation plan	—	26,797	—	26,797

Our derivative financial instruments consist of short-duration foreign currency forward contracts. The fair value of derivative financial instruments is based on quoted market values including foreign exchange forward rates and interest rates. The fair value is computed by discounting the projected future cash flow amounts to present value. At December 31, 2018 and 2017, derivative financial instruments are included in the financial statement line item accounts payable and accrued liabilities in our consolidated balance sheets.

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

When conducting an impairment test on long-lived assets, other than goodwill, we first compare estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If the undiscounted cash flows are less than the asset’s carrying amount, we then determine the asset’s fair value by using a discounted cash flow analysis. These analyses are based on estimates such as management’s short-term and long-term forecast of operating performance, including revenue growth rates and expected profitability margins, estimates of the remaining useful life and service potential of the asset, and a discount rate based on our weighted average cost of capital. For assets that meet the criteria to be classified as held for sale, a market approach is used to determine fair value based on third-party appraisal reports.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 and 2017, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

	December 31, 2018
	Notional	Contractual	Settlement
Derivative Contracts	Amount	Exchange Rate	Date
Canadian dollar	$2,248	1.3343	3/18/2019
Euro	6,967	1.1421	3/18/2019
Norwegian krone	7,713	8.5566	3/18/2019
Pound sterling	16,452	1.2655	3/18/2019

	December 31, 2017
	Notional	Contractual	Settlement
Derivative Contracts	Amount	Exchange Rate	Date
Canadian dollar	$6,226	1.2850	3/15/2018
Euro	5,326	1.1836	3/15/2018
Norwegian krone	6,212	8.3704	3/15/2018
Pound sterling	6,039	1.3419	3/15/2018

The following table summarizes the location and fair value amounts of all derivative contracts in the consolidated balance sheets as of December 31, 2018 and 2017 (in thousands):

Derivatives not designated as Hedging Instruments	Consolidated Balance Sheet Location	December 31, 2018	December 31, 2017
Foreign currency contracts	Accounts payable and accrued liabilities	$(101)	$(487)

The following table summarize the location and amounts of the unrealized and realized gains and losses on derivative contracts in the consolidated statements of operations as of December 31, 2018, 2017 and 2016 (in thousands):

Derivatives not designated as Hedging Instruments	Location of gain (loss) recognized in income on derivative contracts	December 31, 2018	December 31, 2017	December 31, 2016
Unrealized gain (loss) on foreign currency contracts	Other income, net	$386	$(634)	$(64)
Realized gain (loss) on foreign currency contracts	Other income, net	1,661	(1,699)	(296)
Total net gain (loss) on foreign currency contracts		$2,047	$(2,333)	$(360)

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross and net fair values of our derivatives as of December 31, 2018 and 2017 (in thousands):

	Derivative Asset Positions		Derivative Liability Positions
	December 31,		December 31,
	2018	2017	2018	2017
Gross position - asset / (liability)	$113	$—	$(214)	$(487)
Netting adjustment	(113)	—	113	—
Net position - asset / (liability)	$—	$—	$(101)	$(487)

Note 12—Preferred Stock

On August 19, 2016, we received notice from Mosing Holdings that it was exercising its right to exchange, for 52,976,000 common shares, each of the following securities: (i) 52,976,000 shares of Preferred Stock and (ii) 52,976,000 units in FICV. On August 26, 2016, we issued 52,976,000 common shares to Mosing Holdings. Each share of Preferred Stock had a liquidation preference equal to its par value of €0.01 per share and was entitled to an annual dividend equal to 0.25% of its par value. Additionally, each share of Preferred Stock entitled its holder to one vote. Preferred stockholders voted with the common stockholders as a single class on all matters presented to FINV’s shareholders for their vote.

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

Note 13—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease facilities from these affiliated companies. Rent expense associated with our related party leases was $6.5 million, $6.9 million and $8.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

On November 2, 2018, Frank’s International, LLC entered into a purchase agreement with Mosing Ventures, LLC, Mosing Land & Cattle Company, LLC, Mosing Queens Row Properties, LLC, and 4-M Investments, each of which are companies related to us by common ownership (the “Mosing Companies”). Under the purchase agreement, we acquired real property that we previously leased from the Mosing Companies, and two additional properties located adjacent to those properties. The total purchase price was $37.0 million, including legal fees and closing adjustments for normal operating activity. The purchase closed on December 18, 2018. The properties are conveyed as-is, except that until 10 years following the Closing Date, the parties will continue to have certain rights and obligations under the terms of the agreements by which some of the purchased properties were acquired by the Mosing Companies at the time of our initial public offering. We made improvements on the purchased properties during the lease period, and the purchase price was calculated excluding the value of those improvements. As of the purchase close, we no longer lease the acquired properties from the Mosing Companies.

We were a party to certain agreements relating to the rental of aircraft to Western Airways (“WA”), an entity owned by the Mosing family. The WA agreements reflected both dry lease and wet lease rental, whereby we were charged a flat monthly fee primarily for crew, hangar, maintenance and administration costs in addition to other variable costs for fuel and maintenance. We also earned charter income from third party usage through a revenue sharing agreement. We recorded an immaterial amount of charter expense for the year ended December 31, 2018. We recorded net charter expense of $1.1

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million and $1.3 million for the years ended December 31, 2017 and 2016, respectively. In August 2017, we paid WA a $0.2 million commission for brokering the sale of a plane. In December 2017, we sold a plane to Mosing Aviation, LLC, an entity owned by the Mosing family, for $0.7 million. The rental agreements were terminated with WA effective December 29, 2017 upon the sale of our last aircraft.

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

The estimation of the liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As of December 31, 2018, FINV has a cumulative loss over the prior 36 month period. Based on this history of losses, as well as uncertainty regarding the timing and amount of future taxable income, we are no longer able to conclude that there will be future cash savings that will lead to additional payouts under the TRA beyond the estimated $0.2 million as of December 31, 2018. Additional TRA liability may be recognized in the future based on changes in expectations regarding the timing and likelihood of future cash savings.

The payment obligations under the TRA are our obligations and are not obligations of FICV. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless FINV elects to exercise its sole right to terminate the TRA early. If FINV elects to terminate the TRA early, which it may do so in its sole discretion, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that Mosing Holdings or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on December 31, 2018, the estimated termination payment would be approximately $44.6 million (calculated using a discount rate of 5.87%). The foregoing number is merely an estimate and the actual payment could differ materially.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

extent that FINV is unable to make payments under the TRA for any reason, except in the case of an acceleration of payments thereunder occurring in connection with an early termination of the TRA or certain mergers or change of control, such payments will be deferred and will accrue interest until paid, and FINV will be prohibited from paying dividends on its common stock.

Note 14—Loss Per Common Share

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

The following table summarizes the basic and diluted loss per share calculations (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator
Net loss	$(90,733)	$(159,457)	$(156,079)
Less: Net loss attributable to noncontrolling interest	—	—	20,741
Less: Preferred stock dividends	—	—	(1)
Net loss available to common shareholders	$(90,733)	$(159,457)	$(135,339)

Denominator
Basic and diluted weighted average common shares (1)	223,999	222,940	176,584

Loss per common share:
Basic and diluted	$(0.41)	$(0.72)	$(0.77)

(1)	Approximate number of shares of potentially convertible preferred stock to common stock up until the time of conversion on August 26, 2016, unvested restricted stock units and stock to be issued pursuant to the ESPP have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive when the results from operations are at a net loss.	922	648	35,556

Note 15—Stock-Based Compensation

2013 Long-Term Incentive Plan

Under our 2013 Long-Term Incentive Plan (the “LTIP”), stock options, SARs, restricted stock, restricted stock units, dividend equivalent rights and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after 10 years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our board of directors terminates the plan. There are 20,000,000 shares of common stock reserved for issuance under the LTIP. As of December 31, 2018, 12,714,143 shares remained available for issuance.

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

Employees granted RSUs are not entitled to dividends declared on the underlying shares while the restricted stock unit is unvested. As such, the grant date fair value of the award is measured by reducing the grant date price of our common stock by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The weighted average grant date fair value of RSUs granted during the years ended December 31, 2018, 2017 and 2016 was $9.5 million, $12.1 million and $11.6 million, respectively. Compensation expense is recognized ratably over the vesting period. Forfeitures are recorded as they occur.

Stock-based compensation expense relating to RSUs included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 was $8.9 million, $12.8 million and $15.6 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2018, 2017 and 2016 was $6.7 million, $9.9 million and $22.6 million, respectively. Unamortized stock compensation expense as of December 31, 2018 relating to RSUs totaled approximately $8.6 million, which will be expensed over a weighted average period of 1.69 years.

Non-vested RSUs outstanding as of December 31, 2018 and the changes during the year were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	1,865,300	$10.55
Granted	1,507,609	6.28
Vested	(1,017,843)	10.89
Forfeited	(166,101)	7.73
Non-vested at December 31, 2018	2,188,965	$7.66

Performance Restricted Stock Units

The purpose of the PRSUs is to closely align the incentive compensation of the executive leadership team for the duration of the performance cycle with returns to FINV’s shareholders and thereby further motivate the executive leadership team to create sustained value to FINV shareholders. The design of the PRSU grants effectuates this purpose by placing a material amount of incentive compensation for each executive at risk by offering an extraordinary reward for the attainment of extraordinary results. Design features of the PRSU grant that in furtherance of this purpose include the following: (1) The vesting of the PRSUs is based on total shareholder return (“TSR”) based on a comparison to the returns of a peer group. (2) TSR is computed over the entire Performance Period (using a 30-day averaging period for the first 30 calendar days and the last 30 calendar days of the Performance Period to mitigate the effect of stock price volatility). The TSR calculation will assume reinvestment of dividends. (3) The ultimate number of shares to be issued pursuant to the PRSU awards will vary in proportion to the actual TSR achieved as a percentile compared to the peer group during the Performance Period as follows: (i) no shares will be issued if the Company’s performance falls below the 25th percentile; (ii) 50% of the Target Level if the Company achieves a rank in the 25th percentile (the threshold level); (iii) 100% of the Target Level if the Company achieves a rank in the 50th percentile (the target level); (iv) 150% of the Target Level if the Company achieves a rank in the 75th percentile (the maximum level for the 2016 and 2017 grants); and 200% of the Target Level if the Company achieves a rank in the 90th percentile and above (the maximum level for the 2018 grant). (4) Unless there is a qualifying termination as defined in the PRSU award agreement, the PRSU’s of an executive will be forfeited upon an executive’s termination of employment during the Performance Period.

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

    In 2018, we granted PRSUs with a fair value of $2.0 million or 275,550 units (“Target Level”). The performance period for these grants is three one-year periods from January 1, 2018 to December 31, 2018, January 1, 2019 to December 31, 2019 and January 1, 2020 to December 31, 2020 (“Performance Period”).

The weighted average assumptions for the PRSUs granted in 2018 are as follows:

2018
Total expected term (in years)	2.86
Expected volatility	39.0%
Risk-free interest rate	2.35%
Correlation range	11.0% to 85.7%

In 2017, we granted PRSUs with a fair value of $2.6 million or 293,083 units (“Target Level”). The performance period for these grants is a three-year period from either January 1, 2017 to December 31, 2019 or September 27, 2017 to September 26, 2020 (“Performance Period”).

The weighted average assumptions for the PRSUs granted in 2017 are as follows:

2017
Expected term (in years)	2.92
Expected volatility	42.1%
Risk-free interest rate	1.51%
Correlation range	26.8% to 76.0%

In 2016, we granted PRSUs with a fair value of $2.8 million or 199,168 units (“Target Level”). The performance period for these grants is a three-year period from January 1, 2016 to December 31, 2018 (“Performance Period”).

The weighted average assumptions for the PRSUs granted in 2016 are as follows:

2016
Expected term (in years)	2.86
Expected volatility	42.7%
Risk-free interest rate	0.88%
Correlation range	24.4% to 71.0%

In the event of death or disability, the restrictions related to forfeiture as defined in the performance awards agreement will lapse with respect to 100% of the PRSUs at the target level effective on the date of such event. In the event of involuntary termination except for cause, the Company will enter into a special vesting agreement with the executive under which the restrictions for forfeiture will not lapse upon such termination. In the event of a termination for any other reason prior to the end of the Performance Period, all PRSUs will be forfeited.

Stock-based compensation expense related to PRSUs included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 was $1.2 million, $0.6 million and $0.8 million, respectively. The total fair value of PRSUs vested during the year ended December 31, 2017 was $0.2

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million. There were no PRSU vestings during the years ended December 31, 2018 and 2016. Unamortized stock compensation expense as of December 31, 2018 relating to PRSUs totaled approximately $2.0 million, which will be expensed over a weighted average period of 1.90 years.

Non-vested PRSUs outstanding as of December 31, 2018 and the changes during the year were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	384,245	$9.01
Granted	275,550	7.26
Forfeited	(65,808)	10.20
Non-vested at December 31, 2018	593,987	$8.06

Employee Stock Purchase Plan

Under the Frank's International N.V. ESPP, eligible employees have the right to purchase shares of common stock at the lesser of (i) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the first day of the option period, or (ii) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the last day of the option period. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. We have reserved 3.0 million shares of our common stock for issuance under the ESPP, of which 2.5 million shares were available for issuance as of December 31, 2018. Shares issued to our employees under the ESPP totaled 232,592 in 2018 and 155,673 shares in 2017. For the years ended December 31, 2018, 2017 and 2016, we recognized $0.5 million, $0.4 million and $0.3 million of compensation expense related to stock purchased under the ESPP, respectively.

In January 2018, we issued 99,225 shares of our common stock to our employees under this plan to satisfy the employee purchase period from July 1, 2017 to December 31, 2017, which increased our common stock outstanding.

In July 2018, we issued 133,367 shares of our common stock to our employees under this plan to satisfy the employee purchase period from January 1, 2018 to June 30, 2018, which increased our common stock outstanding.

Note 16—Employee Benefit Plans

U.S. Benefit Plans

401(k) Savings and Investment Plan. Frank’s International, LLC administers a 401(k) savings and investment plan (the “Plan”) as part of the employee benefits package. Employees are required to complete one month of service before becoming eligible to participate in the Plan. Under the terms of the Plan, we match 100% of the first 3% of eligible compensation an employee contributes to the Plan up to the annual allowable IRS limit. Additionally, the Company provides a 50% match on any employee contributions between 4% to 6% of eligible compensation. Our matching contributions to the Plan totaled $4.5 million, $3.7 million and $3.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Executive Deferred Compensation Plan. In December 2004, we and certain affiliates adopted the Frank’s Executive Deferred Compensation Plan (the “EDC Plan”). The purpose of the EDC Plan is to provide participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified cash compensation. Participant contributions are immediately vested. Our contributions vest after five years of service. All participant benefits under this EDC Plan shall be paid directly from the general funds of the applicable participating subsidiary or a grantor trust, commonly referred to as a Rabbi Trust, created for the purpose of informally funding the EDC Plan, and other than such Rabbi Trust, no special or separate fund shall be established and no other segregation of assets shall be made to assure payment. The assets of our EDC Plan’s trust are invested in a corporate owned split-dollar life insurance policy and an amalgamation of mutual funds (See Note 7—Other Assets).

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded compensation expense related to the vesting of the Company’s contribution of $1.0 million and $1.7 million for the years ended December 31, 2018 and 2016, respectively. No compensation expense related to the vesting of the Company’s contribution was recorded for the year ended December 31, 2017. The total liability recorded at December 31, 2018 and 2017, related to the EDC Plan was $23.7 million and $26.8 million, respectively, and was included in other noncurrent liabilities on the consolidated balance sheets.

Note 17—Income Taxes

Loss before income tax expense (benefit) was comprised of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016

United States	$(85,342)	$(167,908)	$(128,396)
Foreign	(8,341)	81,369	(53,326)
Loss before income tax expense (benefit)	$(93,683)	$(86,539)	$(181,722)

Income taxes have been provided for based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Components of income tax expense (benefit) consist of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current
U.S. federal	$—	$—	$(13,389)
U.S. state and local	7	(15)	379
Foreign	11,677	10,516	14,903
Total current	11,684	10,501	1,893

Deferred
U.S. federal	—	56,621	(25,838)
U.S. state and local	—	2,420	(1,512)
Foreign	(14,634)	3,376	(186)
Total deferred	(14,634)	62,417	(27,536)
Total income tax expense (benefit)	$(2,950)	$72,918	$(25,643)

For the year ending December 31, 2017, the Company reported, on a provisional basis, the tax impacts resulting from the enactment of the Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017. During 2018, the Company completed its analysis of the impacts of the Tax Act during the measurement period without further adjustment. The Company has completed the accounting for the impacts of the Tax Act, although adjustments may be necessary in future periods due to technical corrections and/or regulatory guidance that may be issued by the Internal Revenue Service.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign taxes were incurred in the following regions for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016

Latin America	$1,261	$5,469	$1,159
West Africa	2,692	3,243	3,687
Middle East	2,249	1,633	1,880
Europe	461	1,348	5,132
Asia Pacific	922	1,388	1,364
Other	(10,542)	812	1,495
Total foreign income tax expense (benefit)	$(2,957)	$13,893	$14,717

A reconciliation of the differences between the income tax provision computed at the 21% U.S. statutory rate in effect at December 31, 2018 and the reported provision for income taxes for the periods indicated is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016

Income tax expense (benefit) at statutory rate	$(19,673)	$(30,289)	$(63,603)
Branch profits tax	(4,267)	(4,871)	(3,805)
State taxes, net of federal benefit	(27)	2,405	(674)
Restricted stock units tax shortfall	1,025	1,651	2,758
Taxes on foreign earnings at less than the U.S. statutory rate	13,095	(22,464)	30,737
Effect of tax rate change	(2,929)	23,843	—
Effect of moving activity to higher tax rate jurisdiction	(14,620)	—	—
Management fee charged to international operations	1,515	1,213	—
Tax effect of TRA derecognition	—	46,874	—
Establishment of valuation allowances	22,892	51,911	2,644
Return-to-provision adjustments	(521)	3,551	(1,130)
Noncontrolling interest	—	—	7,367
Other	560	(906)	63
Total income tax expense (benefit)	$(2,950)	$72,918	$(25,643)

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

	December 31,
	2018	2017
Deferred tax assets
Foreign net operating loss	$13,290	$13,023
U.S. net operating loss	76,349	52,289
Research and development credit	609	297
TRA	—	566
Intangibles	5,933	5,935
Inventory	2,350	1,488
Property and equipment	14,621	—
Investment in partnership	23,931	20,248
Other	773	419
Valuation allowance	(84,972)	(60,524)
Total deferred tax assets	52,884	33,741

Deferred tax liabilities
Investment in partnership	(27,352)	(23,594)
Property and equipment	(3,652)	(4,293)
Goodwill	(7,259)	(5,854)
Other	(221)	(229)
Total deferred liabilities	(38,484)	(33,970)

Net deferred tax assets (liabilities)	$14,400	$(229)

As of December 31, 2018, we have income tax net operating loss (“NOL”) carryforwards related to both our U.S. and foreign operations of approximately $326.7 million. In addition, we have research and development tax credit carryforwards of approximately $0.6 million. The ultimate utilization of the NOLs and research and development credits depend on the ability to generate sufficient taxable income in the appropriate tax jurisdiction. These tax attributes expire as follows:

Year of Expiration	U.S. NOLs	Foreign NOLs	R&D Credits

2019 - 2023	$—	$9,022	$—
2024 - 2028	—	1,901	—
2028 - 2038	194,381	208	609
Does not expire	78,315	42,852	—
	$272,696	$53,983	$609

The valuation allowance increased from $60.5 million to $85.0 million during 2018 as a result of accumulated tax losses in both the U.S. and various foreign tax jurisdictions. We evaluated all available evidence and determined that it is more likely than not that these losses will not be realized.

It is our intention that all cash and earnings of our subsidiaries as of December 31, 2018 are permanently reinvested and will be used to meet operating cash flow needs. Existing plans do not demonstrate a need to repatriate foreign cash to fund parent company activity, however, should we determine that parent company funding is required, we estimate that any such cash needs may be met without adverse tax consequences.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 and 2017, we had total gross unrecognized tax benefits of $0.3 million and $0.2 million, respectively. Substantially all of the uncertain tax positions, if recognized in the future, would impact our effective tax rate. We have elected to classify interest and penalties incurred on income taxes as income tax expense.

We file income tax returns in the U.S. and various international tax jurisdictions. As of December 31, 2018, our U.S. tax returns remain open to examination for the tax years 2017 through 2018, and the major foreign taxing jurisdictions to which we are subject to tax are open to examination for the tax years 2010 through 2018.

Note 18—Commitments and Contingencies

Commitments

We are committed under various noncancelable operating lease agreements primarily related to facilities and equipment that expire at various dates throughout the next several years. Future minimum lease commitments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2018, are as follows (in thousands):

Year Ending December 31,	Amount
2019	$10,544
2020	9,120
2021	7,370
2022	6,006
2023	4,251
Thereafter	13,103
Total future lease commitments	$50,394

Total rent expense incurred under operating leases was $16.8 million, $18.7 million, and $19.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

We also have purchase commitments related to inventory in the amount of $42.2 million. We enter into purchase commitments as needed.

Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of December 31, 2018 and December 31, 2017. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 19—Severance and Other Charges (Credits), net

We recognize severance and other charges for costs associated with workforce reductions, facility closures, exiting or reducing our footprint in certain countries, inventory impairment and the retirement of excess machinery and equipment based on economic utility. As a result of the downturn in the industry and its impact on our business outlook, we continue to take actions to adjust our operations and cost structure to reflect current and expected activity levels. Depending on future market conditions, further actions may be necessary to adjust our operations, which may result in additional charges.
Our severance and other charges (credits), net are summarized below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Severance and other costs	$4,552	$2,697	$16,525
Fixed asset retirements and abandonments	—	6,454	29,881
Inventory impairment	—	51,181	—
Accounts receivable write-off (recovery)	(4,862)	15,022	—
	$(310)	$75,354	$46,406

Severance and other costs: We incurred costs due to a continued effort to adjust our cost base, including reducing our workforce to meet the depressed demand in the industry.

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

Inventory impairment: During 2017, we determined the cost of our connector inventory exceeded its net realizable value, which resulted in a charge of $51.2 million.

Accounts receivable write-off (recovery): We have experienced payment delays from certain customers in Nigeria, Angola and Venezuela. During the fourth quarter of 2017 management decided to significantly reduce our footprint in Nigeria and Angola and temporarily cease operations in Venezuela, which we believe will diminish our ability to collect amounts owed. As a result, we wrote off trade accounts receivable of $15.0 million during the year ended December 31, 2017. In 2018, we recovered $4.9 million of previously written off receivables from a customer in Angola.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20—Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016

Cash paid for interest	$273	$296	$447
Cash paid (received) for income taxes, net of refunds	1,848	(20,732)	8,754

Non-cash transactions:
Change in accruals related to purchases of property, plant and equipment and intangibles	$5,910	$5,761	$1,658
Insurance premium financed by note payable	6,798	5,125	—
Net transfers from inventory to property, plant and equipment	4,529	4,689	—
Value of shares issued for Blackhawk Group acquisition	—	—	144,047
Conversion of Preferred Stock	—	—	55,941
TRA liability	—	—	124,531
Deferred tax impact of TRA	—	—	68,590

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues

We disaggregate our revenue from contracts with customers by geography for each of our segments, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables presents our revenues disaggregated by geography based on the location where our services were provided and products sold (in thousands):

	Year Ended December 31, 2018
	International Services	U.S. Services	Tubular Sales	Blackhawk	Consolidated
United States	$—	$148,941	$59,338	$72,316	$280,595
International	222,992	—	2,077	16,829	241,898
Total Revenues	$222,992	$148,941	$61,415	$89,145	$522,493

	Year Ended December 31, 2017
	International Services	U.S. Services	Tubular Sales	Blackhawk	Consolidated
United States	$—	$118,815	$55,862	$70,007	$244,684
International	206,746	—	2,348	1,017	210,111
Total Revenues	$206,746	$118,815	$58,210	$71,024	$454,795

	Year Ended December 31, 2016
	International Services	U.S. Services	Tubular Sales	Blackhawk	Consolidated
United States	$—	$152,827	$85,055	$9,982	$247,864
International	237,207	—	2,460	—	239,667
Total Revenues	$237,207	$152,827	$87,515	$9,982	$487,531

Revenue by geographic area was as follows (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
United States	$280,595	$244,684	$247,864
Europe/Middle East/Africa	135,786	138,304	160,651
Latin America	46,553	33,131	35,390
Asia Pacific	27,509	20,573	30,325
Other countries	32,050	18,103	13,301
Total Revenues	$522,493	$454,795	$487,531

We are a Netherlands based company and we derive our revenue from services and product sales to clients primarily in the oil and gas industry. No single customer accounted for more than 10% of our revenue for the year ended December 31, 2018. For the years ended December 31, 2017 and 2016, one customer accounted for 10% and 13% of our revenues, respectively. In both years, all four of our segments generated revenue from this customer.

The revenue generated in the Netherlands was immaterial for the years ended December 31, 2018, 2017 and 2016. Other than the United States, no individual country represented more than 10% of our revenue for the years ended December 31, 2018, 2017 and 2016.

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

Our CODM uses Adjusted EBITDA as the primary measure of segment reporting performance.

The following table presents a reconciliation of Segment Adjusted EBITDA to net loss (in thousands):

	Year Ended December 31,
	2018	2017	2016
Segment Adjusted EBITDA:
International Services	$35,498	$30,801	$33,264
U.S. Services (1)	(18,115)	(39,357)	(11,012)
Tubular Sales	3,153	3,181	1,741
Blackhawk	12,696	11,090	1,038
Total	33,232	5,715	25,031
Interest income, net	4,243	2,309	2,073
Income tax (expense) benefit	2,950	(72,918)	25,643
Depreciation and amortization	(111,292)	(122,102)	(114,215)
Gain (loss) on disposal of assets	1,309	2,045	(1,117)
Foreign currency gain (loss)	(5,675)	2,075	(10,819)
TRA related adjustments (2)	(1,359)	122,515	—
Charges and credits (3)	(14,141)	(99,096)	(82,675)
Net loss	$(90,733)	$(159,457)	$(156,079)

(1)	Includes all corporate general and administrative expenses.

(2)	Please see Note 13—Related Party Transactions for further discussion.

(3)
Comprised of Equity-based compensation expense (2018: $10,621; 2017: $13,862; 2016: $15,978), Mergers and acquisition expense (2018: $58; 2017: $459; 2016: $13,784), Severance and other (charges) credits (2018: $310; 2017: $(75,354); 2016: $(46,406)), Unrealized and realized gains (losses) (2018: $1,682; 2017: $(2,791); 2016: $(110)), Investigation-related matters (2018: $5,454; 2017: $6,143; 2016: $6,397) and Other adjustments (2018: none; 2017: $487; 2016: none).

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth certain financial information with respect to our reportable segments (in thousands):

	International Services	U.S. Services	Tubular Sales	Blackhawk	Eliminations	Total

Year Ended December 31, 2018
Revenue from external customers	$222,992	$148,941	$61,415	$89,145	$—	$522,493
Inter-segment revenues	(222)	17,821	1,695	3,387	(22,681)	—
Operating income (loss)	(15,328)	(71,824)	442	(6,171)	—	(92,881)
Adjusted EBITDA	35,498	(18,115)	3,153	12,696	—	*
Depreciation and amortization	54,450	37,100	2,481	17,261	—	111,292
Property, plant and equipment	143,424	168,372	75,259	29,435	—	416,490
Purchases of property, plant and equipment and intangibles	1,864	35,206	12,668	6,733	—	56,471

Year Ended December 31, 2017
Revenue from external customers	$206,746	$118,815	$58,210	$71,024	$—	$454,795
Inter-segment revenues	23	17,071	14,132	129	(31,355)	—
Operating loss	(44,199)	(101,602)	(51,397)	(17,544)	—	(214,742)
Adjusted EBITDA	30,801	(39,357)	3,181	11,090	—	*
Depreciation and amortization	54,873	38,151	3,697	25,381	—	122,102
Property, plant and equipment	197,305	173,501	66,153	32,687	—	469,646
Purchases of property, plant and equipment and intangibles	7,042	9,618	268	5,062	—	21,990

Year Ended December 31, 2016
Revenue from external customers	$237,207	$152,827	$87,515	$9,982	$—	$487,531
Inter-segment revenues	68	19,590	19,456	—	(39,114)	—
Operating loss	(41,668)	(116,603)	(2,884)	(2,207)	—	(163,362)
Adjusted EBITDA	33,264	(11,012)	1,741	1,038	—	*
Depreciation and amortization	59,435	47,438	4,087	3,255	—	114,215
Property, plant and equipment	247,913	201,772	73,316	44,023	—	567,024
Purchases of property, plant and equipment and intangibles	23,461	18,112	540	14	—	42,127

* Non-GAAP financial measure not disclosed.

The CODM does not review total assets by segment as part of the financial information provided; therefore, no asset information is provided in the above table.

	December 31,
	2018	2017
Long-Lived Assets (PP&E)
United States	$272,476	$272,342
International	144,014	197,304
	$416,490	$469,646

Based on the unique nature of our operating structure, revenue generating assets are interchangeable between two categories: (i) offshore and (ii) onshore. In addition, some onshore assets can only be used in the U.S. based upon certification. Long-lived assets in the Netherlands were insignificant in each of the years presented.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22—Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2018 and 2017 is set forth below (in thousands, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2018
Revenue	$115,569	$132,085	$128,986	$145,853	$522,493
Gross profit (1)	8,896	21,331	20,204	24,311	74,742
Operating loss	(34,907)	(23,782)	(13,591)	(20,601)	(92,881)
Net loss	(42,073)	(25,763)	(6,999)	(15,898)	(90,733)
Loss per common share: (4)
Basic and diluted	$(0.19)	$(0.12)	$(0.03)	$(0.07)	$(0.41)

2017
Revenue	$110,731	$117,659	$108,083	$118,322	$454,795
Gross profit (1)	8,827	11,811	9,411	7,141	37,190
Operating loss (2)	(36,610)	(33,966)	(35,080)	(109,086)	(214,742)
Net income (loss) (3)	(26,663)	(25,950)	2,296	(109,140)	(159,457)
Income (loss) per common share: (4)
Basic and diluted	$(0.12)	$(0.12)	$0.01	$(0.49)	$(0.72)

(1)	Gross profit is defined as total revenue less cost of revenues less depreciation and amortization attributed to cost of revenues.

(2)
Fourth quarter includes inventory impairments of $51.2 million and accounts receivable write-offs of $15.0 million. Please see Note 19—Severance and Other Charges (Credits), net in these Notes to Consolidated Financial Statements.

(3)	Third quarter includes the impact of the derecognition of the TRA liability. Please see Note 13—Related Party Transactions in these Notes to Consolidated Financial Statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

Management’s Report Regarding Internal Control

See Management’s Report on Internal Control Over Financial Reporting under Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2018.

Item 11.  Executive Compensation

Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2018.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2018.

Item 14.  Principal Accounting Fees and Services

Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

Our Consolidated Financial Statements are included under Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. For a listing of these statements and accompanying footnotes, see “Index to Consolidated Financial Statements” at page 52.

(a)(2)    Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Financial statement schedules are listed on page 101. Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in Item 8, “Financial Statements and Supplementary Data” or notes thereto.

(a)(3)    Exhibits

The following exhibits are filed or furnished with this Report or incorporated by reference:

3.1
Deed of Amendment to Articles of Association of Frank’s International N.V., dated May 19, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 25, 2017).

*10.1
Credit Agreement, dated as of November 5, 2018, by and among Frank’s International C.V., Frank’s International, LLC and Blackhawk Group Holdings, LLC (as Borrowers), Frank’s International N.V., Frank’s International GP, LLC, Frank’s International, L.P., Frank’s International LP B.V., Frank’s International Partners B.V., Frank’s International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, LLC (as Guarantors), JPMorgan Chase Bank, N.A. (as Administrative Agent and Issuing Bank), and the lenders from time to time party thereto.

*10.2
U.S. Pledge and Security Agreement, dated as of November 5, 2018, by and among Frank’s International, LLC, Blackhawk Group Holdings, LLC, Frank’s International GP, LLC, Frank’s International, LP, Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, Trinity Tool Rentals, LLC (as Grantors) and JPMorgan Chase Bank, N.A. (as Administrative Agent).

*10.3
Dutch Pledge Agreement, dated as of November 5, 2018, by and among Frank’s International C.V., Frank’s International LP B.V., Frank’s International Partners B.V., Frank’s International N.V., and Frank’s International Management B.V. (as Pledgors) and JPMorgan Chase Bank, N.A. (as Pledgee).

†10.4
Indemnification Agreement dated August 14, 2013, by and among Frank’s International N.V. and Donald Keith Mosing (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

†10.5
Indemnification Agreement dated August 14, 2013, by and among Frank’s International N.V. and Kirkland D. Mosing (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

†10.6
Indemnification Agreement dated August 14, 2013, by and among Frank’s International N.V. and Steven B. Mosing (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

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

†10.9
Indemnification Agreement dated August 4, 2015, by and between Frank’s International N.V. and Alejandro Cestero (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 29, 2016).

†10.10
Indemnification Agreement dated May 20, 2016, by and between Frank’s International N.V. and Michael E. McMahon (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 27, 2018).

†10.11
Indemnification Agreement dated May 20, 2016, by and between Frank’s International N.V. and Alexander Vriesendorp (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 27, 2018).

†10.12
Indemnification Agreement dated March 2, 2017, by and between Frank’s International N.V. and Kyle McClure (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 7, 2017).

†10.13
Indemnification Agreement dated March 19, 2017, by and between Frank’s International N.V. and Robert Drummond (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 7, 2017).

†10.14
Indemnification Agreement dated February 19, 2018, by and between Frank’s International N.V. and Scott A. McCurdy (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 27, 2018).

†10.15
Indemnification Agreement dated May 8, 2018, by and between Frank’s International N.V. and Darren C. Miles (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 8, 2018).

†10.16
Indemnification Agreement dated June 13, 2018, by and between Frank’s International N.V. and Steven Russell (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 8, 2018).

†10.17
Indemnification Agreement dated June 18, 2018, by and between Frank’s International N.V. and Nigel Lakey (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 8, 2018).

†10.18
Indemnification Agreement dated June 25, 2018, by and between Frank’s International N.V. and John Symington (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 8, 2018).

*†10.19	Indemnification Agreement dated January 15, 2019, by and between Frank’s International N.V. and Melanie M. Trent.
†10.20
Employee Confidentiality and Restrictive Covenant Agreement dated October 4, 2016 between Burney J. Latiolais, Jr. and Frank’s International, LLC (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 27, 2018).

†10.21
Transition and Separation Agreement, dated as of June 12, 2018 and effective as of December 31, 2018, by and among Burney J. Latiolais, Jr., Frank’s International, LLC and Frank’s International N.V. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 8, 2018).

†10.22
Separation Agreement, dated as of June 12, 2018 and effective as of September 30, 2018, by and among Alejandro Cestero, Frank’s International, LLC and Frank’s International N.V. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 8, 2018).

†10.23	Employment Offer Letter for Kyle McClure effective as of June 5, 2017 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 7, 2017).
†10.24
Employment Offer Letter for Michael C. Kearney effective as of September 26, 2017 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File no. 001-36053), filed on November 2, 2017).

†10.25
Employment Assignment Letter for Steven Russell dated June 1, 2018 and effective as of June 13, 2018 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 8, 2018).

†10.26
Employment Offer Letter for Nigel Lakey dated May 25, 2018 and effective as of June 18, 2018 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 8, 2018).

†10.27
Employment Agreement, dated June 19, 2013, between Blackhawk Specialty Tools, LLC and Scott McCurdy (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 8, 2018).

*†10.28	Employment Offer Letter for John Symington dated May 30, 2018 and effective as of June 25, 2018.
†10.29	Frank’s International N.V. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (File No. 333-190607), filed on August 13, 2013).
†10.30	Frank’s International N.V. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (File No. 333-190607), filed on August 13, 2013).
†10.31
First Amendment to Frank’s International N.V. Employee Stock Purchase Plan effective as of December 31, 2013 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 4, 2014).

†10.32
Second Amendment to Frank’s International N.V. Employee Stock Purchase Plan effective as of November 5, 2014 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 7, 2014).

†10.33
Third Amendment to Frank’s International N.V. Employee Stock Purchase Plan effective as of January 1, 2016 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 5, 2015).

†10.34
Fourth Amendment to Frank’s International N.V. Employee Stock Purchase Plan effective as of November 1, 2018 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 6, 2018).

†10.35
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

†10.37
Frank’s International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Employee Form) (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A (File No. 333-188536), filed on July 16, 2013).

†10.38
First Amendment to the Frank’s International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Employee Form) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 7, 2014).

†10.39
Frank’s International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Employee Form) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 4, 2014).

†10.40
Frank’s International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Employee Form) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on December 1, 2014).

†10.41
Amendment to Frank’s International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (IPO Grants Form) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36053), filed on June 17, 2015).

†10.42
Amendment to Frank’s International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Bonus Grants Form) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36053), filed on June 17, 2015).

†10.43
Frank’s International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Time Vested Form) (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 29, 2016).

†10.44
Frank’s International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Performance Based Form) (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 29, 2016).

†10.45
Frank’s International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Non-Employee Director Form) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on July 28, 2016).

†10.46
Frank’s International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Special Incentives and Retention Form) (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 24, 2017).

†10.47
Frank’s International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Supplemental Grant Form) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 2, 2017).

†10.48
Frank’s International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Performance Based Form) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 8, 2018).

†10.49
Frank’s International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (2018 Time Vested Form) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 6, 2018).

†10.50
Frank’s International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (2018 Performance Based Form) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 6, 2018).

†10.51
Frank’s International N.V. Executive Change-in-Control Severance Plan, dated May 20, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 27, 2015).

*†10.52	Frank’s International N.V. Executive Amended and Restated U.S. Executive Change-in-Control Severance Plan, dated January 21, 2019.
†10.53
Form of Frank’s International N.V. Executive Change-in-Control Severance Plan Participation Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 5, 2015).

*†10.54	Frank’s International N.V. U.S. Executive Retention and Severance Plan, dated January 21, 2019.
†10.55
Frank’s Executive Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.56
Tax Receivable Agreement, dated August 14, 2013, by and among Frank’s International N.V., Frank’s International C.V. and Mosing Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.57
Registration Rights Agreement, dated August 14, 2013, by and among Frank’s International N.V., Mosing Holdings, Inc. and FWW B.V. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.58
Form of Limited Waiver of Registration Rights to that certain Registration Rights Agreement, dated as of August 14, 2013, with Mosing Holdings, LLC, FWW B.V., and the other parties thereto (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 24, 2017).

10.59
Registration Rights Agreement, dated as of November 1, 2016, among Frank’s International N.V., the Bain Capital Investors and certain other investors named therein (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 (File No. 333-214509), filed on November 8, 2016).

10.60
Global Transaction Agreement, dated July 22, 2013, by and among Frank’s International N.V. and Mosing Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1/A (File No. 333-188536), filed on July 24, 2013).

10.61
Amendment No. 10 to the Limited Partnership Agreement of Frank’s International C.V., effective as of December 1, 2017 (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 27, 2018).

†10.62
Frank’s International N.V. Recoupment Policy effective as of October 30, 2018 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 6, 2018).

*21.1	List of Subsidiaries of Frank’s International N.V.
*23.1	Consent of KPMG LLP.
*23.2	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

None.

FRANK’S INTERNATIONAL N.V.
Schedule II - Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Period	Additions / Charged to Expense	Deductions	Other	Balance at End of Period

Year Ended December 31, 2018
Allowance for doubtful accounts	$4,777	$348	$(1,200)	$—	$3,925
Allowance for excess and obsolete inventory	21,584	1,800	(760)	—	22,624
Allowance for deferred tax assets	60,524	24,448	—	—	84,972

Year Ended December 31, 2017
Allowance for doubtful accounts	$14,337	$346	$(9,725)	$(181)	$4,777
Allowance for excess and obsolete inventory	4,626	19,727	(2,769)	—	21,584
Allowance for deferred tax assets	5,442	56,207	(1,125)	—	60,524

Year Ended December 31, 2016
Allowance for doubtful accounts	$2,528	$10,374	$(761)	$2,196	$14,337
Allowance for excess and obsolete inventory (1)	2,200	1,762	(1,855)	2,519	4,626
Allowance for deferred tax assets	2,798	2,644	—	—	5,442

(1)	“Other” includes allowances acquired through business combinations and reductions in the allowance credited to expense.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		By:	Frank’s International N.V.
(Registrant)

Date:	February 25, 2019	By:	/s/ Kyle McClure
Kyle McClure
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2019.

Signature	Title

/s/ Michael C. Kearney	Chairman, President and Chief Executive Officer
Michael C. Kearney	(Principal Executive Officer)

/s/ Kyle McClure	Senior Vice President and Chief Financial Officer
Kyle McClure	(Principal Financial Officer)

/s/ Darren C. Miles	Chief Accounting Officer and Vice President - Tax
Darren C. Miles	(Principal Accounting Officer)

/s/ William B. Berry	Supervisory Lead Director
William B. Berry

/s/ Robert W. Drummond	Supervisory Director
Robert W. Drummond

/s/ Michael E. McMahon	Supervisory Director
Michael E. McMahon

/s/ D. Keith Mosing	Supervisory Director
D. Keith Mosing

/s/ Kirkland D. Mosing	Supervisory Director
Kirkland D. Mosing

/s/ S. Brent Mosing	Supervisory Director
S. Brent Mosing

/s/ Melanie M. Trent	Supervisory Director
Melanie M. Trent

/s/ Alexander Vriesendorp	Supervisory Director
Alexander Vriesendorp