Form 10-Q
period 2019-03-31
FRANK'S INTERNATIONAL N.V.
filed 2019-05-07
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, €0.01 par value	FI	New York Stock Exchange
As of May 1, 2019, there were 225,101,255 shares of common stock, €0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$152,782	$186,212
Short-term investments	19,170	26,603
Accounts receivables, net	205,301	189,414
Inventories, net	77,291	69,382
Assets held for sale	8,921	7,828
Other current assets	10,379	12,651
Total current assets	473,844	492,090

Property, plant and equipment, net	395,118	416,490
Goodwill	211,040	211,040
Intangible assets, net	28,181	31,069
Deferred tax assets, net	14,085	14,621
Operating lease right-of-use assets	35,072	—
Other assets	30,842	28,619
Total assets	$1,188,182	$1,193,929

Liabilities and Equity
Current liabilities:
Short-term debt	$3,889	$5,627
Accounts payable and accrued liabilities	108,414	123,981
Current portion of operating lease liabilities	7,613	—
Deferred revenue	139	116
Total current liabilities	120,055	129,724

Deferred tax liabilities	3,306	221
Non-current operating lease liabilities	27,512	—
Other non-current liabilities	29,444	29,212
Total liabilities	180,317	159,157

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, €0.01 par value, 798,096,000 shares authorized, 226,352,137 and 225,478,506 shares issued and 224,943,858 and 224,289,902 shares outstanding	2,839	2,829
Additional paid-in capital	1,066,050	1,062,794
Retained earnings (deficit)	(12,127)	16,860
Accumulated other comprehensive loss	(32,072)	(32,338)
Treasury stock (at cost), 1,408,279 and 1,188,604 shares	(16,825)	(15,373)
Total stockholders’ equity	1,007,865	1,034,772
Total liabilities and equity	$1,188,182	$1,193,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Services	$115,406	$91,348
Products	29,002	24,221
Total revenue	144,408	115,569

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Services	83,239	70,962
Products	20,128	17,629
General and administrative expenses	35,411	32,096
Depreciation and amortization	25,242	28,300
Severance and other charges, net	455	1,254
Loss on disposal of assets	227	235
Operating loss	(20,294)	(34,907)

Other income (expense):
Tax receivable agreement (“TRA”) related adjustments	—	(2,941)
Other income (expense), net	529	(440)
Interest income, net	768	944
Mergers and acquisition expense	—	(58)
Foreign currency gain	483	1,704
Total other income (expense)	1,780	(791)

Loss before income taxes	(18,514)	(35,698)
Income tax expense	9,773	6,375
Net loss	$(28,287)	$(42,073)

Loss per common share:
Basic and diluted	$(0.13)	$(0.19)

Weighted average common shares outstanding:
Basic and diluted	224,653	223,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net loss	$(28,287)	$(42,073)
Other comprehensive income (loss):
Foreign currency translation adjustments	250	87
Unrealized gain (loss) on marketable securities	16	(85)
Total other comprehensive income	266	2
Comprehensive loss	$(28,021)	$(42,071)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2018
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Equity
Balances at December 31, 2017	223,289	$2,814	$1,050,873	$106,923	$(30,972)	$(13,737)	$1,115,901
Cumulative effect of accounting change	—	—	—	670	—	—	670
Net loss	—	—	—	(42,073)	—	—	(42,073)
Foreign currency translation adjustments	—	—	—	—	87	—	87
Change in marketable securities	—	—	—	—	(85)	—	(85)
Equity-based compensation expense	—	—	2,280	—	—	—	2,280
Common shares issued upon vesting of share-based awards	601	8	(8)	—	—	—	—
Common shares issued for employee stock purchase plan	99	1	560	—	—	—	561
Treasury shares withheld	(167)	—	—	—	—	(1,035)	(1,035)
Balances at March 31, 2018	223,822	$2,823	$1,053,705	$65,520	$(30,970)	$(14,772)	$1,076,306

	Three Months Ended March 31, 2019
					Accumulated
			Additional	Retained	Other		Total
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury	Stockholders’
	Shares	Value	Capital	(Deficit)	Income (Loss)	Stock	Equity
Balances at December 31, 2018	224,290	$2,829	$1,062,794	$16,860	$(32,338)	$(15,373)	$1,034,772
Cumulative effect of accounting change	—	—	—	(700)	—	—	(700)
Net loss	—	—	—	(28,287)	—	—	(28,287)
Foreign currency translation adjustments	—	—	—	—	250	—	250
Change in marketable securities	—	—	—	—	16	—	16
Equity-based compensation expense	—	—	2,574	—	—	—	2,574
Common shares issued upon vesting of share-based awards	720	8	(8)	—	—	—	—
Common shares issued for employee stock purchase plan	154	2	690	—	—	—	692
Treasury shares withheld	(220)	—	—	—	—	(1,452)	(1,452)
Balances at March 31, 2019	224,944	$2,839	$1,066,050	$(12,127)	$(32,072)	$(16,825)	$1,007,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(28,287)	$(42,073)
Adjustments to reconcile net loss to cash from operating activities
Depreciation and amortization	25,242	28,300
Equity-based compensation expense	2,574	2,280
Amortization of deferred financing costs	87	—
Deferred tax provision	3,618	—
Provision for bad debts	19	103
Loss on disposal of assets	227	235
Changes in fair value of investments	(1,412)	191
Unrealized gain on derivative instruments	(496)	(561)
Other	(500)	—
Changes in operating assets and liabilities
Accounts receivable	(14,734)	(4,426)
Inventories	(4,083)	(2,469)
Other current assets	771	1,042
Other assets	(245)	270
Accounts payable and accrued liabilities	(13,184)	(3,295)
Deferred revenue	22	(410)
Other non-current liabilities	611	(96)
Net cash used in operating activities	(29,770)	(20,909)

Cash flows from investing activities
Purchases of property, plant and equipment and intangibles	(8,145)	(6,323)
Proceeds from sale of assets	14	1,639
Proceeds from sale of investments	12,539	30,969
Purchase of investments	(5,195)	(26,428)
Net cash used in investing activities	(787)	(143)

Cash flows from financing activities
Repayments of borrowings	(1,737)	(1,455)
Treasury shares withheld for taxes	(1,452)	(1,035)
Proceeds from the issuance of ESPP shares	692	561
Net cash used in financing activities	(2,497)	(1,929)
Effect of exchange rate changes on cash	(376)	(1,255)
Net decrease in cash and cash equivalents	(33,430)	(24,236)
Cash and cash equivalents at beginning of period	186,212	213,015
Cash and cash equivalents at end of period	$152,782	$188,779

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

Basis of Presentation

The condensed consolidated financial statements of FINV for the three months ended March 31, 2019 and 2018 include the activities of Frank’s International C.V. (“FICV”), Blackhawk Group Holdings, LLC (“Blackhawk”) and their wholly owned subsidiaries (collectively, the “Company,” “we,” “us” or “our”). All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

Our accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. The consolidated balance sheet at December 31, 2018 is derived from audited financial statements. However, certain information and footnote disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2018, which are included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2019 (“Annual Report”). In the opinion of management, these condensed consolidated financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments that were necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year.

The condensed consolidated financial statements have been prepared on a historical cost basis using the United States dollar as the reporting currency. Our functional currency is primarily the United States dollar.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on our operating income (loss), net income (loss), working capital, cash flows or total equity previously reported.
During the first quarter of 2019, the Company changed its reportable segment structure. Please see Note 15—Segment Information for additional information. As part of the change in reportable segments, the Company also changed the classification of certain costs within the condensed consolidated statements of operations to reflect a change in presentation of the information used by the Company’s chief operating decision maker (“CODM”). Historically, and through December 31, 2018, certain direct and indirect costs related to operations were classified and reported as general and administrative expenses (“G&A”) and manufacturing costs were classified as cost of revenues, products (“COR – Products”). The historical classification was consistent with the information used by the CODM to assess the performance of the Company’s segments and make resource allocation decisions. As part of the change in reportable segments, and to provide the CODM with additional oversight over costs that directly support operations versus costs that are more general and administrative in nature, certain costs previously classified as G&A have been reclassified as cost of revenues – services (“COR – Services”). In addition, manufacturing costs previously classified as COR – Products have been reclassified to COR – Services as a result of the change in segment reporting.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of reclassifications to previously reported amounts (in thousands):

	Three Months Ended March 31, 2018
	As previously reported	Reclassifications	As currently reported
Condensed Consolidated Statements of Operations
Cost of revenues, exclusive of depreciation and amortization
Services	$63,210	$7,752	$70,962
Products	18,747	(1,118)	17,629
General and administrative expenses	38,730	(6,634)	32,096

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

In June 2018, the FASB issued new guidance which is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. We adopted the guidance on January 1, 2019, and the adoption did not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued new accounting guidance for leases. We adopted the new lease standard effective January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption, including not restating comparative periods. In our financial statements, the comparative period continues to be reported under the accounting standards which were in effect for that period.

Adoption of the new standard resulted in recording lease assets of $34.9 million, lease liabilities of $34.4 million and an adjustment to retained earnings of $0.7 million as of January 1, 2019. The standard had no impact on our net income (loss) and cash flows.

We elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward the historical lease classification. In addition, we elected not to separate lease and non-lease components for all classes of leased assets. Also, leases with an initial term of 12 months or less are not recorded on the balance sheet.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Leases

We have operating leases for real estate, vehicles and certain equipment. Our leases have remaining lease terms of less than one year to 15 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within one year. At the present time all of our leases are classified as operating leases. Our short-term lease expense was $0.8 million for the three months ended March 31, 2019.

The accounting for some of our leases may require significant judgment, which includes determining the incremental borrowing rates to utilize in our net present value calculation of lease payments for lease agreements which do not provide an implicit rate and assessing the likelihood of renewal or termination options.

Three Months Ended
Long-term Lease Cost (in thousands)	March 31, 2019
Operating lease cost (a)	$2,933

Sublease income	$(130)

(a)	Includes variable lease costs, which are immaterial.

Three Months Ended
Other Information (in thousands)	March 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,619

Right-of-use assets obtained in an exchange for lease obligations
Operating leases	$2,391

Lease Term and Discount Rate	March 31, 2019
Weighted average remaining lease term (years)
Operating leases	6.5

Weighted average discount rate
Operating leases	10.35%

Maturity of Operating Lease Liabilities (in thousands)	March 31, 2019
2019	$8,025
2020	9,142
2021	7,593
2022	6,124
2023	4,403
Thereafter	13,208
Total undiscounted lease payments	48,495
Less: interest	13,370
Present value of lease liabilities	$35,125

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease commitments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2018, were as follows (in thousands):

Year Ending December 31,	Amount
2019	$10,544
2020	9,120
2021	7,370
2022	6,006
2023	4,251
Thereafter	13,103
Total future lease commitments	$50,394

Note 3—Accounts Receivable, net

Accounts receivable at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Trade accounts receivable, net of allowance of $3,939 and $3,925, respectively	$142,609	$114,630
Unbilled revenue	43,257	54,591
Taxes receivable	16,423	15,762
Affiliated (1)	551	549
Other receivables	2,461	3,882
Total accounts receivable, net	$205,301	$189,414

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates.

Note 4—Inventories, net

Inventories at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Pipe and connectors, net of allowance of $21,508 and $21,270, respectively	$16,958	$18,026
Finished goods, net of allowance of $1,127 and $1,354, respectively	25,371	22,608
Work in progress	8,950	8,285
Raw materials, components and supplies	26,012	20,463
Total inventories, net	$77,291	$69,382

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Property, Plant and Equipment

The following is a summary of property, plant and equipment at March 31, 2019 and December 31, 2018 (in thousands):

	Estimated Useful Lives in Years	March 31, 2019	December 31, 2018
Land	—	$32,654	$32,945
Land improvements	8-15	8,421	8,316
Buildings and improvements	13-39	124,684	125,088
Rental machinery and equipment	7	891,753	887,064
Machinery and equipment - other	7	61,755	61,796
Furniture, fixtures and computers	5	24,777	24,745
Automobiles and other vehicles	5	29,759	29,696
Leasehold improvements	7-15, or lease term if shorter	15,415	15,392
Construction in progress - machinery and equipment and land improvements	—	60,841	65,152
		1,250,059	1,250,194
Less: Accumulated depreciation		(854,941)	(833,704)
Total property, plant and equipment, net		$395,118	$416,490

During the first quarter of 2018, we sold a building classified as held for sale for $0.8 million and recorded an immaterial loss. During the first quarter of 2019, buildings with a net book value of $1.1 million met the criteria to be classified as held for sale and were reclassified from property, plant and equipment to assets held for sale on our condensed consolidated balance sheet.

The following table presents the depreciation and amortization expense associated with each line item for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Services	$21,505	$23,579
Products	434	1,137
General and administrative expenses	3,303	3,584
Total	$25,242	$28,300

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Other Assets

Other assets at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Cash surrender value of life insurance policies (1)	$25,865	$23,784
Deposits	2,530	2,269
Other	2,447	2,566
Total other assets	$30,842	$28,619

(1)	See Note 9—Fair Value Measurements for additional information.

Note 7—Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accounts payable	$9,626	$28,045
Accrued compensation	21,628	30,822
Accrued property and other taxes	15,720	16,301
Accrued severance and other charges	786	2,328
Income taxes	15,193	12,075
Affiliated (1)	873	3,915
Accrued purchase orders and other	44,588	30,495
Total accounts payable and accrued liabilities	$108,414	$123,981

(1)	Represents amounts owed to non-consolidated affiliates.

Note 8—Debt

Credit Facility

Asset Based Revolving Credit Facility

On November 5, 2018, FICV, Frank’s International, LLC and Blackhawk, as borrowers, and FINV, certain of FINV’s subsidiaries, including FICV, Frank’s International, LLC, Blackhawk, Frank’s International GP, LLC, Frank’s International, LP, Frank’s International LP B.V., Frank’s International Partners B.V., Frank’s International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, L.L.C., as guarantors, entered into a five-year senior secured revolving credit facility (the “ABL Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent (the “ABL Agent”), and other financial institutions as lenders with total commitments of $100.0 million including up to $15.0 million available for letters of credit. Subject to the terms of the ABL Credit Facility, we have the ability to increase the commitments to $200.0 million. The maximum amount that the Company may borrow under the ABL Credit Facility is subject to a borrowing base, which is based on a percentage of certain eligible accounts receivable and eligible inventory, subject to customary reserves and other adjustments.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All obligations under the ABL Credit Facility are fully and unconditionally guaranteed jointly and severally by FINV’s subsidiaries, including FICV, Frank’s International, LLC, Blackhawk, Frank’s International GP, LLC, Frank’s International, LP, Frank’s International LP B.V., Frank’s International Partners B.V., Frank’s International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, L.L.C., subject to customary exceptions and exclusions. In addition, the obligations under the ABL Credit Facility are secured by first priority liens on substantially all of the assets and property of the borrowers and guarantors, including pledges of equity interests in certain of FINV’s subsidiaries, subject to certain exceptions. Borrowings under the ABL Credit Facility bear interest at FINV’s option at either (a) the Alternate Base Rate (“ABR”) (as defined therein), calculated as the greatest of (i) the rate of interest publicly quoted by the Wall Street Journal, as the “prime rate,” subject to each increase or decrease in such prime rate effective as of the date such change occurs, (ii) the federal funds effective rate that is subject to a 0.00% interest rate floor plus 0.50%, and (iii) the one-month Adjusted LIBO Rate (as defined therein) plus 1.00%, or (b) the Adjusted LIBO Rate, plus, in each case, an applicable margin. The applicable interest rate margin ranges from 1.00% to 1.50% per annum for ABR loans and 2.00% to 2.50% per annum for Eurodollar loans and, in each case, is based on FINV’s leverage ratio. The unused portion of the ABL Credit Facility is subject to a commitment fee that varies from 0.250% to 0.375% per annum, according to average daily unused commitments under the ABL Credit Facility. Interest on Eurodollar loans is payable at the end of the selected interest period, but no less frequently than quarterly. Interest on ABR loans is payable monthly in arrears.

The ABL Credit Facility contains various covenants and restrictive provisions which limit, subject to certain customary exceptions and thresholds, FINV’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments, acquisitions, or loans and create or incur liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The ABL Credit Facility also requires FINV to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 based on the ratio of (a) consolidated EBITDA (as defined therein) minus unfinanced capital expenditures to (b) Fixed Charges (as defined therein), when either (i) an event of default occurs under the ABL Credit Facility or (ii) availability under the ABL Credit Facility falls for at least two consecutive calendar days below the greater of (A) $12.5 million and (B) 15% of the lesser of the borrowing base and aggregate commitments (a “FCCR Trigger Event”). Accounts receivable received by FINV’s U.S. subsidiaries that are parties to the ABL Credit Facility will be deposited into deposit accounts subject to deposit control agreements in favor of the ABL Agent. After a FCCR Trigger Event, these deposit accounts would be subject to “springing” cash dominion. After a FCCR Trigger Event, the Company will be subject to compliance with the fixed charge coverage ratio and “springing” cash dominion until no default exists under the ABL Credit Facility and availability under the facility for the preceding thirty consecutive days has been equal to at least the greater of (x) $12.5 million and (y) 15% of the lesser of the borrowing base and the aggregate commitments. If FINV fails to perform its obligations under the agreement that results in an event of default, the commitments under the ABL Credit Facility could be terminated and any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable. The ABL Credit Facility also contains cross default provisions that apply to FINV’s other indebtedness.

As of March 31, 2019, FINV had no borrowings outstanding under the ABL Credit Facility, letters of credit outstanding of $4.0 million and availability of $82.3 million.

Insurance Notes Payable

In 2018, we entered into a note to finance our annual insurance premiums totaling $6.8 million. The note bears interest at an annual rate of 3.9% with a final maturity date in October 2019. At March 31, 2019 and December 31, 2018, the outstanding balance was $3.9 million and $5.6 million, respectively.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2019 and December 31, 2018, were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2019
Assets:
Derivative financial instruments	$—	$395	$—	$395
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	—	25,865	—	25,865
Marketable securities - other	29	—	—	29
Liabilities:
Deferred compensation plan	—	24,395	—	24,395

December 31, 2018
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$23,784	$—	$23,784
Marketable securities - other	37	—	—	37
Liabilities:
Derivative financial instruments	—	101	—	101
Deferred compensation plan	—	23,663	—	23,663

Our derivative financial instruments consist of short-duration foreign currency forward contracts. The fair value of our derivative financial instruments is based on quoted market values including foreign exchange forward rates and interest rates. The fair value is computed by discounting the projected future cash flow amounts to present value. Derivative financial instruments are included in our condensed consolidated balance sheets in accounts receivable at March 31, 2019 and accounts payable and accrued liabilities at December 31, 2018.

Our investments associated with our deferred compensation plan consist primarily of the cash surrender value of life insurance policies and are included in other assets on the condensed consolidated balance sheets. Our investments change as a result of contributions, payments, and fluctuations in the market. Our liabilities associated with our deferred compensation plan are included in other non-current liabilities on the condensed consolidated balance sheets. Assets and liabilities, measured using significant observable inputs, are reported at fair value based on third-party broker statements, which are derived from the fair value of the funds’ underlying investments. We also have marketable securities in publicly traded equity securities as an indirect result of strategic investments. They are reported at fair value based on the price of the stock and are included in other assets on the condensed consolidated balance sheets.

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

As of March 31, 2019 and December 31, 2018, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

	March 31, 2019
Derivative Contracts	Notional Amount	Contractual Exchange Rate	Settlement Date
Canadian dollar	$1,349	1.3342	6/17/2019
Euro	7,959	1.1370	6/17/2019
Norwegian krone	9,333	8.5721	6/17/2019
Pound sterling	19,300	1.3310	6/17/2019

	December 31, 2018
Derivative Contracts	Notional Amount	Contractual Exchange Rate	Settlement Date
Canadian dollar	$2,248	1.3343	3/18/2019
Euro	6,967	1.1421	3/18/2019
Norwegian krone	7,713	8.5566	3/18/2019
Pound sterling	16,452	1.2655	3/18/2019

The following table summarizes the location and fair value amounts of all derivative contracts in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 (in thousands):

Derivatives not Designated as Hedging Instruments	Consolidated Balance Sheet Location	March 31, 2019	December 31, 2018
Foreign currency contracts	Accounts receivable, net	$395	$—
Foreign currency contracts	Accounts payable and accrued liabilities	—	(101)

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location and amounts of the realized and unrealized gains and losses on derivative contracts in the condensed consolidated statements of operations (in thousands):

		Three Months Ended
		March 31,
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative Contracts	2019	2018
Unrealized gain on foreign currency contracts	Other income (expense), net	$496	$561
Realized loss on foreign currency contracts	Other income (expense), net	(660)	(940)
Total net loss on foreign currency contracts		$(164)	$(379)

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

The following table presents the gross and net fair values of our derivatives at March 31, 2019 and December 31, 2018 (in thousands):

	Derivative Asset Positions		Derivative Liability Positions
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Gross position - asset / (liability)	$396	$113	$(1)	$(214)
Netting adjustment	(1)	(113)	1	113
Net position - asset / (liability)	$395	$—	$—	$(101)

Note 11—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease facilities from these affiliated companies. Rent expense associated with our related party leases was $0.7 million and $2.2 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, $7.6 million of our operating lease right-of-use assets and $8.4 million of our lease liabilities were associated with related party leases.

On November 2, 2018, Frank’s International, LLC entered into a purchase agreement with Mosing Ventures, LLC, Mosing Land & Cattle Company, LLC, Mosing Queens Row Properties, LLC, and 4-M Investments, each of which are companies related to us by common ownership (the “Mosing Companies”). Under the purchase agreement, we acquired real property that we previously leased from the Mosing Companies, and two additional properties located adjacent to those properties. The total purchase price was $37.0 million, including legal fees and closing adjustments for normal operating activity. The purchase closed on December 18, 2018. The properties are conveyed as-is, except that until 10 years following the Closing Date, the parties will continue to have certain rights and obligations under the terms of the agreements by which some of the purchased properties were acquired by the Mosing Companies at the time of our initial public offering. We made improvements on the purchased properties during the lease period, and the purchase price was calculated excluding the value of those improvements. As of the purchase closing, we no longer lease the acquired properties from the Mosing Companies.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The estimation of the liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As of March 31, 2019, FINV has a cumulative loss over the prior 36-month period. Based on this history of losses, as well as uncertainty regarding the timing and amount of future taxable income, we are unable to conclude that there will be future cash savings that will lead to additional payouts under the TRA beyond the estimated $0.2 million as of March 31, 2019. Additional TRA liability may be recognized in the future based on changes in expectations regarding the timing and likelihood of future cash savings.

The payment obligations under the TRA are our obligations and are not obligations of FICV. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless FINV elects to exercise its sole right to terminate the TRA early. If FINV elects to terminate the TRA early, which it may do so in its sole discretion, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that Mosing Holdings or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on March 31, 2019, the estimated termination payment would be approximately $46.1 million (calculated using a discount rate of 5.63%). The foregoing number is merely an estimate and the actual payment could differ materially.

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

Note 12—Loss Per Common Share

Basic loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is determined by dividing net loss by the weighted average number

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of common shares outstanding, assuming all potentially dilutive shares were issued. We apply the treasury stock method to determine the dilutive weighted average common shares represented by unvested restricted stock units and employee stock purchase plan (“ESPP”) shares.

The following table summarizes the basic and diluted loss per share calculations (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Numerator
Net loss	$(28,287)	$(42,073)
Denominator
Basic and diluted weighted average common shares (1)	224,653	223,567
Loss per common share:
Basic and diluted	$(0.13)	$(0.19)

(1)	Approximate number of unvested restricted stock units and stock to be issued pursuant to the ESPP that have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive when results from operations are at a net loss position.	967	702

Note 13—Income Taxes

For interim financial reporting, we estimate the annual tax rate based on projected pre-tax income (loss) for the full year and record a quarterly income tax provision (benefit) in accordance with accounting guidance for income taxes. As the year progresses, we refine the estimate of the year’s pre-tax income (loss) as new information becomes available. The continual estimation process often results in a change to the expected effective tax rate for the year. When this occurs, we adjust the income tax provision (benefit) during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the most current expected annual tax rate.

Our effective tax rate was (52.8)% and (17.9)% for the three months ended March 31, 2019 and 2018, respectively. The increase in tax rates as compared to the same period last year is primarily the result of an increase in taxable income and a change in the jurisdiction mix. We are subject to tax in many U.S. and foreign jurisdictions. In many foreign jurisdictions we are taxed on bases other than income such as deemed profits or withholding taxes based on revenues. As a consequence, the relationship between our pre-tax income and our income tax provision varies from period to period. For the three months ended March 31, 2019, we also recorded additional valuation allowances related to certain indefinite-lived intangible assets.

We are under audit by certain foreign jurisdictions for the years 2008 - 2017. We do not expect the results of these audits to have any material effect on our financial statements.

As of March 31, 2019, there were no significant changes to our unrecognized tax benefits as reported in our audited financial statements for the year ended December 31, 2018.

Note 14—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of March 31, 2019 and December 31, 2018. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 15—Segment Information

Reporting Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM in deciding how to allocate resources and assess performance. During 2018, changes to the Company’s organizational structure were internally announced. These changes allow each segment to operate as an “independent” business in order to drive accountability and streamline decision-making, while leveraging the advantages of our global infrastructure. During the first quarter of 2019, the Company’s CODM changed the information he regularly reviews to allocate resources and assess performance and we accordingly realigned our reporting segments into three reportable segments: Tubular Running Services (“TRS”) segment, Tubulars segment and Cementing Equipment (“CE”) segment. The TRS segment represents the prior International Services and U.S. Services segments, as well as the costs associated with manufacturing the TRS equipment. Corporate costs that were previously included in the International Services and U.S. Services segments are now included in a separate Corporate component. The Tubulars segment represents the prior Tubular Sales segment and the drilling tools business which was previously included within the International Services and U.S. Services segments, less costs associated with TRS equipment manufacturing. The CE segment is comprised of the prior Blackhawk segment. In addition, regional support costs that were previously included in the International Services and U.S. Services segments are now allocated amongst the three current segments, generally based on revenue or headcount. We have revised our segment reporting to reflect our current management approach and recast prior periods to conform to the current segment presentation.

The TRS segment provides tubular running services globally. Internationally, the TRS segment operates in the majority of the offshore oil and gas markets and also in several onshore regions with operations in approximately 50 countries on six continents. In the U.S., the TRS segment provides services in the active onshore oil and gas drilling regions, including the Permian Basin, Eagle Ford Shale, Haynesville Shale, Marcellus Shale and Utica Shale, and in the U.S. Gulf of Mexico. Our customers in these markets are primarily large exploration and production companies, including international oil and gas companies, national oil and gas companies, major independents and other oilfield service companies.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Tubulars segment designs, manufactures and distributes connectors and casing attachments for large outside diameter (“OD”) heavy wall pipe. Additionally, the Tubulars segment sells large OD pipe originally manufactured by various pipe mills, as plain end or fully fabricated with propriety welded or thread-direct connector solutions and provides specialized fabrication and welding services in support of offshore deepwater projects, including drilling and production risers, flowlines and pipeline end terminations, as well as long-length tubular assemblies up to 400 feet in length. The Tubulars segment also specializes in the development, manufacture and supply of proprietary drilling tool solutions that focus on improving drilling productivity through eliminating or mitigating traditional drilling operational risks.

The CE segment provides specialty equipment to enhance the safety and efficiency of rig operations. It provides specialized equipment, services and products utilized in the construction of the wellbore in both onshore and offshore environments. The product portfolio includes casing accessories that serve to improve the installation of casing, centralization and wellbore zonal isolation, as well as enhance cementing operations through advance wiper plug and float equipment technology. The CE segment also provides services and products utilized in the construction, completion or abandonment of the wellbore. These solutions are primarily used to isolate portions of the wellbore through the setting of barriers downhole to allow for rig evacuation in case of inclement weather, maintenance work on other rig equipment, squeeze cementing, pressure testing within the wellbore, hydraulic fracturing and temporary and permanent abandonments. These offerings improve operational efficiencies and limit non-productive time if unscheduled events are encountered at the wellsite.

Revenues

We disaggregate our revenue from contracts with customers by geography for each of our segments, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Intersegment revenues are immaterial.

The following tables presents our revenues disaggregated by geography based on the location where our services were provided and products sold (in thousands):

	Three Months Ended March 31, 2019
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$38,155	$16,628	$21,578	$76,361
International	59,924	2,029	6,094	68,047
Total Revenues	$98,079	$18,657	$27,672	$144,408

	Three Months Ended March 31, 2018
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$30,930	$16,782	$17,054	$64,766
International	47,944	904	1,955	50,803
Total Revenues	$78,874	$17,686	$19,009	$115,569

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenues by geographic area were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
United States	$76,361	$64,766
Europe/Middle East/Africa	36,400	28,546
Latin America	17,444	7,473
Asia Pacific	7,949	7,694
Other countries	6,254	7,090
Total Revenues	$144,408	$115,569

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

The following table presents a reconciliation of Segment Adjusted EBITDA to net loss (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Segment Adjusted EBITDA:
Tubular Running Services	$17,735	$4,946
Tubulars	4,112	3,593
Cementing Equipment	3,794	951
Corporate (1)	(15,983)	(11,649)
	9,658	(2,159)
Interest income, net	768	944
Depreciation and amortization	(25,242)	(28,300)
Income tax expense	(9,773)	(6,375)
Loss on disposal of assets	(227)	(235)
Foreign currency gain	483	1,704
TRA related adjustments	—	(2,941)
Charges and credits (2)	(3,954)	(4,711)
Net loss	$(28,287)	$(42,073)

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Includes certain expenses not attributable to a particular segment, such as costs related to support functions and corporate executives.

(2)
Comprised of Equity-based compensation expense (for the three months ended March 31, 2019 and 2018: $2,574 and $2,280, respectively), Mergers and acquisition expense (for the three months ended March 31, 2019 and 2018: none and $58, respectively), Severance and other charges, net (for the three months ended March 31, 2019 and 2018: $455 and $1,254, respectively), Unrealized and realized gains (losses) (for the three months ended March 31, 2019 and 2018: $308 and $(400), respectively) and Investigation-related matters (for the three months ended March 31, 2019 and 2018: $1,233 and $719, respectively).

The following tables set forth certain financial information with respect to our reportable segments (in thousands):

	Tubular Running Services	Tubulars	Cementing Equipment	Corporate	Total
Three Months Ended March 31, 2019
Revenue from external customers	$98,079	$18,657	$27,672	$—	$144,408
Operating income (loss)	141	3,194	(824)	(22,805)	(20,294)
Adjusted EBITDA	17,735	4,112	3,794	(15,983)	*

Three Months Ended March 31, 2018
Revenue from external customers	$78,874	$17,686	$19,009	$—	$115,569
Operating income (loss)	(16,893)	3,003	(3,483)	(17,534)	(34,907)
Adjusted EBITDA	4,946	3,593	951	(11,649)	*

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

Our forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “plan,” “potential,” “predict,” “project,” or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	the level of activity in the oil and gas industry;

•	further or sustained declines in oil and gas prices, including those resulting from weak global demand;

•	the timing, magnitude, probability and/or sustainability of any oil and gas price recovery;

•	unique risks associated with our offshore operations;

•	political, economic and regulatory uncertainties in our international operations;

•	our ability to develop new technologies and products;

•	our ability to protect our intellectual property rights;

•	our ability to employ and retain skilled and qualified workers;

•	the level of competition in our industry;

•	operational safety laws and regulations;

•	international trade laws and sanctions;

•	weather conditions and natural disasters; and

•	policy or regulatory changes domestically in the United States.

These and other important factors that could affect our operating results and performance are described in (1) “Risk Factors” in Part II, Item IA of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and elsewhere within this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 25, 2019 (our “Annual Report”), (3) our other reports and filings we make with the SEC from time to time and (4) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section.

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

Overview of Business

We are a global provider of highly engineered tubular services, tubular fabrication and specialty well construction and well intervention solutions to the oil and gas industry and have been in business for over 80 years. We provide our services and products to leading exploration and production companies in both offshore and onshore environments, with a focus on complex and technically demanding wells.

During the first quarter of 2019, the Company changed its reportable segment structure. Please see Note 15—Segment Information in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information. We conduct our business through three operating segments:

•
Tubular Running Services. The Tubular Running Services (“TRS”) segment provides tubular running services globally. Internationally, the TRS segment operates in the majority of the offshore oil and gas markets and also in several onshore regions with operations in approximately 50 countries on six continents. In the U.S., the TRS segment provides services in the active onshore oil and gas drilling regions, including the Permian Basin, Eagle Ford Shale, Haynesville Shale, Marcellus Shale and Utica Shale, and in the U.S. Gulf of Mexico. Our customers in these markets are primarily large exploration and production companies, including international oil and gas companies, national oil and gas companies, major independents and other oilfield service companies.

•
Tubulars. The Tubulars segment designs, manufactures and distributes connectors and casing attachments for large outside diameter (“OD”) heavy wall pipe. Additionally, the Tubulars segment sells large OD pipe originally manufactured by various pipe mills, as plain end or fully fabricated with propriety welded or thread-direct connector solutions and provides specialized fabrication and welding services in support of offshore deepwater projects, including drilling and production risers, flowlines and pipeline end terminations, as well as long-length tubular assemblies up to 400 feet in length. The Tubulars segment also specializes in the development, manufacture and supply of proprietary drilling tool solutions that focus on improving drilling productivity through eliminating or mitigating traditional drilling operational risks.

•
Cementing Equipment. The Cementing Equipment (“CE”) segment provides specialty equipment to enhance the safety and efficiency of rig operations. It provides specialized equipment, services and products utilized in the construction of the wellbore in both onshore and offshore environments. The product portfolio includes casing accessories that serve to improve the installation of casing, centralization and wellbore zonal isolation, as well as enhance cementing operations through advance wiper plug and float equipment technology. The CE segment also provides services and products utilized in the construction, completion or abandonment of the wellbore. These solutions are primarily used to isolate portions of the wellbore through the setting of barriers downhole to allow for rig evacuation in case of inclement weather, maintenance work on other rig equipment, squeeze cementing, pressure testing within the wellbore, hydraulic fracturing and temporary and permanent abandonments. These offerings improve operational efficiencies and limit non-productive time if unscheduled events are encountered at the wellsite.

Market Outlook

We expect to see increased customer spending globally on oil and natural gas exploration and production in response to the continued stabilization of commodity prices. Much of the anticipated increase in spending will continue to be associated with U.S. onshore projects, although we anticipate the rate of spending outside of U.S. onshore projects to increase in 2019. Activity in the deep and ultra-deep offshore markets is expected to see some modest improvement in 2019, and pricing of newly sanctioned projects is estimated to be marginally higher than recent trends. In many international offshore shelf markets, we are seeing increased activity as operators are increasingly seeing improved economics at current commodity prices. In response, we will continue our efforts to expand products and services historically weighted to the U.S. market to international markets, reducing costs through operational efficiency gains and prioritizing projects that improve market share and profitability.

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

The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to net loss for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Net loss	$(28,287)	$(42,073)
Interest income, net	(768)	(944)
Depreciation and amortization	25,242	28,300
Income tax expense	9,773	6,375
Loss on disposal of assets	227	235
Foreign currency gain	(483)	(1,704)
TRA related adjustments	—	2,941
Charges and credits (1)	3,954	4,711
Adjusted EBITDA	$9,658	$(2,159)
Adjusted EBITDA margin	6.7%	(1.9)%

(1)
Comprised of Equity-based compensation expense (for the three months ended March 31, 2019 and 2018: $2,574 and $2,280, respectively), Mergers and acquisition expense (for the three months ended March 31, 2019 and 2018: none and $58, respectively), Severance and other charges, net (for the three months ended March 31, 2019 and 2018: $455 and $1,254, respectively), Unrealized and realized (gains) losses (for the three months ended March 31, 2019 and 2018: $(308) and $400, respectively) and Investigation-related matters (for the three months ended March 31, 2019 and 2018: $1,233 and $719, respectively).

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

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2019	2018
	(Unaudited)
Revenues:
Services	$115,406	$91,348
Products	29,002	24,221
Total revenue	144,408	115,569

Operating expenses:
Cost of revenues, exclusive of depreciation and amortization
Services (1)	83,239	70,962
Products (1)	20,128	17,629
General and administrative expenses (1)	35,411	32,096
Depreciation and amortization	25,242	28,300
Severance and other charges, net	455	1,254
Loss on disposal of assets	227	235
Operating loss	(20,294)	(34,907)

Other income (expense):
TRA related adjustments	—	(2,941)
Other income (expense), net	529	(440)
Interest income, net	768	944
Mergers and acquisition expense	—	(58)
Foreign currency gain	483	1,704
Total other income (expense)	1,780	(791)

Loss before income taxes	(18,514)	(35,698)
Income tax expense	9,773	6,375
Net loss	$(28,287)	$(42,073)

(1)    For the three months ended March 31, 2018, $6,634 and $1,118 have been reclassified from general and administrative expenses and cost of revenues, products, respectively, to cost of revenues, services. See Note 1—Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues. Revenues from external customers, excluding intersegment sales, for the three months ended March 31, 2019 increased by $28.8 million, or 25.0%, to $144.4 million from $115.6 million for the three months ended March 31, 2018. Revenues increased across all segments. Revenues for our segments are discussed separately below under the heading “Operating Segment Results.”

Cost of revenues, exclusive of depreciation and amortization. Cost of revenues for the three months ended March 31, 2019 increased by $14.8 million, or 16.7%, to $103.4 million from $88.6 million for the three months ended March 31, 2018. The increase was driven by higher activity levels and mix of work in the TRS and CE segments, partially offset by productivity actions taken in 2018.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2019 increased by $3.3 million, or 10.3%, to $35.4 million from $32.1 million for the three months ended March 31, 2018, primarily due to the finalization of an annual insurance premium, as well as higher professional fees.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2019 decreased by $3.1 million, or 10.8%, to $25.2 million from $28.3 million for the three months ended March 31, 2018, as a result of a lower depreciable base due to decreased capital expenditures during the current and prior years, partially offset by increased intangible asset amortization expense.

Severance and other charges, net. Severance and other charges, net decreased from $1.3 million for the three months ended March 31, 2018 to $0.5 million for the three months ended March 31, 2019 as a result of lower workforce reductions in the first quarter of 2019 compared to 2018.

Foreign currency gain. Foreign currency gain for the three months ended March 31, 2019 was $0.5 million as compared to $1.7 million for the three months ended March 31, 2018. The change in foreign currency results year-over-year was primarily driven by the strengthening of the U.S. dollar.

Income tax expense. Income tax expense of $9.8 million for the three months ended March 31, 2019 increased by $3.4 million from $6.4 million for the three months ended March 31, 2018. The change is primarily due to recording additional valuation allowances related to certain indefinite-lived intangible assets.

Operating Segment Results

The following table presents revenues and Adjusted EBITDA by segment (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenue:
Tubular Running Services	$98,079	$78,874
Tubulars	18,657	17,686
Cementing Equipment	27,672	19,009
Total	$144,408	$115,569

Segment Adjusted EBITDA (1):
Tubular Running Services	$17,735	$4,946
Tubulars	4,112	3,593
Cementing Equipment	3,794	951
Corporate (2)	(15,983)	(11,649)
	$9,658	$(2,159)

(1)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. (For a reconciliation of our Adjusted EBITDA, see “Adjusted EBITDA and Adjusted EBITDA Margin”).

(2)	Includes certain expenses not attributable to a particular segment, such as costs related to support functions and corporate executives.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Tubular Running Services

Revenue for the TRS segment was $98.1 million for the three months ended March 31, 2019, an increase of $19.2 million, or 24.3%, compared to $78.9 million for the same period in 2018. The increase was driven by activity improvements in U.S. onshore, Western Hemisphere offshore, Europe, Africa and the Middle East, partially offset by lower activity levels in Asia Pacific.

Adjusted EBITDA for the TRS segment was $17.7 million for the three months ended March 31, 2019, an increase of $12.8 million, or 258.6%, compared to $4.9 million for the same period in 2018. The increase was primarily driven by operational leverage on activity in U.S. onshore, Western Hemisphere offshore, Africa and the Middle East.

Tubulars

Revenue for the Tubulars segment was $18.7 million for the three months ended March 31, 2019, an increase of $1.0 million, or 5.5%, compared to $17.7 million for the same period in 2018, primarily as a result of higher drilling tools activity, partially offset by lower tubular sales.

Adjusted EBITDA for the Tubulars segment was $4.1 million for the three months ended March 31, 2019, an increase of $0.5 million, or 14.4%, compared to $3.6 million for the same period in 2018, primarily due to higher drilling tools activity.

Cementing Equipment

Revenue for the CE segment was $27.7 million for the three months ended March 31, 2019, an increase of $8.7 million, or 45.6%, compared to $19.0 million for the same period in 2018, driven by expansion to international markets, improved activity and market share in the U.S. onshore market and increased market share and new product offerings in the U.S. Gulf of Mexico.

Adjusted EBITDA for the CE segment was $3.8 million for the three months ended March 31, 2019, an increase of $2.8 million, or 298.9%, compared to $1.0 million for the same period in 2018, primarily due to improved operational results, particularly in offshore international markets.

Corporate

Adjusted EBITDA for Corporate was a loss of $16.0 million for the three months ended March 31, 2019, an unfavorable change of $4.3 million, or 37.2%, compared to a loss of $11.6 million for the same period in 2018, primarily due to the finalization of an annual insurance premium, as well as higher professional fees and compensation related expenses.

Liquidity and Capital Resources

Liquidity

At March 31, 2019, we had cash and cash equivalents and short-term investments of $172.0 million and debt of $3.9 million. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditures are estimated to range between $40.0 million and $50.0 million for 2019, of which we expect approximately 65% will be used for the purchase and manufacture of equipment and 35% for other property, plant and equipment, inclusive of the purchase or construction of facilities. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions and timing of deliveries. During the three months ended March 31, 2019 and 2018, cash expenditures related to property, plant and equipment and intangibles were $8.1 million and $6.3 million, respectively, all of which were funded from internally generated funds. We believe our cash on hand should be sufficient to fund our capital expenditure and liquidity requirements for the remainder of 2019.

Credit Facility

Asset Based Revolving Credit Facility

On November 5, 2018, FICV, Frank’s International, LLC and Blackhawk, as borrowers, and FINV, certain of FINV’s subsidiaries, including FICV, Frank’s International, LLC, Blackhawk, Frank’s International GP, LLC, Frank’s International, LP, Frank’s International LP B.V., Frank’s International Partners B.V., Frank’s International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, L.L.C., as guarantors, entered into a five-year senior secured revolving credit facility (the “ABL Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent (the “ABL Agent”), and other financial institutions as lenders with total commitments of $100.0 million including up to $15.0 million available for letters of credit. Subject to the terms of the ABL Credit Facility, we have the ability to increase the commitments to $200.0 million. The maximum amount that the Company may borrow under the ABL Credit Facility is subject to a borrowing base, which is based on a percentage of certain eligible accounts receivable and eligible inventory, subject to customary reserves and other adjustments.

All obligations under the ABL Credit Facility are fully and unconditionally guaranteed jointly and severally by FINV’s subsidiaries, including FICV, Frank’s International, LLC, Blackhawk, Frank’s International GP, LLC, Frank’s International, LP, Frank’s International LP B.V., Frank’s International Partners B.V., Frank’s International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, L.L.C., subject to customary exceptions and exclusions. In addition, the obligations under the ABL Credit Facility are secured by first priority liens on substantially all of the assets and property of the borrowers and guarantors, including pledges of equity interests in certain of FINV’s subsidiaries, subject to certain exceptions. Borrowings under the ABL Credit Facility bear interest at FINV’s option at either (a) the Alternate Base Rate (“ABR”) (as defined therein), calculated as the greatest of (i) the rate of interest publicly quoted by the Wall Street Journal, as the “prime rate,” subject to each increase or decrease in such prime rate effective as of the date such change occurs, (ii) the federal funds effective rate that is subject to a 0.00% interest rate floor plus 0.50%, and (iii) the one-month Adjusted LIBO Rate (as defined therein) plus 1.00%, or (b) the Adjusted LIBO Rate, plus, in each case, an applicable margin. The applicable interest rate margin ranges from 1.00% to 1.50% per annum for ABR loans and 2.00% to 2.50% per annum for Eurodollar loans and, in each case, is based on FINV’s leverage ratio. The unused portion of the ABL Credit Facility is subject to a commitment fee that varies from 0.250% to 0.375% per annum, according to average daily unused commitments under the ABL Credit Facility. Interest on Eurodollar loans is payable at the end of the selected interest period, but no less frequently than quarterly. Interest on ABR loans is payable monthly in arrears.

The ABL Credit Facility contains various covenants and restrictive provisions which limit, subject to certain customary exceptions and thresholds, FINV’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments, acquisitions, or loans and create or incur liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The ABL Credit Facility also requires FINV to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 based on the ratio of (a) consolidated EBITDA (as defined therein) minus unfinanced capital expenditures to (b) Fixed Charges (as defined therein), when either (i) an event of default occurs under the ABL Credit Facility or (ii) availability under the ABL Credit Facility falls for at least two consecutive calendar days below the greater of (A) $12.5 million and (B) 15% of the lesser of the borrowing base and aggregate commitments (a “FCCR Trigger Event”). Accounts receivable received by FINV’s U.S. subsidiaries that are parties to the ABL Credit Facility will be deposited into deposit accounts subject to deposit control agreements in favor of the ABL Agent. After a FCCR Trigger Event, these deposit accounts would be subject to “springing” cash dominion. After a FCCR Trigger Event, the Company will be subject to compliance with the fixed charge coverage ratio and “springing” cash dominion until no default exists under the ABL Credit Facility and availability under the facility for the preceding thirty consecutive days has been equal to at least the greater of (x) $12.5 million and (y) 15% of the lesser of the borrowing base and the aggregate commitments. If FINV fails to perform its obligations under the agreement that results in an event of default, the commitments under the ABL Credit Facility could be terminated and any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable. The ABL Credit Facility also contains cross default provisions that apply to FINV’s other indebtedness.

As of March 31, 2019, FINV had no borrowings outstanding under the ABL Credit Facility, letters of credit outstanding of $4.0 million and availability of $82.3 million.

Insurance Notes Payable

In 2018, we entered into a note to finance our annual insurance premiums totaling $6.8 million. The note bears interest at an annual rate of 3.9% with a final maturity date in October 2019. At March 31, 2019 and December 31, 2018, the outstanding balance was $3.9 million and $5.6 million, respectively.

Tax Receivable Agreement

We entered into a tax receivable agreement with Frank’s International C.V. (“FICV”) and Mosing Holdings, LLC (“Mosing Holdings”) in connection with our initial public offering (“IPO”). The TRA generally provides for the payment by us to Mosing Holdings of 85% of the amount of the actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax in periods after our IPO (which reductions we refer to as “cash savings”) as a result of (i) the tax basis increases resulting from the transfer of FICV interests to us in connection with the conversion of shares of Preferred Stock into shares of our common stock on August 26, 2016 and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. In addition, the TRA provides for interest earned from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. We will retain the remaining 15% of cash savings, if any. The payment obligations under the TRA are our obligations and not obligations of FICV. The term of the TRA continues until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRA.

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

Cash Flows from Operating, Investing and Financing Activities

Cash flows from our operations, investing and financing activities are summarized below (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Operating activities	$(29,770)	$(20,909)
Investing activities	(787)	(143)
Financing activities	(2,497)	(1,929)
	(33,054)	(22,981)
Effect of exchange rate changes on cash	(376)	(1,255)
Net decrease in cash and cash equivalents	$(33,430)	$(24,236)

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

Operating Activities

Cash flow used in operating activities was $29.8 million for the three months ended March 31, 2019 compared to $20.9 million for the same period in 2018. The increase in cash flow used in operating activities of $8.9 million was primarily due to unfavorable changes in working capital.

Investing Activities

Cash flow used in investing activities was $0.8 million for the three months ended March 31, 2019 compared to $0.1 million in the same period in 2018. The increase in cash flow used in investing activities of $0.6 million was related to a $1.8 million increase in the purchase of property, plant, equipment and intangibles and lower proceeds from the sale of assets of $1.6 million offset by a net increase in proceeds from investments of $2.8 million.

Financing Activities

Cash flow used in financing activities was $2.5 million for the three months ended March 31, 2019 compared to $1.9 million in the same period in 2018. The increase in cash flow used in financing activities of $0.6 million was primarily due to a $0.4 million increase in treasury shares withheld.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements with the exception of purchase obligations.

Critical Accounting Policies

There were no changes to our significant accounting policies from those disclosed in our Annual Report with the exception of leases. Please see Note 2—Leases in the Notes to Unaudited Condensed Consolidated Financial Statements.

Impact of Recent Accounting Pronouncements

Refer to Note 1—Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of accounting standards we recently adopted or will be required to adopt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report. Except for the change below, our exposure to market risk has not changed materially since December 31, 2018.

Based on the derivative contracts that were in place as of March 31, 2019, a simultaneous 10% weakening of the U.S. dollar as compared to the Canadian dollar, Euro, Norwegian krone, and Pound sterling would result in a $3.9 million decrease in the market value of our forward contracts. Please see Note 10—Derivatives in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our foreign currency derivative contracts outstanding in U.S. dollars as of March 31, 2019.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of March 31, 2019 and December 31, 2018. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows. Please see Note 14—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

*10.1
First Amendment and Limited Consent and Waiver to the Credit Agreement, dated as of March 8, 2019, by and among Frank’s International Management B.V., acting as sole general partner and on behalf of Frank’s International C.V., Frank’s International, LLC, and Blackhawk Group Holdings, LLC, in each case, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the issuing banks and lenders party thereto.

†10.2
Indemnification Agreement dated January 15, 2019, by and between Frank’s International N.V. and Melanie M. Trent (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 25, 2019).

†10.3
Frank’s International N.V. Executive Amended and Restated U.S. Executive Change-in-Control Severance Plan, dated January 21, 2019 (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 25, 2019).

†10.4
Frank’s International N.V. U.S. Executive Retention and Severance Plan, dated January 21, 2019 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 25, 2019).

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

FRANK’S INTERNATIONAL N.V.

Date:	May 7, 2019	By:	/s/ Kyle McClure
Kyle McClure
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)