Form 10-Q
period 2019-06-30
FRANK'S INTERNATIONAL N.V.
filed 2019-08-06
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the transition period from ______ to ______
Commission file number: 001-36053

FRANK'S INTERNATIONAL N.V.
(Exact name of registrant as specified in its charter)

The	Netherlands	98-1107145
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification number)

Mastenmakersweg 1
1786 PB	Den Helder
The	Netherlands	Not Applicable
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: +31 (0)22 367 0000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, €0.01 par value	FI	New York Stock Exchange
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
Yes ☐ No ☑
As of July 31, 2019, there were 225,341,713 shares of common stock, €0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$157,204	$186,212
Restricted cash	1,251	—
Short-term investments	14,921	26,603
Accounts receivables, net	204,647	189,414
Inventories, net	75,151	69,382
Assets held for sale	8,700	7,828
Other current assets	9,099	12,651
Total current assets	470,973	492,090

Property, plant and equipment, net	385,637	416,490
Goodwill	211,040	211,040
Intangible assets, net	25,354	31,069
Deferred tax assets, net	14,085	14,621
Operating lease right-of-use assets	34,428	—
Other assets	31,187	28,619
Total assets	$1,172,704	$1,193,929

Liabilities and Equity
Current liabilities:
Short-term debt	$2,135	$5,627
Accounts payable and accrued liabilities	107,532	123,981
Current portion of operating lease liabilities	8,012	—
Deferred revenue	138	116
Total current liabilities	117,817	129,724

Deferred tax liabilities	3,390	221
Non-current operating lease liabilities	26,490	—
Other non-current liabilities	28,931	29,212
Total liabilities	176,628	159,157

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, €0.01 par value, 798,096,000 shares authorized, 226,537,803 and 225,478,506 shares issued and 225,114,914 and 224,289,902 shares outstanding	2,841	2,829
Additional paid-in capital	1,069,065	1,062,794
Retained earnings (deficit)	(28,923)	16,860
Accumulated other comprehensive loss	(29,994)	(32,338)
Treasury stock (at cost), 1,422,889 and 1,188,604 shares	(16,913)	(15,373)
Total stockholders’ equity	996,076	1,034,772
Total liabilities and equity	$1,172,704	$1,193,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Services	$127,091	$105,746	$242,497	$197,094
Products	28,563	26,339	57,565	50,560
Total revenue	155,654	132,085	300,062	247,654

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization
Services	85,785	74,088	169,024	145,050
Products	23,475	18,798	43,603	36,427
General and administrative expenses	34,026	32,787	69,437	64,883
Depreciation and amortization	23,913	28,862	49,155	57,162
Severance and other charges, net	815	1,115	1,270	2,369
Loss on disposal of assets	154	217	381	452
Operating loss	(12,514)	(23,782)	(32,808)	(58,689)

Other income (expense):
Tax receivable agreement (“TRA”) related adjustments	220	(1,171)	220	(4,112)
Other income, net	669	2,033	1,198	1,593
Interest income, net	426	609	1,194	1,553
Mergers and acquisition expense	—	—	—	(58)
Foreign currency loss	(661)	(4,267)	(178)	(2,563)
Total other income (expense)	654	(2,796)	2,434	(3,587)

Loss before income taxes	(11,860)	(26,578)	(30,374)	(62,276)
Income tax expense (benefit)	3,300	(815)	13,073	5,560
Net loss	$(15,160)	$(25,763)	$(43,447)	$(67,836)

Loss per common share:
Basic and diluted	$(0.07)	$(0.12)	$(0.19)	$(0.30)

Weighted average common shares outstanding:
Basic and diluted	225,052	223,981	224,854	223,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net loss	$(15,160)	$(25,763)	$(43,447)	$(67,836)
Other comprehensive income (loss):
Foreign currency translation adjustments	458	(835)	708	(748)
Unrealized gain on marketable securities	—	167	—	82
Total other comprehensive income (loss)	458	(668)	708	(666)
Comprehensive loss	$(14,702)	$(26,431)	$(42,739)	$(68,502)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2018
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Equity
Balances at December 31, 2017	223,289	$2,814	$1,050,873	$106,923	$(30,972)	$(13,737)	$1,115,901
Cumulative effect of accounting change	—	—	—	670	—	—	670
Net loss	—	—	—	(42,073)	—	—	(42,073)
Foreign currency translation adjustments	—	—	—	—	87	—	87
Change in marketable securities	—	—	—	—	(85)	—	(85)
Equity-based compensation expense	—	—	2,280	—	—	—	2,280
Common shares issued upon vesting of share-based awards	601	8	(8)	—	—	—	—
Common shares issued for employee stock purchase plan	99	1	560	—	—	—	561
Treasury shares withheld	(167)	—	—	—	—	(1,035)	(1,035)
Balances at March 31, 2018	223,822	$2,823	$1,053,705	$65,520	$(30,970)	$(14,772)	$1,076,306
Net loss	—	—	—	(25,763)	—	—	(25,763)
Foreign currency translation adjustments	—	—	—	—	(835)	—	(835)
Change in marketable securities	—	—	—	—	167	—	167
Equity-based compensation expense	—	—	2,888	—	—	—	2,888
Common shares issued upon vesting of share-based awards	247	2	(2)	—	—	—	—
Common shares issued for employee stock purchase plan	—	—	1	—	—	—	1
Treasury shares withheld	(31)	—	—	—	—	(182)	(182)
Balances at June 30, 2018	224,038	$2,825	$1,056,592	$39,757	$(31,638)	$(14,954)	$1,052,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2019
					Accumulated
			Additional	Retained	Other		Total
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury	Stockholders’
	Shares	Value	Capital	(Deficit)	Income (Loss)	Stock	Equity
Balances at December 31, 2018	224,290	$2,829	$1,062,794	$16,860	$(32,338)	$(15,373)	$1,034,772
Cumulative effect of accounting change	—	—	—	(700)	—	—	(700)
Net loss	—	—	—	(28,287)	—	—	(28,287)
Foreign currency translation adjustments	—	—	—	—	250	—	250
Equity-based compensation expense	—	—	2,574	—	—	—	2,574
Common shares issued upon vesting of share-based awards	720	8	(8)	—	—	—	—
Common shares issued for employee stock purchase plan	154	2	690	—	—	—	692
Treasury shares withheld	(220)	—	—	—	—	(1,452)	(1,452)
Balances at March 31, 2019	224,944	$2,839	$1,066,050	$(12,127)	$(32,088)	$(16,825)	$1,007,849
Net loss	—	—	—	(15,160)	—	—	(15,160)
Foreign currency translation adjustments	—	—	—	—	458	—	458
Reclassification of marketable securities	—	—	—	(1,636)	1,636	—	—
Equity-based compensation expense	—	—	3,017	—	—	—	3,017
Common shares issued upon vesting of share-based awards	186	2	(2)	—	—	—	—
Treasury shares withheld	(15)	—	—	—	—	(88)	(88)
Balances at June 30, 2019	225,115	$2,841	$1,069,065	$(28,923)	$(29,994)	$(16,913)	$996,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(43,447)	$(67,836)
Adjustments to reconcile net loss to cash from operating activities
Depreciation and amortization	49,155	57,162
Equity-based compensation expense	5,591	5,168
Amortization of deferred financing costs	177	—
Deferred tax provision	3,702	—
Provision for bad debts	85	41
Loss on disposal of assets	381	452
Changes in fair value of investments	(1,879)	(417)
Unrealized (gain) loss on derivative instruments	204	(765)
Other	(373)	—
Changes in operating assets and liabilities
Accounts receivable	(14,334)	(21,712)
Inventories	(2,323)	(1,461)
Other current assets	2,063	2,042
Other assets	111	324
Accounts payable and accrued liabilities	(17,118)	(10,192)
Deferred revenue	22	(424)
Other non-current liabilities	594	(244)
Net cash used in operating activities	(17,389)	(37,862)

Cash flows from investing activities
Purchases of property, plant and equipment and intangibles	(17,240)	(11,265)
Proceeds from sale of assets	260	1,755
Proceeds from sale of investments	31,739	56,946
Purchase of investments	(20,185)	(42,279)
Net cash (used in) provided by investing activities	(5,426)	5,157

Cash flows from financing activities
Repayments of borrowings	(3,492)	(2,921)
Treasury shares withheld for taxes	(1,542)	(1,217)
Proceeds from the issuance of ESPP shares	692	562
Deferred financing costs	(184)	(48)
Net cash used in financing activities	(4,526)	(3,624)
Effect of exchange rate changes on cash	(416)	2,078
Net decrease in cash, cash equivalents and restricted cash	(27,757)	(34,251)
Cash, cash equivalents and restricted cash at beginning of period	186,212	213,015
Cash, cash equivalents and restricted cash at end of period	$158,455	$178,764

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

Basis of Presentation

The condensed consolidated financial statements of FINV for the three and six months ended June 30, 2019 and 2018 include the activities of Frank’s International C.V. (“FICV”), Blackhawk Group Holdings, LLC (“Blackhawk”) and their wholly owned subsidiaries (collectively, the “Company,” “we,” “us” or “our”). All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

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
During the first quarter of 2019, the Company changed its reportable segment structure. Please see Note 16—Segment Information for additional information. As part of the change in reportable segments, the Company also changed the classification of certain costs within the condensed consolidated statements of operations to reflect a change in presentation of the information used by the Company’s chief operating decision maker (“CODM”). Historically, and through December 31, 2018, certain direct and indirect costs related to operations were classified and reported as general and administrative expenses (“G&A”) and certain costs associated with our Tubular Running Services manufacturing operations were classified as cost of revenue, products (“COR – Products”). The historical classification was consistent with the information used by the CODM to assess the performance of the Company’s segments and make resource allocation decisions. As part of the change in reportable segments, and to provide the CODM with additional oversight over costs that directly support operations versus costs that are more general and administrative in nature, certain costs previously classified as G&A have been reclassified as cost of revenue – services (“COR – Services”). In addition, certain manufacturing costs previously classified as COR – Products have been reclassified to COR – Services as a result of the change in segment reporting.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of reclassifications to previously reported amounts (in thousands):

	Three Months Ended June 30, 2018
	As previously reported	Reclassifications	As currently reported
Condensed Consolidated Statements of Operations
Cost of revenue, exclusive of depreciation and amortization
Services	$65,015	$9,073	$74,088
Products	20,306	(1,508)	18,798
General and administrative expenses	40,352	(7,565)	32,787

	Six Months Ended June 30, 2018
	As previously reported	Reclassifications	As currently reported
Condensed Consolidated Statements of Operations
Cost of revenue, exclusive of depreciation and amortization
Services	$128,225	$16,825	$145,050
Products	39,053	(2,626)	36,427
General and administrative expenses	79,082	(14,199)	64,883

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2—Leases

We have operating leases for real estate, vehicles and certain equipment. Our leases have remaining lease terms of less than one year to 15 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within one year. At the present time all of our leases are classified as operating leases. Our short-term lease expense was $0.9 million and $1.7 million for the three and six months ended June 30, 2019, respectively.

The accounting for some of our leases may require significant judgment, which includes determining the incremental borrowing rates to utilize in our net present value calculation of lease payments for lease agreements which do not provide an implicit rate and assessing the likelihood of renewal or termination options.

	Three Months Ended	Six Months Ended
Long-term Lease Cost (in thousands)	June 30, 2019	June 30, 2019
Operating lease cost (a)	$3,046	$5,979

Sublease income	$(134)	$(264)

(a)	Includes variable lease costs, which are immaterial.

	Three Months Ended	Six Months Ended
Other Information (in thousands)	June 30, 2019	June 30, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,949	$5,568

Right-of-use assets obtained in an exchange for lease obligations
Operating leases	$1,110	$3,501

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Term and Discount Rate	June 30, 2019
Weighted average remaining lease term (years)
Operating leases	6.35

Weighted average discount rate
Operating leases	10.42%

Maturity of Operating Lease Liabilities (in thousands)	June 30, 2019
2019	$5,508
2020	9,682
2021	8,071
2022	6,210
2023	4,412
Thereafter	13,296
Total undiscounted lease payments	47,179
Less: interest	12,677
Present value of lease liabilities	$34,502

Future minimum lease commitments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2018, were as follows (in thousands):

Year Ending December 31,	Amount
2019	$10,544
2020	9,120
2021	7,370
2022	6,006
2023	4,251
Thereafter	13,103
Total future lease commitments	$50,394

Note 3—Cash, Cash Equivalents and Restricted Cash

Amounts reported in the condensed consolidated balance sheets and condensed consolidated statements of cash flows as cash, cash equivalents and restricted cash at June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$157,204	$186,212
Restricted cash	1,251	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$158,455	$186,212

Restricted cash consists of cash deposits that collateralize our credit card program.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Accounts Receivable, net

Accounts receivable at June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Trade accounts receivable, net of allowance of $3,671 and $3,925, respectively	$135,337	$114,630
Unbilled receivables	48,537	54,591
Taxes receivable	17,500	15,762
Affiliated (1)	549	549
Other receivables	2,724	3,882
Total accounts receivable, net	$204,647	$189,414

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates.

Note 5—Inventories, net

Inventories at June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Pipe and connectors, net of allowance of $19,255 and $21,270, respectively	$12,896	$18,026
Finished goods, net of allowance of $905 and $1,354, respectively	27,071	22,608
Work in progress	8,964	8,285
Raw materials, components and supplies	26,220	20,463
Total inventories, net	$75,151	$69,382

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Property, Plant and Equipment

The following is a summary of property, plant and equipment at June 30, 2019 and December 31, 2018 (in thousands):

	Estimated Useful Lives in Years	June 30, 2019	December 31, 2018
Land	—	$32,780	$32,945
Land improvements	8-15	8,424	8,316
Buildings and improvements	13-39	124,618	125,088
Rental machinery and equipment	7	893,344	887,064
Machinery and equipment - other	7	61,978	61,796
Furniture, fixtures and computers	5	21,044	24,745
Automobiles and other vehicles	5	29,757	29,696
Leasehold improvements	7-15, or lease term if shorter	15,562	15,392
Construction in progress - machinery and equipment and land improvements	—	67,456	65,152
		1,254,963	1,250,194
Less: Accumulated depreciation		(869,326)	(833,704)
Total property, plant and equipment, net		$385,637	$416,490

During the first quarter of 2018, we sold a building classified as held for sale for $0.8 million and recorded an immaterial loss. During the second quarter of 2018, additional assets with a net book value of $4.5 million met the criteria to be classified as held for sale and were reclassified from property, plant and equipment to assets held for sale on our condensed consolidated balance sheet. During the first quarter of 2019, buildings with a net book value of $1.1 million met the criteria to be classified as held for sale and were reclassified from property, plant and equipment to assets held for sale on our condensed consolidated balance sheet. During the second quarter of 2019, we sold a building classified as held for sale for $0.2 million and recorded an immaterial loss.

The following table presents the depreciation and amortization expense associated with each line item for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Services	$20,907	$24,302	$42,412	$47,881
Products	425	1,131	859	2,268
General and administrative expenses	2,581	3,429	5,884	7,013
Total	$23,913	$28,862	$49,155	$57,162

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Other Assets

Other assets at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Cash surrender value of life insurance policies (1)	$26,371	$23,784
Deposits	2,173	2,269
Other	2,643	2,566
Total other assets	$31,187	$28,619

(1)	See Note 10—Fair Value Measurements for additional information.

Note 8—Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accounts payable	$13,065	$28,045
Accrued compensation	23,795	30,822
Accrued property and other taxes	17,876	16,301
Accrued severance and other charges	689	2,328
Income taxes	15,904	12,075
Affiliated (1)	690	3,915
Accrued purchase orders and other	35,513	30,495
Total accounts payable and accrued liabilities	$107,532	$123,981

(1)	Represents amounts owed to non-consolidated affiliates.

Note 9—Debt

Credit Facility

Asset Based Revolving Credit Facility

On November 5, 2018, FICV, Frank’s International, LLC and Blackhawk, as borrowers, and FINV, certain of FINV’s subsidiaries, including FICV, Frank’s International, LLC, Blackhawk, Frank’s International GP, LLC, Frank’s International, LP, Frank’s International LP B.V., Frank’s International Partners B.V., Frank’s International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, L.L.C., as guarantors, entered into a 5-year senior secured revolving credit facility (the “ABL Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent (the “ABL Agent”), and other financial institutions as lenders with total commitments of $100.0 million including up to $15.0 million available for letters of credit. Subject to the terms of the ABL Credit Facility, we have the ability to increase the commitments to $200.0 million. The maximum amount that the Company may borrow under the ABL Credit Facility is subject to a borrowing base, which is based on a percentage of certain eligible accounts receivable and eligible inventory, subject to customary reserves and other adjustments.

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

As of June 30, 2019, FINV had no borrowings outstanding under the ABL Credit Facility, letters of credit outstanding of $5.6 million and availability of $65.2 million.

Insurance Notes Payable

In 2018, we entered into a note to finance our annual insurance premiums totaling $6.8 million. The note bears interest at an annual rate of 3.9% with a final maturity date in October 2019. At June 30, 2019 and December 31, 2018, the outstanding balance was $2.1 million and $5.6 million, respectively.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2019 and December 31, 2018, were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2019
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$26,371	$—	$26,371
Marketable securities - other	133	—	—	133
Liabilities:
Derivative financial instruments	—	305	—	305
Deferred compensation plan	—	23,995	—	23,995

December 31, 2018
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$23,784	$—	$23,784
Marketable securities - other	37	—	—	37
Liabilities:
Derivative financial instruments	—	101	—	101
Deferred compensation plan	—	23,663	—	23,663

Our derivative financial instruments consist of short-duration foreign currency forward contracts. The fair value of our derivative financial instruments is based on quoted market values including foreign exchange forward rates and interest rates. The fair value is computed by discounting the projected future cash flow amounts to present value. Derivative financial instruments are included in our condensed consolidated balance sheets in accounts payable and accrued liabilities at both June 30, 2019 and December 31, 2018.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Fair Value Considerations

The carrying values on our condensed consolidated balance sheets of our cash and cash equivalents, restricted cash, short-term investments, trade accounts receivable, other current assets, accounts payable and accrued liabilities and lines of credit approximate fair values due to their short maturities.

Note 11—Derivatives

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

As of June 30, 2019 and December 31, 2018, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

	June 30, 2019
Derivative Contracts	Notional Amount	Contractual Exchange Rate	Settlement Date
Canadian dollar	$1,421	1.3371	9/16/2019
Euro	8,055	1.1345	9/16/2019
Norwegian krone	9,146	8.6379	9/16/2019
Pound sterling	17,186	1.2730	9/16/2019

	December 31, 2018
Derivative Contracts	Notional Amount	Contractual Exchange Rate	Settlement Date
Canadian dollar	$2,248	1.3343	3/18/2019
Euro	6,967	1.1421	3/18/2019
Norwegian krone	7,713	8.5566	3/18/2019
Pound sterling	16,452	1.2655	3/18/2019

The following table summarizes the location and fair value amounts of all derivative contracts in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 (in thousands):

Derivatives not Designated as Hedging Instruments	Consolidated Balance Sheet Location	June 30, 2019	December 31, 2018
Foreign currency contracts	Accounts payable and accrued liabilities	$(305)	$(101)

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location and amounts of the realized and unrealized gains and losses on derivative contracts in the condensed consolidated statements of operations (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative Contracts	2019	2018	2019	2018
Unrealized gain (loss) on foreign currency contracts	Other income, net	$(700)	$204	$(204)	$765
Realized gain on foreign currency contracts	Other income, net	1,072	1,065	412	125
Total net gain on foreign currency contracts		$372	$1,269	$208	$890

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

The following table presents the gross and net fair values of our derivatives at June 30, 2019 and December 31, 2018 (in thousands):

	Derivative Asset Positions		Derivative Liability Positions
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Gross position - asset / (liability)	$—	$113	$(305)	$(214)
Netting adjustment	—	(113)	—	113
Net position - asset / (liability)	$—	$—	$(305)	$(101)

Note 12—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease facilities from these affiliated companies. Rent expense associated with our related party leases was $0.7 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively, and $1.4 million and $3.9 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, $7.2 million of our operating lease right-of-use assets and $8.0 million of our lease liabilities were associated with related party leases.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The estimation of the liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As of June 30, 2019, FINV has a cumulative loss over the prior 36-month period. Based on this history of losses, as well as uncertainty regarding the timing and amount of future taxable income, we are unable to conclude that there will be future cash savings that will lead to additional payouts under the TRA beyond the estimated $0.2 million as of June 30, 2019. Additional TRA liability may be recognized in the future based on changes in expectations regarding the timing and likelihood of future cash savings.

The payment obligations under the TRA are our obligations and are not obligations of FICV. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless FINV elects to exercise its sole right to terminate the TRA early. If FINV elects to terminate the TRA early, which it may do so in its sole discretion, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that Mosing Holdings or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on June 30, 2019, the estimated termination payment would be approximately $47.7 million (calculated using a discount rate of 5.31%). The foregoing number is merely an estimate and the actual payment could differ materially.

Because FINV is a holding company with no operations of its own, its ability to make payments under the TRA is dependent on the ability of its subsidiaries to make distributions to it in an amount sufficient to cover FINV’s obligations under such agreements. The ability of FINV’s subsidiaries to make such distributions will be subject to, among other things, the applicable provisions of Dutch law that may limit the amount of funds available for distribution and restrictions in our debt instruments. To the extent that FINV is unable to make payments under the TRA for any reason, except in the case of an acceleration of payments thereunder occurring in connection with an early termination of the TRA or certain mergers or change of control, such payments will be deferred and will accrue interest until paid, and FINV will be prohibited from paying dividends on its common stock.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Loss Per Common Share

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

The following table summarizes the basic and diluted loss per share calculations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator
Net loss	$(15,160)	$(25,763)	$(43,447)	$(67,836)
Denominator
Basic and diluted weighted average common shares (1)	225,052	223,981	224,854	223,775
Loss per common share:
Basic and diluted	$(0.07)	$(0.12)	$(0.19)	$(0.30)

(1)	Approximate number of unvested restricted stock units and stock to be issued pursuant to the ESPP that have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive when results from operations are at a net loss position.	705	678	826	639

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

Our effective tax rate was (27.8)% and 3.1% for the three months ended June 30, 2019 and 2018, respectively, and (43.0)% and (8.9)% for the six months ended June 30, 2019 and 2018, respectively. The increase in tax rates compared to the same period last year is primarily the result of an increase in taxable income and a change in the jurisdiction mix. We are subject to tax in many U.S. and foreign jurisdictions. In many foreign jurisdictions we are taxed on bases other than income such as deemed profits or withholding taxes based on revenue. Consequently, the relationship between our pre-tax income and our income tax provision varies from period to period. For the six months ended June 30, 2019, we also recorded additional valuation allowances related to certain indefinite-lived intangible assets.

We are under audit by certain foreign jurisdictions for the years 2008 - 2017. We do not expect the results of these audits to have any material effect on our financial statements.

As of June 30, 2019, there were no significant changes to our unrecognized tax benefits as reported in our audited financial statements for the year ended December 31, 2018.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of June 30, 2019 and December 31, 2018. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The TRS segment provides tubular running services globally. Internationally, the TRS segment operates in the majority of the offshore oil and gas markets and also in several onshore regions with operations in approximately 50 countries on six continents. In the U.S., the TRS segment provides services in the active onshore oil and gas drilling regions, including the Permian Basin, Eagle Ford Shale, Haynesville Shale, Marcellus Shale and Utica Shale, and in the U.S. Gulf of Mexico. Our customers are primarily large exploration and production companies, including international oil and gas companies, national oil and gas companies, major independents and other oilfield service companies.

The Tubulars segment designs, manufactures and distributes connectors and casing attachments for large outside diameter (“OD”) heavy wall pipe. Additionally, the Tubulars segment sells large OD pipe originally manufactured by various pipe mills, as plain end or fully fabricated with proprietary welded or thread-direct connector solutions and provides specialized fabrication and welding services in support of offshore deepwater projects, including drilling and production risers, flowlines and pipeline end terminations, as well as long-length tubular assemblies up to 400 feet in length. The Tubulars segment also specializes in the development, manufacture and supply of proprietary drilling tool solutions that focus on improving drilling productivity through eliminating or mitigating traditional drilling operational risks.

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

Revenue

We disaggregate our revenue from contracts with customers by geography for each of our segments, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Intersegment revenue is immaterial.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables presents our revenue disaggregated by geography, based on the location where our services were provided and products sold (in thousands):

	Three Months Ended June 30, 2019
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$41,408	$18,387	$21,341	$81,136
International	65,207	3,947	5,364	74,518
Total Revenue	$106,615	$22,334	$26,705	$155,654

	Three Months Ended June 30, 2018
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$33,372	$15,765	$18,418	$67,555
International	58,146	1,275	5,109	64,530
Total Revenue	$91,518	$17,040	$23,527	$132,085

	Six Months Ended June 30, 2019
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$79,563	$35,015	$42,919	$157,497
International	125,131	5,976	11,458	142,565
Total Revenue	$204,694	$40,991	$54,377	$300,062

	Six Months Ended June 30, 2018
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$64,301	$32,547	$35,472	$132,320
International	106,091	2,179	7,064	115,334
Total Revenue	$170,392	$34,726	$42,536	$247,654

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue by geographic area were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
United States	$81,136	$67,555	$157,497	$132,320
Europe/Middle East/Africa	38,655	32,544	75,055	61,090
Latin America	19,895	12,983	37,339	20,457
Asia Pacific	10,077	9,572	18,026	17,266
Other countries	5,891	9,431	12,145	16,521
Total Revenue	$155,654	$132,085	$300,062	$247,654

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

Our CODM uses Adjusted EBITDA as the primary measure of segment reporting performance.

The following table presents a reconciliation of Segment Adjusted EBITDA to net loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Segment Adjusted EBITDA:
Tubular Running Services	$25,400	$18,860	$43,135	$23,806
Tubulars	3,934	3,327	8,046	6,920
Cementing Equipment	3,029	4,151	6,823	5,102
Corporate (1)	(15,200)	(15,385)	(31,183)	(27,034)
	17,163	10,953	26,821	8,794
Interest income, net	426	609	1,194	1,553
Depreciation and amortization	(23,913)	(28,862)	(49,155)	(57,162)
Income tax (expense) benefit	(3,300)	815	(13,073)	(5,560)
Loss on disposal of assets	(154)	(217)	(381)	(452)
Foreign currency loss	(661)	(4,267)	(178)	(2,563)
TRA related adjustments	220	(1,171)	220	(4,112)
Charges and credits (2)	(4,941)	(3,623)	(8,895)	(8,334)
Net loss	$(15,160)	$(25,763)	$(43,447)	$(67,836)

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Includes certain expenses not attributable to a particular segment, such as costs related to support functions and corporate executives.

(2)
Comprised of Equity-based compensation expense (for the three months ended June 30, 2019 and 2018: $3,017 and $2,888, respectively, and for the six months ended June 30, 2019 and 2018: $5,591 and $5,168, respectively), Mergers and acquisition expense (for the three months ended June 30, 2019 and 2018: none and none, respectively, and for the six months ended June 30, 2019 and 2018: none and $58, respectively), Severance and other charges, net (for the three months ended June 30, 2019 and 2018: $815 and $1,115, respectively, and for the six months ended June 30, 2019 and 2018: $1,270 and $2,369, respectively), Unrealized and realized gains (for the three months ended June 30, 2019 and 2018: $383 and $1,561, respectively, and for the six months ended June 30, 2019 and 2018: $691 and $1,161, respectively) and Investigation-related matters (for the three months ended June 30, 2019 and 2018: $1,492 and $1,181, respectively, and for the six months ended June 30, 2019 and 2018: $2,725 and $1,900, respectively).

The following tables set forth certain financial information with respect to our reportable segments (in thousands):

	Tubular Running Services	Tubulars	Cementing Equipment	Corporate	Total
Three Months Ended June 30, 2019
Revenue from external customers	$106,615	$22,334	$26,705	$—	$155,654
Operating income (loss)	8,700	3,089	(2,310)	(21,993)	(12,514)
Adjusted EBITDA	25,400	3,934	3,029	(15,200)	*

Three Months Ended June 30, 2018
Revenue from external customers	$91,518	$17,040	$23,527	$—	$132,085
Operating income (loss)	(3,615)	2,653	(272)	(22,548)	(23,782)
Adjusted EBITDA	18,860	3,327	4,151	(15,385)	*

Six Months Ended June 30, 2019
Revenue from external customers	$204,694	$40,991	$54,377	$—	$300,062
Operating income (loss)	8,841	6,283	(3,134)	(44,798)	(32,808)
Adjusted EBITDA	43,135	8,046	6,823	(31,183)	*

Six Months Ended June 30, 2018
Revenue from external customers	$170,392	$34,726	$42,536	$—	$247,654
Operating income (loss)	(20,508)	5,656	(3,755)	(40,082)	(58,689)
Adjusted EBITDA	23,806	6,920	5,102	(27,034)	*

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

During the first quarter of 2019, the Company changed its reportable segment structure. Please see Note 16—Segment Information in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information. We conduct our business through three operating segments:

•
Tubular Running Services. The Tubular Running Services (“TRS”) segment provides tubular running services globally. Internationally, the TRS segment operates in the majority of the offshore oil and gas markets and also in several onshore regions with operations in approximately 50 countries on six continents. In the U.S., the TRS segment provides services in the active onshore oil and gas drilling regions, including the Permian Basin, Eagle Ford Shale, Haynesville Shale, Marcellus Shale and Utica Shale, and in the U.S. Gulf of Mexico. Our customers are primarily large exploration and production companies, including international oil and gas companies, national oil and gas companies, major independents and other oilfield service companies.

•
Tubulars. The Tubulars segment designs, manufactures and distributes connectors and casing attachments for large outside diameter (“OD”) heavy wall pipe. Additionally, the Tubulars segment sells large OD pipe originally manufactured by various pipe mills, as plain end or fully fabricated with proprietary welded or thread-direct connector solutions and provides specialized fabrication and welding services in support of offshore deepwater projects, including drilling and production risers, flowlines and pipeline end terminations, as well as long-length tubular assemblies up to 400 feet in length. The Tubulars segment also specializes in the development, manufacture and supply of proprietary drilling tool solutions that focus on improving drilling productivity through eliminating or mitigating traditional drilling operational risks.

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

Outlook

We have observed and expect to see increased customer spending globally on oil and natural gas exploration and production in response to the continued stabilization of commodity prices. Exploration and development spending has started to shift toward offshore and internationally focused projects. We anticipate the rate of spending on U.S. onshore projects to remain relatively flat for the balance of 2019 as operators adjust budgets. Activity in the deep and ultra-deep offshore markets are already benefiting from a modest improvement that is expected to continue through 2020. Pricing associated with newly sanctioned projects is estimated to be marginally higher than recent trends. In many international offshore shelf markets, we see increased activity as operators recognize improved economics at current commodity prices. Overall, we expect continued and modest improvement in both operator spend and activity through 2020. We will continue our efforts to expand our newer product lines that have been historically weighted to the U.S. offshore market to international markets, with a focus on operational efficiency gains and prioritizing projects that improve market share and profitability. In furtherance of these efforts, we intend to initiate a comprehensive review of our open projects and assets to ensure that Company resources are being maximized given current and expected market conditions and that required economic returns on assets and new technologies can be achieved.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) before interest income, net, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on disposal of assets, foreign currency gain or loss, equity-based compensation, unrealized and realized gains or losses, the effects of the tax receivable agreement (“TRA”), other non-cash adjustments and other charges or credits. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenue. We review Adjusted EBITDA and Adjusted EBITDA margin on both a consolidated basis and on a segment basis. We use Adjusted EBITDA and Adjusted EBITDA margin to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), income tax, foreign currency exchange rates and other charges and credits. Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income (loss), operating income (loss), cash flow from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”).

The following table presents a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net loss	$(15,160)	$(25,763)	$(43,447)	$(67,836)
Interest income, net	(426)	(609)	(1,194)	(1,553)
Depreciation and amortization	23,913	28,862	49,155	57,162
Income tax expense (benefit)	3,300	(815)	13,073	5,560
Loss on disposal of assets	154	217	381	452
Foreign currency loss	661	4,267	178	2,563
TRA related adjustments	(220)	1,171	(220)	4,112
Charges and credits (1)	4,941	3,623	8,895	8,334
Adjusted EBITDA	$17,163	$10,953	$26,821	$8,794
Adjusted EBITDA margin	11.0%	8.3%	8.9%	3.6%

(1)
Comprised of Equity-based compensation expense (for the three months ended June 30, 2019 and 2018: $3,017 and $2,888, respectively, and for the six months ended June 30, 2019 and 2018: $5,591 and $5,168, respectively), Mergers and acquisition expense (for the three months ended June 30, 2019 and 2018: none and none, respectively, and for the six months ended June 30, 2019 and 2018: none and $58, respectively), Severance and other charges, net (for the three months ended June 30, 2019 and 2018: $815 and $1,115, respectively, and for the six months ended June 30, 2019 and 2018: $1,270 and $2,369, respectively), Unrealized and realized gains (for the three months ended June 30, 2019 and 2018: $383 and $1,561, respectively, and for the six months ended June 30, 2019 and 2018: $691 and $1,161, respectively) and Investigation-related matters (for the three months ended June 30, 2019 and 2018: $1,492 and $1,181, respectively, and for the six months ended June 30, 2019 and 2018: $2,725 and $1,900, respectively).

For a reconciliation of our Adjusted EBITDA on a segment basis to the most comparable measure calculated in accordance with GAAP, see “Operating Segment Results.”

Safety and Quality Performance

Safety is one of our primary core values. Maintaining a strong safety record is a critical component of our operational success. Many of our customers have safety standards we must satisfy before we can perform services. As a result, we continually monitor our safety performance through the evaluation of safety observations, job and customer surveys, and safety data. The primary measure for our safety performance is the tracking of the Total Recordable Incident Rate which is reviewed on both a monthly and rolling twelve-month basis.

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)
Revenue:
Services	$127,091	$105,746	$242,497	$197,094
Products	28,563	26,339	57,565	50,560
Total revenue	155,654	132,085	300,062	247,654

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization
Services (1)	85,785	74,088	169,024	145,050
Products (1)	23,475	18,798	43,603	36,427
General and administrative expenses (1)	34,026	32,787	69,437	64,883
Depreciation and amortization	23,913	28,862	49,155	57,162
Severance and other charges, net	815	1,115	1,270	2,369
Loss on disposal of assets	154	217	381	452
Operating loss	(12,514)	(23,782)	(32,808)	(58,689)

Other income (expense):
TRA related adjustments	220	(1,171)	220	(4,112)
Other income, net	669	2,033	1,198	1,593
Interest income, net	426	609	1,194	1,553
Mergers and acquisition expense	—	—	—	(58)
Foreign currency loss	(661)	(4,267)	(178)	(2,563)
Total other income (expense)	654	(2,796)	2,434	(3,587)

Loss before income taxes	(11,860)	(26,578)	(30,374)	(62,276)
Income tax expense (benefit)	3,300	(815)	13,073	5,560
Net loss	$(15,160)	$(25,763)	$(43,447)	$(67,836)

(1)
For the three months ended June 30, 2018, $7,565 and $1,508 have been reclassified from general and administrative expenses and cost of revenue, products, respectively, to cost of revenue, services. For the six months ended June 30, 2018, $14,199 and $2,626 have been reclassified from general and administrative expenses and cost of revenue, products, respectively, to cost of revenue, services. See Note 1—Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenue. Revenue from external customers, excluding intersegment sales, for the three months ended June 30, 2019 increased by $23.6 million, or 17.8%, to $155.7 million from $132.1 million for the three months ended June 30, 2018. Revenue increased across all segments. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

Cost of revenue, exclusive of depreciation and amortization. Cost of revenue for the three months ended June 30, 2019 increased by $16.4 million, or 17.6%, to $109.3 million from $92.9 million for the three months ended June 30, 2018. The increase was driven by higher activity levels and mix of work in the TRS and CE segments, partially offset by productivity actions taken in 2018.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2019 increased by $1.2 million, or 3.8%, to $34.0 million from $32.8 million for the three months ended June 30, 2018, primarily due to higher compensation and insurance expenses.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2019 decreased by $4.9 million, or 17.1%, to $23.9 million from $28.9 million for the three months ended June 30, 2018, as a result of a lower depreciable base due to decreased capital expenditures during the current and prior year, partially offset by increased intangible asset amortization expense.

Severance and other charges, net. Severance and other charges, net for the three months ended June 30, 2019 decreased by $0.3 million, or 26.9%, to $0.8 million from $1.1 million for the three months ended June 30, 2018, as a result of the absence of formal workforce reductions in the second quarter of 2019 compared to 2018.

Foreign currency loss. Foreign currency loss for the three months ended June 30, 2019 decreased by $3.6 million, or 84.5%, to $0.7 million from $4.3 million for the three months ended June 30, 2018. The change in foreign currency results year-over-year was primarily driven by reduced strengthening of the U.S. dollar in the current period as compared to the prior year period.

Income tax expense (benefit). Income tax benefit for the three months ended June 30, 2019 decreased by $4.1 million, to an expense of $3.3 million from a benefit of $0.8 million for the three months ended June 30, 2018, primarily as a result of an increase in taxable income and changes in jurisdictional mix. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenue rather than profits) and withholding taxes based on revenue; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenue. Revenue from external customers, excluding intersegment sales, for the six months ended June 30, 2019 increased by $52.4 million, or 21.2%, to $300.1 million from $247.7 million for the six months ended June 30, 2018. Revenue increased across all segments. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

Cost of revenue, exclusive of depreciation and amortization. Cost of revenue for the six months ended June 30, 2019 increased by $31.2 million, or 17.2%, to $212.6 million from $181.5 million for the six months ended June 30, 2018. The increase was driven by higher activity levels and mix of work in the TRS and CE segments, partially offset by productivity actions taken in 2018.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2019 increased by $4.6 million, or 7.0%, to $69.4 million from $64.9 million for the six months ended June 30, 2018, primarily due to increased insurance costs driven by a premium adjustment in the first quarter of 2019, as well as higher professional fees and research and development expenses.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2019 decreased by $8.0 million, or 14.0%, to $49.2 million from $57.2 million for the six months ended June 30, 2018, as a result of a lower depreciable base due to decreased capital expenditures during the current and prior year, partially offset by increased intangible asset amortization expense.

Severance and other charges, net. Severance and other charges, net for the six months ended June 30, 2019 decreased by $1.1 million, or 46.4%, to $1.3 million from $2.4 million for the six months ended June 30, 2018, as a result of the absence of formal workforce reductions in the first half of 2019 compared to 2018.

Foreign currency loss. Foreign currency loss for the six months ended June 30, 2019 decreased by $2.4 million, or 93.1%, to $0.2 million from $2.6 million for the six months ended June 30, 2018. The change in foreign currency results year-over-year was primarily driven by reduced strengthening of the U.S. dollar in the current period as compared to the prior year period.

Income tax expense (benefit). Income tax expense for the six months ended June 30, 2019 increased by $7.5 million, or 135.1%, to $13.1 million from $5.6 million for the six months ended June 30, 2018. The change is primarily due to an increase in taxable income and changes in our jurisdictional mix. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenue rather than profits) and withholding taxes based on revenue; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period.

Operating Segment Results

The following table presents revenue and Adjusted EBITDA by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Tubular Running Services	$106,615	$91,518	$204,694	$170,392
Tubulars	22,334	17,040	40,991	34,726
Cementing Equipment	26,705	23,527	54,377	42,536
Total	$155,654	$132,085	$300,062	$247,654

Segment Adjusted EBITDA (1):
Tubular Running Services	$25,400	$18,860	$43,135	$23,806
Tubulars	3,934	3,327	8,046	6,920
Cementing Equipment	3,029	4,151	6,823	5,102
Corporate (2)	(15,200)	(15,385)	(31,183)	(27,034)
	$17,163	$10,953	$26,821	$8,794

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Tubular Running Services

Revenue for the TRS segment was $106.6 million for the three months ended June 30, 2019, an increase of $15.1 million, or 16.5%, compared to $91.5 million for the same period in 2018, primarily due to activity improvements in the U.S., Latin America and Africa, partially offset by lower activity levels in Canada.

Adjusted EBITDA for the TRS segment was $25.4 million for the three months ended June 30, 2019, an increase of $6.5 million, or 34.7%, compared to $18.9 million for the same period in 2018. Segment results were positively impacted by activity improvements in Africa, the U.S. and Latin America.

Tubulars

Revenue for the Tubulars segment was $22.3 million for the three months ended June 30, 2019, an increase of $5.3 million, or 31.1%, compared to $17.0 million for the same period in 2018, primarily due to higher drilling tools activity.

Adjusted EBITDA for the Tubulars segment was $3.9 million for the three months ended June 30, 2019, an improvement of $0.6 million, or 18.2%, compared to $3.3 million for the same period in 2018.

Cementing Equipment

Revenue for the CE segment was $26.7 million for the three months ended June 30, 2019, an increase of $3.2 million, or 13.5%, compared to $23.5 million for the same period in 2018, driven by increased drilling activity and market share in the U.S. Gulf of Mexico, higher U.S. onshore product sales, primarily in the Permian Basin, and increased international activity.

Adjusted EBITDA for the CE segment was $3.0 million for the three months ended June 30, 2019, a decrease of $1.1 million, or 27.0%, compared to $4.2 million for the same period in 2018, primarily due to an increased share of support costs year-over-year, as well as higher labor to support ongoing international expansion efforts and increased product costs.

Corporate

Adjusted EBITDA for Corporate was a loss of $15.2 million for the three months ended June 30, 2019, a favorable change of $0.2 million, or 1.2%, compared to a loss of $15.4 million for the same period in 2018 due to lower compensation related expenses.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Tubular Running Services

Revenue for the TRS segment was $204.7 million for the six months ended June 30, 2019, an increase of $34.3 million, or 20.1%, compared to $170.4 million for the same period in 2018. The increase was driven by activity improvements in U.S., Latin America, Africa, and Europe, partially offset by lower activity levels in Asia Pacific and Canada.

Adjusted EBITDA for the TRS segment was $43.1 million for the six months ended June 30, 2019, an increase of $19.3 million, or 81.2%, compared to $23.8 million for the same period in 2018. Segment results were positively impacted by activity improvements in Africa, the U.S. and Latin America.

Tubulars

Revenue for the Tubulars segment was $41.0 million for the six months ended June 30, 2019, an increase of $6.3 million, or 18.0%, compared to $34.7 million for the same period in 2018, primarily as a result of higher drilling tools activity.

Adjusted EBITDA for the Tubulars segment was $8.0 million for the six months ended June 30, 2019, an increase of $1.1 million, or 16.3%, compared to $6.9 million for the same period in 2018.

Cementing Equipment

Revenue for the CE segment was $54.4 million for the six months ended June 30, 2019, an increase of $11.8 million, or 27.8%, compared to $42.5 million for the same period in 2018, driven by expansion to international markets, improved market share in the U.S. onshore market and increased market share and product sales in the U.S. Gulf of Mexico.

Adjusted EBITDA for the CE segment was $6.8 million for the six months ended June 30, 2019, an increase of $1.7 million, or 33.7%, compared to $5.1 million for the same period in 2018, primarily due to improved operational results, particularly in offshore international markets and the U.S. onshore market.

Corporate

Adjusted EBITDA for Corporate was a loss of $31.2 million for the six months ended June 30, 2019, an unfavorable change of $4.1 million, or 15.3%, compared to a loss of $27.0 million for the same period in 2018, primarily due to increased insurance costs driven by a premium adjustment, as well as higher professional fees and compensation related expenses.

Liquidity and Capital Resources

Liquidity

At June 30, 2019, we had cash and cash equivalents and short-term investments of $172.1 million and debt of $2.1 million. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditures are estimated to range between $40.0 million and $50.0 million for 2019, of which we expect approximately 65% will be used for the purchase and manufacture of equipment and 35% for other property, plant and equipment, inclusive of the purchase or construction of facilities. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions and timing of deliveries. During the six months ended June 30, 2019 and 2018, cash expenditures related to property, plant and equipment and intangibles were $17.2 million and $11.3 million, respectively, all of which were funded from internally generated funds. We believe our cash on hand should be sufficient to fund our capital expenditure and liquidity requirements for the remainder of 2019.

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

As of June 30, 2019, FINV had no borrowings outstanding under the ABL Credit Facility, letters of credit outstanding of $5.6 million and availability of $65.2 million.

Insurance Notes Payable

In 2018, we entered into a note to finance our annual insurance premiums totaling $6.8 million. The note bears interest at an annual rate of 3.9% with a final maturity date in October 2019. At June 30, 2019 and December 31, 2018, the outstanding balance was $2.1 million and $5.6 million, respectively.

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

In certain circumstances, we may be required to make payments under the TRA that we have entered into with Mosing Holdings. In most circumstances, these payments will be associated with the actual cash savings that we recognize in connection with the conversion of Preferred Stock, which would reduce the actual tax benefit to us. If we were to elect to exercise our sole right to terminate the TRA early or enter into certain change of control transactions, we may incur payment obligations prior to the time we actually incur any tax benefit. In those circumstances, we would need to pay the amounts out of cash on hand, finance the payments or refrain from triggering the obligation. Though we do not have any present intention of triggering an advance payment under the TRA, based on our current liquidity and our expected ability to access debt and equity financing, we believe we would be able to make such a payment if necessary. Any such payment could reduce our cash on hand and our borrowing availability, however, which would also reduce the amount of cash available to operate our business, to fund capital expenditures and to be paid as dividends to our stockholders, among other things. Please see Note 12—Related Party Transactions in the Notes to Unaudited Condensed Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

Cash flows from our operations, investing and financing activities are summarized below (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Operating activities	$(17,389)	$(37,862)
Investing activities	(5,426)	5,157
Financing activities	(4,526)	(3,624)
	(27,341)	(36,329)
Effect of exchange rate changes on cash	(416)	2,078
Net decrease in cash, cash equivalents and restricted cash	$(27,757)	$(34,251)

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

Operating Activities

Cash flow used in operating activities was $17.4 million for the six months ended June 30, 2019 compared to $37.9 million for the same period in 2018. The decrease in cash flow used in operating activities of $20.5 million was primarily due to a reduced net loss year-over-year of $24.4 million and favorable accounts receivable changes of $7.4 million, partially offset by unfavorable accounts payable and accrued liabilities changes of $6.9 million.

Investing Activities

Cash flow used in investing activities was $5.4 million for the six months ended June 30, 2019 compared to cash flow provided by investing activities of $5.2 million in the same period in 2018. The change in cash flow from investing activities of $10.6 million was related to a $6.0 million increase in the purchases of property, plant, equipment and intangibles, lower proceeds from the sale of assets of $1.5 million and a net decrease in proceeds from investments of $3.1 million.

Financing Activities

Cash flow used in financing activities was $4.5 million for the six months ended June 30, 2019 compared to $3.6 million in the same period in 2018. The increase in cash flow used in financing activities of $0.9 million was due to increased repayment of borrowings of $0.6 million and a $0.3 million increase in treasury shares withheld.

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

Based on the derivative contracts that were in place as of June 30, 2019, a simultaneous 10% weakening of the U.S. dollar compared to the Canadian dollar, Euro, Norwegian krone, and Pound sterling would result in a $3.7 million decrease in the market value of our forward contracts. Please see Note 11—Derivatives in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our foreign currency derivative contracts outstanding in U.S. dollars as of June 30, 2019.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of June 30, 2019 and December 31, 2018. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows. Please see Note 15—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

*†10.1	Separation Agreement and Release, dated as of June 24, 2019 and effective as of July 1, 2019, by and between Kyle McClure and Frank’s International N.V.
*†10.2	Employment Offer Letter for Melissa Cougle dated May 20, 2019 and effective as of May 29, 2019.
*†10.3	Indemnification Agreement dated May 29, 2019, by and between Frank’s International N.V. and Melissa Cougle.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANK’S INTERNATIONAL N.V.

Date:	August 6, 2019	By:	/s/ Melissa Cougle
Melissa Cougle
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)