Form 10-Q
period 2019-09-30
FRANK'S INTERNATIONAL N.V.
filed 2019-11-05
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
OR
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
Yes ☐ No ☑
As of October 31, 2019, there were 225,503,348 shares of common stock, €0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$190,522	$186,212
Restricted cash	1,252	—
Short-term investments	—	26,603
Accounts receivables, net	179,169	189,414
Inventories, net	86,817	69,382
Assets held for sale	13,776	7,828
Other current assets	8,490	12,651
Total current assets	480,026	492,090

Property, plant and equipment, net	366,452	416,490
Goodwill	211,040	211,040
Intangible assets, net	22,527	31,069
Deferred tax assets, net	14,085	14,621
Operating lease right-of-use assets	32,423	—
Other assets	31,013	28,619
Total assets	$1,157,566	$1,193,929

Liabilities and Equity
Current liabilities:
Short-term debt	$517	$5,627
Accounts payable and accrued liabilities	116,455	123,981
Current portion of operating lease liabilities	7,848	—
Deferred revenue	226	116
Total current liabilities	125,046	129,724

Deferred tax liabilities	3,570	221
Non-current operating lease liabilities	24,576	—
Other non-current liabilities	28,340	29,212
Total liabilities	181,532	159,157

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, €0.01 par value, 798,096,000 shares authorized, 226,990,788 and 225,478,506 shares issued and 225,503,348 and 224,289,902 shares outstanding	2,846	2,829
Additional paid-in capital	1,072,768	1,062,794
Retained earnings (deficit)	(52,712)	16,860
Accumulated other comprehensive loss	(29,623)	(32,338)
Treasury stock (at cost), 1,487,440 and 1,188,604 shares	(17,245)	(15,373)
Total stockholders’ equity	976,034	1,034,772
Total liabilities and equity	$1,157,566	$1,193,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Services	$119,572	$103,911	$362,069	$301,005
Products	20,845	25,075	78,410	75,635
Total revenue	140,417	128,986	440,479	376,640

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization
Services	86,745	74,769	255,769	219,819
Products	14,247	17,988	57,850	54,415
General and administrative expenses	26,921	29,916	96,358	94,799
Depreciation and amortization	21,482	26,998	70,637	84,160
Severance and other charges (credits), net	5,222	(4,852)	6,492	(2,483)
(Gain) loss on disposal of assets	603	(2,242)	984	(1,790)
Operating loss	(14,803)	(13,591)	(47,611)	(72,280)

Other income (expense):
Tax receivable agreement (“TRA”) related adjustments	—	(1,170)	220	(5,282)
Other income, net	1,620	314	2,818	1,907
Interest income, net	563	866	1,757	2,419
Mergers and acquisition expense	—	—	—	(58)
Foreign currency loss	(3,872)	(879)	(4,050)	(3,442)
Total other income (expense)	(1,689)	(869)	745	(4,456)

Loss before income taxes	(16,492)	(14,460)	(46,866)	(76,736)
Income tax expense (benefit)	7,297	(7,461)	20,370	(1,901)
Net loss	$(23,789)	$(6,999)	$(67,236)	$(74,835)

Loss per common share:
Basic and diluted	$(0.11)	$(0.03)	$(0.30)	$(0.33)

Weighted average common shares outstanding:
Basic and diluted	225,415	224,182	225,043	223,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net loss	$(23,789)	$(6,999)	$(67,236)	$(74,835)
Other comprehensive income (loss):
Foreign currency translation adjustments	371	95	1,079	(653)
Unrealized gain on marketable securities	—	28	—	110
Total other comprehensive income (loss)	371	123	1,079	(543)
Comprehensive loss	$(23,418)	$(6,876)	$(66,157)	$(75,378)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2018
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Equity
Balances at December 31, 2017	223,289	$2,814	$1,050,873	$106,923	$(30,972)	$(13,737)	$1,115,901
Cumulative effect of accounting change	—	—	—	670	—	—	670
Net loss	—	—	—	(42,073)	—	—	(42,073)
Foreign currency translation adjustments	—	—	—	—	87	—	87
Change in marketable securities	—	—	—	—	(85)	—	(85)
Equity-based compensation expense	—	—	2,280	—	—	—	2,280
Common shares issued upon vesting of share-based awards	601	8	(8)	—	—	—	—
Common shares issued for employee stock purchase plan	99	1	560	—	—	—	561
Treasury shares withheld	(167)	—	—	—	—	(1,035)	(1,035)
Balances at March 31, 2018	223,822	$2,823	$1,053,705	$65,520	$(30,970)	$(14,772)	$1,076,306
Net loss	—	—	—	(25,763)	—	—	(25,763)
Foreign currency translation adjustments	—	—	—	—	(835)	—	(835)
Change in marketable securities	—	—	—	—	167	—	167
Equity-based compensation expense	—	—	2,888	—	—	—	2,888
Common shares issued upon vesting of share-based awards	247	2	(2)	—	—	—	—
Common shares issued for employee stock purchase plan	—	—	1	—	—	—	1
Treasury shares withheld	(31)	—	—	—	—	(182)	(182)
Balances at June 30, 2018	224,038	$2,825	$1,056,592	$39,757	$(31,638)	$(14,954)	$1,052,582
Net loss	—	—	—	(6,999)	—	—	(6,999)
Foreign currency translation adjustments	—	—	—	—	95	—	95
Change in marketable securities	—	—	—	—	28	—	28
Equity-based compensation expense	—	—	3,008	—	—	—	3,008
Common shares issued upon vesting of share-based awards	90	1	(1)	—	—	—	—
Common shares issued for employee stock purchase plan	133	2	751	—	—	—	753
Treasury shares withheld	(33)	—	—	—	—	(284)	(284)
Balances at September 30, 2018	224,228	$2,828	$1,060,350	$32,758	$(31,515)	$(15,238)	$1,049,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2019
					Accumulated
			Additional	Retained	Other		Total
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury	Stockholders’
	Shares	Value	Capital	(Deficit)	Income (Loss)	Stock	Equity
Balances at December 31, 2018	224,290	$2,829	$1,062,794	$16,860	$(32,338)	$(15,373)	$1,034,772
Cumulative effect of accounting change	—	—	—	(700)	—	—	(700)
Net loss	—	—	—	(28,287)	—	—	(28,287)
Foreign currency translation adjustments	—	—	—	—	250	—	250
Equity-based compensation expense	—	—	2,574	—	—	—	2,574
Common shares issued upon vesting of share-based awards	720	8	(8)	—	—	—	—
Common shares issued for employee stock purchase plan	154	2	690	—	—	—	692
Treasury shares withheld	(220)	—	—	—	—	(1,452)	(1,452)
Balances at March 31, 2019	224,944	$2,839	$1,066,050	$(12,127)	$(32,088)	$(16,825)	$1,007,849
Net loss	—	—	—	(15,160)	—	—	(15,160)
Foreign currency translation adjustments	—	—	—	—	458	—	458
Reclassification of marketable securities	—	—	—	(1,636)	1,636	—	—
Equity-based compensation expense	—	—	3,017	—	—	—	3,017
Common shares issued upon vesting of share-based awards	186	2	(2)	—	—	—	—
Treasury shares withheld	(15)	—	—	—	—	(88)	(88)
Balances at June 30, 2019	225,115	$2,841	$1,069,065	$(28,923)	$(29,994)	$(16,913)	$996,076
Net loss	—	—	—	(23,789)	—	—	(23,789)
Foreign currency translation adjustments	—	—	—	—	371	—	371
Equity-based compensation expense	—	—	2,647	—	—	—	2,647
Common shares issued upon vesting of share-based awards	217	2	(2)	—	—	—	—
Common shares issued for employee stock purchase plan	236	3	1,058	—	—	—	1,061
Treasury shares withheld	(65)	—	—	—	—	(332)	(332)
Balances at September 30, 2019	225,503	$2,846	$1,072,768	$(52,712)	$(29,623)	$(17,245)	$976,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(67,236)	$(74,835)
Adjustments to reconcile net loss to cash from operating activities
Depreciation and amortization	70,637	84,160
Equity-based compensation expense	8,238	8,176
Amortization of deferred financing costs	274	—
Deferred tax provision	3,887	—
Provision for (recovery of) bad debts	(27)	68
(Gain) loss on disposal of assets	984	(1,790)
Changes in fair value of investments	(1,935)	(1,295)
Unrealized gain on derivative instruments	(349)	(442)
Loss on asset impairments	4,268	—
Other	(566)	—
Changes in operating assets and liabilities
Accounts receivable	9,872	(37,252)
Inventories	(14,191)	(3,470)
Other current assets	2,537	2,237
Other assets	179	204
Accounts payable and accrued liabilities	(7,844)	(10,249)
Deferred revenue	110	(346)
Other non-current liabilities	(353)	(560)
Net cash provided by (used in) operating activities	8,485	(35,394)

Cash flows from investing activities
Purchases of property, plant and equipment and intangibles	(26,979)	(14,557)
Proceeds from sale of assets	353	4,419
Proceeds from sale of investments	46,739	67,934
Purchase of investments	(20,304)	(67,011)
Net cash used in investing activities	(191)	(9,215)

Cash flows from financing activities
Repayments of borrowings	(5,110)	(4,289)
Treasury shares withheld for taxes	(1,874)	(1,501)
Proceeds from the issuance of ESPP shares	1,752	1,315
Deferred financing costs	(184)	(161)
Net cash used in financing activities	(5,416)	(4,636)
Effect of exchange rate changes on cash	2,684	2,357
Net increase (decrease) in cash, cash equivalents and restricted cash	5,562	(46,888)
Cash, cash equivalents and restricted cash at beginning of period	186,212	213,015
Cash, cash equivalents and restricted cash at end of period	$191,774	$166,127

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

Basis of Presentation

The condensed consolidated financial statements of FINV for the three and nine months ended September 30, 2019 and 2018 include the activities of Frank’s International C.V. (“FICV”), Blackhawk Group Holdings, LLC (“Blackhawk”) and their wholly owned subsidiaries (collectively, the “Company,” “we,” “us” or “our”). All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of reclassifications to previously reported amounts (in thousands):

	Three Months Ended September 30, 2018
	As previously reported	Reclassifications	As currently reported
Condensed Consolidated Statements of Operations
Cost of revenue, exclusive of depreciation and amortization
Services	$65,726	$9,043	$74,769
Products	19,421	(1,433)	17,988
General and administrative expenses	37,526	(7,610)	29,916

	Nine Months Ended September 30, 2018
	As previously reported	Reclassifications	As currently reported
Condensed Consolidated Statements of Operations
Cost of revenue, exclusive of depreciation and amortization
Services	$193,951	$25,868	$219,819
Products	58,474	(4,059)	54,415
General and administrative expenses	116,608	(21,809)	94,799

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

Note 2—Leases

We have operating leases for real estate, vehicles and certain equipment. Our leases have remaining lease terms of less than one year to 14 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within one year. At the present time, all of our leases are classified as operating leases. Our short-term lease expense was $1.0 million and $2.7 million for the three and nine months ended September 30, 2019, respectively.

The accounting for some of our leases may require significant judgment, which includes determining the incremental borrowing rates to utilize in our net present value calculation of lease payments for lease agreements, which do not provide an implicit rate, and assessing the likelihood of renewal or termination options.

	Three Months Ended	Nine Months Ended
Long-term Lease Cost (in thousands)	September 30, 2019	September 30, 2019
Operating lease cost (a)	$2,824	$8,803

Sublease income	$(136)	$(400)

(a)	Includes variable lease costs, which are immaterial.

	Three Months Ended	Nine Months Ended
Other Information (in thousands)	September 30, 2019	September 30, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,202	$7,770

Right-of-use assets obtained in an exchange for lease obligations
Operating leases	$738	$4,239

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Term and Discount Rate	September 30, 2019
Weighted average remaining lease term (years)
Operating leases	6.26

Weighted average discount rate
Operating leases	10.45%

Maturity of Operating Lease Liabilities (in thousands)	September 30, 2019
2019	$3,103
2020	9,857
2021	8,172
2022	6,244
2023	4,406
Thereafter	13,289
Total undiscounted lease payments	45,071
Less: interest	12,647
Present value of lease liabilities	$32,424

Future minimum lease commitments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2018, were as follows (in thousands):

Year Ending December 31,	Amount
2019	$10,544
2020	9,120
2021	7,370
2022	6,006
2023	4,251
Thereafter	13,103
Total future lease commitments	$50,394

Note 3—Cash, Cash Equivalents and Restricted Cash

Amounts reported in the condensed consolidated balance sheets and condensed consolidated statements of cash flows as cash, cash equivalents and restricted cash at September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$190,522	$186,212
Restricted cash	1,252	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$191,774	$186,212

Restricted cash consists of cash deposits that collateralize our credit card program.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Accounts Receivable, net

Accounts receivable at September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Trade accounts receivable, net of allowance of $3,816 and $3,925, respectively	$122,684	$114,630
Unbilled receivables	34,066	54,591
Taxes receivable	18,649	15,762
Affiliated (1)	549	549
Other receivables	3,221	3,882
Total accounts receivable, net	$179,169	$189,414

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates.

Note 5—Inventories, net

Inventories at September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Pipe and connectors, net of allowance of $18,758 and $21,270, respectively	$26,049	$18,026
Finished goods, net of allowance of $868 and $1,354, respectively	29,420	22,608
Work in progress	4,529	8,285
Raw materials, components and supplies	26,819	20,463
Total inventories, net	$86,817	$69,382

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Property, Plant and Equipment

The following is a summary of property, plant and equipment at September 30, 2019 and December 31, 2018 (in thousands):

	Estimated Useful Lives in Years	September 30, 2019	December 31, 2018
Land	—	$31,438	$32,945
Land improvements	8-15	7,128	8,316
Buildings and improvements	13-39	115,141	125,088
Rental machinery and equipment	7	896,483	887,064
Machinery and equipment - other	7	60,571	61,796
Furniture, fixtures and computers	5	20,091	24,745
Automobiles and other vehicles	5	29,243	29,696
Leasehold improvements	7-15, or lease term if shorter	14,740	15,392
Construction in progress - machinery and equipment and land improvements	—	68,743	65,152
		1,243,578	1,250,194
Less: Accumulated depreciation		(877,126)	(833,704)
Total property, plant and equipment, net		$366,452	$416,490

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

During the first quarter of 2019, buildings with a net book value of $1.1 million met the criteria to be classified as held for sale and were reclassified from property, plant and equipment to assets held for sale on our condensed consolidated balance sheet. During the second quarter of 2019, we sold a building classified as held for sale for $0.2 million and recorded an immaterial loss. During the third quarter of 2019, an additional building met the criteria to be classified as held for sale and a $4.0 million impairment loss was recorded, which is included in severance and other charges (credits), net on our condensed consolidated statements of operations. The building's remaining net book value of $5.3 million was reclassified from property, plant and equipment to assets held for sale on our condensed consolidated balance sheets.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the depreciation and amortization expense associated with each line item for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Services	$18,224	$22,584	$60,636	$70,465
Products	376	1,051	1,235	3,319
General and administrative expenses	2,882	3,363	8,766	10,376
Total	$21,482	$26,998	$70,637	$84,160

Note 7—Other Assets

Other assets at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Cash surrender value of life insurance policies (1)	$26,467	$23,784
Deposits	2,118	2,269
Other	2,428	2,566
Total other assets	$31,013	$28,619

(1)	See Note 10—Fair Value Measurements for additional information.

Note 8—Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accounts payable	$17,445	$28,045
Accrued compensation	24,761	30,822
Accrued property and other taxes	20,082	16,301
Accrued severance and other charges	499	2,328
Income taxes	17,619	12,075
Affiliated (1)	679	3,915
Accrued purchase orders and other	35,370	30,495
Total accounts payable and accrued liabilities	$116,455	$123,981

(1)	Represents amounts owed to non-consolidated affiliates.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

borrowings under the ABL Credit Facility may be declared immediately due and payable. The ABL Credit Facility also contains cross default provisions that apply to FINV’s other indebtedness.

As of September 30, 2019, FINV had no borrowings outstanding under the ABL Credit Facility, letters of credit outstanding of $6.5 million and availability of $55.0 million.

Insurance Notes Payable

In 2018, we entered into a note to finance our annual insurance premiums totaling $6.8 million. The note bears interest at an annual rate of 3.9% with a final maturity date in October 2019. At September 30, 2019 and December 31, 2018, the outstanding balance was $0.5 million and $5.6 million, respectively.

Note 10—Fair Value Measurements

We follow fair value measurement authoritative accounting guidance for measuring fair values of assets and liabilities in financial statements. We have consistently used the same valuation techniques for all periods presented. Please see Note 10—Fair Value Measurements in our Annual Report for further discussion.

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2019 and December 31, 2018, were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2019
Assets:
Derivative financial instruments	$—	$248	$—	$248
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	—	26,467	—	26,467
Marketable securities - other	15	—	—	15
Liabilities:
Deferred compensation plan	—	23,522	—	23,522

December 31, 2018
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$23,784	$—	$23,784
Marketable securities - other	37	—	—	37
Liabilities:
Derivative financial instruments	—	101	—	101
Deferred compensation plan	—	23,663	—	23,663

Our derivative financial instruments consist of short-duration foreign currency forward contracts. The fair value of our derivative financial instruments is based on quoted market values including foreign exchange forward rates and interest rates. The fair value is computed by discounting the projected future cash flow amounts to present value. Derivative financial instruments are included in our condensed consolidated balance sheets in accounts receivables, net at September 30, 2019 and accounts payable and accrued liabilities at December 31, 2018.

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

As of September 30, 2019 and December 31, 2018, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

	September 30, 2019
Derivative Contracts	Notional Amount	Contractual Exchange Rate	Settlement Date
Canadian dollar	$1,362	1.3220	12/16/2019
Euro	7,457	1.1130	12/16/2019
Norwegian krone	10,254	8.9717	12/16/2019
Pound sterling	16,089	1.2377	12/16/2019

	December 31, 2018
Derivative Contracts	Notional Amount	Contractual Exchange Rate	Settlement Date
Canadian dollar	$2,248	1.3343	3/18/2019
Euro	6,967	1.1421	3/18/2019
Norwegian krone	7,713	8.5566	3/18/2019
Pound sterling	16,452	1.2655	3/18/2019

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location and fair value amounts of all derivative contracts in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 (in thousands):

Derivatives not Designated as Hedging Instruments	Consolidated Balance Sheet Location	September 30, 2019	December 31, 2018
Foreign currency contracts	Accounts receivables, net	$248	$—
Foreign currency contracts	Accounts payable and accrued liabilities	—	(101)

The following table summarizes the location and amounts of the realized and unrealized gains and losses on derivative contracts in the condensed consolidated statements of operations (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative Contracts	2019	2018	2019	2018
Unrealized gain (loss) on foreign currency contracts	Other income, net	$553	$(323)	$349	$442
Realized gain on foreign currency contracts	Other income, net	1,059	447	1,471	572
Total net gain on foreign currency contracts		$1,612	$124	$1,820	$1,014

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

The following table presents the gross and net fair values of our derivatives at September 30, 2019 and December 31, 2018 (in thousands):

	Derivative Asset Positions		Derivative Liability Positions
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Gross position - asset / (liability)	$248	$113	$—	$(214)
Netting adjustment	—	(113)	—	113
Net position - asset / (liability)	$248	$—	$—	$(101)

Note 12—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease facilities from these affiliated companies. Rent expense associated with our related party leases was $0.6 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $2.0 million and $5.0 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, $6.8 million of our operating lease right-of-use assets and $7.5 million of our lease liabilities were associated with related party leases.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The estimation of the liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As of September 30, 2019, FINV has a cumulative loss over the prior 36-month period. Based on this history of losses, as well as uncertainty regarding the timing and amount of future taxable income, we are unable to conclude that there will be future cash savings that will lead to additional payouts under the TRA beyond the estimated $0.2 million as of September 30, 2019. Additional TRA liability may be recognized in the future based on changes in expectations regarding the timing and likelihood of future cash savings.

The payment obligations under the TRA are our obligations and are not obligations of FICV. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless FINV elects to exercise its sole right to terminate the TRA early. If FINV elects to terminate the TRA early, which it may do so in its sole discretion, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits and that any FICV interests that Mosing Holdings or its transferees own on the termination date are deemed to be exchanged on the termination date). Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on September 30, 2019, the estimated termination payment would be approximately $51.3 million (calculated using a discount rate of 4.94%). The foregoing number is merely an estimate and the actual payment could differ materially.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the basic and diluted loss per share calculations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator
Net loss	$(23,789)	$(6,999)	$(67,236)	$(74,835)
Denominator
Basic and diluted weighted average common shares (1)	225,415	224,182	225,043	223,912
Loss per common share:
Basic and diluted	$(0.11)	$(0.03)	$(0.30)	$(0.33)

(1)	Approximate number of unvested restricted stock units and stock to be issued pursuant to the ESPP that have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive when results from operations are at a net loss position.	587	1,075	722	779

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

Our effective tax rate was (44.2)% and 51.6% for the three months ended September 30, 2019 and 2018, respectively, and (43.5)% and 2.5% for the nine months ended September 30, 2019 and 2018, respectively. The increase in tax rates compared to the same period last year is primarily the result of an increase in taxable income and a change in the jurisdiction mix resulting in additional revenue-based taxes during 2019. Also impacting the three months ending September 30, 2018 was a significant tax benefit recorded to update the estimated effective tax rate. Finally, the nine months ending September 30, 2019 included expense related to recording additional valuation allowances related to certain indefinite-lived intangibles. We are subject to tax in many U.S. and foreign jurisdictions. In many foreign

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

jurisdictions we are taxed on bases other than income such as deemed profits or withholding taxes based on revenue. Consequently, the relationship between our pre-tax income and our income tax provision varies from period to period.

We are under audit by certain foreign jurisdictions for the years 2008 - 2017. We do not expect the results of these audits to have any material effect on our financial statements.

As of September 30, 2019, there were no significant changes to our uncertain tax positions as reported in our audited financial statements for the year ended December 31, 2018.

Note 15—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of September 30, 2019 and December 31, 2018. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

Note 16—Segment Information

Reporting Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM in deciding how to allocate resources and assess performance. During 2018, changes to the Company’s organizational structure were internally announced. These changes allow each segment to operate as an “independent” business in order to drive accountability and streamline decision-making, while leveraging the advantages of our global infrastructure. During the first quarter of 2019, the Company’s CODM changed the information he regularly reviews to allocate resources and assess performance and we accordingly realigned our reporting segments into three reportable segments: Tubular Running Services (“TRS”) segment, Tubulars segment and Cementing Equipment (“CE”) segment. The TRS segment represents the prior International Services and U.S. Services

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

segments, as well as the costs associated with manufacturing the TRS equipment. Corporate costs that were previously included in the International Services and U.S. Services segments are now included in a separate Corporate component. The Tubulars segment represents the prior Tubular Sales segment and the Drilling Technologies business which was previously included within the International Services and U.S. Services segments, less costs associated with TRS equipment manufacturing. The CE segment is comprised of the prior Blackhawk segment. In addition, regional support costs that were previously included in the International Services and U.S. Services segments are now allocated amongst the three current segments, generally based on revenue or headcount. We have revised our segment reporting to reflect our current management approach and recast prior periods to conform to the current segment presentation.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables presents our revenue disaggregated by geography, based on the location where our services were provided and products sold (in thousands):

	Three Months Ended September 30, 2019
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$34,903	$10,148	$20,044	$65,095
International	67,374	2,371	5,577	75,322
Total Revenue	$102,277	$12,519	$25,621	$140,417

	Three Months Ended September 30, 2018
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$36,817	$14,310	$19,096	$70,223
International	52,972	955	4,836	58,763
Total Revenue	$89,789	$15,265	$23,932	$128,986

	Nine Months Ended September 30, 2019
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$114,466	$45,163	$62,963	$222,592
International	192,505	8,347	17,035	217,887
Total Revenue	$306,971	$53,510	$79,998	$440,479

	Nine Months Ended September 30, 2018
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$101,117	$46,857	$54,568	$202,542
International	159,064	3,134	11,900	174,098
Total Revenue	$260,181	$49,991	$66,468	$376,640

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue by geographic area were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
United States	$65,095	$70,223	$222,592	$202,542
Europe/Middle East/Africa	41,071	30,064	116,126	91,154
Latin America	19,181	11,984	56,520	32,441
Asia Pacific	9,727	8,934	27,753	26,200
Other countries	5,343	7,781	17,488	24,303
Total Revenue	$140,417	$128,986	$440,479	$376,640

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

Our CODM uses Adjusted EBITDA as the primary measure of segment reporting performance.

The following table presents a reconciliation of Segment Adjusted EBITDA to net loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Segment Adjusted EBITDA:
Tubular Running Services	$23,884	$17,070	$67,019	$40,876
Tubulars	456	1,541	8,502	8,461
Cementing Equipment	3,031	1,972	9,854	7,074
Corporate (1)	(11,350)	(8,967)	(42,533)	(36,001)
	16,021	11,616	42,842	20,410
Interest income, net	563	866	1,757	2,419
Depreciation and amortization	(21,482)	(26,998)	(70,637)	(84,160)
Income tax (expense) benefit	(7,297)	7,461	(20,370)	1,901
Gain (loss) on disposal of assets	(603)	2,242	(984)	1,790
Foreign currency loss	(3,872)	(879)	(4,050)	(3,442)
TRA related adjustments	—	(1,170)	220	(5,282)
Charges and credits (2)	(7,119)	(137)	(16,014)	(8,471)
Net loss	$(23,789)	$(6,999)	$(67,236)	$(74,835)

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Includes certain expenses not attributable to a particular segment, such as costs related to support functions and corporate executives.

(2)
Comprised of Equity-based compensation expense (for the three months ended September 30, 2019 and 2018: $2,647 and $3,008, respectively, and for the nine months ended September 30, 2019 and 2018: $8,238 and $8,176, respectively), Mergers and acquisition expense (for the three months ended September 30, 2019 and 2018: none and none, respectively, and for the nine months ended September 30, 2019 and 2018: none and $58, respectively), Severance and other (charges) credits, net (for the three months ended September 30, 2019 and 2018: $(5,222) and $4,852, respectively, and for the nine months ended September 30, 2019 and 2018: $(6,492) and $2,483, respectively), Unrealized and realized gains (for the three months ended September 30, 2019 and 2018: $1,382 and $360, respectively, and for the nine months ended September 30, 2019 and 2018: $2,073 and $1,521, respectively) and Investigation-related matters (for the three months ended September 30, 2019 and 2018: $632 and $2,341, respectively, and for the nine months ended September 30, 2019 and 2018: $3,357 and $4,241, respectively).

The following tables set forth certain financial information with respect to our reportable segments (in thousands):

	Tubular Running Services	Tubulars	Cementing Equipment	Corporate	Total
Three Months Ended September 30, 2019
Revenue from external customers	$102,277	$12,519	$25,621	$—	$140,417
Operating income (loss)	8,253	(377)	(1,610)	(21,069)	(14,803)
Adjusted EBITDA	23,884	456	3,031	(11,350)	*

Three Months Ended September 30, 2018
Revenue from external customers	$89,789	$15,265	$23,932	$—	$128,986
Operating income (loss)	4,099	46	(2,226)	(15,510)	(13,591)
Adjusted EBITDA	17,070	1,541	1,972	(8,967)	*

Nine Months Ended September 30, 2019
Revenue from external customers	$306,971	$53,510	$79,998	$—	$440,479
Operating income (loss)	17,094	5,906	(4,744)	(65,867)	(47,611)
Adjusted EBITDA	67,019	8,502	9,854	(42,533)	*

Nine Months Ended September 30, 2018
Revenue from external customers	$260,181	$49,991	$66,468	$—	$376,640
Operating income (loss)	(16,409)	5,702	(5,981)	(55,592)	(72,280)
Adjusted EBITDA	40,876	8,461	7,074	(36,001)	*

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

Outlook

We have observed and expect to see increased customer spending globally on oil and natural gas exploration and production in response to the continued stabilization of commodity prices. Exploration and development spending has started to shift toward offshore and internationally focused projects. Activity in the deep and ultra-deep offshore markets is already benefiting from a modest improvement that is expected to continue through 2020. In certain markets, pricing associated with newly sanctioned offshore projects is anticipated to be marginally higher than recent trends. We anticipate the rate of spending on U.S. onshore projects to decrease in 2020 from 2019 levels as operators adjust budgets.

In many international offshore shelf markets, we see increased activity as operators recognize improved economics at current commodity prices. Overall, we expect continued and modest improvement in both operator spend and activity through 2020 in the offshore and international markets, which will be offset by the ongoing retraction in U.S. onshore spend and activity. Our client base continues to expand as drilling contractors and integrated service providers look for differentiated technology and efficiency-based solutions.

We will continue our efforts to expand our newer product lines that have been historically weighted to the U.S. offshore market to international markets, with a focus on operational efficiency gains and prioritizing projects that improve market share and profitability. In furtherance of these efforts, we are undertaking a comprehensive review of our geographic footprint, ongoing initiatives, cost structure and asset base. We are undertaking this review to drive profitability improvements across the organization, assess that required economic returns on assets and new technologies can be achieved, and ensure that the resources of the Company are being maximized given current and expected market conditions.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net loss	$(23,789)	$(6,999)	$(67,236)	$(74,835)
Interest income, net	(563)	(866)	(1,757)	(2,419)
Depreciation and amortization	21,482	26,998	70,637	84,160
Income tax expense (benefit)	7,297	(7,461)	20,370	(1,901)
(Gain) loss on disposal of assets	603	(2,242)	984	(1,790)
Foreign currency loss	3,872	879	4,050	3,442
TRA related adjustments	—	1,170	(220)	5,282
Charges and credits (1)	7,119	137	16,014	8,471
Adjusted EBITDA	$16,021	$11,616	$42,842	$20,410
Adjusted EBITDA margin	11.4%	9.0%	9.7%	5.4%

(1)
Comprised of Equity-based compensation expense (for the three months ended September 30, 2019 and 2018: $2,647 and $3,008, respectively, and for the nine months ended September 30, 2019 and 2018: $8,238 and $8,176, respectively), Mergers and acquisition expense (for the three months ended September 30, 2019 and 2018: none and none, respectively, and for the nine months ended September 30, 2019 and 2018: none and $58, respectively), Severance and other charges (credits), net (for the three months ended September 30, 2019 and 2018: $5,222 and $(4,852), respectively, and for the nine months ended September 30, 2019 and 2018: $6,492 and $(2,483), respectively), Unrealized and realized gains (for the three months ended September 30, 2019 and 2018: $1,382 and $360, respectively, and for the nine months ended September 30, 2019 and 2018: $2,073 and $1,521, respectively) and Investigation-related matters (for the three months ended September 30, 2019 and 2018: $632 and $2,341, respectively, and for the nine months ended September 30, 2019 and 2018: $3,357 and $4,241, respectively).

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

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)
Revenue:
Services	$119,572	$103,911	$362,069	$301,005
Products	20,845	25,075	78,410	75,635
Total revenue	140,417	128,986	440,479	376,640

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization
Services (1)	86,745	74,769	255,769	219,819
Products (1)	14,247	17,988	57,850	54,415
General and administrative expenses (1)	26,921	29,916	96,358	94,799
Depreciation and amortization	21,482	26,998	70,637	84,160
Severance and other charges (credits), net	5,222	(4,852)	6,492	(2,483)
(Gain) loss on disposal of assets	603	(2,242)	984	(1,790)
Operating loss	(14,803)	(13,591)	(47,611)	(72,280)

Other income (expense):
TRA related adjustments	—	(1,170)	220	(5,282)
Other income, net	1,620	314	2,818	1,907
Interest income, net	563	866	1,757	2,419
Mergers and acquisition expense	—	—	—	(58)
Foreign currency loss	(3,872)	(879)	(4,050)	(3,442)
Total other income (expense)	(1,689)	(869)	745	(4,456)

Loss before income taxes	(16,492)	(14,460)	(46,866)	(76,736)
Income tax expense (benefit)	7,297	(7,461)	20,370	(1,901)
Net loss	$(23,789)	$(6,999)	$(67,236)	$(74,835)

(1)
For the three months ended September 30, 2018, $7,610 and $1,433 have been reclassified from general and administrative expenses and cost of revenue, products, respectively, to cost of revenue, services. For the nine months ended September 30, 2018, $21,809 and $4,059 have been reclassified from general and administrative expenses and cost of revenue, products, respectively, to cost of revenue, services. See Note 1—Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenue. Revenue from external customers, excluding intersegment sales, for the three months ended September 30, 2019 increased by $11.4 million, or 8.9%, to $140.4 million from $129.0 million for the three months ended September 30, 2018. The increase in revenue was primarily driven by improved results in the Tubular Running Services segment. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

Cost of revenue, exclusive of depreciation and amortization. Cost of revenue for the three months ended September 30, 2019 increased by $8.2 million, or 8.9%, to $101.0 million from $92.8 million for the three months ended September 30, 2018. The increase was driven by higher activity levels and mix of work in the TRS and CE segments, partially offset by productivity and cost efficiency actions taken in prior periods.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2019 decreased by $3.0 million, or 10.0%, to $26.9 million from $29.9 million for the three months ended September 30, 2018 due to sales and use tax refunds received in the current period, as well as due to cost reduction efforts.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2019 decreased by $5.5 million, or 20.4%, to $21.5 million from $27.0 million for the three months ended September 30, 2018, as a result of a lower depreciable base due to decreased capital expenditures during the current and prior year, partially offset by increased intangible asset amortization expense.

Severance and other charges (credits), net. Severance and other charges (credits), net for the three months ended September 30, 2019 increased by $10.1 million, or 207.6%, to a charge of $5.2 million from a credit of $4.9 million for the three months ended September 30, 2018. Severance and other charges (credits), net for the three months ended September 30, 2018 was favorably impacted by the recovery of accounts receivable previously written off in Angola. Severance and other charges (credits), net for the three months ended September 30, 2019 was unfavorably impacted by a $4.0 million impairment charge associated with assets identified as held for sale during the quarter.

Foreign currency loss. Foreign currency loss for the three months ended September 30, 2019 increased by $3.0 million, or 340.5%, to $3.9 million from $0.9 million for the three months ended September 30, 2018. The change in foreign currency results year-over-year was primarily driven by increased strengthening of the U.S. dollar in the current period as compared to the prior year period, particularly in comparison to the Norwegian krone, Euro, and Brazilian real.

Income tax expense (benefit). Income tax expense (benefit) for the three months ended September 30, 2019 increased by $14.8 million to an expense of $7.3 million from a benefit of $7.5 million for the three months ended September 30, 2018, primarily as a result of a change in the jurisdictional sources of income, namely an increase in revenue in certain regions that apply withholding or revenue based taxes. In addition, the three months ending September 30, 2018 included additional tax benefit recorded to update the previous quarter’s activity to the most recent estimated effective tax rate. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenue rather than profits) and withholding taxes based on revenue; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period based on the overall effective tax rate for all jurisdictions in which we operate.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenue. Revenue from external customers, excluding intersegment sales, for the nine months ended September 30, 2019 increased by $63.8 million, or 16.9%, to $440.5 million from $376.6 million for the nine months ended September 30, 2018. Revenue increased across all segments. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

Cost of revenue, exclusive of depreciation and amortization. Cost of revenue for the nine months ended September 30, 2019 increased by $39.4 million, or 14.4%, to $313.6 million from $274.2 million for the nine months ended September 30, 2018. The increase was driven by higher activity levels and mix of work in the TRS and CE segments, partially offset by productivity and cost efficiency actions taken in 2018.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2019 increased by $1.6 million, or 1.6%, to $96.4 million from $94.8 million for the nine months ended September 30, 2018 due to increased insurance costs driven by a premium adjustment in the first quarter of 2019, which was partially offset by sales and use tax refunds received during the third quarter of 2019.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2019 decreased by $13.5 million, or 16.1%, to $70.6 million from $84.2 million for the nine months ended September 30,

2018, as a result of a lower depreciable base due to decreased capital expenditures during the current and prior year, partially offset by increased intangible asset amortization expense.

Severance and other charges (credits), net. Severance and other charges (credits), net for the nine months ended September 30, 2019 increased by $9.0 million, or 361.5%, to a charge of $6.5 million from a credit of $2.5 million for the nine months ended September 30, 2018. Severance and other charges (credits), net for the nine months ended September 30, 2018 was favorably impacted by the recovery of accounts receivable previously written off in Angola. Severance and other charges (credits), net for the nine months ended September 30, 2019 was unfavorably impacted by a $4.0 million impairment charge associated with assets identified as held for sale during the third quarter of 2019.

Foreign currency loss. Foreign currency loss for the nine months ended September 30, 2019 increased by $0.6 million, or 17.7%, to $4.1 million from $3.4 million for the nine months ended September 30, 2018. The change in foreign currency results year-over-year was primarily driven by increased strengthening of the U.S. dollar in the current period as compared to the prior year period, particularly in comparison to the Norwegian krone, Euro, and Brazilian real.

Income tax expense (benefit). Income tax expense (benefit) for the nine months ended September 30, 2019 increased by $22.3 million to an expense of $20.4 million from a benefit of $1.9 million for the nine months ended September 30, 2018. The change is primarily due to an increase in taxable income earned in jurisdictions applying revenue-based tax rates. In addition, the nine months ending September 30, 2019 included expense related to recording additional valuation allowances related to certain indefinite-lived intangibles. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenue rather than profits) and withholding taxes based on revenue; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period based on the overall effective tax rate for all jurisdictions in which we operate.

Operating Segment Results

The following table presents revenue and Adjusted EBITDA by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Tubular Running Services	$102,277	$89,789	$306,971	$260,181
Tubulars	12,519	15,265	53,510	49,991
Cementing Equipment	25,621	23,932	79,998	66,468
Total	$140,417	$128,986	$440,479	$376,640

Segment Adjusted EBITDA (1):
Tubular Running Services	$23,884	$17,070	$67,019	$40,876
Tubulars	456	1,541	8,502	8,461
Cementing Equipment	3,031	1,972	9,854	7,074
Corporate (2)	(11,350)	(8,967)	(42,533)	(36,001)
	$16,021	$11,616	$42,842	$20,410

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Tubular Running Services

Revenue for the TRS segment was $102.3 million for the three months ended September 30, 2019, an increase of $12.5 million, or 13.9%, compared to $89.8 million for the same period in 2018, primarily due to activity improvements in Africa, Europe and the Gulf of Mexico.

Adjusted EBITDA for the TRS segment was $23.9 million for the three months ended September 30, 2019, an increase of $6.8 million, or 39.9%, compared to $17.1 million for the same period in 2018. Segment results were positively impacted by activity improvements in Africa, Europe and the Gulf of Mexico.

Tubulars

Revenue for the Tubulars segment was $12.5 million for the three months ended September 30, 2019, a decrease of $2.7 million, or 18.0%, compared to $15.3 million for the same period in 2018, primarily due to lower tubular sales during the current period. Tubular product sales were lower primarily as a result of customer drilling schedule changes in the U.S. Gulf of Mexico.

Adjusted EBITDA for the Tubulars segment was $0.5 million for the three months ended September 30, 2019, a decrease of $1.1 million, or 70.4%, compared to $1.5 million for the same period in 2018, primarily due to the lower tubular sales revenue during the current period.

Cementing Equipment

Revenue for the CE segment was $25.6 million for the three months ended September 30, 2019, an increase of $1.7 million, or 7.1%, compared to $23.9 million for the same period in 2018, driven by increased drilling activity and market share in the U.S. Gulf of Mexico and increased international activity in new and existing markets.

Adjusted EBITDA for the CE segment was $3.0 million for the three months ended September 30, 2019, an increase of $1.1 million, or 53.7%, compared to $2.0 million for the same period in 2018, primarily due to improved operational results, particularly in offshore international markets and the U.S. offshore market, as well as lower costs.

Corporate

Adjusted EBITDA for Corporate was a loss of $11.4 million for the three months ended September 30, 2019, an unfavorable change of $2.4 million, or 26.6%, compared to a loss of $9.0 million for the same period in 2018, primarily due to higher professional fees and compensation related expenses.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Tubular Running Services

Revenue for the TRS segment was $307.0 million for the nine months ended September 30, 2019, an increase of $46.8 million, or 18.0%, compared to $260.2 million for the same period in 2018. The increase was driven by activity improvements in the U.S., Latin America, Africa, and Europe, partially offset by lower activity levels in Canada.

Adjusted EBITDA for the TRS segment was $67.0 million for the nine months ended September 30, 2019, an increase of $26.1 million, or 64.0%, compared to $40.9 million for the same period in 2018. Segment results were positively impacted by activity improvements in Africa, the U.S., Europe and Latin America.

Tubulars

Revenue for the Tubulars segment was $53.5 million for the nine months ended September 30, 2019, an increase of $3.5 million, or 7.0%, compared to $50.0 million for the same period in 2018, primarily as a result of higher drilling tools activity, partially offset by lower tubular sales during the current period.

Adjusted EBITDA for the Tubulars segment was $8.5 million for both the nine months ended September 30, 2019 and 2018. Higher drilling tools activity was offset by lower tubular sales during the current period.

Cementing Equipment

Revenue for the CE segment was $80.0 million for the nine months ended September 30, 2019, an increase of $13.5 million, or 20.4%, compared to $66.5 million for the same period in 2018, driven by expansion to international markets, increased market share and product sales in the U.S. Gulf of Mexico and improved market share in the U.S. onshore market.

Adjusted EBITDA for the CE segment was $9.9 million for the nine months ended September 30, 2019, an increase of $2.8 million, or 39.3%, compared to $7.1 million for the same period in 2018, primarily due to improved operational results, particularly in offshore international markets and the U.S. onshore market.

Corporate

Adjusted EBITDA for Corporate was a loss of $42.5 million for the nine months ended September 30, 2019, an unfavorable change of $6.5 million, or 18.1%, compared to a loss of $36.0 million for the same period in 2018, primarily due to increased insurance costs driven by a premium adjustment, as well as higher professional fees and compensation related expenses.

Liquidity and Capital Resources

Liquidity

At September 30, 2019, we had cash and cash equivalents of $190.5 million and debt of $0.5 million. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditures are estimated to be approximately $40.0 million in 2019, of which we expect approximately 65% will be used for the purchase and manufacture of equipment and 35% for other property, plant and equipment, inclusive of the purchase or construction of facilities. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions and timing of deliveries. During the nine months ended September 30, 2019 and 2018, cash expenditures related to property, plant and equipment and intangibles were $27.0 million and $14.6 million, respectively, all of which were funded from internally generated funds. We believe our cash on hand should be sufficient to fund our capital expenditure and liquidity requirements for the remainder of 2019.

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

As of September 30, 2019, FINV had no borrowings outstanding under the ABL Credit Facility, letters of credit outstanding of $6.5 million and availability of $55.0 million.

Insurance Notes Payable

In 2018, we entered into a note to finance our annual insurance premiums totaling $6.8 million. The note bears interest at an annual rate of 3.9% with a final maturity date in October 2019. At September 30, 2019 and December 31, 2018, the outstanding balance was $0.5 million and $5.6 million, respectively.

Tax Receivable Agreement

We entered into a tax receivable agreement with Frank’s International C.V. (“FICV”) and Mosing Holdings, LLC (“Mosing Holdings”) in connection with our initial public offering (“IPO”). The TRA generally provides for the payment by us to Mosing Holdings of 85% of the amount of the actual reductions, if any, in payments of U.S. federal, state and local income tax or franchise tax in periods after our IPO (which reductions we refer to as “cash savings”) as a result of (i) the tax basis increases resulting from the transfer of FICV interests to us in connection with the conversion of shares of Preferred Stock into shares of our common stock on August 26, 2016 and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. As of October 31, 2019, the Mosing family collectively owns 123,919,840, or 55%, of our common shares.

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

Cash Flows from Operating, Investing and Financing Activities

Cash flows from our operations, investing and financing activities are summarized below (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Operating activities	$8,485	$(35,394)
Investing activities	(191)	(9,215)
Financing activities	(5,416)	(4,636)
	2,878	(49,245)
Effect of exchange rate changes on cash	2,684	2,357
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,562	$(46,888)

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

Operating Activities

Cash flow provided by operating activities was $8.5 million for the nine months ended September 30, 2019 compared to cash flow used in operating activities of $35.4 million for the same period in 2018. The change in cash flow from operating activities of $43.9 million was primarily due to a reduced net loss year-over-year of $7.6 million and favorable accounts receivable changes of $47.1 million, partially offset by an unfavorable change in inventory of $10.7 million.

Investing Activities

Cash flow used in investing activities was $0.2 million for the nine months ended September 30, 2019 compared to $9.2 million in the same period in 2018. The change in cash flow from investing activities of $9.0 million was driven by an increase in net proceeds from investments of $25.5 million, partially offset by a $12.4 million increase in the purchases of property, plant, equipment and intangibles and a decrease in proceeds from the sale of assets of $4.1 million.

Financing Activities

Cash flow used in financing activities was $5.4 million for the nine months ended September 30, 2019 compared to $4.6 million in the same period in 2018. The increase in cash flow used in financing activities of $0.8 million was due to increased repayment of borrowings of $0.8 million.

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

Based on the derivative contracts that were in place as of September 30, 2019, a simultaneous 10% weakening of the U.S. dollar compared to the Canadian dollar, Euro, Norwegian krone, and Pound sterling would result in a $3.6 million decrease in the market value of our forward contracts. Please see Note 11—Derivatives in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our foreign currency derivative contracts outstanding in U.S. dollars as of September 30, 2019.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of September 30, 2019 and December 31, 2018. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows. Please see Note 15—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

†10.1
Separation Agreement and Release, dated as of June 24, 2019 and effective as of July 1, 2019, by and between Kyle McClure and Frank’s International N.V. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 6, 2019).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANK’S INTERNATIONAL N.V.

Date:	November 5, 2019	By:	/s/ Melissa Cougle
Melissa Cougle
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)