Form 10-K
period 2019-12-31
FRANK'S INTERNATIONAL N.V.
filed 2020-02-25
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2019, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $1.0 billion.
As of February 18, 2020, there were 225,656,227 shares of common stock, €0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement in connection with the 2020 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Part III of this Form 10-K.

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

Our forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “plan,” “potential,” “predict,” “project,” or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-K speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	the level of activity in the oil and gas industry;

•	further or sustained declines in oil and gas prices, including those resulting from weak global demand or new or additional sources of supply;

•	the timing, magnitude, probability and/or sustainability of any oil and gas price recovery;

•	unique risks associated with our offshore operations;

•	political, economic and regulatory uncertainties in our international operations;

•	our ability to develop new technologies and products;

•	our ability to protect our intellectual property rights;

•	our ability to employ and retain skilled and qualified workers;

•	the level of competition in our industry;

•	technology and product innovation by competitors or customers;

•	operational safety laws and regulations;

•	laws and regulations related to the conduct of business in non-U.S. countries, including with respect to sanctioned countries and compliance with the U.S. Foreign Corrupt Practices Act;

•	weather conditions and natural disasters; and

•	policy changes in the United States.

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

In addition to our tubular services offerings, we design and manufacture certain products that we sell directly to external customers, including large outside diameter (“OD”) pipe connectors. We also provide specialized fabrication and welding services in support of deepwater projects in the U.S. Gulf of Mexico, including drilling and production risers, flowlines and pipeline end terminations, as well as long-length tubulars (up to 400 feet in length) for use as caissons or pilings. We distribute large OD pipe manufactured by third parties, and generally maintain an inventory of this pipe in order to support our pipe sales and distribution operations.

We also provide specialized equipment, services and products utilized in the construction, completion and abandonment of the wellbore in both onshore and offshore environments. The product portfolio includes casing accessories that serve to improve the installation of casing, centralization and wellbore zonal isolation, as well as enhance cementing operations through advance wiper plug and float equipment technology.

During the first quarter of 2019, we realigned our reporting segments into three reportable segments: (1) Tubular Running Services, (2) Tubulars, and (3) Cementing Equipment. For further information, see “Description of Business Segments,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview of Business” and Note 20—Segment Information in the Notes to Consolidated Financial Statements.

The table below shows our consolidated revenue and each segment’s revenue and percentage of consolidated revenue for the periods indicated (revenue in thousands):

	Year Ended December 31,
	2019		2018		2017
	Revenue	Percent	Revenue	Percent	Revenue	Percent

Tubular Running Services	$400,327	69.0%	$361,045	69.1%	$320,378	70.5%
Tubulars	74,687	12.9%	72,303	13.8%	63,393	13.9%
Cementing Equipment	104,906	18.1%	89,145	17.1%	71,024	15.6%
Total	$579,920	100.0%	$522,493	100.0%	$454,795	100.0%

Our Corporate Structure

We are a publicly traded company on the New York Stock Exchange (“NYSE”). As of February 18, 2020, based on the best information available to the Company, the Mosing family collectively owns approximately 52% of our common shares.

Description of Business Segments

Tubular Running Services

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

Tubulars

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

Cementing Equipment

The Cementing Equipment (“CE”) segment provides specialty equipment to enhance the safety and efficiency of rig operations. It provides specialized equipment, services and products utilized in the construction, completion and abandonment of the wellbore in both onshore and offshore environments. The product portfolio includes casing accessories that serve to improve the installation of casing, centralization and wellbore zonal isolation, as well as enhance cementing operations through advance wiper plug and float equipment technology. Abandonment solutions are primarily used to isolate portions of the wellbore through the setting of barriers downhole to allow for rig evacuation in case of inclement weather, maintenance work on other rig equipment, squeeze cementing, pressure testing within the wellbore, hydraulic fracturing and temporary and permanent abandonments. These offerings improve operational efficiencies and limit non-productive time if unscheduled events are encountered at the wellsite.

Suppliers and Raw Materials

We acquire component parts, products and raw materials from suppliers, including foundries, forge shops, and original equipment manufacturers. The prices we pay for our raw materials may be affected by, among other things, energy, steel and other commodity prices, tariffs and duties on imported materials and foreign currency exchange rates. Certain of our product lines (primarily pipe) are only available from a limited number of suppliers (primarily impacting the Tubulars segment).

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

Customers

Our customers consist primarily of oil and gas exploration and production companies, both in the U.S. and international markets, including major and independent companies, national oil companies, and other service companies that have contractual obligations to provide casing and handling services or comparable services. Demand for our services and products depends primarily upon the capital spending of oil and gas companies and the level of drilling activity in the U.S. and in international markets. We do not believe the loss of any of our individual customers would have a material adverse effect on our business. No single customer accounted for more than 10% of our revenue for the years ended December 31, 2019 and 2018. In 2017, one customer accounted for 10% of our revenue and all of our segments generated revenue from this customer.

Competition

The markets in which we operate are competitive. We compete with a number of companies, some of which have financial and other resources greater than ours. The principal competitive factors in our markets are the quality, price and availability of products and services and a company’s responsiveness to customer needs and its reputation for safety. In general, we face a larger number of smaller, more regionally-specific competitors in the U.S. onshore market compared to offshore markets, where larger competitors dominate.

We believe several factors give us a strong competitive position. In particular, we believe our products and services in each segment fulfill our customer’s requirements for international capability, range of services provided, intellectual property, technological sophistication, quality assurance systems and availability of equipment, along with reputation and safety record. We seek to differentiate ourselves from our competitors by providing a rapid response to the needs of our customers, a high level of customer service and innovative product development initiatives. Although we have no single competitor across all of our product lines, we believe that Weatherford International represents our most direct competitor across our segments for providing tubular services, specialty well construction and well intervention services and products on an aggregate, global basis.

Market Environment

We have observed and expect to see a moderate increase in customer spending globally on oil and natural gas exploration and production. Exploration and development spending has started to shift toward offshore and internationally focused projects while U.S. land activity is anticipated to flatten over the coming year. Activity in the deep and ultra-deep offshore markets is already benefiting from a modest improvement that is expected to continue through 2020. After several years of depressed spending, several large-scale projects that were placed on hold are now being sanctioned and initiated. In many international offshore shelf markets, we see increased activity as operators recognize improved economics at current commodity prices. We anticipate the total spending on U.S. onshore projects to decrease in 2020 from 2019 levels as operators act on adjusted capital budgets, however we believe the bottom has been reached in the fourth quarter of 2019 and will stabilize in 2020 at those levels. In 2019, the U.S. onshore market went through a disciplined spending cutback to ensure operations were within capital budget constraints which drove this market downward. We believe this cash flow discipline will continue through 2020.

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

Inventories are required to be stated at the lower of cost or net realizable value. We may not be able to accurately predict what or how many products our customers will need in the future. Orders are placed with our suppliers based on forecasts of customer demand and, in some instances, we may establish buffer inventories to accommodate anticipated demand. If we overestimate customer demand, we may allocate resources to the purchase of material or manufactured products that we may not be able to sell when we expect to, if at all.

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

Water Discharges

The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. A responsible party includes the owner or operator of a facility from which a discharge occurs. Previously, in 2015, the EPA and the U.S. Army Corps of Engineers finalized a rule that would significantly expand the scope of the Clean Water Act’s jurisdiction, potential expanding the areas that would require permits prior to commencing construction or exploration and production activities. Following the change in U.S. Presidential Administrations, there have been several attempts to modify or eliminate this rule. For example, on January 23, 2020, the EPA and the Corps finalized the Navigable Waters Protection Rule, which narrows the definition of “waters of the United States” relative to the prior 2015 rulemaking. However, legal challenges to the new rule are expected, and multiple challenges to the EPA’s prior rulemakings remain pending. As a result of these developments, the scope of jurisdiction under the Clean Water Act is uncertain at this time. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges. Pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water from our operations and may be required to develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of significant quantities of oil, including refined petroleum products.

Air Emissions

The federal Clean Air Act (“CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other emission control requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations can result in the imposition of administrative, civil and criminal penalties, as well as the issuance of orders or injunctions limiting or prohibiting non-compliant operations. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, or NAAQS, for ozone from 75 to 70 parts per billion and completed attainment/nonattainment designation in July 2018. State implementation of the revised NAAQS could result in stricter air emissions permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. We do not believe that any of our operations are subject to the federal Clean Air Act permitting or regulatory requirements for major sources of air emissions, but some of our facilities could be subject to state “minor source” air permitting requirements and other state regulatory requirements applicable to air emissions, such as source registration and recordkeeping requirements.

Climate Change

Climate change continues to attract considerable attention in the United States and other countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases (“GHGs”) as well as to restrict or eliminate such future emissions. As a result, our operations are subject to a series of regulatory, political, litigation, and financial risks associated with the transport of fossil fuels and emission of GHGs.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, with the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas sources in the United States, implement New Source Performance Standards (“NSPS”) directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the U.S. Department of Transportation (“DOT”), implement GHG emissions limits on vehicles manufactured for operation in the United States. There have been several attempts to delay or modify certain of these regulations. For example, in August 2019, the EPA proposed amendments to the 2016 NSPS that, among other things, would remove sources in the transmission and storage segment from the oil and natural gas source category and rescind the methane-specific requirements applicable to sources in the production and processing segments of the industry. As an alternative, the EPA also proposed to rescind the methane-specific requirements that apply to all sources in the oil and natural gas industry, without removing the transmission and storage sources from the current source category. Under either alternative, the EPA plans to retain emissions limits for volatile organic compounds (“VOCs”). Legal challenges to any final rulemaking that rescinds the 2016 standards are expected. As a result of the foregoing, substantial uncertainty exists with respect to implementation of certain of the EPA’s methane regulations.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is a non-binding agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates seeking the office of the President of the United States in 2020. Potential actions include restricting the available means of developing oil wells, the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquefied natural gas (“LNG”) export facilities, as well as the reversal of the United States’ withdrawal from the Paris Agreement in November 2020.

There are also increasing risks of litigation related to climate change effects. Governments and third-parties have brought suit against some fossil fuel companies alleging, among other things, that such companies created public nuisances by marketing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. Similar or more demanding cases are occurring in other jurisdictions where we operate. For example, in December 2019, the High Council of the Netherlands ruled that the government of the Netherlands has a legal obligation to decrease the country’s GHG emissions, and other suits have been filed seeking to extend this obligation to private companies. Such litigation has the potential to adversely affect the production of fossil fuels, which in turn could result in reduced demand for our services.

There are also increasing financial risks for fossil fuel producers as shareholders who are currently invested in fossil-fuel energy companies but are concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel energy companies. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of production of crude oil and natural gas, which could in turn decrease demand for our services. Our own operations could also face limitations on access to capital as a result of these trends, which could adversely affect our business and results of operation.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas, which could reduce demand for our services and products. Additionally, political, litigation and financial risks may result in our oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our services and products. One or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice in the oil and gas industry. The process involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. While we may provide supporting products through our Cementing Equipment segment, we do not perform hydraulic fracturing, but many of our onshore customers utilize this technique. Certain environmental advocacy groups and regulatory agencies have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources and may cause earthquakes. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly. For example, the EPA has already begun to regulate certain hydraulic fracturing operations involving diesel under the Underground Injection Control program of the federal Safe Drinking Water Act. In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded “water cycle” activities associated with hydraulic fracturing may impact drinking water sources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local - or regional - scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. Based on the report’s findings, additional regulation of hydraulic fracturing by the EPA appears unlikely at this time. However, states and local governments may also seek to limit hydraulic fracturing activities through time, place, and manner restrictions on operations or ban the process altogether. The adoption of legislation or regulatory programs that restrict hydraulic fracturing could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our services.

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

Employees

At December 31, 2019, we had approximately 3,100 employees worldwide. We are a party to collective bargaining agreements or other similar arrangements in certain international areas in which we operate, such as Brazil, Africa and Europe. At December 31, 2019, approximately 11% of our employees were subject to collective bargaining agreements, with 5% being under agreements that expire within one year. We consider our relations with our employees to be satisfactory. Based upon the geographic diversification of our employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.

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

Our business depends on the level of activity in oil and gas exploration, development and production in market sectors worldwide. Oil and gas prices and market expectations of potential changes in these prices significantly affect this level of activity. However, higher commodity prices do not necessarily translate into increased drilling or well construction and completion activity, since customers’ expectations of future commodity prices typically drive demand for our services and products. The availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect the demand for our services and products. Worldwide military, political and economic events have in the past contributed to oil and gas price volatility and are likely to do so in the future. The demand for our services and products may be affected by numerous factors, including:

•	the level of worldwide oil and gas exploration and production;

•	the cost of exploring for, producing and delivering oil and gas;

•	demand for energy, which is affected by worldwide economic activity and population growth;

•	the level of excess production capacity;

•	the discovery rate of new oil and gas reserves;

•	the ability of the Organization of the Petroleum Exporting Countries (“OPEC”) to set and maintain production levels for oil;

•	the level of production by non-OPEC countries;

•	the location of oil and gas drilling and production activity, including the relative amounts of activity onshore and offshore;

•	the technical specifications of wells including depth of wells and complexity of well design;

•	U.S. and global political and economic uncertainty, socio-political unrest and instability or hostilities;

•	demand for, availability of and technological viability of, alternative sources of energy; and

•	technological advances affecting energy exploration, production, transportation and consumption.

Demand for our offshore services and products substantially depends on the level of activity in offshore oil and gas exploration, development and production. The level of offshore activity is historically cyclical and characterized by large fluctuations in response to relatively minor changes in a variety of factors, including oil and gas prices, which could have a material adverse effect on our business, financial condition and results of operations.

A significant amount of our U.S. onshore business is focused on unconventional shale resource plays. The demand for those services and products is substantially affected by oil and gas prices and market expectations of potential changes in these prices. If commodity prices go below a certain threshold for an extended period of time, demand for our services and products in the U.S. onshore market could be reduced, which could have a material adverse effect on our business, financial condition and results of operations.

Oil and gas prices are extremely volatile and fluctuated during the year ended December 31, 2019, with average daily prices for New York Mercantile Exchange West Texas Intermediate ranging from a low of approximately $46/Bbl in January 2019 to a high of approximately $66/Bbl in April 2019. Any actual or anticipated reduction in oil or gas prices may reduce the level of exploration, drilling and production activities. Prolonged lower oil prices have resulted in softer demand for our products and services. Further, we have reduced pricing in some of our customer contracts in light of the volatility of the oil and gas market.

Furthermore, the oil and gas industry has historically experienced periodic downturns, which have been characterized by reduced demand for oilfield products and services and downward pressure on the prices we charge. A significant downturn in the oil and gas industry has adversely affected the demand for oilfield services and our business, financial condition and results of operations since late 2014. Although there has been some recovery of oil and gas prices and drilling activity, demand for our products and services has not returned to the levels experienced prior to the downturn. We cannot be assured that there will be a significant recovery in the demand for our products and services to equal or approach levels experienced prior to the downturn.

The recent downturn in the oil and gas industry has negatively affected, and will likely continue to affect, our ability to accurately predict customer demand, causing us to potentially hold excess or obsolete inventory and experience a reduction in gross margins and financial results.

We may not be able to accurately predict what or how many products our customers will need in the future. Orders are placed with our suppliers based on forecasts of customer demand and, in some instances, we may establish buffer inventories to accommodate anticipated demand. Our forecasts of customer demand are based on multiple assumptions, each of which may introduce errors into the estimates. In addition, many of our suppliers, require a longer lead time to provide products than our customers demand for delivery of our finished products. If we overestimate customer demand, we may allocate resources to the purchase of material or manufactured products that we may not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce gross margin and adversely affect financial results. We overestimated customer demand for our pipe and connectors inventory, and this resulted in a material impairment charge in 2017. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect profit margins, increase product obsolescence and restrict our ability to fund our operations.

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

We conduct offshore operations in the U.S. Gulf of Mexico and almost every significant international offshore market, including Africa, the Middle East, Latin America, Europe, the Asia Pacific region and several other producing regions. Our operations and financial results could be significantly impacted by conditions in some of these areas because we are vulnerable to certain unique risks associated with operating offshore, including those relating to:

•	hurricanes, ocean currents and other adverse weather conditions;

•	terrorist attacks and piracy;

•	failure of offshore equipment and facilities;

•	local and international political and economic conditions and policies and regulations related to offshore drilling;

•	territorial disputes involving sovereignty over offshore oil and gas fields;

•	unavailability of offshore drilling rigs in the markets that we operate;

•	the cost of offshore exploration for, and production and transportation of, oil and gas;

•	successful exploration for, and production and transportation of, oil and gas from onshore sources;

•	the availability and rate of discovery of new oil and gas reserves in offshore areas;

•	the availability of infrastructure to support oil and gas operations; and

•	the ability of oil and gas companies to generate or otherwise obtain funds for exploration and production.

While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our business, financial condition and results of operations.

Our international operations and revenue expose us to political, economic and other uncertainties inherent to international business.

We have substantial international operations, and we intend to grow those operations further. For the years ended December 31, 2019, 2018 and 2017, international operations accounted for approximately 49%, 46% and 46%, respectively, of our revenue. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, including, but not limited to, the following:

•	political, social and economic instability;

•	potential expropriation, seizure or nationalization of assets, and trapped assets;

•	deprivation of contract rights;

•	increased operating costs;

•	inability to collect revenue due to shortages of convertible currency;

•	unwillingness of foreign governments to make new onshore and offshore areas available for drilling;

•	civil unrest and protests, strikes, acts of terrorism, war or other armed conflict;

•	import/export quotas;

•	confiscatory taxation or other adverse tax policies;

•	continued application of foreign tax treaties;

•	currency exchange controls;

•	currency exchange rate fluctuations and devaluations;

•	restrictions on the repatriation of funds; and

•	other forms of government regulation which are beyond our control.

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

In addition, in some countries our local managers may be personally liable for the acts of the Company, and may be subject to prosecution, detention, and the assessment of monetary levies, fines or penalties, or other actions by local governments in their individual capacity. Any such actions taken against our local managers could cause disruption of our business and operations, and could cause us to incur significant costs.

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

The markets for our services and products are characterized by continual technological developments. While we believe that the proprietary equipment we have developed provides us with technological advances in providing services to our customers, substantial improvements in the scope and quality of the equipment in the market we operate may occur over a short period of time. In addition, alternative products and services may be developed which may compete with or displace our products and services. If we are not able to develop commercially competitive products in a timely manner in response, our ability to service our customers’ demands may be adversely affected. Our future ability to develop new equipment in order to support our services depends on our ability to design and produce equipment that allow us to meet the needs of our customers and third parties on an integrated basis and obtain and maintain patent protection.

We may encounter resource constraints, technical barriers, or other difficulties that would delay introduction of new services and products in the future. Our competitors may introduce new products or obtain patents before we do and achieve a competitive advantage. Additionally, the time and expense invested in product development may not result in commercial applications.

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

Governments in some foreign countries have been increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and gas and other aspects of the oil and gas industries in their countries, including local content requirements for participating in tenders for certain tubular and well construction services. We operate in several of these countries, including Angola, Nigeria, Ghana, Equatorial Guinea, Indonesia, Malaysia, Brazil and Canada. Many governments favor or effectively require that contracts be awarded to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may result in inefficiencies or put us at a disadvantage when we bid for contracts against local competitors.

In addition, the shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations. Our import and export activities are governed by unique customs laws and regulations in each of the countries where we operate. Moreover, many countries control the import and export of certain goods, services and technology and impose related import and export recordkeeping and reporting obligations. Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities. We are also subject to the U.S. anti-boycott law, and although no violation occurred, we made an International Boycott Report on Form 5713 during the year ended December 31, 2019. In addition, certain anti-dumping regulations in the U.S. and other countries in which we operate may prohibit us from purchasing pipe from certain suppliers. The U.S. and other countries also from time to time may impose special punitive tariff regimes targeting goods from certain countries. For example, on March 8, 2018, under Section 232 of the Trade Expansion Act of 1962, the U.S. imposed a 25% tariff on steel articles imported from all countries. However, imports of steel tubes from Australia, Argentina, Brazil and South Korea were exempted from the 25% tariff; the latter three with specific quotas per product.

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

In July 2016, voters in the United Kingdom passed a referendum requiring the country to leave the European Union (“EU”), and in March 2017 the United Kingdom provided notification of its intent to leave the EU. On January 31, 2020 the United Kingdom formally left the EU, and the United Kingdom and the EU have agreed upon a transition period through December 31, 2020 in order to negotiate a new trade agreement. Our offices in Aberdeen function as a regional hub for warehousing, servicing and repair of equipment. The departure of the United Kingdom from the European Union could impact trade, and shipping both between the United Kingdom and Europe, and generally to all destinations. Disruption or delay of shipping and customs clearance in the United Kingdom could adversely impact our ability to meet our obligations under customer contracts and to accept new work.

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

We are subject to extensive government laws and regulations concerning our employees, and the cost of compliance with such laws and regulations can be material.

Regulations related to wages and other compensation affect our business. Any appreciable increase in applicable employment laws and regulations, including the statutory minimum wage, exemption levels, or overtime regulations, could result in an increase in labor costs. Such cost increases, or the penalties for failing to comply with such statutory minimums, could adversely affect our business, financial condition, results of operations and cash available for distribution to our shareholders. In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations. Any changes in employment, benefit plan, tax or labor laws or regulations or new regulations proposed from time to time, could have a material adverse effect on our employment practices, our business, financial condition, results of operations and cash available for distribution to our shareholders.

We operate in an intensively competitive industry, and if we fail to compete effectively, our business will suffer.

Our competitors may attempt to increase their market share by reducing prices, or our customers may adopt competing technologies. The drilling industry is driven primarily by cost minimization, and our strategy is aimed at reducing drilling costs through the application of new technologies. Our competitors, many of whom have a more diverse product line and access to greater amounts of capital than we do, have the ability to compete against the cost savings generated by our technology by reducing prices and by introducing competing technologies. Our competitors may also have the ability to offer bundles of products and services to customers that we do not offer. In addition, our customer base is changing, with increased subcontracting of our services by major service companies and drilling contractors, who in some cases may view us as competitors. We have limited resources to sustain prolonged price competition and maintain the level of investment required to continue the commercialization and development of our new technologies. Any failure to continue to do so could adversely affect our business, financial condition or results of operations.

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

Certain of our product lines in the Tubulars segment and Cementing Equipment segment depend on a limited number of third party suppliers. The suppliers for the Tubulars segment are concentrated in Japan (2) and Germany (2) and are vendors for pipe (driven by customer requirements) while the three suppliers for the Cementing Equipment segment are concentrated in the U.S. As a result of this concentration in some of our supply chains, our business and operations could be negatively affected if our key suppliers were to experience significant disruptions affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of any one of our key suppliers, or a significant adverse change in the relationship with any of these suppliers, through consolidation or otherwise, would limit our ability to manufacture or sell certain of our products.

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

In addition, the frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our services if they view our safety record as unacceptable, which could cause us to lose customers and substantial revenue. In addition, these risks may be greater for us because we may acquire companies that have not allocated significant resources and management focus to safety and have a poor safety record requiring rehabilitative efforts during the integration process and we may incur liabilities for losses before such rehabilitation occurs.

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

Some of our largest customers have consolidated in recent years and are using their size and purchasing power to achieve economies of scale and pricing concessions. This consolidation may result in reduced capital spending by such customers or the acquisition of one or more of our other primary customers, which may lead to decreased demand for our products and services. If we cannot maintain sales levels for customers that have consolidated or replace such revenue with increased business activities from other customers, this consolidation activity could have a significant negative impact on our business, financial condition and results of operations. We are unable to predict what effect consolidations in our industry may have on prices, capital spending by customers, selling strategies, competitive position, ability to retain customers or ability to negotiate favorable agreements with customers.

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

In addition, we depend on the demand for our services and products from the oil and gas industry. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry in general. For example, the adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect our operations by limiting demand for our products. In addition, some non-

U.S. countries may adopt regulations or practices that give advantage to indigenous oil companies in bidding for oil leases, or require indigenous companies to perform oilfield services currently supplied by international service companies. To the extent that such companies are not our customers, or we are unable to develop relationships with them, our business may suffer. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

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

We are currently conducting an internal investigation of the operations of certain of our foreign subsidiaries in West Africa for possible violations of the FCPA, our policies and other applicable laws, and in June 2016 we voluntarily disclosed the existence of our extensive internal review to the SEC, the U.S. Department of Justice (“DOJ”) and other governmental entities. We are unable to predict the ultimate resolution of these matters before the SEC and DOJ. Adverse action by these government agencies could have a material adverse effect on our business.

Compliance with U.S. laws and regulations on trade sanctions and embargoes administered by the United States Department of the Treasury’s Office of Foreign Assets Control also poses a risk to us. We cannot provide products or services to or in certain countries subject to U.S. or other international trade sanctions or to certain individuals and entities subject to sanctions. Furthermore, the laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. Any failure to comply with applicable trade-related laws and regulations, even if prohibited by our policies, could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments and loss of import and export privileges. It is our policy to implement procedures concerning compliance with applicable trade sanctions, export controls, and other trade-related laws and regulations. However, despite those safeguards and any future improvements to them, our employees, contractors, and agents may engage in conduct for which we might be held responsible, regardless of whether such conduct occurs within or outside the United States. We may also be held responsible for any violations by an acquired company that occur prior to an acquisition, or subsequent to the acquisition but before we are able to institute our compliance procedures.

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

There are various risks associated with greenhouse gases and climate change legislation or regulations that could result in increased operating costs and reduced demand for our services.

Climate change continues to attract considerable attention in the United States and other countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations are subject to a series of regulatory, political, litigation, and financial risks associated with the transport of fossil fuels and emission of GHGs.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, with the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas sources in the United States, implement NSPS directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. There have been several attempts to delay or modify certain of these regulations. For example, in August 2019, the EPA proposed amendments to the 2016 NSPS that, among other things, would remove sources in the transmission and storage segment from the oil and natural gas source category and rescind the methane-specific requirements applicable to sources in the production and processing segments of the industry. As an alternative, the EPA also proposed to rescind the methane-specific requirements that apply to all sources in the oil and natural gas industry, without removing the transmission and storage sources from the current source category. Under either alternative, the EPA plans to retain emissions limits for VOCs. Legal challenges to any final rulemaking that rescinds the 2016 standards are expected. As a result of the foregoing, substantial uncertainty exists with respect to implementation of certain of the EPA’s methane regulations.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is a non-binding agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates seeking the office of the President of the United States in 2020. Potential actions include restricting the available means of developing oil wells, the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as the reversal of the United States’ withdrawal from the Paris Agreement in November 2020.

There are also increasing risks of litigation related to climate change effects. Governments and third-parties have brought suit against some fossil fuel companies alleging, among other things, that such companies created public nuisances by marketing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. Similar or more demanding cases are occurring in other jurisdictions where we operate. For example, in December 2019, the High Council of the Netherlands ruled that the government of the Netherlands has a legal obligation to decrease the country’s GHG emissions, and other suits have been filed seeking to extend this obligation to private companies. Such litigation has the potential to adversely affect the production of fossil fuels, which in turn could result in reduce demand for our services.

There are also increasing financial risks for fossil fuel producers as shareholders who are currently invested in fossil-fuel energy companies but are concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel energy companies. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of production of crude oil and natural gas, which could in turn decrease demand for our services. Our own operations could also face limitations on access to capital as a result of these trends, which could adversely affect our business and results of operation.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas, which could reduce demand for our services and products. Additionally, political, litigation and financial risks may result in our oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our services and products. One or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, a portion of our business involves the movement of people and certain parts and supplies to or from foreign locations. Any restrictions on travel or shipments to and from foreign locations, due to the occurrence of natural disasters such as earthquakes, floods or hurricanes, or an epidemic or outbreak of diseases in these locations, could significantly disrupt our operations and decrease our ability to provide services to our customers. The current travel restrictions imposed because of the coronavirus provide an illustrative example of how an epidemic or pandemic could impact our operations and business, and how such an event could cause material disruptions if it were to impact a location where we have a high concentration of business and resources. In addition, if an epidemic or pandemic were to impact such a location, our local workforce could be affected by such an occurrence or outbreak which could also significantly disrupt our operations and decrease our ability to provide services and products to our customers.

Our business could be negatively affected by cybersecurity threats and other disruptions.

We rely heavily on information systems to conduct and protect our business. These information systems are increasingly subject to sophisticated cybersecurity threats such as unauthorized access to data and systems, loss or destruction of data (including confidential customer information), computer viruses, ransomware, or other malicious code, phishing and cyberattacks, and other similar events. These threats arise from numerous sources, not all of which are within our control, including fraud or malice on the part of third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, or outbreaks of hostilities or terrorist acts.

Given the rapidly evolving nature of cyber threats, there can be no assurance that the systems we have designed and implemented to prevent or limit the effects of cyber incidents or attacks will be sufficient in preventing all such incidents or attacks, or avoiding a material impact to our systems when such incidents or attacks do occur. If we were to be subject to a cyber incident or attack in the future, it could result in the disclosure of confidential or proprietary customer information, theft or loss of intellectual property, damage to our reputation with our customers and the market, failure to meet customer requirements or customer dissatisfaction, theft or exposure to litigation, damage to equipment (which could cause environmental or safety issues) and other financial costs and losses. In addition, as cybersecurity threats continue to evolve, we may be required to devote additional resources to continue to enhance our protective measures or to investigate or remediate any cybersecurity vulnerabilities.

Data protection and regulations related to privacy, data protection and information security could increase our costs, and our failure to comply could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations, as well as have an impact on our reputation.

We are subject to regulations related to privacy, data protection and information security in the jurisdictions in which we do business. As privacy, data protection and information security laws are interpreted and applied, compliance costs may increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place.

In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information security in the U.S. and in various countries in which we operate. In addition, legislators and/or regulators in the U.S., the European Union and other jurisdictions in which we operate are increasingly adopting or revising privacy, data protection and information security laws that could create compliance uncertainty and could increase our costs or require us to change our business practices in a manner adverse to our business. Compliance with current or future privacy, data protection and information security laws could significantly impact our current and planned privacy, data protection and information security related practices, our collection, use, sharing, retention and safeguarding of employee information and information regarding others with whom we do business. Our failure to comply with privacy, data protection and information security laws could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation. For example, the General Data Protection Regulations (EU) 2016/679 (the “GDPR”), as supplemented by any national laws (such as in the U.K., the Data Protection Act 2018) and further implemented through binding guidance from the European Data Protection Board, came into effect on May 25, 2018. The GDPR expanded the scope of the EU data protection law to all foreign companies processing personal data of European Economic Area individuals and imposed a stricter data protection compliance regime, including the introduction of administrative fines for non-compliance up to 4% of global total annual worldwide turnover or €20 million (whichever is higher), depending on the type and severity of the breach, as well as the right to compensation for financial or non-financial damages claimed by any individuals under Article 82 GDPR and the reputational damages that our business may be facing as a result of any personal data breach or violation of the GDPR.

Our exposure to currency exchange rate fluctuations may result in fluctuations in our cash flows and could have an adverse effect on our financial condition and results of operations.

From time to time, fluctuations in currency exchange rates could be material to us depending upon, among other things, the principal regions in which we provide our services and products. For the year ended December 31, 2019, on a U.S. dollar-equivalent basis, approximately 23% of our revenue was represented by currencies other than the U.S. dollar. There may be instances in which costs and revenue will not be matched with respect to currency denomination. As a result, to the extent that we continue our expansion on a global basis, as expected, we expect that increasing portions of revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. Further, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against these risks.

Seasonal and weather conditions could adversely affect demand for our services and products.

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

Legislation or regulations restricting the use of hydraulic fracturing could reduce demand for our services and products.

Hydraulic fracturing is an important and common practice in the oil and gas industry. The process involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. While we do not perform hydraulic fracturing, many of our customers utilize this technique. Certain environmental advocacy groups and regulatory agencies have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources and may cause earthquakes. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water sources under certain limited circumstances. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands, but this rule was repealed in December 2017. Litigation concerning this rescission is ongoing. The adoption of legislation or regulatory programs that restrict hydraulic fracturing could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our services and products.

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

Please see additional discussion regarding goodwill in “Management’s Discussion & Analysis of Financial Condition and Results of Operation—Critical Accounting Estimates—Goodwill.”

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

Control of oil and gas reserves by state-owned oil companies may impact the demand for our services and products and create additional risks in our operations.

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

Restrictions in the agreement governing our ABL Credit Facility could adversely affect our business, financial condition and results of operations.

On November 5, 2018, FICV, Frank’s International, LLC and Blackhawk, as borrowers, and FINV, certain of FINV’s subsidiaries, including FICV, Frank’s International, LLC, Blackhawk, Frank’s International GP, LLC, Frank’s International, LP, Frank’s International LP B.V., Frank’s International Partners B.V., Frank’s International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, L.L.C., as guarantors, entered into a five-year senior secured revolving credit facility (the “ABL Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent (the “ABL Agent”), and other financial institutions as lenders with total commitments of $100.0 million, including up to $15.0 million available for letters of credit. The operating and financial restrictions in our ABL Credit Facility and any future financing agreements could restrict our ability to finance future operations or capital needs, or otherwise pursue our business activities. For example, our ABL Credit Facility limits our and our subsidiaries’ ability to, among other things:

•	incur debt or issue guarantees;

•	incur or permit certain liens to exist;

•	make certain investments, acquisitions or other restricted payments;

•	dispose of assets;

•	engage in certain types of transactions with affiliates;

•	merge, consolidate or transfer all or substantially all of our assets; and

•	prepay certain indebtedness.

Furthermore, our ABL Credit Facility contains a covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 based on the ratio of (a) consolidated EBITDA (as defined therein) minus unfinanced capital expenditures to (b) Fixed Charges (as defined therein) when availability under our ABL Credit Facility falls below the greater of (a) $12.5 million and (b) 15% of the lesser of the borrowing base and aggregate commitments. Accounts receivable received by FINV’s U.S. subsidiaries that are parties to our ABL Credit Facility will be deposited into deposit accounts subject to deposit control agreements in favor of the ABL Agent. In the event FINV does not maintain the minimum fixed charge coverage ratio discussed above, these deposit accounts would be subject to “springing” cash dominion.

In addition, any borrowings under our ABL Credit Facility may be at variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows will correspondingly decrease.

A failure to comply with the covenants in the agreement governing our ABL Credit Facility could result in an event of default, which, if not cured or waived, would permit the exercise of remedies against us that could have a material adverse effect on our business, results of operations and financial position. Remedies under our ABL Credit Facility include foreclosure on the collateral securing the indebtedness and termination of the commitments under our ABL Credit Facility, and any outstanding borrowings under our ABL Credit Facility may be declared immediately due and payable.

Please see “Management’s Discussion & Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Credit Facility” for an expanded discussion regarding our ABL Credit Facility, including current amounts outstanding.

Risks Related to Our Corporate Structure

We are a holding company and our sole material assets are our direct and indirect equity interests in our operating subsidiaries, and we are accordingly dependent upon distributions from such subsidiaries to pay taxes and our corporate and other overhead expenses, make payments under the Tax Receivable Agreement, and pay dividends.

We are a holding company and have no material assets other than our direct and indirect equity interests in our operating subsidiaries. We have no independent means of generating revenue. We intend to cause our subsidiaries to make distributions to us in an amount sufficient to allow us to (i) pay our taxes and our corporate and other overhead expenses, (ii) make payments under the Tax Receivable Agreement we entered into with Mosing Holdings in connection with the initial public offering (“IPO”) (such agreement, the “TRA”) and (iii) pay dividends, if any, declared by us. To the extent that we need funds and our subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing or other contractual arrangements, or are otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.

The Mosing family holds a majority of the total voting power of the Company’s common stock (the “FINV Stock”) and, accordingly, could have substantial control over our management and affairs.

The Mosing family (either individually or through various holding entities of the Mosing family members), based on the best information available to the Company, currently collectively owns approximately 52% of the total voting power entitled to vote at annual or special meetings. While the Mosing family members have terminated a voting agreement with respect to the shares they own, the Mosing family has the ability (but not the requirement) to designate on an annual basis who will comprise our Board of Supervisory Directors nominated to the shareholders based on the amount of shares that they collectively own. Moreover, pursuant to our amended and restated articles of association, our board of directors will consist of no more than nine individuals. The Mosing family has the right to recommend one director for nomination to the supervisory board for each 10% of the outstanding FINV Stock they collectively beneficially own, up to a maximum of five directors. The remaining directors are nominated by our supervisory board. Our supervisory board currently consists of nine members, three of whom are members of the Mosing family. The existence of significant shareholders may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company. So long as the Mosing family continues to own a significant amount of the FINV Stock, even if such amount represents less than 50% of the aggregate voting power, they will continue to be able to influence matters requiring shareholder approval, regardless of whether or not other shareholders believe that the transaction is in their own best interests.

The Mosing family may have interests that conflict with holders of shares of our common stock.

The Mosing family may have conflicting interests with other holders of shares of our common stock. For example, the Mosing family may have different tax positions from us or other holders of shares of our common stock which could influence their decisions regarding whether and when to cause us to dispose of assets and whether and when to cause us to incur new or refinance existing indebtedness, especially in light of the existence of the TRA. In addition, the structuring of future transactions may take into consideration the Mosing family’s tax or other considerations even where no similar benefit would accrue to other holders of shares of our common stock.

We are required under the TRA to pay Mosing Holdings or its permitted transferees for certain tax benefits we may claim, and the amounts we may pay could be significant.

We entered into the TRA with FICV and Mosing Holdings in connection with the IPO. This agreement generally provides for the payment by us of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax we actually realize (or are deemed to realize in certain circumstances) in periods after the IPO as a result of (i) tax basis increases resulting from the transfer of FICV interests to us in connection with the conversion of shares of Preferred Stock into shares of our common stock and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. We will retain the benefit of the remaining 15% of these cash savings. Payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment.

The payment obligations under the TRA are our obligations and are not obligations of FICV. The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we exercise our right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control), and we make the termination payment specified in the TRA.

Estimating the amount and timing of payments that may be made under the TRA is by its nature imprecise. For purposes of the TRA, cash savings in tax generally are calculated by comparing our actual tax liability to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the TRA. The amounts payable, as well as the timing of any payments, under the TRA are dependent upon significant future events and assumptions, including the amount and timing of the taxable income we generate in the future and the tax rate then applicable, our use of loss carryovers and the portion of our payments under the TRA constituting imputed interest or giving rise to depreciable or amortizable tax basis. We expect that the payments that we will be required to make under the TRA will be substantial. The payments under the TRA are not conditioned upon a holder of rights under a TRA having a continued ownership interest in us. While we may defer payments under the TRA to the extent we do not have sufficient cash to make such payments (except in the case of an acceleration of payments thereunder occurring in connection with an early termination of the TRA or certain mergers or changes of control) any such unpaid obligation will accrue interest. Additionally, during any such deferral period, we are prohibited from paying dividends on our common stock.

In certain cases, payments under the TRA to Mosing Holdings or its permitted transferees may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRA.

If we elect to exercise our sole right to terminate the TRA early (or it terminates early as a result of our breach), we would be required to make a substantial immediate lump-sum payment equal to the present value of the hypothetical future payments that could be required to be paid under the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that we have sufficient taxable income to fully utilize such benefits), determined by applying a discount rate equal to the long-term Treasury rate in effect on the applicable date plus 300 basis points. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the termination payment relates. In addition, payments due under the TRA would be similarly accelerated following certain mergers or other changes of control. In these situations (or if the TRA terminates early), our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on December 31, 2019, the estimated termination payment would be approximately $50.0 million (calculated using a discount rate of 5.25%). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the TRA. If we were unable to finance our obligations due under the TRA, we would be in breach of the agreement. Any such breach could adversely affect our business, financial condition or results of operations.

We will not be reimbursed for any payments made under the TRA in the event that any tax benefits are subsequently disallowed.

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

In the event that our payment obligations under the TRA are accelerated upon certain mergers or other changes of control, the consideration payable to holders of our common stock could be substantially reduced.

If we experience a merger or other change of control, we would be obligated to make a substantial, immediate lump-sum payment under the TRA, and such payment may be significantly in advance of, and may materially exceed, the actual realization, if any, of any cash tax savings from the tax benefits to which the payment relates. As a result of this payment obligation, holders of our common stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, our payment obligations under the TRA will not be conditioned upon a holder of rights under the TRA having a continued interest in us. Accordingly, the interests of holders of rights under the TRA may conflict with those of the holders of our common stock.

Risks Related to Our Common Stock

Future sales of our common stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity may dilute your ownership in us.

As of February 18, 2020, we had 225,656,227 outstanding shares of our common stock. We may sell additional shares of common stock in subsequent public offerings. Members of the Mosing family own, both directly and indirectly and based on the best information available to the Company, approximately 52% of our total outstanding FINV Stock. All of these shares may be sold into the market in the future.

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

Actions of activist shareholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.

While we always welcome constructive input from our shareholders and regularly engage in dialogue with our shareholders to that end, activist shareholders may from time to time engage in proxy solicitations, advance shareholder proposals or otherwise attempt to impose changes or acquire control over us. If activist shareholder activities occur, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist shareholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist shareholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees, suppliers and other strategic partners, and cause our share price to experience periods of volatility or stagnation.

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

In particular, the U.S. federal income tax legislation enacted in 2017 and commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) is highly complex and subject to interpretation. The presentation of our financial condition and results of operations is based upon our current interpretation of the provisions contained in the Tax Act. In the future, the Treasury Department and the IRS are expected to issue final regulations and additional interpretive guidance with respect to the provisions of the Tax Act. Any significant variance of our current interpretation of such provisions from any future final regulations or interpretive guidance could result in a change to the presentation of our financial condition and results of operations and could negatively affect our business.

We are a Netherlands limited liability company, and our U.S. holders may be subject to certain anti-deferral rules under U.S. tax law. For instance, U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. holders.

A foreign corporation will be treated as a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes if either:

(1) at least 75% of its gross income for any taxable year (including the pro-rata share of the gross income of any company, U.S. or foreign, in which it is considered to own, directly or indirectly, 25% or more of the shares by value) consists of certain types of “passive income” or
(2) at least 50% of the average value of the corporation’s assets for any taxable year (averaged over the year and ordinarily determined based on fair market value and including the pro-rata share of the assets of any company in which it is considered to own, directly or indirectly, 25% or more of the shares by value) produce or are held for the production of those types of “passive income.”

For purposes of these tests, “passive income” includes dividends, interest, gains from the sale or exchange of investment property, and rents and royalties other than certain rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business, but does not include income derived from the performance of services.

Once a non-U.S. corporation is treated as a PFIC for any taxable year in which a U.S. holder owns stock in the corporation, it will generally continue to be treated as a PFIC for all subsequent taxable years with respect to such U.S. holder. U.S. shareholders of a PFIC are subject to a disadvantageous U.S. federal income tax regime. If we were treated as a PFIC, then a U.S. holder that does not make a “mark-to-market” election or an election to treat us as a “qualified electing fund” will be subject to unfavorable treatment on certain “excess distributions” and any gain recognized on a disposition of our shares. Among other consequences, our dividends (to the extent they constitute excess distributions) and gains from the sale of our shares would be taxed at the regular rates applicable to ordinary income, rather than the lower rate applicable to certain dividends received by an individual from a qualified foreign corporation.

Based on the current and anticipated value of our assets and the composition of our income, assets, and operations, we do not expect to be a PFIC for the current taxable year or in the foreseeable future. However, the application of the PFIC rules involves a facts and circumstances analysis and we cannot assure you that the IRS would not agree with our conclusion or that the U.S. tax laws will not change significantly.

The U.S. federal income tax treatment of non-U.S. entities is complicated, and the U.S. federal income tax consequences to each shareholder depends on such shareholder’s particular circumstances. For example, if a U.S. holder owns (or is deemed to own) more than 10% of our shares (by vote or value), such holder may be subject to additional anti-deferral rules not discussed herein, such as those under the “subpart F” and “global intangible low-taxed income” regimes. Accordingly, each of our shareholders is urged to consult its own tax advisors regarding the application of the PFIC rules and other aspects of U.S. tax law that may apply to such shareholder.

U.S. “anti-inversion” tax laws could adversely affect our results, result in a reduced amount of foreign tax credit for U.S. holders, or limit future acquisitions of U.S. businesses.

Under U.S. “anti-inversion” tax laws, if, following the acquisition of a U.S. corporation (or substantially all of the assets of a U.S. corporation) by a foreign corporation, the equity owners of that U.S. corporation own at least 80% (by vote or value, calculated without regard for any stock issued in any public offering) of our stock by reason of holding stock in such U.S. corporation, then the acquiring foreign corporation could be treated as a U.S. corporation for U.S. federal tax purposes even though it is a corporation created and organized outside of the United States. In such event we would be subject to U.S. federal income tax on our worldwide income, which would reduce our cash available for distribution and the value of our common stock, and the ability of a U.S. holder to obtain a U.S. foreign tax credit with respect to any Dutch withholding tax imposed on a distribution from us could be adversely affected.

In addition, following the acquisition of a U.S. corporation (or substantially all of the assets of a U.S. corporation) by a foreign corporation, the U.S. “anti-inversion” rules can limit the ability of an acquired U.S. corporation and its U.S.

affiliates to utilize U.S. tax attributes (including net operating losses and certain tax credits) to offset U.S. taxable income resulting from certain transactions if the shareholders of the acquired U.S. corporation hold at least 60% (by vote or value) but less than 80% of the shares of the foreign acquiring corporation by reason of holding shares in the U.S. corporation, and certain other conditions are met.

We do not believe these rules apply to our prior acquisitions of U.S. businesses; however, there can be no assurance that the IRS will not challenge this determination. These rules may apply with respect to any potential future acquisitions of U.S. businesses by us using our stock as consideration. As a result, these rules may impose adverse consequences or apply limitations on our ability to engage in future acquisitions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In order to design, manufacture and service the proprietary equipment that support our operations, as well as the products that we offer for sale directly to external customers, we maintain several manufacturing and service facilities around the world. Though our manufacturing and service capabilities are primarily concentrated in the U.S., we currently provide our services and products in approximately 50 countries.

The following table details our material facilities by segment, owned or leased by us as of December 31, 2019.

Location	Leased or Owned	Principal/Most Significant Use

All Segments
Houston, Texas	Leased	Corporate office
Den Helder, the Netherlands	Owned	Regional operations and administration

TRS and Tubulars Segments
Lafayette, Louisiana	Owned	Regional operations, manufacturing, engineering and administration
New Iberia, Louisiana	Leased	Regional operations

TRS Segment
Aberdeen, Scotland	Owned	Regional operations, engineering and administration
Dubai, United Arab Emirates	Owned/Leased	Regional operations and administration
Kuala Lumpur, Malaysia	Leased	Regional operations and administration
Macaé, Brazil	Owned	Regional operations and administration

Cementing Equipment Segment
Houma, Louisiana	Leased	Regional operations, manufacturing and administration

Our largest manufacturing facility is located in Lafayette, Louisiana, where we manufacture a substantial portion of our tubular handling tools. The facility serves our TRS segment in the U.S. Gulf of Mexico and our Tubulars segment. The Lafayette facility is our global headquarters for the design and manufacture of our equipment and is situated on a total of 164 acres. The main facility occupies 148 acres and consists of manufacturing, operations, pipe storage, training and administration. The remaining 16 acres located off of the main campus consists of manufacturing, warehousing and administration. Our manufacturing operations occupy 14 of the 30 buildings, with the remaining buildings dedicated to administration, training and other operational tasks. The main administrative building within the facility is approximately 172,636 square feet. We believe the facilities that we currently occupy are suitable for their intended use.

Item 3. Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of December 31, 2019. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows. See Note 17—Commitments and Contingencies in the Notes to Consolidated Financial Statements, which are incorporated herein by reference to Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

On February 18, 2020, we had 225,656,227 shares of common stock outstanding. The common shares outstanding at February 18, 2020 were held by approximately 28 record holders. The actual number of shareholders is greater than the number of holders of record.

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

Unregistered Sales of Equity Securities

We did not have any sales of unregistered equity securities during the year ended December 31, 2019 that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following performance graph compares the performance of our common stock to the Russell 2000 Index and the PHLX Oil Service Sector Index (“OSX”).

The graph below compares the cumulative total return to holders of our common stock with the cumulative total returns of the Russell 2000 Index and OSX for the period from December 31, 2014 through December 31, 2019. The graph assumes that the value of the investment in our common stock was $100 at December 31, 2014 and for each index (including reinvestment of dividends) and tracks the return on the investment through December 31, 2019. The shareholder return set forth herein is not necessarily indicative of future performance.

*$100 invested on 12/31/2014, including reinvestment of dividends. Fiscal year ending December 31.
The performance graph above and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate by reference.

Item 6. Selected Financial Data

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited Consolidated Financial Statements that are included in this Form 10-K. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Financial Statement Data:
Revenue	$579,920	$522,493	$454,795	$487,531	$974,600
Net income (loss)	(235,329)	(90,733)	(159,457)	(156,079)	106,110
Total assets	994,165	1,193,929	1,261,769	1,588,061	1,726,838
Debt	—	5,627	4,721	276	7,321
Total equity	810,294	1,034,772	1,115,901	1,311,319	1,451,426

Earnings Per Share Information:
Basic income (loss) per common share	$(1.05)	$(0.41)	$(0.72)	$(0.77)	$0.51

Diluted income (loss) per common share	$(1.05)	$(0.41)	$(0.72)	$(0.77)	$0.50

Weighted average common shares outstanding:
Basic	225,159	223,999	222,940	176,584	154,662
Diluted	225,159	223,999	222,940	176,584	209,152
Cash dividends per common share	$—	$—	$0.225	$0.45	$0.60

Other Data:
Adjusted EBITDA (1)	$57,521	$33,232	$5,715	$25,031	$319,086

(1)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. For a definition and a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - How We Evaluate Our Operations - Adjusted EBITDA and Adjusted EBITDA Margin.”

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

During the first quarter of 2019, the Company changed its reportable segment structure. Please see Note 1—Basis of Presentation and Significant Accounting Policies and Note 20—Segment Information in the Notes to Consolidated Financial Statements for additional information. We conduct our business through three operating segments:

•
Tubular Running Services. The TRS segment provides tubular running services globally. Internationally, the TRS segment operates in the majority of the offshore oil and gas markets and also in several onshore regions with operations in approximately 50 countries on six continents. In the U.S., the TRS segment provides services in the active onshore oil and gas drilling regions, including the Permian Basin, Eagle Ford Shale, Haynesville Shale, Marcellus Shale and Utica Shale, as well as in the U.S. Gulf of Mexico. Our customers in these markets are primarily large exploration and production companies, including international oil and gas companies, national oil and gas companies, major independents and other oilfield service companies.

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

•
Cementing Equipment. The CE segment provides specialty equipment to enhance the safety and efficiency of rig operations. It provides specialized equipment, services and products utilized in the construction, completion and abandonment of the wellbore in both onshore and offshore environments. The product portfolio includes casing accessories that serve to improve the installation of casing, centralization and wellbore zonal isolation, as well as enhance cementing operations through advance wiper plug and float equipment technology. Abandonment solutions are primarily used to isolate portions of the wellbore through the setting of barriers downhole to allow for rig evacuation in case of inclement weather, maintenance work on other rig equipment, squeeze cementing, pressure testing within the wellbore, hydraulic fracturing and temporary and permanent abandonments. These offerings improve operational efficiencies and limit non-productive time if unscheduled events are encountered at the wellsite.

How We Generate Our Revenue

The majority of our services revenue is derived primarily from providing tubular services, which involves the handling and installation of multiple joints of pipe to establish a cased wellbore and the installation of smaller diameter pipe inside a cased wellbore.

In contrast, our tubular product revenue is derived from sales of certain products, including large OD pipe connectors and large OD pipe manufactured by third parties, directly to external customers.

Our Cementing Equipment revenue is derived from well construction and well intervention services and products. The revenue has historically been split evenly between service revenue and product revenue.

In addition, our customers typically reimburse us for transportation costs that we incur in connection with transporting our products and equipment from our staging areas to the customers’ job sites.

Outlook

We have observed and expect to see a moderate increase in customer spending globally on oil and natural gas exploration and production. Exploration and development spending has started to shift toward offshore and internationally focused projects while U.S. land activity is anticipated to flatten over the coming year. Activity in the deep and ultra-deep offshore markets is already benefiting from a modest improvement that is expected to continue through 2020. After several years of depressed spending, several large-scale projects that were placed on hold are now being sanctioned and initiated. In many international offshore shelf markets, we see increased activity as operators recognize improved economics at current commodity prices. We anticipate the total spending on U.S. onshore projects to decrease in 2020 from 2019 levels as operators act on adjusted capital budgets, however we believe the bottom has been reached in the fourth quarter of 2019 and will stabilize in 2020 at those levels. In 2019. the U.S. onshore market went through a disciplined spending cutback to ensure operations were within capital budget constraints which drove this market downward. We believe this cash flow discipline will continue through 2020.

    For our Tubular Running Services segment, we expect both the U.S. and international offshore markets to see moderate growth. This business is typically associated with higher margin projects which we anticipate will evolve our margin profile during 2020. We do, however, anticipate that competitive pricing is likely to persist and that could serve to limit our growth. In 2018 and 2019, we made market share gains globally and expect we will sustain those gains in the future. Our client base continues to expand as drilling contractors and integrated service providers look for differentiated technology and efficiency-based solutions. Our U.S. onshore operations are expected to see a reduction from 2019, however we also anticipate a gradual improvement beginning in the second quarter as budgets are replenished and as drilling activity levels rebound slowly from what we believe is near bottom levels in the fourth quarter of 2019.

The Tubulars segment is primarily driven by specialized needs of our customers and the timing of projects, specifically in the Gulf of Mexico. We expect to benefit from increased sales in select international markets that are predicted to supplement our flat to slightly down outlook in the offshore Gulf of Mexico. Our drilling tools service line continues to expand from the introduction of new tools and we anticipate this service line will grow well beyond market rates during the coming year as these new offerings penetrate both the U.S. and International markets. Similarly, our tubulars product line is anticipated to benefit from greater demand during 2020 than that which was seen during 2019 as customer inventories are diminished and offshore activity increases.

The Cementing Equipment segment product and service lines are expected to see incremental improvement year over year in offshore markets. The U.S. onshore products and services will likely follow the U.S. onshore trend of bottoming in the fourth quarter of 2019 and demonstrate slow improvement beginning in the second quarter of 2020. As in 2019, the growth of Cementing Equipment into international offshore markets is expected to again see a sequential improvement as new equipment is built, certified and deployed in these markets. The U.S. Gulf of Mexico market is expected to see a slight increase matching market growth rates.

    In furtherance of our operational efforts and in light of prolonged challenging market conditions, we completed a comprehensive review of our geographic footprint, ongoing initiatives, cost structure and asset base. The review identified areas for profitability improvement across the organization and actions have begun in several business areas which are designed to increase profitability by $30 million in 2020. This included a company-wide restructuring announced during the fourth quarter of 2019. Alongside this restructuring, our project and initiative review also led us to conclude it was appropriate to impair and reserve a meaningful amount of our construction in progress as we challenged commercialization plans for some of our in-flight engineering efforts.

    Overall, we expect continued but modest improvement in both customer spend and activity through 2020 in the offshore and international markets, which will be offset by the ongoing retraction in U.S. onshore spending on a year over year basis. We will continue our efforts to expand our newer service and product lines that have been historically weighted to the U.S. offshore market, focusing on international markets which have been historically underrepresented by the Cementing Equipment and Tubulars segments. We will also place a strong focus on operational efficiency gains and prioritizing projects that improve market share and profitability. We remain in a strong position financially with a significant cash balance relative to our debt.

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

The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to net loss for each of the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017

Net loss	$(235,329)	$(90,733)	$(159,457)
Goodwill impairment	111,108	—	—
Severance and other charges (credits), net	50,430	(310)	75,354
Interest income, net	(2,265)	(4,243)	(2,309)
Depreciation and amortization	92,800	111,292	122,102
Income tax expense (benefit)	23,794	(2,950)	72,918
(Gain) loss on disposal of assets	1,037	(1,309)	(2,045)
Foreign currency (gain) loss	2,233	5,675	(2,075)
TRA related adjustments	(220)	1,359	(122,515)
Charges and credits (1)	13,933	14,451	23,742
Adjusted EBITDA	$57,521	$33,232	$5,715
Adjusted EBITDA margin	9.9%	6.4%	1.3%

(1)
Comprised of Equity-based compensation expense (2019: $11,280; 2018: $10,621; 2017: $13,862), Mergers and acquisition expense (2019: none; 2018: $58; 2017: $459), Unrealized and realized (gains) losses (2019: $(228); 2018: $(1,682); 2017: $2,791), Investigation-related matters (2019: $3,838; 2018: $5,454; 2017: $6,143) and Other adjustments (2019: $(957); 2018: none; 2017: $487).

Safety Performance

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

The table below presents our worldwide TRIR for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017

TRIR	0.64	0.84	0.57

Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017

Revenue:
Services	$473,538	$416,781	$364,061
Products	106,382	105,712	90,734
Total revenue	579,920	522,493	454,795

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization
Services (1)	338,325	302,880	273,200
Products (1)	78,666	76,183	71,708
General and administrative expenses (1)	120,444	126,638	129,218
Depreciation and amortization	92,800	111,292	122,102
Goodwill impairment	111,108	—	—
Severance and other charges (credits), net	50,430	(310)	75,354
(Gain) loss on disposal of assets	1,037	(1,309)	(2,045)
Operating loss	(212,890)	(92,881)	(214,742)

Other income (expense):
TRA related adjustments (2)	220	(1,359)	122,515
Other income, net	1,103	2,047	1,763
Interest income, net	2,265	4,243	2,309
Mergers and acquisition expense	—	(58)	(459)
Foreign currency gain (loss)	(2,233)	(5,675)	2,075
Total other income (expense)	1,355	(802)	128,203
Loss before income taxes	(211,535)	(93,683)	(86,539)
Income tax expense (benefit)	23,794	(2,950)	72,918
Net loss	$(235,329)	$(90,733)	$(159,457)

(1) For the year ended December 31, 2018, $28,946 and $8,246 have been reclassified from general and administrative expenses and cost of revenue, products, respectively, to cost of revenue, services. For the year ended December 31, 2017, $34,486 and $15,492 have been reclassified from general and administrative expenses and cost of revenue, products, respectively, to cost of revenue, services. See Note 1—Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements.
(2) Please see Note 12—Related Party Transactions in the Notes to Consolidated Financial Statements for further discussion.

Consolidated Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenue. Revenue from external customers, excluding intersegment sales, for the year ended December 31, 2019 increased by $57.4 million, or 11.0%, to $579.9 million from $522.5 million for the year ended December 31, 2018. Revenue increased across all of our segments. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

Cost of revenue, exclusive of depreciation and amortization. Cost of revenue for the year ended December 31, 2019 increased by $37.9 million, or 10.0%, to $417.0 million from $379.1 million for the year ended December 31, 2018. The increase was primarily due to higher activity levels across segments, as well as mix of work in the TRS and CE segments, partially offset by productivity and cost efficiency actions taken in 2019.

General and administrative expenses. General and administrative (“G&A”) expenses for the year ended December 31, 2019 decreased by $6.2 million, or 4.9%, to $120.4 million from $126.6 million for the year ended December 31, 2018, due to sales and use tax refunds received during the second half of 2019 along with cost savings associated with personnel reductions. This was partially offset by increased insurance costs driven by an adjustment in the first quarter of 2019.

Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2019 decreased by $18.5 million, or 16.6%, to $92.8 million from $111.3 million for the year ended December 31, 2018, as a result of a lower depreciable asset base.

Goodwill impairment. We recognized a goodwill impairment of $111.1 million for the year ended December 31, 2019. There was no goodwill impairment charge during the year ended December 31, 2018. See Note 1—Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements for additional information.

Severance and other charges (credits), net. Severance and other charges (credits), net for the year ended December 31, 2019 increased by $50.7 million to a charge of $50.4 million from a credit of $0.3 million for the year ended December 31, 2018. Severance and other charges (credits), net for the year ended December 31, 2019 was unfavorably impacted by fixed asset impairment charges of $32.9 million, intangible asset impairments of $3.3 million, inventory impairments of $4.5 million and severance and other costs of $9.7 million, primarily made in conjunction with our business review conducted during the fourth quarter of 2019. Severance and other charges (credits), net for the year ended December 31, 2018 was favorably impacted by the recovery of accounts receivable previously written off in Angola. See Note 18—Severance and Other Charges (Credits), net in the Notes to Consolidated Financial Statements for additional information.

Foreign currency gain (loss). Foreign currency gain (loss) for the year ended December 31, 2019 decreased by $3.4 million to $2.2 million from $5.7 million for the year ended December 31, 2018. The change in foreign currency results year-over-year was primarily driven by reduced strengthening of the U.S. dollar in the current period as compared to the prior year period, particularly in comparison to the Norwegian krone, Euro, and Brazilian real.

Income tax expense (benefit). Income tax expense (benefit) for the year ended December 31, 2019 changed by $26.7 million to an expense of $23.8 million from a benefit of $3.0 million for the year ended December 31, 2018. The effective income tax rate was (11.2)% and 3.1% for the years ended December 31, 2019 and December 31, 2018, respectively. The change was due primarily to a significant tax benefit recorded in 2018 to establish a deferred tax asset related to our then newly established Hungarian operations, and a significant tax expense recorded in 2019 to record a valuation allowance against certain indefinite-lived intangibles. The change was also attributable in part to higher tax expenses associated with increased earnings in our Latin America and Africa regions.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue. Revenue from external customers, excluding intersegment sales, for the year ended December 31, 2018 increased by $67.7 million, or 14.9%, to $522.5 million from $454.8 million for the year ended December 31, 2017. Revenue increased across all of our segments primarily as a result of improved activity levels, particularly in the western hemisphere. Revenue for our segments are discussed separately below under the heading “Operating Segment Results.”

Cost of revenue, exclusive of depreciation and amortization. Cost of revenue for the year ended December 31, 2018 increased by $34.2 million, or 9.9%, to $379.1 million from $344.9 million for the year ended December 31, 2017. The increase was primarily due to higher activity levels and mix of work in the TRS and CE segments, partially offset by productivity actions taken in 2017 and 2018.

General and administrative expenses. General and administrative (“G&A”) expenses for the year ended December 31, 2018 decreased by $2.6 million, or 2.0%, to $126.6 million from $129.2 million for the year ended December 31, 2017, primarily due to lower professional fees and stock-based compensation expense, as well as reduced expenses associated with aircraft sold in 2017.

Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2018 decreased by $10.8 million, or 8.9%, to $111.3 million from $122.1 million for the year ended December 31, 2017, as a result of a lower depreciable asset base and decreased intangible asset amortization expense.

Severance and other charges (credits), net. Severance and other charges (credits), net for the year ended December 31, 2018 changed by $75.7 million to a credit of $0.3 million from a charge of $75.4 million for the year ended December 31, 2017. In 2017, we recorded impairments of our pipe and connectors inventory of $51.2 million and accounts receivable write offs of $15.0 million related to Venezuela, Nigeria and Angola. During the fourth quarter of 2017, management decided to significantly reduce our footprint in Nigeria and Angola by exiting certain bases and temporarily abandoning our investment in Venezuela. In 2018, we recovered $4.9 million of previously written off receivables from a customer in Angola. See Note 18—Severance and Other Charges (Credits), net in the Notes to Consolidated Financial Statements for additional information.

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

On December 22, 2017, the Tax Act was enacted into law. Among the significant changes made by the Act was the reduction of the federal income tax rate from 35% to 21% as well as the imposition of a one-time repatriation tax on deemed repatriated earnings of certain foreign subsidiaries. US GAAP requires that the impact of the Tax Act be recognized in the period in which the law was enacted. Because of the change in tax rate, the Company recorded a $23.8 million reduction in the value of its deferred tax assets and liabilities. The reduction in value was fully offset by a corresponding change in valuation allowance. The net effect on total tax expense was zero. Due to its legal structure, the Company did not incur any liability with respect to the repatriation tax.

Operating Segment Results

The following table presents revenue and Adjusted EBITDA by segment (in thousands):

	Year Ended December 31,
	2019	2018	2017

Revenue:
Tubular Running Services	$400,327	$361,045	$320,378
Tubulars	74,687	72,303	63,393
Cementing Equipment	104,906	89,145	71,024
Total	$579,920	$522,493	$454,795

Segment Adjusted EBITDA: (1)
Tubular Running Services	$85,601	$62,515	$39,586
Tubulars	11,575	11,246	3,602
Cementing Equipment	14,089	8,617	6,421
Corporate (2)	(53,744)	(49,146)	(43,894)
Total	$57,521	$33,232	$5,715

(1)
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. (For a reconciliation of our Adjusted EBITDA, see “—Adjusted EBITDA and Adjusted EBITDA Margin.”)

(2)	Our Corporate component includes certain expenses not attributable to a particular segment, such as costs related to support functions and corporate executives.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Tubular Running Services

Revenue for the TRS segment was $400.3 million for the year ended December 31, 2019, an increase of $39.3 million, or 10.9%, compared to $361.0 million for the same period in 2018. The increase was driven by activity improvements in the U.S., Latin America, Africa, and Europe, partially offset by lower activity levels in Canada.

Adjusted EBITDA for the TRS segment was $85.6 million for the year ended December 31, 2019, an increase of $23.1 million, or 36.9%, compared to $62.5 million for the same period in 2018. Segment results were positively impacted by activity improvements in Africa, the U.S., Europe and Latin America.

Tubulars

Revenue for the Tubulars segment was $74.7 million for the year ended December 31, 2019, an increase of $2.4 million, or 3.3%, compared to $72.3 million for the same period in 2018, primarily as a result of higher drilling tools activity, partially offset by lower tubular sales during the current period.

Adjusted EBITDA for the Tubulars segment was $11.6 million for the year ended December 31, 2019, an increase of $0.3 million compared to $11.2 million for the same period in 2018, primarily as a result of an increase in high margin drilling tools activity, partially offset by lower tubular sales and pipe write downs during the current period.

Cementing Equipment

Revenue for the CE Segment was $104.9 million for the year ended December 31, 2019, an increase of $15.8 million, or 17.7%, compared to $89.1 million for the same period in 2018, driven by expansion to international markets and increased services market share and product sales in the U.S. Gulf of Mexico.

Adjusted EBITDA for the CE segment was $14.1 million for the year ended December 31, 2019, an increase of $5.5 million, or 63.5%, compared to $8.6 million for the same period in 2018, primarily due to improved operational results, particularly in offshore international markets.

Corporate

Adjusted EBITDA for Corporate was a loss of $53.7 million for the year ended December 31, 2019, an unfavorable increase of $4.6 million, or 9.4%, compared to a loss of $49.1 million for the same period in 2018, primarily due to increased insurance costs driven by a premium adjustment, as well as higher professional fees.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Tubular Running Services

Revenue for the TRS segment was $361.0 million for the year ended December 31, 2018, an increase of $40.7 million, or 12.7%, compared to $320.4 million for the same period in 2017, primarily due to activity improvements in offshore Western Hemisphere, Asia Pacific and the Middle East, which were partially offset by lower activity levels in Africa and decreased work scope in the North Sea.

Adjusted EBITDA for the TRS segment was $62.5 million for the year ended December 31, 2018, an increase of $22.9 million, or 57.9%, compared to $39.6 million for the same period in 2017, primarily due to improved operational results in offshore Western Hemisphere and increased U.S. onshore services revenue due to an improved rig count.

Tubulars

Revenue for the Tubulars segment was $72.3 million for the year ended December 31, 2018, an increase of $8.9 million, or 14.1%, compared to $63.4 million for the same period in 2017, primarily as a result of increased drilling tools activity.

Adjusted EBITDA for the Tubulars segment was $11.2 million for the year ended December 31, 2018, an increase of $7.6 million, or 212.2%, compared to $3.6 million for the same period in 2017, primarily due to increased drilling tools activity, partially offset by an increase in freight costs associated with tubular project work.

Cementing Equipment

Revenue for the CE segment was $89.1 million for the year ended December 31, 2018, an increase of $18.1 million, or 25.5%, compared to $71.0 million for the same period in 2017, driven by strong activity in the U.S. onshore market, growth in international markets and increased market share and new product offerings in the Gulf of Mexico.

Adjusted EBITDA for the CE segment was $8.6 million for the year ended December 31, 2018, an increase of $2.2 million or 34.2%, compared to $6.4 million for the same period in 2017, primarily due to improved operational results, partially offset by higher compensation related expenses.

Corporate

Adjusted EBITDA for Corporate was a loss of $49.1 million for the for the year ended December 31, 2018, an unfavorable change of $5.3 million, or 12.0%, compared to a loss of $43.9 million for the same period in 2017, primarily due to higher professional fees and compensation related expenses.

Liquidity and Capital Resources

Liquidity

At December 31, 2019, we had cash and cash equivalents of $195.4 million and no debt. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures and acquisitions. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our total capital expenditures are estimated to range between $45.0 million and $55.0 million for 2020, of which we expect approximately 90% will be used for the purchase and manufacture of equipment and approximately 10% for other property, plant and equipment, inclusive of capitalized enterprise resource planning software implementation costs. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During the years ended December 31, 2019, 2018 and 2017, purchases of property, plant and equipment and intangibles were $36.9 million, $56.5 million and $22.0 million, respectively, all of which were funded from internally generated sources. We believe our cash on hand and cash flows from operations will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months.

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

The ABL Credit Facility contains various covenants and restrictive provisions which limit, subject to certain customary exceptions and thresholds, FINV’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments, acquisitions, or loans and create or incur liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The ABL Credit Facility also requires FINV to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 based on the ratio of (a) consolidated EBITDA (as defined therein) minus unfinanced capital expenditures to (b) Fixed Charges (as defined therein), when either (i) an event of default occurs under the ABL Facility or (ii) availability under the ABL Credit Facility falls for at least two consecutive calendar days below the greater of (A) $12.5 million and (B) 15% of the lesser of the borrowing base and aggregate commitments (a “FCCR Trigger Event”). Accounts receivable received by FINV’s U.S. subsidiaries that are parties to the ABL Credit Facility will be deposited into deposit accounts subject to deposit control agreements in favor of the ABL Agent. After a FCCR Trigger Event, these deposit accounts would be subject to “springing” cash dominion. After a FCCR Trigger Event, the Company will be subject to compliance with the fixed charge coverage ratio and “springing” cash dominion until no default exists under the ABL Credit Facility and availability under the facility for the preceding thirty consecutive days has been equal to at least the greater of (x) $12.5 million and (y) 15% of the lesser of the borrowing base and the aggregate commitments. If FINV fails to perform its obligations under the agreement that results in an event of default, the commitments under the ABL Credit Facility could be terminated and any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable. The ABL Credit Facility also contains cross default provisions that apply to FINV’s other indebtedness.

As of December 31, 2019, FINV had no borrowings outstanding under the ABL Credit Facility, letters of credit outstanding of $9.3 million and availability of $44.7 million.

Insurance Notes Payable

In 2018, we entered into a note to finance our annual insurance premiums totaling $6.8 million. The note bore interest at an annual rate of 3.9% with a final maturity date in October 2019. At December 31, 2018, the total outstanding balance was $5.6 million. For the current policy year, the Company elected to pay its annual insurance premiums from existing cash available.

Cash Flows from Operating, Investing and Financing Activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Year Ended December 31,
	2019	2018	2017

Operating activities	$27,048	$(32,644)	$24,774
Investing activities	(10,046)	10,403	(77,709)
Financing activities	(5,945)	(7,946)	(52,471)
	11,057	(30,187)	(105,406)
Effect of exchange rate changes on cash activities	(529)	3,384	(1,105)
Increase (decrease) in cash and cash equivalents	$10,528	$(26,803)	$(106,511)

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

Operating Activities

Cash flow provided by (used in) operating activities was $27.0 million for the year ended December 31, 2019 compared to $(32.6) million in 2018. The increase in cash flow provided by operating activities in 2019 of $59.7 million compared to 2018 was primarily a result of favorable change in accounts receivable of $85.8 million, partially offset by unfavorable changes in accounts payable and accrued liabilities of $19.2 million and inventories of $7.8 million.

Cash flow provided by (used in) operating activities was $(32.6) million for the year ended December 31, 2018 as compared to $24.8 million in 2017. The increase in cash flow used in operating activities for the year ended December 31, 2018 of $57.4 million compared to the year ended December 31, 2017 was primarily a result of unfavorable accounts receivable changes. Most of the increase in cash provided by operating activities during 2017 was due to tax refunds of $29.7 million.

Investing Activities

Cash flow provided by (used in) investing activities was $(10.0) million for the year ended December 31, 2019 compared to $10.4 million for the year ended December 31, 2018. The increase in cash used in investing activities of $20.4 million was primarily a result of decreased net proceeds from the sale of investments of $33.2 million, partially offset by decreased purchases of property, plant and equipment of $19.5 million and lower proceeds from sale of assets of $6.3 million.

Cash flow provided by (used in) investing activities was $10.4 million for the year ended December 31, 2018 compared to $(77.7) million for the year ended December 31, 2017. The increase of $88.1 million was primarily a result of net investment activity of $129.5 million offset by lower proceeds from sale of assets of $6.9 million and higher purchases of property, plant and equipment from related parties of $36.7 million.

Financing Activities

Cash flow used in financing activities was $5.9 million for the year ended December 31, 2019 compared to $7.9 million for the year ended December 31, 2018. The decrease of $2.0 million period over period is primarily related to lower deferred financing costs of $1.5 million in 2019 and an increase in the proceeds from the issuance of Employee Stock Purchase Plan shares of $0.4 million.

Cash flow used in financing activities was $7.9 million for the year ended December 31, 2018 compared to $52.5 million for the year ended December 31, 2017. The decrease of $44.5 million period over period is primarily related to lower dividends paid on common stock of $50.2 million, offset by higher repayments on borrowings of $5.2 million.

Contractual Obligations

We are a party to various contractual obligations. A portion of these obligations are reflected in our financial statements, such as operating leases, while other obligations, such as purchase obligations, are not reflected on our balance sheet. The following is a summary of our contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$43,880	$10,239	$15,920	$7,218	$10,503
Purchase obligations (1)	34,111	27,121	6,990	—	—
Total	$77,991	$37,360	$22,910	$7,218	$10,503

(1)	Includes purchase commitments related to connectors and pipe inventory. We enter into purchase commitments as needed.

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

Tax Receivable Agreement

We entered into a TRA with FICV and Mosing Holdings in connection with our IPO. The TRA generally provides for the payment by us to Mosing Holdings of 85% of the amount of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (or are deemed to realize in certain circumstances) in periods after our IPO as a result of (i) tax basis increases resulting from the transfer of FICV interests to us in connection with the conversion of shares of Preferred Stock into shares of our common stock and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. We will retain the benefit of the remaining 15% of these cash savings. Payments we make under the TRA will be increased by any accrued from the due date (without extensions) of the corresponding tax return to the date of payment.

The payment obligations under the TRA are our obligations and not obligations of FICV. The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we exercise our right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control), and we make the termination payment specified in the TRA.

If we elect to execute our sole right to terminate the TRA early (or it terminates early as a result of our breach), we would be required to make a substantial, immediate lump-sum payment equal to the present value of the hypothetical future payments that could be required to be paid under the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such ), determined by applying a discount rate equal to the long-term Treasury rate in effect on the applicable date plus 300 basis points. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control.

In certain circumstances, we may be required to make payments under the TRA that we have entered into with Mosing Holdings. In most circumstances, these payments will be associated with the actual cash savings that we recognize in connection with the conversion of Preferred Stock, which would reduce the actual tax benefit to us. If we were to elect to exercise our sole right to terminate the TRA early or enter into certain change of control transactions, we may incur payment obligations prior to the time we actually incur any tax benefit. In those circumstances, we would need to pay the amounts out of cash on hand, finance the payments or refrain from incurring the obligation (including by not entering into a change of control transaction). Though we do not have any present intention of incurring an advance payment under the TRA, based on our current liquidity and our expected ability to access debt and equity financing, we believe we would be able to make such a payment if necessary. Any such payment could reduce our cash on hand and our borrowing availability, however, which would also reduce the amount of cash available to operate our business, to fund capital expenditures and to be paid as dividends to our stockholders, among other things. Please see Note 12—Related Party Transactions in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At December 31, 2019, we had no off-balance sheet arrangements with the exception of purchase obligations.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires management to select appropriate accounting principles from those available, to apply those principles consistently and to make reasonable estimates and assumptions that affect revenue and associated costs as well as reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties. We evaluate estimates and assumptions on a regular basis. We base our respective estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates and assumptions used in preparation of our consolidated financial statements. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Payment terms on services and products generally range from 30 days to 120 days. Given the short-term nature of our service and product offerings, our contracts do not have a significant financing component and the consideration we receive is generally fixed. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Because our contracts with customers are short-term in nature and fall within this exemption, we do not have significant unsatisfied performance obligations.

Service revenue is recognized over time as services are performed or rendered. Rates for services are typically priced on a per day, per man-hour or similar basis. We generally perform services either under direct service purchase orders or master service agreements which are supplemented by individual call-out provisions. For customers contracted under such arrangements, an accrual is recorded in unbilled revenue for revenue earned but not yet invoiced.
Revenue on product sales is generally recognized at a point in time when the product has shipped and significant risks of ownership have passed to the customer. The sales arrangements typically do not include a right of return or other similar provisions, nor do they contain any other post-delivery obligations.
Some of our Tubulars segment and Cementing Equipment segment customers have requested that we store pipe, connectors and cementing products purchased from us in our facilities. We recognize revenue for these “bill and hold” sales once the following criteria have been met: (1) there is a substantive reason for the arrangement, (2) the product is identified as the customer’s asset, (3) the product is ready for delivery to the customer, and (4) we cannot use the product or direct it to another customer.

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

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. A qualitative assessment is allowed to determine if goodwill is potentially impaired. We have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The qualitative assessment determines whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then a quantitative impairment test is performed. The quantitative goodwill impairment test is used to identify both the existence of impairment and the amount of impairment loss. The test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference. We complete our assessment of goodwill impairment as of October 31 each year.

As of October 31, 2019, we performed a quantitative goodwill impairment test for our Cementing Equipment reporting unit. During the fourth quarter of 2019, market factors indicated a downturn in the demand for our Cementing Equipment products and services in the U.S. land market and a slower uptake of our service offering in international markets, and we reduced our management forecast for this reporting unit accordingly. Based on this refined outlook, the quantitative goodwill impairment test indicated that the fair value of the Cementing Equipment reporting unit was less than its carrying value. As a result, during the fourth quarter of 2019 we recorded a $111.1 million impairment charge to goodwill.

We used the income approach to estimate the fair value of the Cementing Equipment reporting unit, but also considered the market approach to validate the results. The income approach estimates the fair value by discounting the reporting unit’s estimated future cash flows using an estimated discount rate, or expected return, that a marketplace participant would have required as of the valuation date. The market approach includes the use of comparative multiples to corroborate the discounted cash flow results and involves significant judgment in the selection of the appropriate peer group companies and valuation multiples. The inputs used in the determination of fair value are generally level 3 inputs.

Some of the more significant assumptions inherent in the income approach include the estimated future net annual cash flows for the reporting unit and the discount rate. We selected the assumptions used in the discounted cash flow projections using historical data supplemented by current and anticipated market conditions and estimated growth rates. Our estimates are based upon assumptions believed to be reasonable. However, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, actual results may differ from those used in our valuation which could result in additional impairment charges in the future. Assuming all other assumptions and inputs used in the discounted cash flow analysis were held constant, a 50 basis point increase in the discount rate assumption would have increased the goodwill impairment charge by approximately $10.0 million.

No goodwill impairment was recorded for years ended December 31, 2018 and 2017. At December 31, 2019, goodwill is allocated to our reportable segments as follows: Cementing Equipment - approximately $81.2 million; TRS - approximately $18.7 million.

Recent Accounting Pronouncements

See Note 1—Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data,” under the heading “Recent Accounting Pronouncements” included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks inherent in our financial instruments and arise from changes in foreign currency exchange rates and interest rates. A discussion of our market risk exposure in financial instruments is presented below.

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

Foreign Currency Exchange Rates

We operate in virtually every oil and natural gas exploration and production region in the world. In some parts of the world, the currency of our primary economic environment is the U.S. dollar, and we use the U.S. dollar as our functional currency. In other parts of the world, such as Europe, Africa and Brazil, we conduct our business in currencies other than the U.S. dollar, and the functional currency is the applicable local currency. Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive income (loss) in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar.

For the year ended December 31, 2019, on a U.S. dollar-equivalent basis, approximately 23% of our revenue was represented by currencies other than the U.S. dollar. However, no single non-U.S. currency poses a primary risk to us. A hypothetical 10% decrease in the exchange rates for each of the foreign currencies in which a portion of our revenue is denominated would result in a 2.1% decrease in our overall revenue for the year ended December 31, 2019.

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

As of December 31, 2019 and 2018, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

Foreign Currency	Notional Amount	Contractual Exchange Rate	Receivable (Payable) Fair Value at December 31, 2019
Canadian dollar	$948	1.3182	$(16)
Euro	9,279	1.1180	(80)
Norwegian krone	11,027	9.0688	(355)
Pound sterling	16,057	1.3381	127
			$(324)

Foreign Currency	Notional Amount	Contractual Exchange Rate	Receivable (Payable) Fair Value at December 31, 2018
Canadian dollar	$2,248	1.3343	$48
Euro	6,967	1.1421	(50)
Norwegian krone	7,713	8.5566	66
Pound sterling	16,452	1.2655	(165)
			$(101)

Based on the derivative contracts that were in place as of December 31, 2019, a simultaneous 10% weakening of the U.S. dollar compared to the Canadian dollar, Euro, Norwegian krone, and Pound sterling would result in a $3.9 million decrease in the market value of our forward contracts.

Interest Rate Risk

As of December 31, 2019, we did not have an outstanding funded debt balance under our ABL Credit Facility. If we borrow under our ABL Credit Facility in the future, we will be exposed to changes in interest rates on our floating rate borrowings under our ABL Credit Facility. Although we do not currently utilize interest rate derivative instruments to reduce interest rate exposure, we may do so in the future.

Customer Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are our trade receivables. We extend credit to customers and other parties in the normal course of business. International sales also present various risks including governmental activities that may limit or disrupt markets and restrict the movement of funds. We operate in approximately 50 countries and, as a result, our accounts receivables are spread over many countries and customers.
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
We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Frank’s International N.V.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Frank’s International N.V. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited the adjustments to the 2017 consolidated financial statements to retrospectively apply the change in the reportable segments composition and the related reclassifications within the 2017 consolidated statement of operations as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2017 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2017 consolidated financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of the provisions of Accounting Standards Codification Topic 842 - Leases, as amended.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the carrying value of goodwill associated with the Cementing Equipment reporting unit

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company has a goodwill balance of $99.9 million as of December 31, 2019. Of this balance $81.2 million, or 81%, is associated with the Cementing Equipment reporting unit. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill might exceed the fair value of a reporting unit. During the fourth quarter of 2019, the Company recorded a goodwill impairment charge to the Cementing Equipment reporting unit of $111.1 million.

We identified the assessment of the carrying value of goodwill associated with the Cementing Equipment reporting unit as a critical audit matter. The estimated fair value of the Cementing Equipment reporting unit was derived from assumptions used in estimating future cash flows resulting in the application of a high degree of subjective auditor judgment. The revenue growth rates, discount rate, and terminal value assumptions used to estimate the fair value of the reporting unit were determined to be key assumptions as changes to those assumptions could have had a significant effect on the Company’s assessment of the impairment of the goodwill.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the determination of the fair value of the Cementing Equipment reporting unit and the assumptions related to the revenue growth rates, discount rate, and terminal value assumptions. We compared the Company’s historical forecasted revenue to actual results to assess the Company’s ability to accurately forecast. Lastly, we involved a valuation professional with specialized skills and knowledge, who assisted in:

•	evaluating the Company’s discount rate, by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities,

•
evaluating the Company’s forecasted revenue growth rates and terminal value for the Cementing Equipment reporting unit, by comparing the growth assumptions to forecasted growth rates in the Company’s and its peer companies’ analyst reports, and

•	recalculating the estimate of the Cementing Equipment reporting unit’s fair value using the reporting unit’s estimated future cash flows, discount rate, and terminal value.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.
Houston, Texas
February 25, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Frank’s International N.V.:

Opinion on Internal Control Over Financial Reporting
We have audited Frank’s International N.V. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 25, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Supervisory Directors and Stockholders of Frank’s International N.V.

Opinion on the Financial Statements

We have audited the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows of Frank’s International N.V. and its subsidiaries (the “Company”) for the year ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for the year ended December 31, 2017 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”), before the effects of the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 1. In our opinion, the consolidated financial statements for the year ended December 31, 2017, before the effects of the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 1, present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America (the 2017 financial statements before the effects of the adjustments discussed in Note 1 are not presented herein).

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 1 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements, before the effects of the adjustments described above, based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements, before the effects of the adjustments described above, in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 27, 2018

We served as the Company’s auditor from 2008 to 2018.

FRANK’S INTERNATIONAL N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$195,383	$186,212
Restricted cash	1,357	—
Short-term investments	—	26,603
Accounts receivables, net	166,694	189,414
Inventories, net	78,829	69,382
Assets held for sale	13,795	7,828
Other current assets	10,360	12,651
Total current assets	466,418	492,090

Property, plant and equipment, net	328,432	416,490
Goodwill	99,932	211,040
Intangible assets, net	16,971	31,069
Deferred tax assets, net	16,590	14,621
Operating lease right-of-use assets	32,585	—
Other assets	33,237	28,619
Total assets	$994,165	$1,193,929

Liabilities and Equity
Current liabilities:
Short-term debt	$—	$5,627
Accounts payable and accrued liabilities	120,321	123,981
Current portion of operating lease liabilities	7,925	—
Deferred revenue	657	116
Total current liabilities	128,903	129,724

Deferred tax liabilities	2,923	221
Non-current operating lease liabilities	24,969	—
Other non-current liabilities	27,076	29,212
Total liabilities	183,871	159,157

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, €0.01 par value, 798,096,000 shares authorized, 227,000,507 and 225,478,506 shares issued and 225,510,650 and 224,289,902 shares outstanding	2,846	2,829
Additional paid-in capital	1,075,809	1,062,794
Retained earnings (deficit)	(220,805)	16,860
Accumulated other comprehensive loss	(30,298)	(32,338)
Treasury stock (at cost), 1,489,857 and 1,188,604 shares	(17,258)	(15,373)
Total stockholders’ equity	810,294	1,034,772
Total liabilities and equity	$994,165	$1,193,929

The accompanying notes are an integral part of these consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Services	$473,538	$416,781	$364,061
Products	106,382	105,712	90,734
Total revenue	579,920	522,493	454,795

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization
Services	338,325	302,880	273,200
Products	78,666	76,183	71,708
General and administrative expenses	120,444	126,638	129,218
Depreciation and amortization	92,800	111,292	122,102
Goodwill impairment	111,108	—	—
Severance and other charges (credits), net	50,430	(310)	75,354
(Gain) loss on disposal of assets	1,037	(1,309)	(2,045)
Operating loss	(212,890)	(92,881)	(214,742)

Other income (expense):
Tax receivable agreement (“TRA”) related adjustments	220	(1,359)	122,515
Other income, net	1,103	2,047	1,763
Interest income, net	2,265	4,243	2,309
Mergers and acquisition expense	—	(58)	(459)
Foreign currency gain (loss)	(2,233)	(5,675)	2,075
Total other income (expense)	1,355	(802)	128,203
Loss before income taxes	(211,535)	(93,683)	(86,539)
Income tax expense (benefit)	23,794	(2,950)	72,918
Net loss	$(235,329)	$(90,733)	$(159,457)

Dividends per common share:	$—	$—	$0.225

Loss per common share:
Basic and diluted	$(1.05)	$(0.41)	$(0.72)

Weighted average common shares outstanding:
Basic and diluted	225,159	223,999	222,940

The accompanying notes are an integral part of these consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2019	2018	2017

Net loss	$(235,329)	$(90,733)	$(159,457)
Other comprehensive income (loss):
Foreign currency translation adjustments	404	(1,452)	2,345
Marketable securities:
Unrealized gain (loss) on marketable securities	—	86	(103)
Reclassification to net income	—	—	(395)
Deferred tax asset / liability change	—	—	158
Unrealized gain (loss) on marketable securities, net of tax	—	86	(340)
Total other comprehensive income (loss)	404	(1,366)	2,005
Comprehensive loss	$(234,925)	$(92,099)	$(157,452)

The accompanying notes are an integral part of these consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional	Retained	Other		Total
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury	Stockholders’
	Shares	Value	Capital	(Deficit)	Income (Loss)	Stock	Equity
Balances at December 31, 2016	222,401	$2,802	$1,036,786	$317,270	$(32,977)	$(12,562)	$1,311,319
Net loss	—	—	—	(159,457)	—	—	(159,457)
Foreign currency translation adjustments	—	—	—	—	2,345	—	2,345
Unrealized loss on marketable securities	—	—	—	—	(340)	—	(340)
Equity-based compensation expense	—	—	13,825	—	—	—	13,825
Common stock dividends ($0.225 per share)	—	—	—	(50,154)	—	—	(50,154)
Common shares issued upon vesting of share-based awards	1,017	11	(11)	—	—	—	—
Common shares issued for employee stock purchase plan (“ESPP”)	50	1	523	—	—	—	524
Treasury shares issued upon vesting of share-based awards	4	—	(84)	—	—	66	(18)
Treasury shares issued for ESPP	105	—	(166)	(736)	—	1,642	740
Treasury shares withheld	(288)	—	—	—	—	(2,883)	(2,883)
Balances at December 31, 2017	223,289	$2,814	$1,050,873	$106,923	$(30,972)	$(13,737)	$1,115,901
Cumulative effect of accounting change	—	—	—	670	—	—	670
Net loss	—	—	—	(90,733)	—	—	(90,733)
Foreign currency translation adjustments	—	—	—	—	(1,452)	—	(1,452)
Unrealized gain on marketable securities	—	—	—	—	86	—	86
Equity-based compensation expense	—	—	10,621	—	—	—	10,621
Common shares issued upon vesting of share-based awards	1,018	12	(12)	—	—	—	—
Common shares issued for ESPP	233	3	1,312	—	—	—	1,315
Treasury shares withheld	(250)	—	—	—	—	(1,636)	(1,636)
Balances at December 31, 2018	224,290	$2,829	$1,062,794	$16,860	$(32,338)	$(15,373)	$1,034,772
Cumulative effect of accounting change	—	—	—	(700)	—	—	(700)
Net loss	—	—	—	(235,329)	—	—	(235,329)
Foreign currency translation adjustments	—	—	—	—	404	—	404
Reclassification of marketable securities	—	—	—	(1,636)	1,636	—	—
Equity-based compensation expense	—	—	11,280	—	—	—	11,280
Common shares issued upon vesting of share-based awards	1,134	13	(13)	—	—	—	—
Common shares issued for ESPP	389	4	1,748	—	—	—	1,752
Treasury shares withheld	(302)	—	—	—	—	(1,885)	(1,885)
Balances at December 31, 2019	225,511	$2,846	$1,075,809	$(220,805)	$(30,298)	$(17,258)	$810,294

The accompanying notes are an integral part of these consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(235,329)	$(90,733)	$(159,457)
Adjustments to reconcile net loss to cash from operating activities
Derecognition of the TRA liability	—	—	(122,515)
Depreciation and amortization	92,800	111,292	122,102
Equity-based compensation expense	11,280	10,621	13,825
Goodwill impairment	111,108	—	—
Loss on asset impairments and retirements	40,686	—	71,942
Amortization of deferred financing costs	371	58	267
Deferred tax provision (benefit)	727	(14,634)	15,543
Reversal of deferred tax assets associated with the TRA	—	—	46,874
Provision for bad debts	1,281	159	950
(Gain) loss on disposal of assets	1,037	(1,309)	(2,045)
Changes in fair value of investments	(2,747)	1,199	(2,627)
Unrealized (gain) loss on derivative instruments	222	(386)	634
Realized loss on sale of investment	—	—	478
Other	(1,522)	843	(1,876)
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	22,152	(63,654)	21,271
Inventories	(10,694)	(2,917)	12,102
Other current assets	856	4,581	8,677
Other assets	(1,285)	258	674
Accounts payable and accrued liabilities	(3,937)	15,310	15,774
Deferred revenue	545	(354)	(13,373)
Other noncurrent liabilities	(503)	(2,978)	(4,446)
Net cash provided by (used in) operating activities	27,048	(32,644)	24,774
Cash flows from investing activities
Purchase of property, plant and equipment and intangibles	(36,942)	(19,734)	(21,990)
Purchase of property, plant and equipment from related parties	—	(36,737)	—
Proceeds from sale of assets and equipment	791	7,089	14,030
Purchase of investments	(20,122)	(84,040)	(123,048)
Proceeds from sale of investments	46,739	143,825	53,299
Other	(512)	—	—
Net cash provided by (used in) investing activities	(10,046)	10,403	(77,709)
Cash flows from financing activities
Repayments of borrowings	(5,627)	(5,892)	(680)
Dividends paid on common stock	—	—	(50,154)
Deferred financing costs	(184)	(1,733)	—
Treasury shares withheld	(1,886)	(1,636)	(2,901)
Proceeds from the issuance of ESPP shares	1,752	1,315	1,264
Net cash used in financing activities	(5,945)	(7,946)	(52,471)
Effect of exchange rate changes on cash	(529)	3,384	(1,105)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,528	(26,803)	(106,511)
Cash, cash equivalents and restricted cash at beginning of period	186,212	213,015	319,526
Cash, cash equivalents and restricted cash at end of period	$196,740	$186,212	$213,015

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

Basis of Presentation

The consolidated financial statements of FINV for the years ended December 31, 2019, 2018 and 2017 include the activities of Frank’s International C.V. (“FICV”), Blackhawk Group Holdings, LLC (“Blackhawk”) and their wholly owned subsidiaries (collectively, “Company,” “we,” “us” and “our”). All intercompany accounts and transactions have been eliminated for purposes of preparing these consolidated financial statements.

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

During the first quarter of 2019, the Company changed the composition of its reportable segments. Please see Note 20 —Segment Information in these Notes to Consolidated Financial Statements for additional information. As part of the change in reportable segments, the Company also changed the classification of certain costs within the consolidated statements of operations to reflect a change in presentation of the information used by the Company’s chief operating decision maker (“CODM”). Historically, and through December 31, 2018, certain direct and indirect costs related to operations were classified and reported as general and administrative expenses (“G&A”) and certain costs associated with our Tubular Running Services manufacturing operations were classified as cost of revenue, products (“COR – Products”). The historical classification was consistent with the information used by the CODM to assess the performance of the Company’s segments and make resource allocation decisions. As part of the change in reportable segments, and to provide the CODM with additional oversight over costs that directly support operations versus costs that are more general and administrative in nature, certain costs previously classified as G&A have been reclassified as cost of revenue – services (“COR – Services”). In addition, certain manufacturing costs previously classified as COR – Products have been reclassified to COR – Services as a result of the change in segment reporting.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of reclassifications to previously reported amounts (in thousands):

	Year Ended December 31, 2018
	As previously reported	Reclassifications	As currently reported
Consolidated Statements of Operations
Cost of revenue, exclusive of depreciation and amortization
Services	$265,688	$37,192	$302,880
Products	84,429	(8,246)	76,183
General and administrative expenses	155,584	(28,946)	126,638

	Year Ended December 31, 2017
	As previously reported	Reclassifications	As currently reported
Consolidated Statements of Operations
Cost of revenue, exclusive of depreciation and amortization
Services	$223,222	$49,978	$273,200
Products	87,200	(15,492)	71,708
General and administrative expenses	163,704	(34,486)	129,218

Significant Accounting Policies

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

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

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Throughout the year, we have cash balances in excess of federally insured limits deposited with various financial institutions. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents. Restricted cash consists of cash deposits that collateralize our credit card program.

Amounts reported in the consolidated balance sheets and consolidated statements of cash flows as cash, cash equivalents and restricted cash at December 31, 2019 and December 31, 2018 were as follows (in thousands):

	December 31,	December 31,
	2019	2018
Cash and cash equivalents	$195,383	$186,212
Restricted cash	1,357	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$196,740	$186,212

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Surrender Value of Life Insurance Policies

We have cash surrender value of life insurance policies that are held within a Rabbi Trust for the purpose of paying future executive deferred compensation benefit obligations. Income (loss) associated with these policies is included in other income, net on our consolidated statements of operations. Income (loss) on changes in the cash surrender value of life insurance policies was $2.7 million, $(1.2) million and $2.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Comprehensive Income

Accounting standards on reporting comprehensive income require that certain items, including foreign currency translation adjustments be presented as components of comprehensive income. The cumulative amounts recognized by us under these standards are reflected in the consolidated balance sheet as accumulated other comprehensive loss, a component of stockholders’ equity.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, available-for-sale securities, derivative financial instruments and obligations under trade accounts payable. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. Refer to Note 10—Fair Value Measurements for the fair values of our available-for-sale securities, derivative financial instruments and other obligations.

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

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. A qualitative assessment is allowed to determine if goodwill is potentially impaired. We have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The qualitative assessment determines whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then a quantitative impairment test is performed. The quantitative goodwill impairment test is used to identify both the existence of impairment and the amount of impairment loss. The test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference. We complete our assessment of goodwill impairment as of October 31 each year.

As of October 31, 2019, we performed a quantitative goodwill impairment test for our Cementing Equipment reporting unit. During the fourth quarter of 2019, market factors indicated a downturn in the demand for our Cementing Equipment products and services in the U.S. land market and a slower uptake of our service offering in international markets, and we reduced our management forecast for this reporting unit accordingly. Based on this refined outlook, the quantitative goodwill impairment test indicated that the fair value of the Cementing Equipment reporting unit was less than its carrying value. As a result, during the fourth quarter of 2019 we recorded a $111.1 million impairment charge to goodwill, which is included in goodwill impairment on the consolidated statements of operations.

We used the income approach to estimate the fair value of the Cementing Equipment reporting unit, but also considered the market approach to validate the results. The income approach estimates the fair value by discounting the reporting unit’s estimated future cash flows using an estimated discount rate, or expected return, that a marketplace participant would have required as of the valuation date. The market approach includes the use of comparative multiples to corroborate the discounted cash flow results and involves significant judgment in the selection of the appropriate peer group companies and valuation multiples. The inputs used in the determination of fair value are generally level 3 inputs.

Some of the more significant assumptions inherent in the income approach include the estimated future net annual cash flows for the reporting unit and the discount rate. We selected the assumptions used in the discounted cash flow projections using historical data supplemented by current and anticipated market conditions and estimated growth rates. Our estimates are based upon assumptions believed to be reasonable. However, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, actual results may differ from those used in our valuation which could result in additional impairment charges in the future. Assuming all other assumptions and inputs used in the discounted

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash flow analysis were held constant, a 50 basis point increase in the discount rate assumption would have increased the goodwill impairment charge by approximately $10.0 million.

No goodwill impairment was recorded for years ended December 31, 2018 and 2017. At December 31, 2019, goodwill is allocated to our reportable segments as follows: Cementing Equipment - approximately $81.2 million; Tubular Running Services - approximately $18.7 million. See Note 10—Fair Value Measurements in these Notes to Consolidated Financial Statements for a discussion of fair value measures.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment, and certain other assets to be held and used by us, are reviewed when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on estimated future cash flows. If this assessment indicates that the carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining useful lives, an impairment loss is recognized based on the fair value of the asset. The inputs used in the determination of fair value are generally level 3 inputs. Please see Note 18 —Severance and Other Charges (Credits), net for additional information.

Income Taxes

We operate under many legal forms in approximately 50 countries. As a result, we are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these different jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenue rather than profits), and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions, or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

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

Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. We evaluate impairment of our intangible assets on an asset group basis whenever circumstances indicate that the carrying value may not be recoverable. Intangible assets deemed to be impaired are written down to their fair value using a discounted cash flow model and, if available, comparable market values.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information related to our intangible assets as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$32,890	$(23,946)	$8,944	$39,050	$(23,688)	$15,362
Trade name	11,408	(11,408)	—	11,407	(9,203)	2,204
Intellectual property	14,029	(6,002)	8,027	17,889	(4,386)	13,503
Non-compete agreement	1,160	(1,160)	—	1,160	(1,160)	—
Total intangible assets	$59,487	$(42,516)	$16,971	$69,506	$(38,437)	$31,069

Our intangible assets are primarily associated with our Cementing Equipment segment. Amortization expense for intangibles assets was $10.8 million, $10.8 million and $11.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. During the year ended December 31, 2019, impairment charges of $3.3 million were recorded associated with certain customer relationships and intellectual property intangible assets in our Cementing Equipment and Tubular Running Services segments, which are included in severance and other charges (credits), net on the consolidated statements of operations. No intangible asset impairment was recorded during the years ended December 31, 2018 or 2017.

As of December 31, 2019, estimated amortization expense for our remaining intangible assets for each of the next five years was as follows (in thousands):

Period	Amount
2020	$6,895
2021	5,838
2022	708
2023	696
2024	635
Thereafter	2,199
Total	$16,971

Inventories

Inventories are stated at the lower of cost (primarily average cost) or net realizable value. The Company’s inventories consist of finished goods, spare parts, work in process, and raw materials to support ongoing manufacturing operations. Work in progress, spare parts and finished goods include the cost of materials, labor, and manufacturing overhead. Inventory placed in service is either capitalized and included in equipment or expensed based upon our capitalization policies. We determine reserves for our inventories based on historical usage of inventory on-hand, assumptions about future demand and market conditions, and estimates about potential alternative uses, which are limited. Please see Note 18—Severance and Other Charges (Credits), net for additional information.

Leases

We have operating leases for real estate, vehicles and certain equipment. At the present time, all of our leases are classified as operating leases. Operating lease expense is recognized on a straight-line basis over the lease term. The accounting for some of our leases may require significant judgment, which includes determining the incremental borrowing rates to utilize in our net present value calculation of lease payments for lease agreements which do not provide an implicit rate, and assessing the likelihood of renewal or termination options.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We do not separate lease and non-lease components for all classes of leased assets. Also, leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for significant improvements and betterments are capitalized when they enhance or extend the useful life of the asset and meet a minimum capitalization threshold. Expenditures for routine repairs and maintenance, which do not improve or extend the life of the related assets, are expensed when incurred. When properties or equipment are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized on the consolidated statements of operations.

Depreciation on fixed assets is computed using the straight-line method over the estimated useful lives of the individual assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. Depreciation expense was $82.0 million, $100.5 million and $110.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Payment terms on services and products generally range from 30 days to 120 days. Given the short-term nature of our service and product offerings, our contracts do not have a significant financing component and the consideration we receive is generally fixed. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Because our contracts with customers are short-term in nature and fall within this exemption, we do not have significant unsatisfied performance obligations.

Service revenue is recognized over time as services are performed or rendered. Rates for services are typically priced on a per day, per man-hour or similar basis. We generally perform services either under direct service purchase orders or master service agreements which are supplemented by individual call-out provisions. For customers contracted under such arrangements, an accrual is recorded in unbilled revenue for revenue earned but not yet invoiced.
Revenue on product sales is generally recognized at a point in time when the product has shipped and significant risks of ownership have passed to the customer. The sales arrangements typically do not include a right of return or other similar provisions, nor do they contain any other post-delivery obligations.
Some of our Tubulars segment and Cementing Equipment segment customers have requested that we store pipe, connectors and cementing products purchased from us in our facilities. We recognize revenue for these “bill and hold” sales once the following criteria have been met: (1) there is a substantive reason for the arrangement, (2) the product is identified as the customer’s asset, (3) the product is ready for delivery to the customer, and (4) we cannot use the product or direct it to another customer.

Short‑term investments

Short‑term investments consisted of commercial paper, classified as held-to-maturity and a fund that primarily invests in short-term debt securities. These investments had original maturities of greater than three months but less than twelve months.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

Our 2013 Long-Term Incentive Plan provides for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), dividend equivalent rights and other types of equity and cash incentive awards to employees, non-employee directors and service providers. Stock-based compensation expense is measured at the grant date of the share-based awards based on their value. Stock-based compensation expense is recognized on a straight-line basis over the vesting period and is included in cost of revenue and G&A expenses in the consolidated statements of operations.

Our stock-based compensation currently consists of RSUs and PRSUs. The grant date fair value of the RSUs, which are not entitled to receive dividends until vested, is measured by reducing the share price at that date by the present value of the dividends expected to be paid during the requisite vesting period, discounted at the appropriate risk-free interest rate. The grant date fair value and compensation expense of PRSU grants is estimated based on a Monte Carlo simulation using the Company’s closing stock price as of the day before the grant date.

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

In June 2016, the FASB issued new accounting guidance for credit losses on financial instruments. The guidance includes the replacement of the “incurred loss” approach for recognizing credit losses on financial assets, including trade receivables, with a methodology that reflects expected credit losses, which considers historical and current information as well as reasonable and supportable forecasts. For public entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted the guidance on January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward the historical lease classification. In addition, we elected not to separate lease and non-lease components for all classes of leased assets. Also, leases with an initial term of 12 months or less are not recorded on the balance sheet.

Note 2—Leases

We have operating leases for real estate, vehicles and certain equipment. Our leases have remaining lease terms of less than 1 year to 14 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.

Leases (in thousands)	Classification	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$32,585

Liabilities
Current
Operating	Current portion of operating lease liabilities	7,925
Noncurrent
Operating	Non-current operating lease liabilities	24,969
Total lease liabilities		$32,894

Our short-term lease expense was $3.6 million for the year ended December 31, 2019.

Year Ended
Long-term Lease Cost (in thousands)	December 31, 2019
Operating lease cost (a)	$11,674

Sublease income	$(533)

(a)	Includes variable lease costs, which are immaterial.

Year Ended
Other Information (in thousands)	December 31, 2019
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$10,750

Right-of-use assets obtained in an exchange for lease obligations
Operating leases	$7,393

Lease Term and Discount Rate	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	6.06

Weighted average discount rate
Operating leases	10.47%

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity of Operating Lease Liabilities (in thousands)	December 31, 2019
2020	$10,239
2021	8,972
2022	6,948
2023	4,424
2024	2,794
Thereafter	10,503
Total lease payments	43,880
Less: interest	10,986
Present value of lease liabilities	$32,894

Total operating lease expense for the years ended December 31, 2018 and 2017 was $16.8 million and $18.7 million, respectively. Future minimum lease commitments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2018, were as follows (in thousands):

Year Ending December 31,	Amount
2019	$10,544
2020	9,120
2021	7,370
2022	6,006
2023	4,251
Thereafter	13,103
Total future lease commitments	$50,394

Note 3—Acquisitions and Divestitures

Related Party Acquisition

On November 2, 2018, Frank’s International, LLC entered into a purchase agreement with Mosing Ventures, LLC, Mosing Land & Cattle Company, LLC, Mosing Queens Row Properties, LLC, and 4-M Investments, each of which are companies related to us by common ownership (the “Mosing Companies”). Under the purchase agreement, we acquired real property that we previously leased from the Mosing Companies, and two additional properties located adjacent to those properties. The total purchase price was $37.0 million, including legal fees and closing adjustments for normal operating activity. The purchase closed on December 18, 2018. Please see Note 12—Related Party Transactions in these Notes to Consolidated Financial Statements.

Divestitures

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

During the second quarter of 2019, we sold a building classified as held for sale for $0.2 million and recorded an immaterial loss. During the fourth quarter of 2019, we sold a building classified as held for sale for $0.3 million and recorded an immaterial loss.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Accounts Receivable, net

Accounts receivable at December 31, 2019 and 2018 were as follows (in thousands):

	December 31,
	2019	2018
Trade accounts receivable, net of allowance of $5,129 and $3,925, respectively	$101,718	$114,630
Unbilled receivables	43,422	54,591
Taxes receivable	18,516	15,762
Affiliated (1)	549	549
Other receivables	2,489	3,882
Total accounts receivable, net	$166,694	$189,414

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates.

Note 5—Inventories, net

Inventories at December 31, 2019 and 2018 were as follows (in thousands):

	December 31,
	2019	2018

Pipe and connectors, net of allowance of $18,287 and $21,270, respectively	$21,779	$18,026
Finished goods, net of allowance of $485 and $1,354, respectively	25,628	22,608
Work in progress	3,663	8,285
Raw materials, components and supplies	27,759	20,463
Total inventories, net	$78,829	$69,382

Note 6—Property, Plant and Equipment

The following is a summary of property, plant and equipment at December 31, 2019 and 2018 (in thousands):

		December 31,
	Estimated Useful Lives in Years	2019	2018

Land	—	$30,724	$32,945
Land improvements	8-15	7,193	8,316
Buildings and improvements	13-39	116,182	125,088
Rental machinery and equipment	7	882,979	887,064
Machinery and equipment - other	7	60,182	61,796
Furniture, fixtures and computers	5	17,251	24,745
Automobiles and other vehicles	5	28,734	29,696
Leasehold improvements	7-15, or lease term if shorter	14,258	15,392
Construction in progress - machinery and equipment and buildings	—	46,564	65,152
		1,204,067	1,250,194
Less: Accumulated depreciation		(875,635)	(833,704)
Total property, plant and equipment, net		$328,432	$416,490

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 2018, assets with a net book value of $4.5 million met the criteria to be classified as held for sale and were reclassified from property, plant and equipment to assets held for sale on our consolidated balance sheet. During the third quarter of 2018, a building with a net book value of $5.0 million met the criteria to be classified as held for sale and was reclassified from property, plant and equipment to assets held for sale on our consolidated balance sheet.

During the first quarter of 2019, buildings with a net book value of $1.1 million met the criteria to be classified as held for sale and were reclassified from property, plant and equipment to assets held for sale on our consolidated balance sheet. During the third quarter of 2019, an additional building met the criteria to be classified as held for sale and a $4.0 million impairment loss was recorded, which is included in severance and other charges (credits), net on our consolidated statements of operations. The building's remaining net book value of $5.3 million was reclassified from property, plant and equipment to assets held for sale on our consolidated balance sheets. During the fourth quarter of 2019, equipment in our Tubular Running Services segment met the criteria to be classified as held for sale and a $0.3 million impairment loss was recorded, which is included in severance and other charges (credits), net on our consolidated statements of operations. The equipment’s remaining net book value of $0.2 million was reclassified from property, plant and equipment to assets held for sale on our consolidated balance sheets.

During the year ended December 31, 2019, we recorded fixed asset impairment charges of $32.9 million primarily associated with construction in progress in our Tubular Running Services segment, which is included in severance and other charges (credits), net on our consolidated statements of operations. No impairments were recognized during the year ended December 31, 2018. During the year ended December 31, 2017, we recognized a $6.5 million charge for fixed asset retirements, which is included in severance and other charges (credits), net on our consolidated statements of operations. Please see Note 18—Severance and Other Charges (Credits), net in these Notes to Consolidated Financial Statements for additional details.
The following table presents the depreciation and amortization associated with each line for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	December 31,
	2019	2018	2017
Cost of revenue
Services	$80,072	$93,280	$102,212
Products	1,511	4,354	4,971
General and administrative expenses	11,217	13,658	14,919
Total	$92,800	$111,292	$122,102

Note 7—Other Assets

Other assets at December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31,
	2019	2018

Cash surrender value of life insurance policies (1)	$27,313	$23,784
Deposits	2,119	2,269
Other	3,805	2,566
Total other assets	$33,237	$28,619

(1)	See Note 10—Fair Value Measurements for additional information.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8— Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31,
	2019	2018

Accounts payable	$16,793	$28,045
Accrued compensation	23,988	30,822
Accrued property and other taxes	20,099	16,301
Accrued severance and other charges	5,837	2,328
Income taxes	19,166	12,075
Affiliated (1)	1,694	3,915
Accrued purchase orders and other	32,744	30,495
Total accounts payable and accrued liabilities	$120,321	$123,981

(1)	Represents amounts owed to non-consolidated affiliates.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on Eurodollar loans is payable at the end of the selected interest period, but no less frequently than quarterly. Interest on ABR loans is payable monthly in arrears.

The ABL Credit Facility contains various covenants and restrictive provisions which limit, subject to certain customary exceptions and thresholds, FINV’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments, acquisitions, or loans and create or incur liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The ABL Credit Facility also requires FINV to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 based on the ratio of (a) consolidated EBITDA (as defined therein) minus unfinanced capital expenditures to (b) Fixed Charges (as defined therein), when either (i) an event of default occurs under the ABL Facility or (ii) availability under the ABL Credit Facility falls for at least two consecutive calendar days below the greater of (A) $12.5 million and (B) 15% of the lesser of the borrowing base and aggregate commitments (a “FCCR Trigger Event”). Accounts receivable received by FINV’s U.S. subsidiaries that are parties to the ABL Credit Facility will be deposited into deposit accounts subject to deposit control agreements in favor of the ABL Agent. After a FCCR Trigger Event, these deposit accounts would be subject to “springing” cash dominion. After a FCCR Trigger Event, the Company will be subject to compliance with the fixed charge coverage ratio and “springing” cash dominion until no default exists under the ABL Credit Facility and availability under the facility for the preceding thirty consecutive days has been equal to at least the greater of (x) $12.5 million and (y) 15% of the lesser of the borrowing base and the aggregate commitments. If FINV fails to perform its obligations under the agreement that results in an event of default, the commitments under the ABL Credit Facility could be terminated and any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable. The ABL Credit Facility also contains cross default provisions that apply to FINV’s other indebtedness.

As of December 31, 2019, FINV had no borrowings outstanding under the ABL Credit Facility, letters of credit outstanding of $9.3 million and availability of $44.7 million.

Insurance Notes Payable

In 2018, we entered into a note to finance our annual insurance premiums totaling $6.8 million. The note bore interest at an annual rate of 3.9% with a final maturity date in October 2019. At December 31, 2018, the total outstanding balance was $5.6 million. For the current policy year, the Company elected to pay its annual insurance premiums from existing cash available.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value may be categorized into different levels of the fair value hierarchy. For disclosure purposes under the accounting guidance, the lowest level that contains significant inputs used in valuation should be chosen.

Financial Assets and Liabilities

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of December 31, 2019 and 2018, were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2019
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$27,313	$—	$27,313
Marketable securities - other	8	—	—	8
Liabilities:
Derivative financial instruments	—	324	—	324
Deferred compensation plan	—	23,251	—	23,251

December 31, 2018
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$23,784	$—	$23,784
Marketable securities - other	37	—	—	37
Liabilities:
Derivative financial instruments	—	101	—	101
Deferred compensation plan	—	23,663	—	23,663

Our derivative financial instruments consist of short-duration foreign currency forward contracts. The fair value of derivative financial instruments is based on quoted market values including foreign exchange forward rates and interest rates. The fair value is computed by discounting the projected future cash flow amounts to present value. At December 31, 2019 and 2018, derivative financial instruments are included in the financial statement line item accounts payable and accrued liabilities in our consolidated balance sheets.

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

Other Fair Value Considerations

The carrying values on our consolidated balance sheets of our cash and cash equivalents, short-term investments, trade accounts receivable, other current assets, accounts payable and accrued liabilities and lines of credit approximate fair values due to their short maturities.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019 and 2018, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

	December 31, 2019
	Notional	Contractual	Settlement
Derivative Contracts	Amount	Exchange Rate	Date
Canadian dollar	$948	1.3182	3/16/2020
Euro	9,279	1.1180	3/17/2020
Norwegian krone	11,027	9.0688	3/17/2020
Pound sterling	16,057	1.3381	3/17/2020

	December 31, 2018
	Notional	Contractual	Settlement
Derivative Contracts	Amount	Exchange Rate	Date
Canadian dollar	$2,248	1.3343	3/18/2019
Euro	6,967	1.1421	3/18/2019
Norwegian krone	7,713	8.5566	3/18/2019
Pound sterling	16,452	1.2655	3/18/2019

The following table summarizes the location and fair value amounts of all derivative contracts in the consolidated balance sheets as of December 31, 2019 and 2018 (in thousands):

Derivatives not designated as Hedging Instruments	Consolidated Balance Sheet Location	December 31, 2019	December 31, 2018
Foreign currency contracts	Accounts payable and accrued liabilities	$(324)	$(101)

The following table summarize the location and amounts of the unrealized and realized gains and losses on derivative contracts in the consolidated statements of operations as of December 31, 2019, 2018 and 2017 (in thousands):

Derivatives not designated as Hedging Instruments	Location of gain (loss) recognized in income on derivative contracts	December 31, 2019	December 31, 2018	December 31, 2017
Unrealized gain (loss) on foreign currency contracts	Other income, net	$(222)	$386	$(634)
Realized gain (loss) on foreign currency contracts	Other income, net	320	1,661	(1,699)
Total net gain (loss) on foreign currency contracts		$98	$2,047	$(2,333)

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross and net fair values of our derivatives as of December 31, 2019 and 2018 (in thousands):

	Derivative Asset Positions		Derivative Liability Positions
	December 31,		December 31,
	2019	2018	2019	2018
Gross position - asset / (liability)	$127	$113	$(451)	$(214)
Netting adjustment	(127)	(113)	127	113
Net position - asset / (liability)	$—	$—	$(324)	$(101)

Note 12—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease facilities from these affiliated companies. Rent expense associated with our related party leases was $2.7 million, $6.5 million and $6.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, $6.3 million of our operating lease right-of-use assets and $7.1 million of our lease liabilities were associated with related party leases.

On November 2, 2018, Frank’s International, LLC entered into a purchase agreement with Mosing Ventures, LLC, Mosing Land & Cattle Company, LLC, Mosing Queens Row Properties, LLC, and 4-M Investments, each of which are companies related to us by common ownership (the “Mosing Companies”). Under the purchase agreement, we acquired real property that we previously leased from the Mosing Companies, and two additional properties located adjacent to those properties. The total purchase price was $37.0 million, including legal fees and closing adjustments for normal operating activity. The purchase closed on December 18, 2018. The properties were conveyed as-is, except that until 10 years following the Closing Date, the parties will continue to have certain rights and obligations under the terms of the agreements by which some of the purchased properties were acquired by the Mosing Companies at the time of our IPO. We made improvements on the purchased properties during the lease period, and the purchase price was calculated excluding the value of those improvements. As of the purchase close, we no longer lease the acquired properties from the Mosing Companies.

Tax Receivable Agreement

Mosing Holdings and its permitted transferees converted all of their Preferred Stock into shares of our common stock on a one-for-one basis on August 26, 2016, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, by delivery of all of their interests in FICV to us (the “Conversion”). As a result of an election under Section 754 of the Internal Revenue Code, made by FICV, the Conversion resulted in an adjustment to the tax basis of the tangible and intangible assets of FICV with respect to the portion of FICV transferred to FINV by Mosing Holdings and its permitted transferees. These adjustments are allocated to FINV. The adjustments to the tax basis of the tangible and intangible assets of FICV described above would not have been available absent this Conversion. The basis adjustments may reduce the amount of tax that FINV would otherwise be required to pay in the future. These basis adjustments may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

The TRA that we entered into with FICV and Mosing Holdings in connection with our IPO generally provides for the payment by FINV of 85% of the amount of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (or are deemed to realize in certain circumstances) in periods after our IPO as a result of (i) tax basis increases resulting from the Conversion and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. We will retain the benefit of the remaining 15% of these cash savings. Payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. The payments under the TRA will not be conditioned upon a holder of rights under the TRA having a continued ownership interest in FINV.

The estimation of the amount and timing of payments under the TRA is by its nature imprecise. For purposes of the TRA, cash savings in tax generally are calculated by comparing our actual tax liability to the amount we would have been

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required to pay had we not been able to utilize any of the tax benefits subject to the TRA. The amounts payable, as well as the timing of any payments, under the TRA are dependent upon significant future events and assumptions, including the amount and timing of the taxable income we generate in the future. As of December 31, 2019, FINV has a cumulative loss over the prior 36 month period. Based on this history of losses, as well as uncertainty regarding the timing and amount of future taxable income, we are no longer able to conclude that there will be future cash savings that will lead to additional payouts under the TRA. Additional TRA liability may be recognized in the future based on changes in expectations regarding the timing and likelihood of future cash savings.

The payment obligations under the TRA are our obligations and are not obligations of FICV. The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless FINV elects to exercise its right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control), and we make the termination payment specified in the TRA. If FINV elects to terminate the TRA early, which it may do so in its sole discretion, (or if it terminates as a result of our breach) it would be required to make a substantial, immediate lump-sum payment equal to the present value of the hypothetical future payments that could be required to be paid under the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits), determined by applying a discount rate equal to the long-term Treasury rate in effect on the applicable date plus 300 basis points. Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on December 31, 2019, the estimated termination payment would be approximately $50.0 million (calculated using a discount rate of 5.25%). The foregoing number is merely an estimate and the actual payment could differ materially.

Because FINV is a holding company with no operations of its own, its ability to make payments under the TRA is dependent on the ability of FINV’s operating subsidiaries to make distributions to it in an amount sufficient to cover FINV’s obligations under such agreement. The ability of certain of FINV’s operating subsidiaries to make such distributions will be subject to, among other things, the applicable provisions of Dutch law that may limit the amount of funds available for distribution and restrictions in our debt instruments. To the extent that FINV is unable to make payments under the TRA for any reason (except in the case of an acceleration of payments thereunder occurring in connection with an early termination of the TRA or certain mergers or change of control) such payments will be deferred and will accrue interest until paid, and FINV will be prohibited from paying dividends on its common stock.

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

The following table summarizes the basic and diluted loss per share calculations (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator
Net loss	$(235,329)	$(90,733)	$(159,457)

Denominator
Basic and diluted weighted average common shares (1)	225,159	223,999	222,940

Loss per common share:
Basic and diluted	$(1.05)	$(0.41)	$(0.72)

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Approximate number of shares of unvested restricted stock units and stock to be issued pursuant to the ESPP have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive when the results from operations are at a net loss position.	737	922	648

Note 14—Stock-Based Compensation

2013 Long-Term Incentive Plan

Under our 2013 Long-Term Incentive Plan (the “LTIP”), stock options, SARs, restricted stock, restricted stock units, dividend equivalent rights and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after 10 years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our board of directors terminates the plan. There are 20,000,000 shares of common stock reserved for issuance under the LTIP. As of December 31, 2019, 11,410,061 shares remained available for issuance.

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

Employees granted RSUs are not entitled to dividends declared on the underlying shares while the restricted stock unit is unvested. As such, the grant date fair value of the award is measured by reducing the grant date price of our common stock by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The weighted average grant date fair value of RSUs granted during the years ended December 31, 2019, 2018 and 2017 was $11.4 million, $9.5 million and $12.1 million, respectively. Compensation expense is recognized ratably over the vesting period. Forfeitures are recorded as they occur.

Stock-based compensation expense relating to RSUs for the years ended December 31, 2019, 2018 and 2017 was $8.7 million, $8.9 million and $12.8 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2019, 2018 and 2017 was $7.1 million, $6.7 million and $9.9 million, respectively. Unamortized stock compensation expense as of December 31, 2019 relating to RSUs totaled approximately $8.8 million, which will be expensed over a weighted average period of 1.75 years.

Non-vested RSUs outstanding as of December 31, 2019 and the changes during the year were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	2,188,965	$7.66
Granted	1,756,125	6.49
Vested	(1,138,654)	7.87
Forfeited	(345,636)	6.81
Non-vested at December 31, 2019	2,460,800	$6.65

Performance Restricted Stock Units

The purpose of the PRSUs is to closely align the incentive compensation of the executive leadership team for the duration of the performance cycle with returns to FINV’s shareholders and thereby further motivate the executive leadership team to create sustained value to FINV shareholders. The design of the PRSU grants effectuates this purpose by placing a

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

material amount of incentive compensation for each executive at risk by offering an extraordinary reward for the attainment of extraordinary results. Design features of the PRSU grant that in furtherance of this purpose include the following: (1) The vesting of the PRSUs is based on total shareholder return (“TSR”) based on a comparison to the returns of a peer group, which, beginning with PRSUs granted in 2018, is the SPDR S&P Oil & Gas Equipment and Services ETF. (2) TSR is computed over the entire Performance Period (using a 30-day averaging period for the first 30 calendar days and the last 30 calendar days of the Performance Period to mitigate the effect of stock price volatility), but beginning with the PRSUs granted in 2018, TSR performance is calculated separately with respect to three separate one-year achievement periods included in the three-year Performance Period, resulting in a weighted average payout at the end of the three-year Performance Period. The TSR calculation will assume reinvestment of dividends. (3) The ultimate number of shares to be issued pursuant to the PRSU awards will vary in proportion to the actual TSR achieved as a percentile compared to the peer group during the Performance Period as follows: (i) no shares will be issued if the Company’s performance falls below the 25th percentile; (ii) 50% of the Target Level if the Company achieves a rank in the 25th percentile (the threshold level); (iii) 100% of the Target Level if the Company achieves a rank in the 50th percentile (the target level); (iv) 150% of the Target Level if the Company achieves a rank in the 75th percentile (the maximum level for the 2017 grants); and 200% of the Target Level if the Company achieves a rank in the 90th percentile and above (the maximum level for the 2018 and 2019 grants). (4) Unless there is a qualifying termination as defined in the PRSU award agreement, the PRSUs of an executive will be forfeited upon an executive’s termination of employment during the Performance Period.

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

    In 2019, we granted PRSUs with a fair value of $3.7 million or 446,858 units (“Target Level”). The performance period for these grants is the three year period from January 1, 2019 to December 31, 2021 (“Performance Period”), but with separate one-year achievement periods from January 1, 2019 to December 31, 2019, January 1, 2020 to December 31, 2020 and January 1, 2021 to December 31, 2021, resulting in a weighted average payout at the end of the Performance Period.

The weighted average assumptions for the PRSUs granted in 2019 are as follows:

2019
Total expected term (in years)	2.86
Expected volatility	43.5%
Risk-free interest rate	2.48%
Correlation range	2.4% to 88.1%

In 2018, we granted PRSUs with a fair value of $2.0 million or 275,550 units (“Target Level”). The performance period for these grants is the three year period from January 1, 2018 to December 31, 2020 (“Performance Period”), but with separate one-year achievement periods from January 1, 2018 to December 31, 2018, January 1, 2019 to December 31, 2019 and January 1, 2020 to December 31, 2020, resulting in a weighted average payout at the end of the Performance Period.

The weighted average assumptions for the PRSUs granted in 2018 are as follows:

2018
Expected term (in years)	2.86
Expected volatility	39.0%
Risk-free interest rate	2.35%
Correlation range	11.0% to 85.7%

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2017, we granted PRSUs with a fair value of $2.6 million or 293,083 units (“Target Level”). The performance period for these grants is a three-year period from January 1, 2017 to December 31, 2019 (“Performance Period”).

The weighted average assumptions for the PRSUs granted in 2017 are as follows:

2017
Expected term (in years)	2.92
Expected volatility	42.1%
Risk-free interest rate	1.51%
Correlation range	26.8% to 76.0%

In the event of death or disability, the restrictions related to forfeiture as defined in the performance awards agreement will lapse with respect to 100% of the PRSUs at the target level effective on the date of such event. In the event of involuntary termination except for cause, the Company may enter into a special vesting agreement with the executive under which the restrictions for forfeiture will not lapse upon such termination. In the event of a termination for any other reason prior to the end of the Performance Period, all PRSUs will be forfeited.

Stock-based compensation expense related to PRSUs for the years ended December 31, 2019, 2018 and 2017 was $2.0 million, $1.2 million and $0.6 million, respectively. The total fair value of PRSUs vested during the year ended December 31, 2017 was $0.2 million. There were no PRSU vestings during the years ended December 31, 2019 and 2018. Unamortized stock compensation expense as of December 31, 2019 relating to PRSUs totaled approximately $3.0 million, which will be expensed over a weighted average period of 1.82 years.

Non-vested PRSUs outstanding as of December 31, 2019 and the changes during the year were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	593,987	$8.06
Granted	446,858	8.22
Forfeited	(252,012)	7.96
Non-vested at December 31, 2019	788,833	$8.13

Employee Stock Purchase Plan

Under the Frank’s International N.V. ESPP, eligible employees have the right to purchase shares of common stock at the lesser of (i) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the first day of the option period, or (ii) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the last day of the option period. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. We have reserved 3.0 million shares of our common stock for issuance under the ESPP, of which 2.1 million shares were available for issuance as of December 31, 2019. Shares issued to our employees under the ESPP totaled 389,284 in 2019 and 232,592 shares in 2018. For the years ended December 31, 2019, 2018 and 2017, we recognized $0.6 million, $0.5 million and $0.4 million of compensation expense related to stock purchased under the ESPP, respectively.

In January 2019, we issued 153,451 shares of our common stock to our employees under this plan to satisfy the employee purchase period from July 1, 2018 to December 31, 2018, which increased our common stock outstanding.

In July 2019, we issued 235,833 shares of our common stock to our employees under this plan to satisfy the employee purchase period from January 1, 2019 to June 30, 2019, which increased our common stock outstanding.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Employee Benefit Plans

U.S. Benefit Plans

401(k) Savings and Investment Plan. Frank’s International, LLC administers a 401(k) savings and investment plan (the “Plan”) as part of the employee benefits package. Employees are required to complete one month of service before becoming eligible to participate in the Plan. Under the terms of the Plan, we match 100% of the first 3% of eligible compensation an employee contributes to the Plan up to the annual allowable IRS limit. Additionally, the Company provides a 50% match on any employee contributions between 4% to 6% of eligible compensation. Our matching contributions to the Plan totaled $5.0 million, $4.5 million and $3.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

We recorded compensation expense related to the vesting of the Company’s contribution of $1.0 million for the year ended December 31, 2018. No compensation expense related to the vesting of the Company’s contribution was recorded for the years ended December 31, 2019 and 2017. The total liability recorded at December 31, 2019 and 2018, related to the EDC Plan was $23.3 million and $23.7 million, respectively, and was included in other noncurrent liabilities on the consolidated balance sheets.

Note 16—Income Taxes

Loss before income tax expense (benefit) was comprised of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017

United States	$(225,653)	$(85,342)	$(167,908)
Foreign	14,118	(8,341)	81,369
Loss before income tax expense (benefit)	$(211,535)	$(93,683)	$(86,539)

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes have been provided for based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Components of income tax expense (benefit) consist of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current
U.S. federal	$—	$—	$—
U.S. state and local	209	7	(15)
Foreign	21,975	11,677	10,516
Total current	22,184	11,684	10,501

Deferred
U.S. federal	444	—	56,621
U.S. state and local	—	—	2,420
Foreign	1,166	(14,634)	3,376
Total deferred	1,610	(14,634)	62,417
Total income tax expense (benefit)	$23,794	$(2,950)	$72,918

For the year ending December 31, 2017, the Company reported, on a provisional basis, the tax impacts resulting from the enactment of the Tax Act on December 22, 2017. During 2018, the Company completed its analysis of the impacts of the Tax Act during the measurement period without further adjustment. The Company has completed the accounting for the impacts of the Tax Act, although adjustments may be necessary in future periods due to technical corrections and/or regulatory guidance that may be issued by the Internal Revenue Service.

Foreign taxes were incurred in the following regions for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017

Latin America	$8,636	$1,261	$5,469
West Africa	4,688	2,692	3,243
Middle East	5,579	2,249	1,633
Europe	1,096	461	1,348
Asia Pacific	1,525	922	1,388
Other	1,617	(10,542)	812
Total foreign income tax expense (benefit)	$23,141	$(2,957)	$13,893

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the differences between the income tax provision computed at the 21% U.S. statutory rate in effect at December 31, 2019 and the reported provision for income taxes for the periods indicated is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017

Income tax expense (benefit) at statutory rate	$(44,422)	$(19,673)	$(30,289)
Branch profits tax	(12,129)	(4,267)	(4,871)
State taxes, net of federal benefit	154	(27)	2,405
Restricted stock units tax shortfall	405	1,025	1,651
Taxes on foreign earnings at less than the U.S. statutory rate	14,427	13,095	(22,464)
Effect of tax rate change	—	(2,929)	23,843
Effect of moving activity to higher tax rate jurisdiction	—	(14,620)	—
Management fee charged to international operations	3,455	1,515	1,213
Tax effect of TRA derecognition	—	—	46,874
Establishment of valuation allowances	37,802	22,892	51,911
Goodwill impairment	25,677	—	—
Return-to-provision adjustments	(524)	(521)	3,551
Foreign tax credit	(5,707)	—	—
Other	4,656	560	(906)
Total income tax expense (benefit)	$23,794	$(2,950)	$72,918

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets
Foreign net operating loss	$17,121	$13,290
U.S. net operating loss	104,105	76,349
Research and development credit	1,016	609
Foreign tax credit carryover	422	—
Intangibles	9,365	5,933
Inventory	2,280	2,350
Property and equipment	16,161	14,621
Investment in partnership	24,372	23,931
Other	1,442	773
Valuation allowance	(130,010)	(84,972)
Total deferred tax assets	46,274	52,884

Deferred tax liabilities
Investment in partnership	(23,728)	(27,352)
Property and equipment	(1,253)	(3,652)
Goodwill	(7,297)	(7,259)
Other	(329)	(221)
Total deferred liabilities	(32,607)	(38,484)

Net deferred tax assets (liabilities)	$13,667	$14,400

As of December 31, 2019, we have income tax net operating loss (“NOL”) carryforwards related to both our U.S. and foreign operations of approximately $443.6 million. In addition, we have research and development tax credit carryforwards of approximately $1.0 million. The ultimate utilization of the NOLs and research and development credits depend on the ability to generate sufficient taxable income in the appropriate tax jurisdiction. These tax attributes expire as follows (in thousands):

Year of Expiration	U.S. NOLs	Foreign NOLs	R&D Credits

2020 - 2024	$—	$11,598	$—
2025 - 2029	—	8,084	—
2030 - 2038	196,550	—	1,016
Does not expire	174,623	52,746	—
	$371,173	$72,428	$1,016

The valuation allowance on our NOLs increased from $85.0 million to $130.0 million during 2019 as a result of accumulated tax losses in both the U.S. and various foreign tax jurisdictions. We evaluated all available evidence and determined that it is more likely than not that these losses will not be realized.

It is our intention that all cash and earnings of our subsidiaries as of December 31, 2019 are permanently reinvested and will be used to meet operating cash flow needs. Existing plans do not demonstrate a need to repatriate foreign cash to fund parent company activity, however, should we determine that parent company funding is required, we estimate that any such cash needs may be met without adverse tax consequences.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019 and 2018, we had total gross uncertain tax positions of $0.3 million. Substantially all of the uncertain tax positions, if recognized in the future, would impact our effective tax rate. We have elected to classify interest and penalties incurred on income taxes as income tax expense.

We file income tax returns in the U.S. and various international tax jurisdictions. As of December 31, 2019, our U.S. tax returns remain open to examination for the tax years 2017 through 2018, and the major foreign taxing jurisdictions to which we are subject to tax are open to examination for the tax years 2010 through 2018.

Note 17—Commitments and Contingencies

Commitments

We are committed under various operating lease agreements primarily related to real estate, vehicles and certain equipment that expire at various dates throughout the next several years. Please see Note 2—Leases in these Notes to Consolidated Financial Statements for additional information.

We also have purchase commitments related to inventory in the amount of $34.1 million at December 31, 2019. We enter into purchase commitments as needed.

Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of December 31, 2019 and December 31, 2018. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

Note 18—Severance and Other Charges (Credits), net

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our severance and other charges (credits), net are summarized below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Severance and other costs	$9,744	$4,552	$2,697
Fixed asset impairments and retirements	32,916	—	6,454
Inventory impairments	4,471	—	51,181
Intangible asset impairments	3,299	—	—
Accounts receivable write-off (recovery)	—	(4,862)	15,022
	$50,430	$(310)	$75,354

Severance and other costs: We incurred costs due to a continued effort to adjust our cost base, including reducing our workforce to meet the depressed demand in the industry. At December 31, 2019, our outstanding liability associated with our current program was approximately $5.8 million and included severance payments and other employee-related separation costs.

Below is a reconciliation of our employee separation liability balance (in thousands):

	Tubular Running Services	Tubulars	Cementing Equipment	Corporate	Total
Balance at December 31, 2018	$—	$—	$—	$—	$—
Additions for costs expensed	3,573	70	2,103	3,998	9,744
Severance and other payments	(1,593)	(51)	(471)	(1,762)	(3,877)
Other adjustments	20	—	—	(50)	(30)
Balance at December 31, 2019	$2,000	$19	$1,632	$2,186	$5,837

Fixed asset impairments and retirements: During the year ended December 31, 2017, we identified certain equipment that based on specifications and current market conditions no longer had economic utility and therefore had reached the end of its useful life, as well as abandoned capital projects. Accordingly, management decided to retire this equipment, which resulted in charges of $6.5 million. During the year ended December 31, 2019, we undertook a comprehensive business review in conjunction with a sharp decline in U.S. land activity. Through this review, we identified certain fixed assets, primarily construction in progress, that were not commercially viable given current market conditions. This resulted in an impairment charge of $32.9 million.

Inventory impairments: During the year ended December 31, 2017, we determined the cost of our connector inventory exceeded its net realizable value, which resulted in a charge of $51.2 million. During the year ended December 31, 2019, certain inventories in our Tubular Running Services, Cementing Equipment and Tubulars segments were determined to have costs that exceeded their net realizable values, resulting in a charge of $4.5 million.

Intangible asset impairments: During the year ended December 31, 2019, we identified certain intangible assets that no longer had commercial viability to the Company, resulting in an impairment charge of $3.3 million. Please see Note 1—Basis of Presentation and Significant Accounting Policies in these Notes to Consolidated Financial Statements for additional details.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19—Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017

Cash paid for interest	$1,005	$273	$296
Cash paid (received) for income taxes, net of refunds	13,330	1,848	(20,732)

Non-cash transactions:
Change in accruals related to purchases of property, plant and equipment and intangibles	$781	$5,910	$5,761
Insurance premium financed by note payable	—	6,798	5,125
Net transfers from inventory to property, plant and equipment	3,190	4,529	4,689

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CE segment provides specialty equipment to enhance the safety and efficiency of rig operations. It provides specialized equipment, services and products utilized in the construction, completion and abandonment of the wellbore in both onshore and offshore environments. The product portfolio includes casing accessories that serve to improve the installation of casing, centralization and wellbore zonal isolation, as well as enhance cementing operations through advance wiper plug and float equipment technology. Abandonment solutions are primarily used to isolate portions of the wellbore through the setting of barriers downhole to allow for rig evacuation in case of inclement weather, maintenance work on other rig equipment, squeeze cementing, pressure testing within the wellbore, hydraulic fracturing and temporary and permanent abandonments. These offerings improve operational efficiencies and limit non-productive time if unscheduled events are encountered at the wellsite.

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

The following tables presents our revenue disaggregated by geography, based on the location where our services were provided and products sold (in thousands):

	Year Ended December 31, 2019
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$147,547	$63,087	$82,538	$293,172
International	252,780	11,600	22,368	286,748
Total Revenue	$400,327	$74,687	$104,906	$579,920

	Year Ended December 31, 2018
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$142,262	$66,017	$72,316	$280,595
International	218,783	6,286	16,829	241,898
Total Revenue	$361,045	$72,303	$89,145	$522,493

	Year Ended December 31, 2017
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$116,795	$57,882	$70,007	$244,684
International	203,583	5,511	1,017	210,111
Total Revenue	$320,378	$63,393	$71,024	$454,795

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue by geographic area was as follows (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
United States	$293,172	$280,595	$244,684
Europe/Middle East/Africa	155,278	127,968	132,768
Latin America	72,720	46,553	33,131
Asia Pacific	35,909	35,327	26,109
Other countries	22,841	32,050	18,103
Total Revenue	$579,920	$522,493	$454,795

We are a Netherlands based company and we derive our revenue from services and product sales to clients primarily in the oil and gas industry. No single customer accounted for more than 10% of our revenue for the years ended December 31, 2019 and 2018. For the year ended December 31, 2017, one customer accounted for 10% of our revenue and all three of our segments generated revenue from this customer.

The revenue generated in the Netherlands was immaterial for the years ended December 31, 2019, 2018 and 2017. Other than the United States, no individual country represented more than 10% of our revenue for the years ended December 31, 2019, 2018 and 2017.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of Segment Adjusted EBITDA to net loss (in thousands):

	Year Ended December 31,
	2019	2018	2017
Segment Adjusted EBITDA:
Tubular Running Services	$85,601	$62,515	$39,586
Tubulars	11,575	11,246	3,602
Cementing Equipment	14,089	8,617	6,421
Corporate (1)	(53,744)	(49,146)	(43,894)
Total	57,521	33,232	5,715
Goodwill impairment	(111,108)	—	—
Severance and other (charges) credits, net	(50,430)	310	(75,354)
Interest income, net	2,265	4,243	2,309
Income tax benefit (expense)	(23,794)	2,950	(72,918)
Depreciation and amortization	(92,800)	(111,292)	(122,102)
Gain (loss) on disposal of assets	(1,037)	1,309	2,045
Foreign currency gain (loss)	(2,233)	(5,675)	2,075
TRA related adjustments (2)	220	(1,359)	122,515
Charges and credits (3)	(13,933)	(14,451)	(23,742)
Net loss	$(235,329)	$(90,733)	$(159,457)

(1)	Includes certain expenses not attributable to a particular segment, such as costs related to support functions and corporate executives.

(2)	Please see Note 12—Related Party Transactions for further discussion.

(3)
Comprised of Equity-based compensation expense (2019: $11,280; 2018: $10,621; 2017: $13,862), Mergers and acquisition expense (2019: none; 2018: $58; 2017: $459), Unrealized and realized gains (losses) (2019: $228; 2018: $1,682; 2017: $(2,791)), Investigation-related matters (2019: $3,838; 2018: $5,454; 2017: $6,143) and Other adjustments (2019: $957; 2018: none; 2017: $(487)).

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth certain financial information with respect to our reportable segments (in thousands):

	Tubular Running Services	Tubulars	Cementing Equipment	Corporate	Total

Year Ended December 31, 2019
Revenue from external customers	$400,327	$74,687	$104,906	$—	$579,920
Operating income (loss)	(3,900)	7,344	(124,597)	(91,737)	(212,890)
Adjusted EBITDA	85,601	11,575	14,089	(53,744)	*
Depreciation and amortization	61,036	2,903	16,130	12,731	92,800
Purchases of property, plant and equipment and intangibles	16,086	2,859	16,374	1,623	36,942

Year Ended December 31, 2018
Revenue from external customers	$361,045	$72,303	$89,145	$—	$522,493
Operating income (loss)	(16,886)	7,616	(9,313)	(74,298)	(92,881)
Adjusted EBITDA	62,515	11,246	8,617	(49,146)	*
Depreciation and amortization	80,009	3,371	16,324	11,588	111,292
Purchases of property, plant and equipment and intangibles	7,824	1,838	7,583	39,226	56,471

Year Ended December 31, 2017
Revenue from external customers	$320,378	$63,393	$71,024	$—	$454,795
Operating loss	(72,524)	(49,902)	(19,571)	(72,745)	(214,742)
Adjusted EBITDA	39,586	3,602	6,421	(43,894)	*
Depreciation and amortization	84,219	3,557	22,739	11,587	122,102
Purchases of property, plant and equipment and intangibles	14,437	362	4,885	2,306	21,990

* Non-GAAP financial measure not disclosed.

The CODM does not review total assets by segment as part of their review of segment results. The following table presents property, plant and equipment (“PP&E”) by segment.

	December 31,
	2019	2018
Long-Lived Assets (PP&E)
Tubular Running Services	$132,626	$202,874
Tubulars	15,162	12,921
Cementing Equipment	34,184	27,509
Corporate and shared assets	146,460	173,186
Total	$328,432	$416,490

	December 31,
	2019	2018
Long-Lived Assets (PP&E)
United States	$207,227	$272,476
International	121,205	144,014
	$328,432	$416,490

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the unique nature of our operating structure, revenue generating assets are interchangeable between two categories: (i) offshore and (ii) onshore. In addition, some of the U.S. land onshore assets cannot be deployed into offshore markets, based upon certification. Such equipment does have application in certain international land markets. Long-lived assets in the Netherlands were insignificant in each of the years presented.

Note 21—Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2019 and 2018 is set forth below (in thousands, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2019
Revenue	$144,408	$155,654	$140,417	$139,441	$579,920
Gross profit (1)	19,102	25,062	20,825	16,357	81,346
Operating loss (2)	(20,294)	(12,514)	(14,803)	(165,279)	(212,890)
Net loss	(28,287)	(15,160)	(23,789)	(168,093)	(235,329)
Loss per common share: (3)
Basic and diluted	$(0.13)	$(0.07)	$(0.11)	$(0.75)	$(1.05)

2018
Revenue	$115,569	$132,085	$128,986	$145,853	$522,493
Gross profit (1)	2,262	13,766	12,594	17,174	45,796
Operating loss	(34,907)	(23,782)	(13,591)	(20,601)	(92,881)
Net loss	(42,073)	(25,763)	(6,999)	(15,898)	(90,733)
Loss per common share: (3)
Basic and diluted	$(0.19)	$(0.12)	$(0.03)	$(0.07)	$(0.41)

(1)	Gross profit is defined as total revenue less cost of revenue less depreciation and amortization attributed to cost of revenue.

(2)
Fourth quarter 2019 includes a goodwill impairment charge of $111.1 million, fixed asset impairment charges of $28.8 million, inventory impairments of $4.2 million and intangible asset impairments of $3.3 million. Please see Note 1—Basis of Presentation and Significant Accounting Policies and Note 18—Severance and Other Charges (Credits), net for additional details.

(3)
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

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

Attestation Report of the Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2019.

Item 11.  Executive Compensation

Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2019.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2019.

Item 14.  Principal Accounting Fees and Services

Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

Our Consolidated Financial Statements are included under Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. For a listing of these statements and accompanying footnotes, see “Index to Consolidated Financial Statements” at page 56.

(a)(2)    Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Financial statement schedules are listed on page 108. Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in Item 8, “Financial Statements and Supplementary Data” or notes thereto.

(a)(3)    Exhibits

The following exhibits are filed or furnished with this Report or incorporated by reference:

3.1
Deed of Amendment to Articles of Association of Frank’s International N.V., dated May 19, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 25, 2017).

*4.1	Description of Registrant’s Securities
10.1
Credit Agreement, dated as of November 5, 2018, by and among Frank’s International C.V., Frank’s International, LLC and Blackhawk Group Holdings, LLC (as Borrowers), Frank’s International N.V., Frank’s International GP, LLC, Frank’s International, L.P., Frank’s International LP B.V., Frank’s International Partners B.V., Frank’s International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, LLC (as Guarantors), JPMorgan Chase Bank, N.A. (as Administrative Agent and Issuing Bank), and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 25, 2019).

10.2
First Amendment and Limited Consent and Waiver to the Credit Agreement, dated as of March 8, 2019, by and among Frank’s International Management B.V., acting as sole general partner and on behalf of Frank’s International C.V., Frank’s International, LLC, and Blackhawk Group Holdings, LLC, in each case, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the issuing banks and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 7, 2019).

10.3
U.S. Pledge and Security Agreement, dated as of November 5, 2018, by and among Frank’s International, LLC, Blackhawk Group Holdings, LLC, Frank’s International GP, LLC, Frank’s International, LP, Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, Trinity Tool Rentals, LLC (as Grantors) and JPMorgan Chase Bank, N.A. (as Administrative Agent) (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 25, 2019).

10.4
Dutch Pledge Agreement, dated as of November 5, 2018, by and among Frank’s International C.V., Frank’s International LP B.V., Frank’s International Partners B.V., Frank’s International N.V., and Frank’s International Management B.V. (as Pledgors) and JPMorgan Chase Bank, N.A. (as Pledgee) (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 25, 2019).

†10.5
Indemnification Agreement dated August 14, 2013, by and among Frank’s International N.V. and Donald Keith Mosing (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013) (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 25, 2019).

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

†10.19
Indemnification Agreement dated January 15, 2019, by and between Frank’s International N.V. and Melanie M. Trent (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 25, 2019).

†10.20
Indemnification Agreement dated May 29, 2019, by and between Frank’s International N.V. and Melissa Cougle (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 6, 2019).

†10.21
Separation Agreement and Release, dated as of June 24, 2019 and effective as of July 1, 2019, by and between Kyle McClure and Frank’s International N.V. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 6, 2019).

†10.22
Employment Offer Letter for Michael C. Kearney effective as of September 26, 2017 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File no. 001-36053), filed on November 2, 2017).

†10.23
Employment Assignment Letter for Steven Russell dated June 1, 2018 and effective as of June 13, 2018 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 8, 2018).

†10.24
Employment Offer Letter for Nigel Lakey dated May 25, 2018 and effective as of June 18, 2018 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 8, 2018).

*†10.25	Employment Offer Letter for Nigel Lakey dated November 7, 2019 and effective as of November 17, 2019.
†10.26
Employment Agreement, dated June 19, 2013, between Blackhawk Specialty Tools, LLC and Scott McCurdy (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 8, 2018).

*†10.27	Separation Agreement and Release, dated as of November 15, 2019 and effective as of December 31, 2019, by and between Scott McCurdy and Frank’s International N.V.
†10.28
Employment Offer Letter for John Symington dated May 30, 2018 and effective as of June 25, 2018 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 25, 2019).

†10.29
Employment Offer Letter for Melissa Cougle dated May 20, 2019 and effective as of May 29, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 6, 2019).

†10.30	Frank’s International N.V. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (File No. 333-190607), filed on August 13, 2013).
†10.31	Frank’s International N.V. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (File No. 333-190607), filed on August 13, 2013).
†10.32
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

†10.34
Third Amendment to Frank’s International N.V. Employee Stock Purchase Plan effective as of January 1, 2016 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 5, 2015).

†10.35
Fourth Amendment to Frank’s International N.V. Employee Stock Purchase Plan effective as of November 1, 2018 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 6, 2018).

†10.36
Frank’s International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Time Vested Form) (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 29, 2016).

†10.37
Frank’s International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Performance Based Form) (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 29, 2016).

†10.38
Frank’s International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (Non-Employee Director Form) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on July 28, 2016).

†10.39
Frank’s International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Special Incentives and Retention Form) (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 24, 2017).

†10.40
Frank’s International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Supplemental Grant Form) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 2, 2017).

†10.41
Frank’s International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Performance Based Form) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 8, 2018).

†10.42
Frank’s International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (2018 Time Vested Form) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 6, 2018)

†10.43
Frank’s International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (2018 Performance Based Form) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 6, 2018).

†10.44
Frank’s International N.V. Executive Change-in-Control Severance Plan, dated May 20, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 27, 2015).

†10.45
Frank’s International N.V. Executive Amended and Restated U.S. Executive Change-in-Control Severance Plan, dated January 21, 2019 (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 25, 2019).

†10.46
Form of Frank’s International N.V. Executive Change-in-Control Severance Plan Participation Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 5, 2015).

†10.47
Frank’s International N.V. U.S. Executive Retention and Severance Plan, dated January 21, 2019 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 25, 2019).

†10.48
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

†10.55
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
*101.1
The following materials from Frank’s International N.V.’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

None.

FRANK’S INTERNATIONAL N.V.
Schedule II - Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Period	Additions / Charged to Expense	Deductions	Other	Balance at End of Period

Year Ended December 31, 2019
Allowance for doubtful accounts	$3,925	$2,047	$(843)	$—	$5,129
Allowance for excess and obsolete inventory	22,624	1,677	(5,839)	310	18,772
Allowance for deferred tax assets	84,972	45,038	—	—	130,010

Year Ended December 31, 2018
Allowance for doubtful accounts	$4,777	$348	$(1,200)	$—	$3,925
Allowance for excess and obsolete inventory	21,584	1,800	(760)	—	22,624
Allowance for deferred tax assets	60,524	24,448	—	—	84,972

Year Ended December 31, 2017
Allowance for doubtful accounts	$14,337	$346	$(9,725)	$(181)	$4,777
Allowance for excess and obsolete inventory	4,626	19,727	(2,769)	—	21,584
Allowance for deferred tax assets	5,442	56,207	(1,125)	—	60,524

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		By:	Frank’s International N.V.
(Registrant)

Date:	February 25, 2020	By:	/s/ Melissa Cougle
Melissa Cougle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2020.

Signature	Title

/s/ Michael C. Kearney	Chairman, President and Chief Executive Officer
Michael C. Kearney	(Principal Executive Officer)

/s/ Melissa Cougle	Senior Vice President and Chief Financial Officer
Melissa Cougle	(Principal Financial and Accounting Officer)

/s/ William B. Berry	Supervisory Lead Director
William B. Berry

/s/ Robert W. Drummond	Supervisory Director
Robert W. Drummond

/s/ Michael E. McMahon	Supervisory Director
Michael E. McMahon

/s/ D. Keith Mosing	Supervisory Director
D. Keith Mosing

/s/ Kirkland D. Mosing	Supervisory Director
Kirkland D. Mosing

/s/ S. Brent Mosing	Supervisory Director
S. Brent Mosing

/s/ Melanie M. Trent	Supervisory Director
Melanie M. Trent

/s/ Alexander Vriesendorp	Supervisory Director
Alexander Vriesendorp