Form 10-Q
period 2020-03-31
FRANK'S INTERNATIONAL N.V.
filed 2020-05-11
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
OR
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
Yes ☐ No ☑
As of April 30, 2020, there were 225,709,820 shares of common stock, €0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$170,897	$195,383
Restricted cash	1,358	1,357
Accounts receivables, net	176,049	166,694
Inventories, net	78,088	78,829
Assets held for sale	13,525	13,795
Other current assets	11,855	10,360
Total current assets	451,772	466,418

Property, plant and equipment, net	302,904	328,432
Goodwill	42,785	99,932
Intangible assets, net	10,523	16,971
Deferred tax assets, net	15,775	16,590
Operating lease right-of-use assets	30,839	32,585
Other assets	31,042	33,237
Total assets	$885,640	$994,165

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$103,970	$120,321
Current portion of operating lease liabilities	7,925	7,925
Deferred revenue	694	657
Total current liabilities	112,589	128,903

Deferred tax liabilities	1,495	2,923
Non-current operating lease liabilities	23,312	24,969
Other non-current liabilities	23,200	27,076
Total liabilities	160,596	183,871

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, €0.01 par value, 798,096,000 shares authorized, 228,063,169 and 227,000,507 shares issued and 225,907,182 and 225,510,650 shares outstanding	2,857	2,846
Additional paid-in capital	1,078,496	1,075,809
Accumulated deficit	(307,104)	(220,805)
Accumulated other comprehensive loss	(29,874)	(30,298)
Treasury stock (at cost), 2,155,987 and 1,489,857 shares	(19,331)	(17,258)
Total stockholders’ equity	725,044	810,294
Total liabilities and equity	$885,640	$994,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Services	$105,083	$115,406
Products	18,409	29,002
Total revenue	123,492	144,408

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization
Services	79,380	83,239
Products	13,988	20,128
General and administrative expenses	26,683	35,411
Depreciation and amortization	19,718	25,242
Goodwill impairment	57,146	—
Severance and other charges, net	20,725	455
Loss on disposal of assets	60	227
Operating loss	(94,208)	(20,294)

Other income (expense):
Other income, net	2,026	529
Interest income, net	533	768
Foreign currency gain (loss)	(9,892)	483
Total other income (expense)	(7,333)	1,780

Loss before income taxes	(101,541)	(18,514)
Income tax expense (benefit)	(15,563)	9,773
Net loss	$(85,978)	$(28,287)

Loss per common share:
Basic and diluted	$(0.38)	$(0.13)

Weighted average common shares outstanding:
Basic and diluted	225,505	224,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Net loss	$(85,978)	$(28,287)
Other comprehensive income (loss):
Foreign currency translation adjustments	424	250
Unrealized gain on marketable securities	—	16
Total other comprehensive income	424	266
Comprehensive loss	$(85,554)	$(28,021)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2019
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Stock	Equity
Balances at December 31, 2018	224,290	$2,829	$1,062,794	$16,860	$(32,338)	$(15,373)	$1,034,772
Cumulative effect of accounting change	—	—	—	(700)	—	—	(700)
Net loss	—	—	—	(28,287)	—	—	(28,287)
Foreign currency translation adjustments	—	—	—	—	250	—	250
Change in marketable securities	—	—	—	—	16	—	16
Equity-based compensation expense	—	—	2,574	—	—	—	2,574
Common shares issued upon vesting of share-based awards	720	8	(8)	—	—	—	—
Common shares issued for employee stock purchase plan	154	2	690	—	—	—	692
Treasury shares withheld	(220)	—	—	—	—	(1,452)	(1,452)
Balances at March 31, 2019	224,944	$2,839	$1,066,050	$(12,127)	$(32,072)	$(16,825)	$1,007,865

	Three Months Ended March 31, 2020
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Stock	Equity
Balances at December 31, 2019	225,511	$2,846	$1,075,809	$(220,805)	$(30,298)	$(17,258)	$810,294
Cumulative effect of accounting change	—	—	—	(321)	—	—	(321)
Net loss	—	—	—	(85,978)	—	—	(85,978)
Foreign currency translation adjustments	—	—	—	—	424	—	424
Equity-based compensation expense	—	—	2,146	—	—	—	2,146
Common shares issued upon vesting of share-based awards	937	10	(10)	—	—	—	—
Common shares issued for employee stock purchase plan	126	1	551	—	—	—	552
Treasury shares withheld	(293)	—	—	—	—	(1,056)	(1,056)
Share repurchase program	(373)	—	—	—	—	(1,017)	(1,017)
Balances at March 31, 2020	225,908	$2,857	$1,078,496	$(307,104)	$(29,874)	$(19,331)	$725,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(85,978)	$(28,287)
Adjustments to reconcile net loss to cash from operating activities
Depreciation and amortization	19,718	25,242
Equity-based compensation expense	2,146	2,574
Goodwill impairment	57,146	—
Loss on asset impairments and retirements	20,187	66
Amortization of deferred financing costs	97	87
Deferred tax provision (benefit)	(1,690)	3,618
Provision for bad debts	1,280	19
Loss on disposal of assets	60	227
Changes in fair value of investments	2,411	(1,412)
Unrealized gain on derivative instruments	—	(496)
Other	(381)	(566)
Changes in operating assets and liabilities
Accounts receivable	(16,129)	(14,734)
Inventories	(1,855)	(4,083)
Other current assets	(814)	771
Other assets	139	(245)
Accounts payable and accrued liabilities	(14,860)	(13,184)
Deferred revenue	67	22
Other non-current liabilities	(3,796)	611
Net cash used in operating activities	(22,252)	(29,770)

Cash flows from investing activities
Purchases of property, plant and equipment and intangibles	(9,968)	(8,145)
Proceeds from sale of assets	70	14
Proceeds from sale of investments	—	12,539
Purchase of investments	—	(5,092)
Other	(141)	(103)
Net cash used in investing activities	(10,039)	(787)

Cash flows from financing activities
Repayments of borrowings	—	(1,737)
Treasury shares withheld for taxes	(1,056)	(1,452)
Treasury share repurchase	(1,017)	—
Proceeds from the issuance of ESPP shares	552	692
Net cash used in financing activities	(1,521)	(2,497)
Effect of exchange rate changes on cash	9,327	(376)
Net decrease in cash, cash equivalents and restricted cash	(24,485)	(33,430)
Cash, cash equivalents and restricted cash at beginning of period	196,740	186,212
Cash, cash equivalents and restricted cash at end of period	$172,255	$152,782

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

The impact of the Coronavirus Disease 2019 (“COVID-19”) pandemic and related economic, business and market disruptions is evolving rapidly and its future effects are uncertain. The actual impact of these recent developments on our business will depend on many factors, many of which are beyond management's control and knowledge. It is therefore difficult for management to assess or predict with precision the broad future effect of this health crisis on the global economy, the energy industry or us. As additional information becomes available, events or circumstances change and strategic operational decisions are made by management, further adjustments may be required which could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

Basis of Presentation

The condensed consolidated financial statements of FINV for the three months ended March 31, 2020 and 2019 include the activities of FINV, Frank’s International C.V. (“FICV”), Blackhawk Group Holdings, LLC (“Blackhawk”) and their wholly owned subsidiaries (either individually or together, as context requires, the “Company,” “we,” “us” or “our”). All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

Our accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. The consolidated balance sheet at December 31, 2019 is derived from audited financial statements. However, certain information and footnote disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019, which are included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2020 (“Annual Report”). In the opinion of management, these condensed consolidated financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments that were necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We consider the applicability and impact of all accounting pronouncements. ASUs not listed below were assessed and were either determined to be not applicable or are expected to have immaterial impact on our consolidated financial position, results of operations and cash flows.

In June 2016, the FASB issued new accounting guidance for credit losses on financial instruments. The guidance includes the replacement of the “incurred loss” approach for recognizing credit losses on financial assets, including trade receivables, with a methodology that reflects expected credit losses, which considers historical and current information as well as reasonable and supportable forecasts. We adopted the guidance on January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements. The new credit loss standard is expected to accelerate recognition of credit losses on our accounts receivable. See Note 3—Accounts Receivable, net for additional information regarding allowance for credit losses on our accounts receivable.

Note 2—Cash, Cash Equivalents and Restricted Cash

Amounts reported in the condensed consolidated balance sheets and condensed consolidated statements of cash flows as cash, cash equivalents and restricted cash at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$170,897	$195,383
Restricted cash	1,358	1,357
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$172,255	$196,740

Restricted cash primarily consists of cash deposits that collateralize our credit card program.

Note 3—Accounts Receivable, net

Accounts receivable at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Trade accounts receivable, net of allowance for credit losses of $7,103 and $5,129, respectively	$106,659	$101,718
Unbilled receivables	36,302	43,422
Taxes receivable	29,615	18,516
Affiliated (1)	549	549
Other receivables	2,924	2,489
Total accounts receivable, net	$176,049	$166,694

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates.

We estimate current expected credit losses on our accounts receivable at each reporting date. We estimate current expected credit losses based on our credit loss history, adjusted for current factors including global economic and business conditions, oil and natural gas industry and market conditions and customer mix.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Inventories, net

Inventories at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Pipe and connectors, net of allowance of $17,957 and $18,287, respectively	$21,251	$21,779
Finished goods, net of allowance of $485 and $485, respectively	24,959	25,628
Work in progress	4,083	3,663
Raw materials, components and supplies	27,795	27,759
Total inventories, net	$78,088	$78,829

Note 5—Property, Plant and Equipment

The following is a summary of property, plant and equipment at March 31, 2020 and December 31, 2019 (in thousands):

	Estimated Useful Lives in Years	March 31, 2020	December 31, 2019
Land	—	$29,292	$30,724
Land improvements	8-15	7,179	7,193
Buildings and improvements	13-39	113,637	116,182
Rental machinery and equipment	5-7	881,637	882,979
Machinery and equipment - other	7	58,993	60,182
Furniture, fixtures and computers	5	16,982	17,251
Automobiles and other vehicles	5	28,201	28,734
Leasehold improvements	7-15, or lease term if shorter	14,098	14,258
Construction in progress - machinery and equipment	—	41,632	46,564
		1,191,651	1,204,067
Less: Accumulated depreciation		(888,747)	(875,635)
Total property, plant and equipment, net		$302,904	$328,432

During the three months ended March 31, 2020, we recorded fixed asset impairment charges of $15.5 million primarily associated with construction in progress in our Cementing Equipment segment, which is included in severance and other charges, net on our condensed consolidated statements of operations. During the first quarter of 2020, the results of the Company's test for impairment of goodwill in the Cementing Equipment segment as a result of negative market indicators was a triggering event that indicated that our long-lived tangible assets in this segment were impaired. Impairment testing performed in the first quarter resulted in the determination that certain long-lived assets were not recoverable and that the estimated fair value was below the carrying value. No impairments were recognized during the three months ended March 31, 2019 for assets held for use. Please see Note 16—Severance and Other Charges, net for additional details.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the depreciation and amortization expense associated with each line item for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Services	$17,263	$21,505
Products	239	434
General and administrative expenses	2,216	3,303
Total	$19,718	$25,242

Note 6—Goodwill and Intangible Assets

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

As a result of the decline in oil prices due to the ongoing COVID-19 pandemic and the Organization of Petroleum Exporting Countries (“OPEC”) and Russia price war, we identified that it was more likely than not that the fair value of goodwill within our Cementing Equipment reporting unit was less than its carrying value. Based on the result of our goodwill impairment test as of March 31, 2020, we recorded a $57.1 million impairment charge to goodwill, which is included in goodwill impairment on the condensed consolidated statements of operations.

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

Some of the more significant assumptions inherent in the income approach include the estimated future net annual cash flows for the reporting unit and the discount rate. We selected the assumptions used in the discounted cash flow projections using historical data supplemented by current and anticipated market conditions and estimated growth rates. Our estimates are based upon assumptions believed to be reasonable. However, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, actual results may differ from those used in our valuation which could result in additional impairment charges in the future. Assuming all other assumptions and inputs used in the discounted cash flow analysis were held constant, a 50 basis point increase in the discount rate assumption would have increased the goodwill impairment charge by approximately $4.3 million.

No goodwill impairment was recorded for the three months ended March 31, 2019. At March 31, 2020, goodwill is allocated to our reportable segments as follows: Cementing Equipment - approximately $24.1 million; Tubular Running Services - approximately $18.7 million.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides information related to our intangible assets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer Relationships	$28,301	$(25,166)	$3,135	$32,890	$(23,946)	$8,944
Intellectual Property	13,910	(6,522)	7,388	14,029	(6,002)	8,027
Total intangible assets	$42,211	$(31,688)	$10,523	$46,919	$(29,948)	$16,971

Our intangible assets are primarily associated with our Cementing Equipment segment. Amortization expense for intangible assets was $1.7 million and $2.9 million for the three months ended March 31, 2020 and 2019, respectively. During the first quarter of 2020, the results of the Company's test for impairment of goodwill in the Cementing Equipment segment as a result of the negative market indicators described above was a triggering event that indicated that our intangible assets in this segment were impaired. Impairment testing performed in the first quarter resulted in the determination that certain intangible assets were not recoverable and that the estimated fair value was below the carrying value. As a result, during the three months ended March 31, 2020, impairment charges of $4.7 million were recorded associated with certain customer relationships and intellectual property intangible assets in our Cementing Equipment segment, which are included in severance and other charges, net on the condensed consolidated statements of operations. No intangible asset impairment was recorded during the three months ended March 31, 2019. Please see Note 16—Severance and Other Charges, net for additional details.

Note 7—Other Assets

Other assets at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Cash surrender value of life insurance policies (1)	$25,386	$27,313
Deposits	2,131	2,119
Other	3,525	3,805
Total other assets	$31,042	$33,237

(1)	See Note 10—Fair Value Measurements for additional information.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accounts payable	$11,029	$16,793
Accrued compensation	20,175	23,988
Accrued property and other taxes	11,334	20,099
Accrued severance and other charges	3,757	5,837
Income taxes	21,787	19,166
Affiliated (1)	2,159	1,694
Accrued purchase orders and other	33,729	32,744
Total accounts payable and accrued liabilities	$103,970	$120,321

(1)	Represents amounts owed to non-consolidated affiliates.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2020, FINV had no borrowings outstanding under the ABL Credit Facility, letters of credit outstanding of $9.1 million and availability of $46.8 million.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2020 and December 31, 2019, were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2020
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$25,386	$—	$25,386
Marketable securities - other	1	—	—	1
Liabilities:
Deferred compensation plan	—	19,749	—	19,749

December 31, 2019
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$27,313	$—	$27,313
Marketable securities - other	8	—	—	8
Liabilities:
Derivative financial instruments	—	324	—	324
Deferred compensation plan	—	23,251	—	23,251

Our derivative financial instruments consist of short-duration foreign currency forward contracts. The fair value of our derivative financial instruments is based on quoted market values including foreign exchange forward rates and interest rates. The fair value is computed by discounting the projected future cash flow amounts to present value. Derivative financial instruments are included in accounts payable and accrued liabilities at December 31, 2019.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of factors, including COVID-19, we have sustained a continued decline in the market price of our common stock. This is one of the qualitative factors to be considered when evaluating whether events or changes in circumstances may indicate that it is likely that a potential goodwill impairment exists. We will consider this decline and other factors, both specific to us and to the energy industry as a whole, as a result of COVID-19 as we perform our annual goodwill impairment test as of October 31 this year.

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

Note 11—Derivatives

From time to time we enter into short-duration foreign currency forward derivative contracts to reduce the risk of foreign currency fluctuations. We use these instruments to mitigate our exposure to non-local currency operating working capital. We record these contracts at fair value on our condensed consolidated balance sheets. Although the derivative contracts will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not formally designated as hedge contracts for hedge accounting treatment. Accordingly, any changes in the fair value of the derivative instruments during a period will be included in our condensed consolidated statements of operations.

As of March 31, 2020, we had no foreign currency derivative contracts outstanding. As of December 31, 2019, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

	December 31, 2019
Derivative Contracts	Notional Amount	Contractual Exchange Rate	Settlement Date
Canadian dollar	$948	1.3182	3/16/2020
Euro	9,279	1.1180	3/17/2020
Norwegian krone	11,027	9.0688	3/17/2020
Pound sterling	16,057	1.3381	3/17/2020

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location and fair value amounts of all derivative contracts in the condensed consolidated balance sheets as of December 31, 2019 (in thousands):

Derivatives not Designated as Hedging Instruments	Consolidated Balance Sheet Location	December 31, 2019
Foreign currency contracts	Accounts payable and accrued liabilities	$(324)

The following table summarizes the location and amounts of the realized and unrealized gains and losses on derivative contracts in the condensed consolidated statements of operations (in thousands):

		Three Months Ended
		March 31,
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative Contracts	2020	2019
Unrealized gain (loss) on foreign currency contracts	Other income, net	$—	$496
Realized gain (loss) on foreign currency contracts	Other income, net	1,475	(660)
Total net gain (loss) on foreign currency contracts		$1,475	$(164)

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

The following table presents the gross and net fair values of our derivatives at December 31, 2019 (in thousands):

	Derivative Asset Positions	Derivative Liability Positions
	December 31, 2019	December 31, 2019
Gross position - asset / (liability)	$127	$(451)
Netting adjustment	(127)	127
Net position - asset / (liability)	$—	$(324)

Note 12—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease facilities from these affiliated companies. Rent expense associated with our related party leases was $0.7 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, $5.7 million of our operating lease right-of-use assets and $6.4 million of our lease liabilities were associated with related party leases.

Tax Receivable Agreement

Mosing Holdings, LLC ("Mosing Holdings") and its permitted transferees converted all of their Preferred Stock into shares of our common stock on a one-for-one basis on August 26, 2016, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, by delivery of all of their interests in FICV to us (the “Conversion”). As a result of an election under Section 754 of the Internal Revenue Code, made by FICV, the Conversion resulted in an adjustment to the tax basis of the tangible and intangible assets of FICV with respect to the portion of FICV transferred to FINV by Mosing Holdings and its permitted transferees. These adjustments are allocated to FINV. The adjustments to the tax basis of the tangible and intangible assets of FICV

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

described above would not have been available absent this Conversion. The basis adjustments may reduce the amount of tax that FINV would otherwise be required to pay in the future. These basis adjustments may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

The tax receivable agreement ("TRA") that we entered into with FICV and Mosing Holdings in connection with our IPO generally provides for the payment by FINV of 85% of the amount of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (or are deemed to realize in certain circumstances) in periods after our IPO as a result of (i) tax basis increases resulting from the Conversion and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. We will retain the benefit of the remaining 15% of these cash savings, if any. Payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. The payments under the TRA will not be conditioned upon a holder of rights under the TRA having a continued ownership interest in FINV.

The estimation of the amount and timing of payments under the TRA is by its nature imprecise. For purposes of the TRA, cash savings in tax generally are calculated by comparing our actual tax liability to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the TRA. The amounts payable, as well as the timing of any payments, under the TRA are dependent upon significant future events and assumptions, including the amount and timing of the taxable income we generate in the future. As of March 31, 2020, FINV has had a cumulative loss over the prior 36-month period. Based on this history of losses, as well as uncertainty regarding the timing and amount of future taxable income, we are no longer able to conclude that there will be future cash savings that will lead to additional payouts under the TRA. Additional TRA liability may be recognized in the future based on changes in expectations regarding the timing and likelihood of future cash savings.

The payment obligations under the TRA are our obligations and are not obligations of FICV. The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless FINV elects to exercise its right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control), and we make the termination payment specified in the TRA. If FINV elects to terminate the TRA early, which it may do in its sole discretion, (or if it terminates as a result of our breach) it would be required to make a substantial, immediate lump-sum payment equal to the present value of the hypothetical future payments that could be required to be paid under the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits), determined by applying a discount rate equal to the long-term Treasury rate in effect on the applicable date plus 300 basis points. Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on March 31, 2020, the estimated termination payment would be approximately $57.0 million (calculated using a discount rate of 4.15%). The foregoing number is merely an estimate and the actual payment could differ materially.

Because FINV is a holding company with no operations of its own, its ability to make payments under the TRA is dependent on the ability of FINV's operating subsidiaries to make distributions to it in an amount sufficient to cover FINV’s obligations under such agreement. The ability of certain of FINV’s operating subsidiaries to make such distributions will be subject to, among other things, the applicable provisions of Dutch law that may limit the amount of funds available for distribution and restrictions in our debt instruments. To the extent that FINV is unable to make payments under the TRA for any reason (except in the case of an acceleration of payments thereunder occurring in connection with an early termination of the TRA or certain mergers or change of control) such payments will be deferred and will accrue interest until paid, and FINV will be prohibited from paying dividends on its common stock.

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

The following table summarizes the basic and diluted loss per share calculations (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Numerator
Net loss	$(85,978)	$(28,287)
Denominator
Basic and diluted weighted average common shares (1)	225,505	224,653
Loss per common share:
Basic and diluted	$(0.38)	$(0.13)

(1)	Approximate number of unvested restricted stock units and stock to be issued pursuant to the ESPP that have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive when results from operations are at a net loss position.	2,015	967

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

Our effective tax rate was 15.3% and (52.8)% for the three months ended March 31, 2020 and 2019, respectively. The variance in effective tax rates compared to the same period last year is due to the beneficial impact in the current period of a provision in the recently-enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which allows corporations with net operating losses (“NOLs”) incurred in 2018, 2019 and 2020 to carry back such NOLs to each of the five years preceding the year of the NOL, beginning with the earliest year in which there is taxable income, and claim an income tax refund in the applicable carryback year. As a result of the NOL carryback provision in the CARES Act, we were able to recognize an income tax refund receivable as of March 31, 2020 of $17.5 million. We are subject to tax in many U.S. and foreign jurisdictions. In many foreign jurisdictions we are taxed on bases such as deemed profits or withholding taxes based on revenue. Consequently, the relationship between our pre-tax income and our income tax provision varies from period to period.

We are under audit by certain foreign jurisdictions for the years 2008 - 2019. We do not expect the results of these audits to have any material effect on our financial statements.

As of March 31, 2020, there were no significant changes to our uncertain tax positions as reported in our audited financial statements for the year ended December 31, 2019.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of March 31, 2020 and December 31, 2019. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

Note 16—Severance and Other Charges, net

We recognize severance and other charges for costs associated with workforce reductions, facility closures, exiting or reducing our footprint in certain countries, asset impairments and the retirement of excess machinery and equipment based on economic utility. As a result of the downturn in the industry and its impact on our business outlook, we continue to take actions to adjust our operations and cost structure to reflect current and expected activity levels. Depending on future market conditions, further actions may be necessary to adjust our operations, which may result in additional charges.

Our severance and other charges, net are summarized below (in thousands):

	Three Months Ended March 31,
	2020	2019
Severance and other costs	$538	$389
Fixed asset impairments and retirements	15,479	66
Intangible asset impairments	4,708	—
	$20,725	$455

Severance and other costs: We incurred costs due to a continued effort to adjust our cost base, including reducing our workforce to meet the depressed demand in the industry. At March 31, 2020, our outstanding liability associated with our current program was approximately $3.8 million and included severance payments and other employee-related separation costs.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a reconciliation of our employee separation liability balance (in thousands):

	Tubular Running Services	Tubulars	Cementing Equipment	Corporate	Total
Balance at December 31, 2019	$2,000	$19	$1,632	$2,186	$5,837
Additions for costs expensed	117	(19)	82	358	538
Severance and other payments	(1,005)	—	(897)	(715)	(2,617)
Other adjustments	—	—	—	(1)	(1)
Balance at March 31, 2020	$1,112	$—	$817	$1,828	$3,757

Fixed asset impairments and retirements: During the three months ended March 31, 2019, we recognized $0.1 million of impairment related to assets held for sale. During the three months ended March 31, 2020, we recorded fixed asset impairment charges of $15.5 million primarily associated with construction in progress in our Cementing Equipment segment. Please see Note 5—Property, Plant and Equipment for additional details.

Intangible asset impairments: During the three months ended March 31, 2020, we identified certain intangible assets where the carrying value exceeded the fair value in the Cementing Equipment segment, resulting in an impairment charge of $4.7 million. Please see Note 6—Goodwill and Intangible Assets for additional details.

Note 17—Segment Information

Reporting Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. We are comprised of three reportable segments: Tubular Running Services (“TRS”) segment, Tubulars segment and Cementing Equipment (“CE”) segment.

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

The CE segment provides specialty equipment to enhance the safety and efficiency of rig operations. It provides specialized equipment, services and products utilized in the construction of the wellbore in both onshore and offshore environments. The product portfolio includes casing accessories that serve to improve the installation of casing, centralization and wellbore zonal isolation, as well as enhance cementing operations through advance wiper plug and float equipment technology. The CE segment also provides services and products utilized in the construction, completion or abandonment of the wellbore. These solutions are primarily used to isolate portions of the wellbore through the setting of barriers downhole to allow for rig evacuation in case of inclement weather, maintenance work on other rig equipment, squeeze cementing, pressure testing within the wellbore and temporary and permanent abandonments.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables presents our revenue disaggregated by geography, based on the location where our services were provided and products sold (in thousands):

	Three Months Ended March 31, 2020
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$30,169	$9,797	$13,531	$53,497
International	59,328	2,745	7,922	69,995
Total Revenue	$89,497	$12,542	$21,453	$123,492

	Three Months Ended March 31, 2019
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$38,155	$16,628	$21,578	$76,361
International	59,924	2,029	6,094	68,047
Total Revenue	$98,079	$18,657	$27,672	$144,408

Revenue by geographic area were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
United States	$53,497	$76,361
Europe/Middle East/Africa	35,434	36,400
Latin America	20,925	17,444
Asia Pacific	9,569	7,949
Other countries	4,067	6,254
Total Revenue	$123,492	$144,408

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before interest income, net, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on disposal of assets, foreign currency gain or loss, equity-based compensation, unrealized and realized gain or loss, net severance and other charges, other non-cash adjustments and other charges. We review Adjusted EBITDA on both a consolidated basis and on a segment basis. We use Adjusted EBITDA to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), income tax, foreign currency exchange rates and other charges and credits. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to net income (loss), operating income (loss), cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP.

Our CODM uses Adjusted EBITDA as the primary measure of segment reporting performance.

The following table presents a reconciliation of Segment Adjusted EBITDA to net loss (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Segment Adjusted EBITDA:
Tubular Running Services	$13,305	$17,735
Tubulars	1,396	4,112
Cementing Equipment	2,544	3,794
Corporate (1)	(10,186)	(15,983)
	7,059	9,658
Goodwill impairment	(57,146)	—
Severance and other charges, net	(20,725)	(455)
Interest income, net	533	768
Depreciation and amortization	(19,718)	(25,242)
Income tax (expense) benefit	15,563	(9,773)
Loss on disposal of assets	(60)	(227)
Foreign currency gain (loss)	(9,892)	483
Charges and credits (2)	(1,592)	(3,499)
Net loss	$(85,978)	$(28,287)

(1)	Includes certain expenses not attributable to a particular segment, such as costs related to support functions and corporate executives.

(2)
Comprised of Equity-based compensation expense (for the three months ended March 31, 2020 and 2019: $2,146 and $2,574, respectively), Unrealized and realized gains (for the three months ended March 31, 2020 and 2019: $1,704 and $308, respectively) and Investigation-related matters (for the three months ended March 31, 2020 and 2019: $1,150 and $1,233, respectively).

The following tables set forth certain financial information with respect to our reportable segments (in thousands):

	Tubular Running Services	Tubulars	Cementing Equipment	Corporate	Total
Three Months Ended March 31, 2020
Revenue from external customers	$89,497	$12,542	$21,453	$—	$123,492
Operating income (loss)	(1,315)	651	(77,498)	(16,046)	(94,208)
Adjusted EBITDA	13,305	1,396	2,544	(10,186)	*

Three Months Ended March 31, 2019
Revenue from external customers	$98,079	$18,657	$27,672	$—	$144,408
Operating income (loss)	141	3,194	(824)	(22,805)	(20,294)
Adjusted EBITDA	17,735	4,112	3,794	(15,983)	*

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

Our forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “plan,” “potential,” “predict,” “project,” or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

•
the continuation of a swift and material decline in global crude oil demand and crude oil prices for an uncertain period of time that correspondingly may lead to a significant reduction of domestic oil and gas activity, which in turn could result in significant declines in demand for our products and services;

•
uncertainty regarding the length of time it will take for the United States and the rest of the world to slow the spread of the COVID-19 virus to the point where applicable authorities are comfortable easing current restrictions on various commercial and economic activities; such restrictions are designed to protect public health but also have the effect of significantly reducing demand for oil and gas, which may correspondingly decrease demand for our products and services;

•
uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and therefore the demand for the products and services we provide and the commercial opportunities available to us;

•	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations;

•	unique risks associated with our offshore operations;

•	political, economic and regulatory uncertainties in our international operations;

•	our ability to develop new technologies and products;

•	our ability to protect our intellectual property rights;

•	our ability to employ and retain skilled and qualified workers;

•	the level of competition in our industry;

•	operational safety laws and regulations;

•	international trade laws and sanctions;

•	weather conditions and natural disasters;

•	global or national health concerns, including health epidemics, including COVID-19; and

•	policy or regulatory changes domestically in the United States.

These and other important factors that could affect our operating results and performance are described in (1) “Risk Factors” in Part II, Item 1A of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and elsewhere within this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 25, 2020 (our “Annual Report”), (3) our other reports and filings we make with the SEC from time to time and (4) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section.

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

Outlook

Two significant events occurring during the first quarter are creating headwinds across the oil and gas markets. First, there was a breakdown in Organization of Petroleum Exporting Countries (“OPEC”) and Russia production cut agreements and during the period of dispute, meaningful downward pressure on commodity prices occurred. There was an ultimate agreement made amongst OPEC+ parties in April 2020 which will take effect beginning in May 2020. Despite this agreement, there is expected to be substantial oversupply in the future. This is due to the second event, the global COVID-19 pandemic which is creating energy demand declines and giving rise to logistical challenges in furthering existing drilling programs. Both of these events have generated reduced capital spending plans for our customers, with U.S. onshore markets seeing the largest reductions from initial 2020 guidance. International customer spending is also being reduced although at a lower rate than the U.S. onshore markets. Due to travel restrictions associated with COIVD-19, clients have suspended several international projects which we believe will recommence as travel restrictions are eased. We are also seeing a number of clients delay the start-up projects of new project later in the year, postponing these into 2021, or longer. We believe that the effects of COVID-19 will depress the oil and gas markets in the short to intermediate term as many governments impose a range of regulations that continue to limit energy demand. We expect commodity over-supply issues to have a long-term effect over the next 24 months, requiring time for the market supply and demand curve to return to balance.

As of March 31, 2020, the full impact of the COVID-19 outbreak and the reduction in oil sector activity continues to evolve daily. It is uncertain how long either event will last. With the significant decline in oil prices as well as the general economic decline caused by the impacts of COVID-19, we expect demand for our products and services to decline due to much lower capital expenditure budgets throughout the industry.

The direct impact of the COVID-19 outbreak on our ability to conduct operations has been minor. We have implemented a work-from-home directive for office personnel across the globe, split-shift rotation protocols for our manufacturing facilities and operations facilities, social distancing guidelines in manufacturing and operations facilities, and quarantine protocols for employees at risk of exposure to COVID-19. In addition, we have experienced local disruptions of activity in response to outbreaks of COVID-19 at certain offshore drilling locations, and disruptions due to travel restrictions and local governmental orders. However, in the majority of locations, our products and services have been deemed essential economic activity and have continued during local restrictions on business activity.

In this challenging and uncertain environment, we are continuing and building upon our profitability improvement project to further reduce our cost base. We are implementing workforce reductions, in conjunction with changes to our compensation and benefits programs and concurrent with the pursuit of several government-sponsored relief support programs globally that will capture additional labor savings. We are also working to reduce our non-labor spend, engaging in active discussions with our vendors and scrutinizing research and development spending. We are also working to optimize working capital, with workstreams under way in the areas of collections, capital expenditures, inventory management and disbursements.

We also continue to monitor potential goodwill impairments as a result of COVID-19. For further information, see Note 6—Goodwill and Intangible Assets in our Notes to Unaudited Condensed Consolidated Financial Statements.

While management anticipates that the industry and economic impact of COVID-19 and OPEC’s actions will have a negative effect on our results of operations in 2020 and perhaps beyond, the degree to which these factors will impact our business remains uncertain. Please read Item 1A, Risk Factors, in this Quarterly Report.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Net loss	$(85,978)	$(28,287)
Goodwill impairment	57,146	—
Severance and other charges, net	20,725	455
Interest income, net	(533)	(768)
Depreciation and amortization	19,718	25,242
Income tax expense (benefit)	(15,563)	9,773
Loss on disposal of assets	60	227
Foreign currency (gain) loss	9,892	(483)
Charges and credits (1)	1,592	3,499
Adjusted EBITDA	$7,059	$9,658
Adjusted EBITDA margin	5.7%	6.7%

(1)
Comprised of Equity-based compensation expense (for the three months ended March 31, 2020 and 2019: $2,146 and $2,574, respectively), Unrealized and realized gains (for the three months ended March 31, 2020 and 2019: $1,704 and $308, respectively), and Investigation-related matters (for the three months ended March 31, 2020 and 2019: $1,150 and $1,233, respectively).

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

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
Revenue:
Services	$105,083	$115,406
Products	18,409	29,002
Total revenue	123,492	144,408

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization
Services	79,380	83,239
Products	13,988	20,128
General and administrative expenses	26,683	35,411
Depreciation and amortization	19,718	25,242
Goodwill impairment	57,146	—
Severance and other charges, net	20,725	455
Loss on disposal of assets	60	227
Operating loss	(94,208)	(20,294)

Other income (expense):
Other income, net	2,026	529
Interest income, net	533	768
Foreign currency gain (loss)	(9,892)	483
Total other income (expense)	(7,333)	1,780

Loss before income taxes	(101,541)	(18,514)
Income tax expense (benefit)	(15,563)	9,773
Net loss	$(85,978)	$(28,287)

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Two significant, and somewhat independent, events combined to cause a significant decrease in revenue near the end of the first quarter of 2020. Threatened actions to compete for market share gains by oil producing countries, notably Saudi Arabia and Russia, created the expectation of significant oversupply in the future, while the COVID-19 pandemic drove energy demand downward and led to disruptions of activity in some locations. U.S. onshore markets saw the largest reductions. International customer spending was also reduced, although to a lesser extent than the U.S. onshore market. Within the international market, certain regions were impacted more than others by disruptions related to COVID-19. In Africa, in particular, travel restrictions led to significant disruptions of activity.

Direct impact of the COVID-19 outbreak on our ability to conduct operations has been minor. We have implemented a work-from-home directive for office personnel across the globe, split-shift rotation protocols for our manufacturing facilities and operations facilities, social distancing guidelines in manufacturing and operations facilities, and quarantine protocols for employees at risk of exposure to COVID-19. In addition, we have experienced local disruptions of activity in response to outbreaks of COVID-19 at certain offshore drilling locations, and disruptions due to travel restrictions and local governmental orders. However, in the majority of locations, our products and services have been deemed essential economic activity and have continued during local restrictions on business activity.

Revenue. Revenue from external customers, excluding intersegment sales, for the three months ended March 31, 2020 decreased by $20.9 million, or 14.5%, to $123.5 million from $144.4 million for the three months ended March 31, 2019. Revenue decreased across all segments, partially due to the COVID-19 pandemic and the sharp decline in oil prices. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

Cost of revenue, exclusive of depreciation and amortization. Cost of revenue for the three months ended March 31, 2020 decreased by $10.0 million, or 9.7%, to $93.4 million from $103.4 million for the three months ended March 31, 2019. The decrease was driven by lower activity levels and mix of work in the TRS, Tubulars, and CE segments.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2020 decreased by $8.7 million, or 24.6%, to $26.7 million from $35.4 million for the three months ended March 31, 2019 due to the restructuring and cost cutting measures we implemented during 2019.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2020 decreased by $5.5 million, or 21.9%, to $19.7 million from $25.2 million for the three months ended March 31, 2019, as a result of a lower depreciable base and less intangible asset amortization.

Goodwill impairment. We recognized a goodwill impairment of $57.1 million for the three months ended March 31, 2020. There was no goodwill impairment charge during the three months ended March 31, 2019. See Note 6—Goodwill and Intangible Assets in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Severance and other charges, net. Severance and other charges, net for the three months ended March 31, 2020 increased by $20.3 million to $20.7 million from $0.5 million for the three months ended March 31, 2019. Severance and other charges, net for the three months ended March 31, 2020 was unfavorably impacted by fixed asset impairment charges of $15.5 million, intangible asset impairments of $4.7 million and severance and other costs of $0.5 million, primarily driven by the expected decrease in demand for our services and products as a result of lower oil prices due to the ongoing COVID-19 pandemic and the OPEC+ price war. See Note 16—Severance and Other Charges, net in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Foreign currency loss. Foreign currency loss for the three months ended March 31, 2020 changed by $10.4 million, to a loss of $9.9 million from a gain of $0.5 million for the three months ended March 31, 2019. The change in foreign currency results year-over-year was primarily driven by increased strengthening of the U.S. dollar in the current period as compared to the prior year period, partially due to the impact of COVID-19.

Income tax expense (benefit). Income tax expense (benefit) for the three months ended March 31, 2020 increased by $25.3 million to a benefit of $15.6 million from an expense of $9.8 million for the three months ended March 31, 2019. The variance in effective tax rates compared to the same period last year is due to the beneficial impact in the current period from the 5-year net operating loss carryback provision included in the recently-enacted Coronavirus Aid, Relief, and Economic Security Act.

Operating Segment Results

The following table presents revenue and Adjusted EBITDA by segment (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Tubular Running Services	$89,497	$98,079
Tubulars	12,542	18,657
Cementing Equipment	21,453	27,672
Total	$123,492	$144,408

Segment Adjusted EBITDA (1):
Tubular Running Services	$13,305	$17,735
Tubulars	1,396	4,112
Cementing Equipment	2,544	3,794
Corporate (2)	(10,186)	(15,983)
	$7,059	$9,658

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

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Tubular Running Services

Revenue for the TRS segment was $89.5 million for the three months ended March 31, 2020, a decrease of $8.6 million, or 8.8%, compared to $98.1 million for the same period in 2019. The decrease was driven by COVID-19-related activity disruptions and initial customer spending cuts in response to falling oil prices in the U.S., Middle East, Africa, and Canada, partially offset by improved year-over-year results in Mexico, Asia Pacific and Europe.

Adjusted EBITDA for the TRS segment was $13.3 million for the three months ended March 31, 2020, a decrease of $4.4 million, or 25.0%, compared to $17.7 million for the same period in 2019. Segment results were negatively impacted by the activity declines in Africa, the U.S., Middle East and Canada.

Tubulars

Revenue for the Tubulars segment was $12.5 million for the three months ended March 31, 2020, a decrease of $6.1 million, or 32.8%, compared to $18.7 million for the same period in 2019, primarily as a result of lower drilling tools activity and lower tubular sales during the current period, due in part to COVID-19-related activity disruptions and initial customer spending cuts in response to falling oil prices.

Adjusted EBITDA for the Tubulars segment was $1.4 million for the three months ended March 31, 2020, a decrease of $2.7 million, or 66.1%, compared to $4.1 million for the same period in 2019. Lower drilling tools activity and lower tubular sales impacted the current period.

Cementing Equipment

Revenue for the CE segment was $21.5 million for the three months ended March 31, 2020, a decrease of $6.2 million, or 22.5%, compared to $27.7 million for the same period in 2019, driven by lower product sales in the U.S. as a result of falling oil prices.

Adjusted EBITDA for the CE segment was $2.5 million for the three months ended March 31, 2020, a decrease of $1.3 million, or 32.9%, compared to $3.8 million for the same period in 2019, primarily due to lower revenue, particularly in the U.S. offshore market.

Corporate

Adjusted EBITDA for Corporate was a loss of $10.2 million for the three months ended March 31, 2020, an improvement of $5.8 million, or 36.3%, compared to a loss of $16.0 million for the same period in 2019, primarily due to lower costs associated with restructuring and cost cutting measures we implemented during 2019.

Liquidity and Capital Resources

Liquidity

At March 31, 2020, we had cash and cash equivalents of $170.9 million and no debt. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements. The COVID-19 pandemic has significantly reduced economic activity levels across the globe, which has resulted in lower demand for oil and natural gas, as well as for our services and products. The reduced demand for our services and products has had, and is likely to continue to have, a material adverse impact on our business, results of operations and financial condition. In consideration of these risks, we are undertaking additional measures to protect liquidity. These measures include increased focus on collection of receivables, with particular attention to the U.S. onshore market, enhanced customer credit review, special measures to reduce risks of high-cost inventory items, and enhanced cash reporting requirements.

Our total capital expenditures are estimated to range between $20.0 million and $25.0 million in 2020, of which we expect approximately 90% will be used for the purchase and manufacture of equipment and 10% for other property, plant and equipment, inclusive of capitalized enterprise resource planning software implementation costs. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions and timing of deliveries. During the three months ended March 31, 2020 and 2019, cash expenditures related to property, plant and equipment and intangibles were $10.0 million and $8.1 million, respectively, all of which were funded from internally generated funds. We believe our cash on hand should be sufficient to fund our capital expenditure and liquidity requirements for the remainder of 2020.

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

As of March 31, 2020, FINV had no borrowings outstanding under the ABL Credit Facility, letters of credit outstanding of $9.1 million and availability of $46.8 million. At this time, due to our expected ability to fund our capital expenditure and liquidity requirements from cash on hand, we do not anticipate a need to borrow under the ABL Credit Facility during the remainder of 2020. Further, we do not believe that an FCCR Trigger Event will occur in the remainder of 2020.

Tax Receivable Agreement

We entered into the TRA with FICV and Mosing Holdings in connection with our IPO. The TRA generally provides for the payment by us to Mosing Holdings of 85% of the net cash savings, if any, U.S. federal, state and local income tax and franchise tax that we actually realize (or are deemed to realize in certain circumstances) in periods after our IPO as a result of (i) tax basis increases resulting from the transfer of FICV interests to us in connection with the conversion of shares of Preferred Stock into shares of our common stock and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. We will retain the remaining 15% of cash savings, if any. Payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment. The payments under the TRA will not be conditioned upon a holder of rights under the TRA having a continued ownership interest in FINV. As of April 30, 2020, based on the best information available to us, the Mosing family collectively owns approximately 52%, of our common shares.

The payment obligations under the TRA are our obligations and are not obligations of FICV. The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we exercise our right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of controls), and we make the termination payment specified in the TRA.

If we elect to execute our sole right to terminate the TRA early (or if it terminates early as a result of our breach), we would be required to make a substantial immediate lump-sum payment equal to the present value of the hypothetical future payments that could be required to be paid under the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits, determined by applying a discount rate equal to the long-term Treasury rate in effect on the applicable date plus 300 basis points. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control.

In certain circumstances, we may be required to make payments under the TRA that we have entered into with Mosing Holdings. In most circumstances, these payments will be associated with the actual cash savings that we recognize from tax benefits resulting from the conversion of Preferred Stock, which would reduce the actual tax benefit to us. If we were to elect to exercise our sole right to terminate the TRA early or enter into certain change of control transactions, we may incur payment obligations prior to the time we actually incur any tax benefit. In those circumstances, we would need to pay the amounts out of cash on hand, finance the payments or refrain from incurring the obligation (including by not entering into a change of control transaction). Though we do not have any present intention of incurring an advance payment under the TRA, based on our current liquidity and our expected ability to access debt and equity financing, we believe we would be able to make such a payment if necessary. Any such payment could reduce our cash on hand and our borrowing availability, however, which would also reduce the amount of cash available to operate our business, to fund capital expenditures and to be paid as dividends to our stockholders, among other things. Please see Note 12—Related Party Transactions in the Notes to Unaudited Condensed Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

Cash flows from our operations, investing and financing activities are summarized below (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Operating activities	$(22,252)	$(29,770)
Investing activities	(10,039)	(787)
Financing activities	(1,521)	(2,497)
	(33,812)	(33,054)
Effect of exchange rate changes on cash	9,327	(376)
Net decrease in cash, cash equivalents and restricted cash	$(24,485)	$(33,430)

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

Operating Activities

Cash flow used in operating activities was $22.3 million for the three months ended March 31, 2020 compared to cash flow used in operating activities of $29.8 million for the same period in 2019. The change in cash flow from operating activities of $7.5 million was primarily due to a decrease in employee cash compensation and favorable changes in the realized positions of our foreign currency derivative contracts, partially offset by unfavorable working capital changes.

Investing Activities

Cash flow used in investing activities was $10.0 million for the three months ended March 31, 2020 compared to $0.8 million in the same period in 2019. The change in cash flow from investing activities of $9.3 million was driven by a $1.8 million increase in the purchases of property, plant, equipment and intangibles. First quarter of 2019 investing activities included net proceeds from sales of investments of $7.4 million that did not reoccur in the first quarter of 2020.

Financing Activities

Cash flow used in financing activities was $1.5 million for the three months ended March 31, 2020 compared to $2.5 million in the same period in 2019. The decrease in cash flow used in financing activities of $1.0 million was due to decreased repayment of borrowings of $1.7 million and treasury shares withheld of $0.4 million, partially offset by repurchases under our publicly announced share repurchase program of $1.0 million during the first quarter of 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report. Our exposure to market risk has not changed materially since December 31, 2019.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of March 31, 2020 and December 31, 2019. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows. Please see Note 15—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks discussed below and under the heading “Risk Factors” in our Annual Report, which risks could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Our business depends on the level of activity in the oil and gas industry, which is significantly affected by oil and gas prices and other factors.

Our business depends on the level of activity in oil and gas exploration, development and production in market sectors worldwide. Oil and gas prices and market expectations of potential changes in these prices significantly affect this level of activity. However, higher commodity prices do not necessarily translate into increased drilling or well construction and completion activity, since customers’ expectations of future commodity prices typically drive demand for our services and products. The availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect the demand for our services and products. Worldwide military, political and economic events have in the past contributed to oil and gas price volatility and continue to do so at present. Average daily prices for New York Mercantile Exchange West Texas Intermediate ranged from a high of approximately $63/Bbl in January 2020 to a low of negative $37/Bbl in April 2020. This significant decline in crude oil prices has largely been attributable to the recent actions of Saudi Arabia and Russia, which have resulted in a substantial decrease in oil and natural gas prices, and the global outbreak of COVID-19, which has reduced demand for oil and natural gas because of significantly reduced global and national economic activity. Specifically, in March 2020, Saudi Arabia and Russia failed to agree on a plan to cut production of oil and gas within OPEC and Russia. Subsequently, Saudi Arabia announced plans to increase production to record levels and reduce the prices at which they sell oil. We cannot predict whether or when oil production and economic activities will return to normalized levels. Saudi Arabia and Russia subsequently announced production cuts, but even with such cuts oil prices could remain at current levels, or decline further, for an extended period of time. If current levels are sustained or decline further, certain of our customers may be unable to pay their vendors and service providers, including us, as a result of the decline in commodity prices. Reduced activity in our areas of operation as a result of decreased capital spending could have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices.

The demand for our services and products may also be generally affected by numerous factors, including:

•	the level of worldwide oil and gas exploration and production;

•	the cost of exploring for, producing and delivering oil and gas;

•	demand for energy, which is affected by worldwide economic activity and population growth;

•	the level of excess production capacity;

•	the discovery rate of new oil and gas reserves;

•	the ability of OPEC to set and maintain production levels for oil;

•	the level of production by non-OPEC countries;

•	global or national health concerns, including health epidemics such as the outbreak of COVID-19 at the beginning of 2020;

•	the location of oil and gas drilling and production activity, including the relative amounts of activity onshore and offshore;

•	the technical specifications of wells including depth of wells and complexity of well design;

•	U.S. and global political and economic uncertainty or inactivity, socio-political unrest and instability or hostilities;

•	demand for, availability of and technological viability of, alternative sources of energy; and

•	technological advances affecting energy exploration, production, transportation and consumption.

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

A significant amount of our U.S. onshore business is focused on unconventional shale resource plays. The demand for those services and products is substantially affected by oil and gas prices and market expectations of potential changes in these prices. If commodity prices remain depressed, demand for our services and products in the U.S. onshore market could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. Any actual or anticipated reduction in oil or gas prices may reduce the level of exploration, drilling and production activities. Prolonged low oil prices have resulted in softer demand for our products and services and if prices remain at current levels, demand could be further reduced. Additionally, we have reduced pricing in some of our customer contracts in light of the volatility of the oil and gas market.

Furthermore, the oil and gas industry has historically experienced periodic downturns, which have been characterized by reduced demand for oilfield products and services and downward pressure on the prices we charge. A significant downturn in the oil and gas industry has adversely affected the demand for oilfield services and our business, financial condition and results of operations since late 2014. In the first quarter of 2020, demand further decreased due to the COVID-19 outbreak and increased oil production out of Saudi Arabia and Russia. With the continued downturn, demand for our products and services has not returned to the levels experienced prior to late 2014. We cannot be assured that there will be a significant recovery in the demand for our products and services to equal or approach levels experienced prior to the downturn.

The recent downturns in 2014 and 2020 in the oil and gas industry have negatively affected, and will likely continue to affect, our ability to accurately predict customer demand, causing us to potentially hold excess or obsolete inventory and experience a reduction in gross margins and financial results.

We may not be able to accurately predict what or how many products our customers will need in the future. Orders are placed with our suppliers based on forecasts of customer demand and, in some instances, we may establish buffer inventories to accommodate anticipated demand. Our forecasts of customer demand are based on multiple assumptions, each of which may introduce errors into the estimates. In addition, many of our suppliers require a longer lead time to provide products than our customers demand for delivery of our finished products. If we overestimate customer demand, we may allocate resources to the purchase of material or manufactured products that we may not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce gross margin and adversely affect financial results. We overestimated customer demand for our pipe and connectors inventory, and this resulted in a material impairment charge in 2017. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect profit margins, increase product obsolescence and restrict our ability to fund our operations. Recently, the uncertainty surrounding the duration and spread of the COVID-19 pandemic along with the market volatility due to increased oil production from Russia and Saudi Arabia have further decreased our ability to accurately estimate demand for our services and products. In particular, sporadic suspensions of activity in certain locations due to local outbreaks of COVID-19 are difficult or impossible to anticipate, and can cause interruption of revenue and delays in availability of equipment and personnel for subsequent work, interfering with our ability to plan allocation of resources over time.

We may be exposed to unforeseen risks in our services and product manufacturing, which could adversely affect our results of operations.

We operate a number of manufacturing facilities to support our operations. In addition, we also manufacture certain products, including large OD pipe connectors and cementing products that we sell directly to external customers. The equipment and management systems necessary for such operations may break down, perform poorly or fail, resulting in fluctuations in manufacturing efficiencies. In addition, in the event of an outbreak of COVID-19 among workers at a manufacturing facility, all or some of the workers at the facility might become temporarily unavailable due to required public health measures. Any such disruptions caused by equipment or personnel availability could negatively impact our ability to manufacture and timely deliver products to our customers or our field operations, which could materially and negatively impact the results of our operations. In addition, in such circumstances our customers might cancel purchase orders for failure to timely deliver the products, potentially leading to us holding excess or obsolete inventory, which would reduce gross margin and adversely affect financial results.

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

Our operations require personnel with specialized skills and experience. Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers is high, the supply can be limited in certain jurisdictions, and the cost to attract and retain qualified personnel has increased over the past few years. In addition, we are currently a party to collective bargaining or similar agreements in certain international areas in which we operate, which could result in increases in the wage rates that we must pay to retain our employees. Furthermore, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. Finally, the recent COVID-19 pandemic provides an illustrative example of how a pandemic or other health crisis can impact our operations and business by affecting the health of skilled workers and rendering them unable to work or travel. These events may cause our capacity to be diminished, our ability to respond quickly to customer demands or strong market conditions may be inhibited and our growth potential could be impaired, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our operations and our customers’ operations are subject to a variety of governmental laws and regulations that may increase our costs, limit the demand for our services and products or restrict our operations.

Our business and our customers’ businesses may be significantly affected by:

•	federal, state and local restrictions on business activity and travel including stay at home orders and quarantines such as those enacted in response to COVID-19;

•	federal, state and local and non-U.S. laws and other regulations relating to oilfield operations, worker safety and protection of the environment and natural resources;

•	changes in these laws and regulations; and

•	the level of enforcement of these laws and regulations.

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

Our business is dependent on capital spending by our customers, and reductions in capital spending in response to declining commodity prices will have a material adverse effect on our business.

Any change in capital expenditures by our customers or reductions in their capital spending could directly impact our business by reducing demand for our products and services and could have a material adverse effect on our business. Our customers are subject to risks which, in turn, could impact our business, including recent volatile oil and gas prices caused by COVID-19 and increased oil production from Russia and Saudi Arabia, difficulty accessing capital on economically advantageous terms and adverse developments in their own business or operations. With respect to national oil company customers, we are also subject to risk of policy, regime and budgetary changes.

We face risks related to natural disasters, which could result in severe property damage or materially and adversely disrupt our operations and affect travel required for our worldwide operations.

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

In addition, a portion of our business involves the movement of people and certain parts and supplies to or from foreign locations. Any restrictions on travel or shipments to and from foreign locations, due to the occurrence of natural disasters such as earthquakes, floods or hurricanes, in these locations, could significantly disrupt our operations and decrease our ability to provide services to our customers. If a natural disaster were to impact a location where we have a high concentration of business and resources, our local facilities and workforce could be affected by such an occurrence or outbreak which could also significantly disrupt our operations and decrease our ability to provide services and products to our customers.

Events outside of our control, including a pandemic, epidemic or outbreak of an infectious disease, such as the recent global outbreak of COVID-19, have materially adversely affected, and may further materially adversely affect, our business.

We face risks related to pandemics, epidemics, outbreaks or other public health events that are outside of our control, and could significantly disrupt our operations and adversely affect our financial condition. For example, the recent global outbreak of COVID-19 has reduced demand for oil and natural gas because of significantly reduced global and national economic activity. In addition, the impact of COVID-19 or other public health events may adversely affect our operations or the health of our workforce and the workforces of our customers and service providers by rendering employees or contractors unable to work or unable to access our and their facilities for an indefinite period of time. On March 13, 2020, the United States declared the COVID-19 pandemic a national emergency, and several states, including Texas and Louisiana, and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Our business involves movement of people and certain parts and supplies to or from foreign locations, and the travel restrictions many governments have imposed due to COVID-19 have significantly disrupted such movement and decreased our ability to provide products and services to our customers. To the extent COVID-19 continues or worsens, governments may impose additional similar restrictions.

In addition, the technology required for the corresponding transition to remote work increases our vulnerability to cybersecurity threats, including threats to gain unauthorized access to sensitive information or to render data or systems unusable, the impact of which may have material adverse effects on our business and operations. See “Item 1A. Risk Factors—Risks Related to Our Business-Our business could be negatively affected by cybersecurity threats and other disruptions” in our Annual Report on Form 10-K for the year ended December 31, 2019.

As the potential impact from COVID-19 is difficult to predict, the extent to which it may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results.

Customer credit risks could result in losses.

The concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. Those countries that rely heavily upon income from hydrocarbon exports would be hit particularly hard by a drop in oil prices such as the drop that has occurred in recent months. The impact of the most recent downturn on our customers and their ability to continue operations and pay for our services is uncertain. Further, laws in some jurisdictions in which we operate could make collection difficult or time consuming. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we cannot assure such reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations.

Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. To the extent one or more of our key customers is in financial distress or commences bankruptcy proceedings, contracts with these customers may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code and similar international laws. Any material nonpayment or nonperformance by our key customers could adversely affect our business, financial condition and results of operations. The current downturn in our industry as a result of the COVID-19 pandemic along with the market volatility due to increased oil production from Russia and Saudi Arabia has exacerbated these credit risks.

In addition, customers experiencing financial difficulty may delay payment for our products and services. Such delays, even if accounts are ultimately paid in full, could reduce our cash resources available and materially and adversely impact our credit available from suppliers and financial institutions.

Our executive officers and certain key personnel are critical to our business, and these officers and key personnel may not remain with us in the future.

Our future success depends in substantial part on our ability to hire and retain our executive officers and other key personnel who possess extensive expertise, talent and leadership and are critical to our success. The diminution or loss of the services of these individuals, or other integral key personnel affiliated with entities that we acquire in the future, could have a material adverse effect on our business. The public health concerns posed by COVID-19 could pose a risk to our employees and may render our employees unable to work or travel. The extent to which COVID-19 may impact our employees, and subsequently our business, cannot be predicted at this time. We continue to monitor the situation, have actively implemented policies and practices to address the situation, and may adjust our current policies and practices as more information and guidance become available. Furthermore, we may not be able to enforce all of the provisions in agreements we have entered into with certain of our executive officers, and such agreements may not otherwise be effective in retaining such individuals. In addition, we may not be able to retain key employees of entities that we acquire in the future. This may impact our ability to successfully integrate or operate the assets we acquire.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
January 1 - January 31	—	$—	—	$40,000,000
February 1 - February 29	—	$—	—	$40,000,000
March 1 - March 31	372,682	$2.73	372,682	$38,982,754
Total	372,682	$2.73	372,682

(1)
This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. The Company administers cashless settlements and does not repurchase stock in connection with cashless settlements.

(2)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $38,982,754 remained authorized for repurchases as of March 31, 2020. From the inception of this program in February 2020 through March 31, 2020, we repurchased 372,682 shares of our common stock for a total cost of approximately $1.0 million. This program was suspended during the second quarter of 2020.

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
*101.1
The following materials from Frank’s International N.V.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANK’S INTERNATIONAL N.V.

Date:	May 11, 2020	By:	/s/ Melissa Cougle
Melissa Cougle
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)