Form 10-Q
period 2020-06-30
FRANK'S INTERNATIONAL N.V.
filed 2020-08-04
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
OR
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
Yes ☐ No ☑
As of July 28, 2020, there were 226,142,257 shares of common stock, €0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$192,921	$195,383
Restricted cash	1,358	1,357
Accounts receivables, net	137,068	166,694
Inventories, net	79,857	78,829
Assets held for sale	8,732	13,795
Other current assets	8,943	10,360
Total current assets	428,879	466,418

Property, plant and equipment, net	297,794	328,432
Goodwill	42,785	99,932
Intangible assets, net	9,643	16,971
Deferred tax assets, net	15,774	16,590
Operating lease right-of-use assets	29,594	32,585
Other assets	29,513	33,237
Total assets	$853,982	$994,165

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$104,022	$120,321
Current portion of operating lease liabilities	7,854	7,925
Deferred revenue	425	657
Total current liabilities	112,301	128,903

Deferred tax liabilities	1,503	2,923
Non-current operating lease liabilities	22,803	24,969
Other non-current liabilities	23,711	27,076
Total liabilities	160,318	183,871

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, €0.01 par value, 798,096,000 shares authorized, 228,292,992 and 227,000,507 shares issued and 225,927,200 and 225,510,650 shares outstanding	2,860	2,846
Additional paid-in capital	1,082,008	1,075,809
Accumulated deficit	(341,349)	(220,805)
Accumulated other comprehensive loss	(30,013)	(30,298)
Treasury stock (at cost), 2,365,792 and 1,489,857 shares	(19,842)	(17,258)
Total stockholders’ equity	693,664	810,294
Total liabilities and equity	$853,982	$994,165
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Services	$74,583	$127,091	$179,666	$242,497
Products	11,518	28,563	29,927	57,565
Total revenue	86,101	155,654	209,593	300,062

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization
Services	61,051	85,785	140,431	169,024
Products	8,286	23,475	22,274	43,603
General and administrative expenses	22,286	34,026	48,969	69,437
Depreciation and amortization	17,252	23,913	36,970	49,155
Goodwill impairment	—	—	57,146	—
Severance and other charges, net	5,162	815	25,887	1,270
(Gain) loss on disposal of assets	(650)	154	(590)	381
Operating loss	(27,286)	(12,514)	(121,494)	(32,808)

Other income (expense):
Tax receivable agreement related adjustments	—	220	—	220
Other income, net	156	669	2,182	1,198
Interest income, net	178	426	711	1,194
Foreign currency gain (loss)	1,693	(661)	(8,199)	(178)
Total other income (expense)	2,027	654	(5,306)	2,434

Loss before income taxes	(25,259)	(11,860)	(126,800)	(30,374)
Income tax expense (benefit)	8,986	3,300	(6,577)	13,073
Net loss	$(34,245)	$(15,160)	$(120,223)	$(43,447)

Loss per common share:
Basic and diluted	$(0.15)	$(0.07)	$(0.53)	$(0.19)

Weighted average common shares outstanding:
Basic and diluted	225,853	225,052	225,855	224,854
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net loss	$(34,245)	$(15,160)	$(120,223)	$(43,447)
Other comprehensive income (loss):
Foreign currency translation adjustments	(139)	458	285	708
Total other comprehensive income (loss)	(139)	458	285	708
Comprehensive loss	$(34,384)	$(14,702)	$(119,938)	$(42,739)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2019
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Stock	Equity
Balances at December 31, 2018	224,290	$2,829	$1,062,794	$16,860	$(32,338)	$(15,373)	$1,034,772
Cumulative effect of accounting change	—	—	—	(700)	—	—	(700)
Net loss	—	—	—	(28,287)	—	—	(28,287)
Foreign currency translation adjustments	—	—	—	—	250	—	250
Equity-based compensation expense	—	—	2,574	—	—	—	2,574
Common shares issued upon vesting of share-based awards	720	8	(8)	—	—	—	—
Common shares issued for employee stock purchase plan	154	2	690	—	—	—	692
Treasury shares withheld	(220)	—	—	—	—	(1,452)	(1,452)
Balances at March 31, 2019	224,944	$2,839	$1,066,050	$(12,127)	$(32,088)	$(16,825)	$1,007,849
Net loss	—	—	—	(15,160)	—	—	(15,160)
Foreign currency translation adjustments	—	—	—	—	458	—	458
Change in marketable securities	—	—	—	(1,636)	1,636	—	—
Equity-based compensation expense	—	—	3,017	—	—	—	3,017
Common shares issued upon vesting of share-based awards	186	2	(2)	—	—	—	—
Treasury shares withheld	(15)	—	—	—	—	(88)	(88)
Balances at June 30, 2019	225,115	$2,841	$1,069,065	$(28,923)	$(29,994)	$(16,913)	$996,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2020
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Stock	Equity
Balances at December 31, 2019	225,511	$2,846	$1,075,809	$(220,805)	$(30,298)	$(17,258)	$810,294
Cumulative effect of accounting change	—	—	—	(321)	—	—	(321)
Net loss	—	—	—	(85,978)	—	—	(85,978)
Foreign currency translation adjustments	—	—	—	—	424	—	424
Equity-based compensation expense	—	—	2,146	—	—	—	2,146
Common shares issued upon vesting of share-based awards	937	10	(10)	—	—	—	—
Common shares issued for employee stock purchase plan	126	1	551	—	—	—	552
Treasury shares withheld	(293)	—	—	—	—	(1,056)	(1,056)
Share repurchase program	(373)	—	—	—	—	(1,017)	(1,017)
Balances at March 31, 2020	225,908	$2,857	$1,078,496	$(307,104)	$(29,874)	$(19,331)	$725,044
Net loss	—	—	—	(34,245)	—	—	(34,245)
Foreign currency translation adjustments	—	—	—	—	(139)	—	(139)
Equity-based compensation expense	—	—	3,515	—	—	—	3,515
Common shares issued upon vesting of share-based awards	229	3	(3)	—	—	—	—
Treasury shares withheld	(13)	—	—	—	—	(31)	(31)
Share repurchase program	(197)	—	—	—	—	(480)	(480)
Balances at June 30, 2020	225,927	$2,860	$1,082,008	$(341,349)	$(30,013)	$(19,842)	$693,664
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(120,223)	$(43,447)
Adjustments to reconcile net loss to cash from operating activities
Depreciation and amortization	36,970	49,155
Equity-based compensation expense	5,661	5,591
Goodwill impairment	57,146	—
Loss on asset impairments and retirements	20,532	—
Amortization of deferred financing costs	194	177
Deferred tax provision (benefit)	(1,690)	3,702
Provision for bad debts	1,750	85
(Gain) loss on disposal of assets	(590)	381
Changes in fair value of investments	813	(1,879)
Unrealized (gain) loss on derivative instruments	—	204
Other	(380)	(373)
Changes in operating assets and liabilities
Accounts receivable	24,465	(14,334)
Inventories	(4,539)	(2,323)
Other current assets	2,272	2,063
Other assets	390	111
Accounts payable and accrued liabilities	(15,187)	(17,118)
Deferred revenue	(226)	22
Other non-current liabilities	(3,212)	594
Net cash provided by (used in) operating activities	4,146	(17,389)

Cash flows from investing activities
Purchases of property, plant and equipment and intangibles	(20,259)	(17,240)
Proceeds from sale of assets	6,565	260
Proceeds from sale of investments	2,832	31,739
Purchase of investments	—	(20,185)
Other	(256)	—
Net cash used in investing activities	(11,118)	(5,426)

Cash flows from financing activities
Repayments of borrowings	—	(3,492)
Treasury shares withheld for taxes	(1,086)	(1,542)
Treasury share repurchase	(1,498)	—
Proceeds from the issuance of ESPP shares	552	692
Deferred financing costs	—	(184)
Net cash used in financing activities	(2,032)	(4,526)
Effect of exchange rate changes on cash	6,543	(416)
Net decrease in cash, cash equivalents and restricted cash	(2,461)	(27,757)
Cash, cash equivalents and restricted cash at beginning of period	196,740	186,212
Cash, cash equivalents and restricted cash at end of period	$194,279	$158,455
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

Basis of Presentation

The condensed consolidated financial statements of FINV for the three and six months ended June 30, 2020 and 2019 include the activities of FINV, Frank’s International C.V. (“FICV”), Blackhawk Group Holdings, LLC (“Blackhawk”) and their wholly owned subsidiaries (either individually or together, as context requires, the “Company,” “we,” “us” or “our”). All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

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

Note 2—Cash, Cash Equivalents and Restricted Cash

        Amounts reported in the condensed consolidated balance sheets and condensed consolidated statements of cash flows as cash, cash equivalents and restricted cash at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$192,921	$195,383
Restricted cash	1,358	1,357
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$194,279	$196,740

Restricted cash primarily consists of cash deposits that collateralize our credit card program. Cash paid for income taxes, net of refunds, was $8.6 million and $4.4 million for the six months ended June 30, 2020 and 2019, respectively.

Note 3—Accounts Receivable, net

        Accounts receivable at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Trade accounts receivable, net of allowance for credit losses of $7,333 and $5,129, respectively	$78,082	$101,718
Unbilled receivables	26,121	43,422
Taxes receivable	29,239	18,516
Affiliated (1)	549	549
Other receivables	3,077	2,489
Total accounts receivable, net	$137,068	$166,694

(1)Amounts represent expenditures on behalf of non-consolidated affiliates.

        We estimate current expected credit losses on our accounts receivable at each reporting date. We estimate current expected credit losses based on our credit loss history, adjusted for current factors including global economic and business conditions, oil and natural gas industry and market conditions and customer mix.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4—Inventories, net

        Inventories at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Pipe and connectors, net of allowance of $17,823 and $18,287, respectively	$22,551	$21,779
Finished goods, net of allowance of $128 and $485, respectively	22,586	25,628
Work in progress	4,929	3,663
Raw materials, components and supplies	29,791	27,759
Total inventories, net	$79,857	$78,829

Note 5—Property, Plant and Equipment

        The following is a summary of property, plant and equipment at June 30, 2020 and December 31, 2019 (in thousands):

	Estimated Useful Lives in Years	June 30, 2020	December 31, 2019
Land	—	$29,744	$30,724
Land improvements	8-15	7,169	7,193
Buildings and improvements	13-39	114,314	116,182
Rental machinery and equipment	5-7	883,108	882,979
Machinery and equipment - other	7	56,992	60,182
Furniture, fixtures and computers	5	16,988	17,251
Automobiles and other vehicles	5	28,044	28,734
Leasehold improvements	7-15, or lease term if shorter	13,408	14,258
Construction in progress - machinery and equipment	—	44,106	46,564
		1,193,873	1,204,067
Less: Accumulated depreciation		(896,079)	(875,635)
Total property, plant and equipment, net		$297,794	$328,432

        During the six months ended June 30, 2020, we recorded fixed asset impairment charges of $15.5 million primarily associated with construction in progress in our Cementing Equipment segment, which is included in severance and other charges, net on our condensed consolidated statements of operations. During the first quarter of 2020, the results of the Company's test for impairment of goodwill in the Cementing Equipment segment as a result of negative market indicators was a triggering event that indicated that our long-lived tangible assets in this segment were impaired. Impairment testing performed in the first quarter resulted in the determination that certain long-lived assets were not recoverable and that the estimated fair value was below the carrying value. No impairments were recognized during the three months ended June 30, 2020 or the three and six months ended June 30, 2019. Please see Note 16—Severance and Other Charges, net for additional details.

During the second quarter of 2019, we sold a building classified as held for sale for $0.2 million and recorded an immaterial loss. During the second quarter of 2020, we sold a building classified as held for sale for $5.4 million and recorded a gain of $0.6 million.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        The following table presents the depreciation and amortization expense associated with each line item for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Services	$15,771	$20,907	$33,034	$42,412
Products	184	425	423	859
General and administrative expenses	1,297	2,581	3,513	5,884
Total	$17,252	$23,913	$36,970	$49,155

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        No goodwill impairment was recorded during the three months ended June 30, 2020 or for the three and six months ended June 30, 2019. At June 30, 2020, goodwill is allocated to our reportable segments as follows: Cementing Equipment - approximately $24.1 million; Tubular Running Services - approximately $18.7 million.

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

        The following table provides information related to our intangible assets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer Relationships	$28,300	$(25,552)	$2,748	$32,890	$(23,946)	$8,944
Intellectual Property	13,860	(6,965)	6,895	14,029	(6,002)	8,027
Total intangible assets	$42,160	$(32,517)	$9,643	$46,919	$(29,948)	$16,971

Our intangible assets are primarily associated with our Cementing Equipment segment. Amortization expense for intangible assets was $0.9 million and $2.8 million for the three months ended June 30, 2020 and 2019, respectively, and $2.6 million and $5.7 million for the six months ended June 30, 2020 and 2019, respectively. During the first quarter of 2020, the results of the Company's test for impairment of goodwill in the Cementing Equipment segment as a result of the negative market indicators described above was a triggering event that indicated that our intangible assets in this segment were impaired. Impairment testing performed in the first quarter resulted in the determination that certain intangible assets were not recoverable and that the estimated fair value was below the carrying value. As a result, during the six months ended June 30, 2020, impairment charges of $4.7 million were recorded associated with certain customer relationships and intellectual property intangible assets in our Cementing Equipment segment, which are included in severance and other charges, net on the condensed consolidated statements of operations. No intangible asset impairment was recorded during the three months ended June 30, 2020 or the three and six months ended June 30, 2019. Please see Note 16—Severance and Other Charges, net for additional details.

Note 7—Other Assets

        Other assets at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Cash surrender value of life insurance policies (1)	$24,191	$27,313
Deposits	2,227	2,119
Other	3,095	3,805
Total other assets	$29,513	$33,237

(1)See Note 10—Fair Value Measurements for additional information.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8—Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accounts payable	$19,086	$16,793
Accrued compensation	19,182	23,988
Accrued property and other taxes	20,163	20,099
Accrued severance and other charges	3,986	5,837
Income taxes	15,851	19,166
Affiliated (1)	2,224	1,694
Accrued purchase orders and other	23,530	32,744
Total accounts payable and accrued liabilities	$104,022	$120,321

(1)Represents amounts owed to non-consolidated affiliates.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As of June 30, 2020, FINV had no borrowings outstanding under the ABL Credit Facility, letters of credit outstanding of $9.2 million and availability of $25.1 million.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2020 and December 31, 2019, were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2020
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$24,191	$—	$24,191
Marketable securities - other	3	—	—	3
Liabilities:
Deferred compensation plan	—	20,385	—	20,385

December 31, 2019
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$27,313	$—	$27,313
Marketable securities - other	8	—	—	8
Liabilities:
Derivative financial instruments	—	324	—	324
Deferred compensation plan	—	23,251	—	23,251

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

        As of June 30, 2020, we had no foreign currency derivative contracts outstanding. As of December 31, 2019, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

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

        The following table summarizes the location and amounts of the realized and unrealized gains and losses on derivative contracts in the condensed consolidated statements of operations (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative Contracts	2020	2019	2020	2019
Unrealized loss on foreign currency contracts	Other income, net	$—	$(700)	$—	$(204)
Realized gain (loss) on foreign currency contracts	Other income, net	—	1,072	1,475	412
Total net gain (loss) on foreign currency contracts		$—	$372	$1,475	$208

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

Note 12—Related Party Transactions

        We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease facilities from these affiliated companies. Rent expense associated with our related party leases was $0.7 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively, and $1.4 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, $5.3 million of our operating lease right-of-use assets and $6.0 million of our lease liabilities were associated with related party leases.
Tax Receivable Agreement

        Mosing Holdings, LLC ("Mosing Holdings") and its permitted transferees converted all of their shares of Series A convertible preferred stock in FICV (the “Preferred Stock”) into shares of our common stock on August 26, 2016, in connection with their delivery to FINV of all of their interests in FICV (the “Conversion”). As a result of an election under Section 754 of the Internal Revenue Code made by FICV, the Conversion resulted in an adjustment to the tax basis of the tangible and intangible assets of FICV with respect to the portion of FICV transferred to FINV

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
by Mosing Holdings and its permitted transferees. These adjustments are allocated to FINV. The adjustments to the tax basis of the tangible and intangible assets of FICV described above would not have been available absent the Conversion. The basis adjustments may reduce the amount of tax that FINV would otherwise be required to pay in the future. These basis adjustments may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

        The tax receivable agreement (the "TRA") that we entered into with FICV and Mosing Holdings in connection with our initial public offering (“IPO”) generally provides for the payment by FINV to Mosing Holdings of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (or are deemed to realize in certain circumstances) in periods after our IPO as a result of (i) tax basis increases resulting from the Conversion and (ii) imputed interest deemed to be paid by FINV as a result of, and additional tax basis arising from, payments under the TRA. We will retain the benefit of the remaining 15% of these cash savings, if any. Payments FINV makes under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. The payments under the TRA will not be conditioned upon a holder of rights under the TRA having a continued ownership interest in FINV.

        The estimation of the amount and timing of payments under the TRA is by its nature imprecise. For purposes of the TRA, cash savings in tax generally are calculated by comparing FINV’s actual tax liability to the amount FINV would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRA. The amounts payable, as well as the timing of any payments, under the TRA are dependent upon significant future events and assumptions, including the amount and timing of the taxable income FINV generates in the future. As of June 30, 2020, FINV has had a cumulative loss over the prior 36-month period. Based on this history of losses, as well as uncertainty regarding the timing and amount of future taxable income, we are no longer able to conclude that there will be future cash savings that will lead to additional payouts under the TRA. Additional TRA liability may be recognized in the future based on changes in expectations regarding the timing and likelihood of future cash savings.

        The payment obligations under the TRA are FINV’s obligations and are not obligations of FICV. The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless FINV elects to exercise its right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control), and FINV makes the termination payment specified by the TRA. If FINV elects to terminate the TRA early, which it may do in its sole discretion (or if it terminates early as a result of our breach), it would be required to make a substantial, immediate lump-sum payment equal to the present value of the hypothetical future payments that could be required to be paid under the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits), determined by applying a discount rate equal to the long-term Treasury rate in effect on the applicable date plus 300 basis points. Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on June 30, 2020, the estimated termination payment would be approximately $57.4 million (calculated using a discount rate of 4.18%). The foregoing number is merely an estimate and the actual payment could differ materially.

        Because FINV is a holding company with no operations of its own, its ability to make payments under the TRA is dependent on the ability of our operating subsidiaries to make distributions to it in an amount sufficient to cover FINV’s obligations under such agreement. The ability of certain of our operating subsidiaries to make such distributions will be subject to, among other things, the applicable provisions of Dutch law that may limit the amount of funds available for distribution and restrictions in our debt instruments. To the extent that FINV is unable to make payments under the TRA for any reason (except in the case of an acceleration of payments thereunder occurring in connection with an early termination of the TRA or certain mergers or change of control) such payments will be deferred and will accrue interest until paid, and FINV will be prohibited from paying dividends on its common stock.

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

        The following table summarizes the basic and diluted loss per share calculations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator
Net loss	$(34,245)	$(15,160)	$(120,223)	$(43,447)
Denominator
Basic and diluted weighted average common shares (1)	225,853	225,052	225,855	224,854
Loss per common share:
Basic and diluted	$(0.15)	$(0.07)	$(0.53)	$(0.19)

(1)	Approximate number of unvested restricted stock units and stock to be issued pursuant to the ESPP that have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive when results from operations are at a net loss position.	707	705	955	826

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

        Our effective tax rate was (35.6)% and (27.8)% for the three months ended June 30, 2020 and 2019, respectively, and 5.2% and (43.0)% for the six months ended June 30, 2020 and 2019, respectively. The quarterly variance in effective tax rates is primarily due to a change in the geographical mix of income. The variance in effective tax rates compared to the same six month period last year is due to the beneficial impact in the current period of a provision in the recently-enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which allows corporations with net operating losses (“NOLs”) incurred in 2018, 2019 and 2020 to carry back such NOLs to each of the five years preceding the year of the NOL, beginning with the earliest year in which there is taxable income, and claim an income tax refund in the applicable carryback year. As a result of the NOL carryback provision in the CARES Act, we were able to recognize an income tax refund receivable as of June 30, 2020 of $17.5 million. We are subject to tax in many U.S. and foreign jurisdictions. In many foreign jurisdictions we are taxed on bases such as deemed profits or withholding taxes based on revenue. Consequently, the relationship between our pre-tax income and our income tax provision varies from period to period.

        We are under audit by certain foreign jurisdictions for the years 2008 - 2019. We do not expect the results of these audits to have any material effect on our financial statements.

        As of June 30, 2020, there were no significant changes to our uncertain tax positions as reported in our audited financial statements for the year ended December 31, 2019.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Commitments and Contingencies

        We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of June 30, 2020 and December 31, 2019. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

Our severance and other charges, net are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Severance and other costs	$4,794	$593	$5,332	$982
Fixed asset impairments and retirements	—	—	15,479	66
Inventory write-offs	368	222	368	222
Intangible asset impairments	—	—	4,708	—
	$5,162	$815	$25,887	$1,270

Severance and other costs: We incurred costs due to a continued effort to adjust our cost base, including reducing our workforce to meet the depressed demand in the industry. At June 30, 2020, our outstanding liability associated with our current program was approximately $4.0 million and included severance payments and other employee-related separation costs.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        Below is a reconciliation of our employee separation liability balance (in thousands):

	Tubular Running Services	Tubulars	Cementing Equipment	Corporate	Total
Balance at December 31, 2019	$2,000	$19	$1,632	$2,186	$5,837
Additions for costs expensed	3,456	15	675	1,186	5,332
Severance and other payments	(4,078)	(13)	(1,383)	(1,375)	(6,849)
Other adjustments	(8)	—	22	(348)	(334)
Balance at June 30, 2020	$1,370	$21	$946	$1,649	$3,986

Fixed asset impairments and retirements: During the six months ended June 30, 2019, we recognized $0.1 million of impairment related to assets held for sale. During the six months ended June 30, 2020, we recorded fixed asset impairment charges of $15.5 million primarily associated with construction in progress in our Cementing Equipment segment. Please see Note 5—Property, Plant and Equipment for additional details.

Inventory write-offs: During the six months ended June 30, 2020, certain inventories in our Cementing Equipment segment were determined to have costs that exceeded their net realizable values, resulting in a charge of $0.4 million.

        Intangible asset impairments: During the six months ended June 30, 2020, we identified certain intangible assets where the carrying value exceeded the fair value in the Cementing Equipment segment, resulting in an impairment charge of $4.7 million. Please see Note 6—Goodwill and Intangible Assets for additional details.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following tables presents our revenue disaggregated by geography, based on the location where our services were provided and products sold (in thousands):

	Three Months Ended June 30, 2020
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$18,874	$4,990	$7,284	$31,148
International	43,453	3,751	7,749	54,953
Total Revenue	$62,327	$8,741	$15,033	$86,101

	Three Months Ended June 30, 2019
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$41,408	$18,387	$21,341	$81,136
International	65,207	3,947	5,364	74,518
Total Revenue	$106,615	$22,334	$26,705	$155,654

	Six Months Ended June 30, 2020
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$49,043	$14,787	$20,815	$84,645
International	102,781	6,496	15,671	124,948
Total Revenue	$151,824	$21,283	$36,486	$209,593

	Six Months Ended June 30, 2019
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$79,563	$35,015	$42,919	$157,497
International	125,131	5,976	11,458	142,565
Total Revenue	$204,694	$40,991	$54,377	$300,062

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        Revenue by geographic area were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
United States	$31,148	$81,136	$84,645	$157,497
Europe/Middle East/Africa	21,886	38,655	57,320	75,055
Latin America	20,077	19,895	41,002	37,339
Asia Pacific	8,734	10,077	18,303	18,026
Other countries	4,256	5,891	8,323	12,145
Total Revenue	$86,101	$155,654	$209,593	$300,062

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The following table presents a reconciliation of Segment Adjusted EBITDA to net loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Segment Adjusted EBITDA:
Tubular Running Services	$4,049	$25,400	$17,354	$43,135
Tubulars	681	3,934	2,077	8,046
Cementing Equipment	886	3,029	3,430	6,823
Corporate (1)	(7,308)	(15,200)	(17,494)	(31,183)
	(1,692)	17,163	5,367	26,821
Goodwill impairment	—	—	(57,146)	—
Severance and other charges, net	(5,162)	(815)	(25,887)	(1,270)
Interest income, net	178	426	711	1,194
Depreciation and amortization	(17,252)	(23,913)	(36,970)	(49,155)
Income tax (expense) benefit	(8,986)	(3,300)	6,577	(13,073)
Gain (loss) on disposal of assets	650	(154)	590	(381)
Foreign currency gain (loss)	1,693	(661)	(8,199)	(178)
TRA related adjustments	—	220	—	220
Charges and credits (2)	(3,674)	(4,126)	(5,266)	(7,625)
Net loss	$(34,245)	$(15,160)	$(120,223)	$(43,447)

(1) Includes certain expenses not attributable to a particular segment, such as costs related to support functions and corporate executives.
(2) Comprised of Equity-based compensation expense (for the three months ended June 30, 2020 and 2019: $3,515 and $3,017, respectively, and for the six months ended June 30, 2020 and 2019: $5,661 and $5,591, respectively), Unrealized and realized gains (losses) (for the three months ended June 30, 2020 and 2019: $(111) and $383, respectively, and for the six months ended June 30, 2020 and 2019: $1,593 and $691, respectively) and Investigation-related matters (for the three months ended June 30, 2020 and 2019: $48 and $1,492, respectively, and for the six months ended June 30, 2020 and 2019: $1,198 and $2,725, respectively).

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        The following tables set forth certain financial information with respect to our reportable segments (in thousands):

	Tubular Running Services	Tubulars	Cementing Equipment	Corporate	Total
Three Months Ended June 30, 2020
Revenue from external customers	$62,327	$8,741	$15,033	$—	$86,101
Operating income (loss)	(13,252)	(184)	(2,486)	(11,364)	(27,286)
Adjusted EBITDA	4,049	681	886	(7,308)	*

Three Months Ended June 30, 2019
Revenue from external customers	$106,615	$22,334	$26,705	$—	$155,654
Operating income (loss)	8,700	3,089	(2,310)	(21,993)	(12,514)
Adjusted EBITDA	25,400	3,934	3,029	(15,200)	*

Six Months Ended June 30, 2020
Revenue from external customers	$151,824	$21,283	$36,486	$—	$209,593
Operating income (loss)	(14,567)	467	(79,984)	(27,410)	(121,494)
Adjusted EBITDA	17,354	2,077	3,430	(17,494)	*

Six Months Ended June 30, 2019
Revenue from external customers	$204,694	$40,991	$54,377	$—	$300,062
Operating income (loss)	8,841	6,283	(3,134)	(44,798)	(32,808)
Adjusted EBITDA	43,135	8,046	6,823	(31,183)	*

* Non-GAAP financial measure not disclosed.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals and our current expectations with respect to, among other things:

•our business strategy and prospects for growth;
•our cash flows and liquidity;
•our financial strategy, budget, projections and operating results;
•the amount, nature and timing of capital expenditures;
•the availability and terms of capital;
•competition and government regulations; and
•general economic conditions.

        Our forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “plan,” “potential,” “predict,” “project,” or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

•continuing uncertainty relating to global crude oil demand and crude oil prices that correspondingly may lead to further significant reductions in domestic oil and gas activity, which in turn could result in further significant declines in demand for our products and services;
•uncertainty regarding the extent and duration of the remaining restrictions in the United States and globally on various commercial and economic activities due to the Covid-19 virus, including uncertainty regarding the re-imposition of restrictions due to resurgences in infection rates; such restrictions are designed to protect public health but also have the effect of significantly reducing demand for oil and gas, which may correspondingly decrease demand for our products and services;
•uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and therefore the demand for the products and services we provide and the commercial opportunities available to us;
•the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations;
•unique risks associated with our offshore operations;
•political, economic and regulatory uncertainties in our international operations;
•our ability to develop new technologies and products;
•our ability to protect our intellectual property rights;
•our ability to employ and retain skilled and qualified workers;
•the level of competition in our industry;
•operational safety laws and regulations;
•international trade laws and sanctions;
•weather conditions and natural disasters;
•global or national health concerns, including health epidemics, including Covid-19; and
•policy or regulatory changes domestically in the United States.

        These and other important factors that could affect our operating results and performance are described in (1) “Risk Factors” in Part II, Item 1A of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and elsewhere within this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 25, 2020 (our “Annual Report”), (3) our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed with the SEC on May 11, 2020, (4) our other reports and filings we make with the SEC from time to time and (5) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section.

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

We conduct our business through three operating segments:

•Tubular Running Services. The Tubular Running Services (“TRS”) segment provides tubular running services globally. Internationally, the TRS segment operates in the majority of the offshore oil and gas markets and also in several onshore regions with operations in approximately 50 countries on six continents. In the U.S., the TRS segment provides services in the active onshore oil and gas drilling regions, including the Permian Basin, Eagle Ford Shale, Haynesville Shale, Marcellus Shale and Utica Shale, as well as in the U.S. Gulf of Mexico. Our customers in these markets are primarily large exploration and production companies, including international oil and gas companies, national oil and gas companies, major independents and other oilfield service companies.

•Tubulars. The Tubulars segment designs, manufactures and distributes connectors and casing attachments for large outside diameter (“OD”) heavy wall pipe. Additionally, the Tubulars segment sells large OD pipe originally manufactured by various pipe mills, as plain end or fully fabricated with proprietary welded or thread-direct connector solutions and provides specialized fabrication and welding services in support of offshore deepwater projects, including drilling and production risers, flowlines and pipeline end terminations, as well as long-length tubular assemblies up to 400 feet in length. The Tubulars segment also specializes in the development, manufacture and supply of proprietary drilling tool solutions that focus on improving drilling productivity through eliminating or mitigating traditional drilling operational risks.

•Cementing Equipment. The Cementing Equipment (“CE”) segment provides specialty equipment to enhance the safety and efficiency of rig operations. It provides specialized equipment, services and products utilized in the construction of the wellbore in both onshore and offshore environments. The product portfolio includes casing accessories that serve to improve the installation of casing, centralization and wellbore zonal isolation, as well as enhance cementing operations through advance wiper plug and float equipment technology. The CE segment also provides services and products utilized in the construction, completion or abandonment of the wellbore. These solutions are primarily used to isolate portions of the wellbore through the setting of barriers downhole to allow for rig evacuation in case of inclement weather, maintenance work on other rig equipment, squeeze cementing, pressure testing within the wellbore, hydraulic fracturing and temporary and permanent abandonments. These offerings improve operational efficiencies and limit non-productive time if unscheduled events are encountered at the wellsite.

Outlook

        Two significant events that began during the first quarter are continuing to create headwinds across the oil and gas markets. First, there was a breakdown in the Organization of Petroleum Exporting Countries (“OPEC”) and Russia production cut agreements and during the period of dispute, meaningful downward pressure on commodity prices occurred. There was an ultimate agreement made amongst these parties in April 2020 which took effect beginning in May 2020. Despite this agreement, there continues to be excess inventory of oil. This is due to the second event, the global Covid-19 pandemic which created an energy demand decline and has given rise to logistical challenges in furthering certain existing drilling programs. Both of these events have caused our customers to reduce capital spending, with the U.S. onshore market seeing a large reduction from initial 2020 guidance. International customer spending has also been reduced although at a lower rate than the U.S. onshore markets. In Africa, travel restrictions have led to significant activity disruptions. We continue to believe that the effects of Covid-19 will depress the oil and gas markets in the short to intermediate term. We expect commodity over-supply issues to have a long-term effect over the next 24 months, requiring time for the market supply and demand curve to return to balance.

        As of June 30, 2020, the full impact of the Covid-19 outbreak and the reduction in oil sector activity continues to evolve daily. It is uncertain how long either event will last. With the significant decline in oil prices as well as the general economic decline caused by the impacts of Covid-19, we expect the lower demand for our products and services to continue due to much lower capital expenditure budgets throughout the industry.

        Although Covid-19 has contributed to a decline in demand for our offerings, the direct impact of the outbreak on our ability to conduct operations has been minor. We have implemented a work-from-home directive for office personnel across the globe, split-shift rotation protocols for our manufacturing and operations facilities, social distancing guidelines in manufacturing and operations facilities, and quarantine protocols for employees at risk of exposure to Covid-19. In addition, we have experienced local disruptions of activity in response to outbreaks of Covid-19 at certain offshore drilling locations, and disruptions due to travel restrictions and local governmental orders. However, in the majority of locations, our products and services have been deemed essential economic activity and have continued during local restrictions on business activity.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net loss	$(34,245)	$(15,160)	$(120,223)	$(43,447)
Goodwill impairment	—	—	57,146	—
Severance and other charges, net	5,162	815	25,887	1,270
Interest income, net	(178)	(426)	(711)	(1,194)
Depreciation and amortization	17,252	23,913	36,970	49,155
Income tax expense (benefit)	8,986	3,300	(6,577)	13,073
(Gain) loss on disposal of assets	(650)	154	(590)	381
Foreign currency (gain) loss	(1,693)	661	8,199	178
TRA related adjustments	—	(220)	—	(220)
Charges and credits (1)	3,674	4,126	5,266	7,625
Adjusted EBITDA	$(1,692)	$17,163	$5,367	$26,821
Adjusted EBITDA margin	(2.0)%	11.0%	2.6%	8.9%

(1) Comprised of Equity-based compensation expense (for the three months ended June 30, 2020 and 2019: $3,515 and $3,017, respectively, and for the six months ended June 30, 2020 and 2019: $5,661 and $5,591, respectively), Unrealized and realized (gains) losses (for the three months ended June 30, 2020 and 2019: $111 and $(383), respectively, and for the six months ended June 30, 2020 and 2019: $(1,593) and $(691), respectively), and Investigation-related matters (for the three months ended June 30, 2020 and 2019: $48 and $1,492, respectively, and for the six months ended June 30, 2020 and 2019: $1,198 and $2,725, respectively).

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

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Unaudited)
Revenue:
Services	$74,583	$127,091	$179,666	$242,497
Products	11,518	28,563	29,927	57,565
Total revenue	86,101	155,654	209,593	300,062

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization
Services	61,051	85,785	140,431	169,024
Products	8,286	23,475	22,274	43,603
General and administrative expenses	22,286	34,026	48,969	69,437
Depreciation and amortization	17,252	23,913	36,970	49,155
Goodwill impairment	—	—	57,146	—
Severance and other charges, net	5,162	815	25,887	1,270
(Gain) loss on disposal of assets	(650)	154	(590)	381
Operating loss	(27,286)	(12,514)	(121,494)	(32,808)

Other income (expense):
TRA related adjustments	—	220	—	220
Other income, net	156	669	2,182	1,198
Interest income, net	178	426	711	1,194
Foreign currency gain (loss)	1,693	(661)	(8,199)	(178)
Total other income (expense)	2,027	654	(5,306)	2,434

Loss before income taxes	(25,259)	(11,860)	(126,800)	(30,374)
Income tax expense (benefit)	8,986	3,300	(6,577)	13,073
Net loss	$(34,245)	$(15,160)	$(120,223)	$(43,447)

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenue. Revenue from external customers, excluding intersegment sales, for the three months ended June 30, 2020 decreased by $69.6 million, or 44.7%, to $86.1 million from $155.7 million for the three months ended June 30, 2019. Revenue decreased across all segments due to the Covid-19 pandemic and the sharp decline in oil prices. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

Cost of revenue, exclusive of depreciation and amortization. Cost of revenue for the three months ended June 30, 2020 decreased by $40.0 million, or 36.6%, to $69.3 million from $109.3 million for the three months ended June 30, 2019. The decrease was driven by lower activity levels and mix of work in the TRS, Tubulars, and CE segments.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2020 decreased by $11.7 million, or 34.4%, to $22.3 million from $34.0 million for the three months ended June 30, 2019 due to previously implemented restructuring and cost cutting measures.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2020 decreased by $6.6 million, or 27.6%, to $17.3 million from $23.9 million for the three months ended June 30, 2019, as a result of a lower depreciable base and less intangible asset amortization.

Severance and other charges, net. Severance and other charges, net for the three months ended June 30, 2020 increased by $4.4 million, or 550.0%, to $5.2 million from $0.8 million for the three months ended June 30, 2019. Severance and other charges, net for the three months ended June 30, 2020 was unfavorably impacted by higher severance costs recorded during the quarter as compared to the prior year. See Note 16—Severance and Other Charges, net in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Foreign currency gain (loss). Foreign currency gain (loss) for the three months ended June 30, 2020 changed by $2.4 million, or 342.9%, to a gain of $1.7 million from a loss of $(0.7) million for the three months ended June 30, 2019. The change in foreign currency results year-over-year was primarily driven by weakening of the U.S. dollar in the current period as compared to the prior year period, partially against the Norwegian Krone and Euro.

Income tax expense. Income tax expense for the three months ended June 30, 2020 increased by $5.7 million to $9.0 million from $3.3 million for the three months ended June 30, 2019, primarily as a result of a change in the jurisdictional sources of income, namely an increase in revenue in certain regions that apply withholding or revenue based taxes. In addition, the three months ending June 30, 2019 included additional tax benefits recorded to update the previous quarter’s activity to the most recent estimated effective tax rate. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenue rather than profits) and withholding taxes based on revenue; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period based on the overall effective tax rate for all jurisdictions in which we operate.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenue. Revenue from external customers, excluding intersegment sales, for the six months ended June 30, 2020 decreased by $90.5 million, or 30.2%, to $209.6 million from $300.1 million for the six months ended June 30, 2019. Revenue decreased across all segments due to the Covid-19 pandemic and the sharp decline in oil prices. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

Cost of revenue, exclusive of depreciation and amortization. Cost of revenue for the six months ended June 30, 2020 decreased by $49.9 million, or 23.5%, to $162.7 million from $212.6 million for the six months ended June 30, 2019. The decrease was driven by lower activity levels and mix of work in the TRS, Tubulars, and CE segments.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2020 decreased by $20.4 million, or 29.4%, to $49.0 million from $69.4 million for the six months ended June 30, 2019 due to the restructuring and cost cutting measures we implemented during 2019.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2020 decreased by $12.2 million, or 24.8%, to $37.0 million from $49.2 million for the six months ended June 30, 2019, as a result of a lower depreciable base and less intangible asset amortization.

Goodwill impairment. We recognized a goodwill impairment of $57.1 million during the six months ended June 30, 2020. There was no goodwill impairment charge during the six months ended June 30, 2019. See Note 6—Goodwill and Intangible Assets in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Severance and other charges, net. Severance and other charges, net for the six months ended June 30, 2020 increased by $24.6 million to $25.9 million from $1.3 million for the six months ended June 30, 2019. Severance and other charges, net for the six months ended June 30, 2020 was unfavorably impacted by fixed asset impairment charges of $15.5 million, intangible asset impairments of $4.7 million and severance and other costs of $5.3 million, primarily driven by Covid-19-related activity disruptions and customer spending cuts in response to falling oil prices. See Note 16—Severance and Other Charges, net in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Foreign currency gain (loss). Foreign currency loss for the six months ended June 30, 2020 increased by $8.0 million, to $8.2 million compared to $0.2 million for the six months ended June 30, 2019. The change in foreign currency results year-over-year was primarily driven by increased strengthening of the U.S. dollar in the current period as compared to the prior year period, partially due to the impact of Covid-19.

Income tax expense (benefit). Income tax expense (benefit) for the six months ended June 30, 2020 increased by $19.7 million to a benefit of $(6.6) million from an expense of $13.1 million for the six months ended June 30, 2019. The variance in effective tax rates compared to the same period last year is due to the beneficial impact in the current period from the 5-year net operating loss carryback provision included in the recently-enacted Coronavirus Aid, Relief, and Economic Security Act.

Operating Segment Results

        The following table presents revenue and Adjusted EBITDA by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Tubular Running Services	$62,327	$106,615	$151,824	$204,694
Tubulars	8,741	22,334	21,283	40,991
Cementing Equipment	15,033	26,705	36,486	54,377
Total	$86,101	$155,654	$209,593	$300,062

Segment Adjusted EBITDA (1):
Tubular Running Services	$4,049	$25,400	$17,354	$43,135
Tubulars	681	3,934	2,077	8,046
Cementing Equipment	886	3,029	3,430	6,823
Corporate (2)	(7,308)	(15,200)	(17,494)	(31,183)
	$(1,692)	$17,163	$5,367	$26,821

(1)Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. (For a reconciliation of our Adjusted EBITDA, see “Adjusted EBITDA and Adjusted EBITDA Margin”).
(2)Includes certain expenses not attributable to a particular segment, such as costs related to support functions and corporate executives.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Tubular Running Services

Revenue for the TRS segment was $62.3 million for the three months ended June 30, 2020, a decrease of $44.3 million, or 41.6%, compared to $106.6 million for the same period in 2019. The decrease was driven by Covid-19-related activity disruptions and customer spending cuts in response to falling oil prices, primarily in the U.S. land and offshore markets. In Africa, transportation issues as a result of Covid-19 and reduced activity levels further contributed to the decline.

Adjusted EBITDA for the TRS segment was $4.0 million for the three months ended June 30, 2020, a decrease of $21.4 million, or 84.3%, compared to $25.4 million for the same period in 2019. Segment results were negatively impacted by the activity declines in Africa and the U.S. land and offshore markets.

Tubulars

Revenue for the Tubulars segment was $8.7 million for the three months ended June 30, 2020, a decrease of $13.6 million, or 61.0%, compared to $22.3 million for the same period in 2019, primarily as a result of lower drilling tools activity and lower tubular sales during the current period, due in part to Covid-19-related activity disruptions and customer spending cuts in response to falling oil prices.

Adjusted EBITDA for the Tubulars segment was $0.7 million for the three months ended June 30, 2020, a decrease of $3.2 million, or 82.1%, compared to $3.9 million for the same period in 2019. Lower drilling tools activity and lower tubular sales impacted the current period.

Cementing Equipment

Revenue for the CE segment was $15.0 million for the three months ended June 30, 2020, a decrease of $11.7 million, or 43.8%, compared to $26.7 million for the same period in 2019, driven by lower drilling activity and lower product sales in the U.S. as a result of falling oil prices.

Adjusted EBITDA for the CE segment was $0.9 million for the three months ended June 30, 2020, a decrease of $2.1 million, or 70.0%, compared to $3.0 million for the same period in 2019, primarily due to lower revenue, particularly in the U.S. offshore market.

Corporate

Adjusted EBITDA for Corporate was a loss of $7.3 million for the three months ended June 30, 2020, an improvement of $7.9 million, or 52.0%, compared to a loss of $15.2 million for the same period in 2019, primarily due to lower costs as a result of restructuring and cost cutting measures.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Tubular Running Services

Revenue for the TRS segment was $151.8 million for the six months ended June 30, 2020, a decrease of $52.9 million, or 25.8%, compared to $204.7 million for the same period in 2019. The decrease was driven by Covid-19-related activity disruptions and customer spending cuts in response to falling oil prices in the U.S., Africa, the Middle East, Canada and the Caribbean.

Adjusted EBITDA for the TRS segment was $17.4 million for the six months ended June 30, 2020, a decrease of $25.7 million, or 59.6%, compared to $43.1 million for the same period in 2019. Segment results were negatively impacted by the activity declines in Africa, the U.S., the Middle East, Canada and the Caribbean.

Tubulars

Revenue for the Tubulars segment was $21.3 million for the six months ended June 30, 2020, a decrease of $19.7 million, or 48.0%, compared to $41.0 million for the same period in 2019, primarily as a result of lower drilling tools activity and lower tubular sales during the current period, due in part to Covid-19-related activity disruptions and customer spending cuts in response to falling oil prices.

Adjusted EBITDA for the Tubulars segment was $2.1 million for the six months ended June 30, 2020, a decrease of $5.9 million, or 73.8%, compared to $8.0 million for the same period in 2019. Lower drilling tools activity and lower tubular sales impacted the current period.

Cementing Equipment

Revenue for the CE segment was $36.5 million for the six months ended June 30, 2020, a decrease of $17.9 million, or 32.9%, compared to $54.4 million for the same period in 2019, driven by lower drilling activity and product sales in the U.S. as a result of falling oil prices.

Adjusted EBITDA for the CE segment was $3.4 million for the six months ended June 30, 2020, a decrease of $3.4 million, or 50.0%, compared to $6.8 million for the same period in 2019, primarily due to lower revenue, particularly in the U.S. offshore market.

Corporate

Adjusted EBITDA for Corporate was a loss of $17.5 million for the six months ended June 30, 2020, an improvement of $13.7 million, or 43.9%, compared to a loss of $31.2 million for the same period in 2019, primarily due to lower costs as a result of restructuring and cost cutting measures.

Liquidity and Capital Resources

Liquidity

        At June 30, 2020, we had cash and cash equivalents of $192.9 million and no debt. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements. The Covid-19 pandemic has significantly reduced economic activity levels across the globe, which has resulted in lower demand for oil and natural gas, as well as for our services and products. The reduced demand for our services and products has had, and is likely to continue to have, a material adverse impact on our business, results of operations and financial condition. In consideration of these risks, we are undertaking additional measures to protect liquidity. These measures include increased focus on collection of receivables, enhanced customer credit review, special measures to reduce risks of high-cost inventory items, and enhanced cash reporting requirements.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $38,502,322 remained authorized for repurchases as of June 30, 2020; subject to the limitation set in our shareholder authorization for repurchases of our common stock, which is currently 10% of the common stock outstanding as of April 30, 2020. From the inception of this program in February 2020 through June 30, 2020, we repurchased 570,044 shares of our common stock for a total cost of approximately $1.5 million. This program was suspended during the second quarter of 2020 due to the impacts of Covid-19 and commodity price declines and will be revisited when market conditions stabilize sufficiently to provide greater clarity to anticipated business results.

        Our total capital expenditures are estimated to range between $25.0 million and $30.0 million in 2020, of which we expect approximately 90% will be used for the purchase and manufacture of equipment and 10% for other property, plant and equipment, inclusive of capitalized enterprise resource planning software implementation costs.

The increased estimate is attributable to prior year approved expenditures in progress during 2020 and delivered more quickly than anticipated. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions and timing of deliveries. During the six months ended June 30, 2020 and 2019, cash expenditures related to property, plant and equipment and intangibles were $20.3 million and $17.2 million, respectively, all of which were funded from internally generated funds. We believe our cash on hand should be sufficient to fund our capital expenditure and liquidity requirements for the remainder of 2020.

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

As of June 30, 2020, FINV had no borrowings outstanding under the ABL Credit Facility, letters of credit outstanding of $9.2 million and availability of $25.1 million. At this time, due to our expected ability to fund our capital expenditure and liquidity requirements from cash on hand, we do not anticipate a need to borrow under the ABL Credit Facility during the remainder of 2020. Further, we do not believe that an FCCR Trigger Event will occur in the remainder of 2020.

Tax Receivable Agreement

We entered into the TRA with FICV and Mosing Holdings in connection with our IPO. The TRA generally provides for the payment by FINV to Mosing Holdings of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that FINV actually realizes (or is deemed to realize in certain circumstances) in periods after our IPO as a result of (i) tax basis increases resulting from the Conversion and (ii) imputed interest deemed to be paid by FINV as a result of, and additional tax basis arising from, payments under the TRA. We will retain the benefit of the remaining 15% of these cash savings, if any. Payments FINV makes under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. The payments under the TRA will not be conditioned upon a holder of rights under the TRA having a continued ownership interest in FINV. As of July 28, 2020, based on the best information available to us, the Mosing family collectively owns approximately 49%, of our common shares.

The payment obligations under the TRA are FINV’s obligations and are not obligations of FICV. The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless FINV elects to exercise its right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control), and FINV makes the termination payment specified by the TRA.

If FINV elects to terminate the TRA early, which it may do in its sole discretion (or if it terminates early as a result of our breach), it would be required to make a substantial, immediate lump-sum payment equal to the present value of the hypothetical future payments that could be required to be paid under the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits), determined by applying a discount rate equal to the long-term Treasury rate in effect on the applicable date plus 300 basis points. Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control.

In certain circumstances, FINV may be required to make payments under the TRA that it has entered into with Mosing Holdings. In most circumstances, these payments will be associated with the actual cash savings that FINV recognizes from tax benefits resulting from the Conversion, which would reduce the actual tax benefit to FINV. If FINV was to elect to exercise its sole right to terminate the TRA early or enter into certain change of control transactions, FINV may incur payment obligations prior to the time it actually incurs any tax benefit. In those circumstances, FINV would need to pay the amounts out of cash on hand, finance the payments or refrain from incurring the obligation (including by not entering into a change of control transaction). Though we do not have any present intention of incurring an advance payment under the TRA, based on our current liquidity and our expected ability to access debt and equity financing, we believe FINV would be able to make such a payment if necessary. Any such payment could reduce our cash on hand and our borrowing availability, however, which would also reduce the amount of cash available to operate our business, to fund capital expenditures and to be paid as dividends to our stockholders, among other things. Please see Note 12—Related Party Transactions in the Notes to Unaudited Condensed Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

Cash flows from our operations, investing and financing activities are summarized below (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Operating activities	$4,146	$(17,389)
Investing activities	(11,118)	(5,426)
Financing activities	(2,032)	(4,526)
	(9,004)	(27,341)
Effect of exchange rate changes on cash	6,543	(416)
Net decrease in cash, cash equivalents and restricted cash	$(2,461)	$(27,757)

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

Operating Activities

Cash flow provided by (used in) operating activities was $4.1 million for the six months ended June 30, 2020 compared to cash flow used in operating activities of $(17.4) million for the same period in 2019. The change in cash flow from operating activities of $21.5 million was primarily a result of favorable changes in accounts receivable of $38.8 million, partially offset by an increased net loss and unfavorable changes in other noncurrent liabilities of $3.8 million and inventories of $2.2 million.

Investing Activities

Cash flow used in investing activities was $11.1 million for the six months ended June 30, 2020 compared to $5.4 million in the same period in 2019. The change in cash flow from investing activities of $5.7 million was driven by a $3.0 million increase in the purchases of property, plant, equipment and intangibles, offset by an increase in proceeds from sale of assets of $6.3 million. The six months ended June 30, 2019 investing activities included net proceeds from sales of investments of $8.7 million that did not reoccur in the six months ended June 30, 2020.

Financing Activities

Cash flow used in financing activities was $2.0 million for the six months ended June 30, 2020 compared to $4.5 million in the same period in 2019. The decrease in cash flow used in financing activities of $2.5 million was due to decreased repayment of borrowings of $3.5 million and treasury shares withheld of $0.5 million, partially offset by repurchases under our publicly announced share repurchase program of $1.5 million during the six months ended June 30, 2020.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

        As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.

(b) Change in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

        We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of June 30, 2020 and December 31, 2019. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows. Please see Note 15—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

The demand for our services and products may also be generally affected by numerous factors, including:

•the level of worldwide oil and gas exploration and production;
•the cost of exploring for, producing and delivering oil and gas;
•demand for energy, which is affected by worldwide economic activity and population growth;
•the level of excess production capacity;
•the discovery rate of new oil and gas reserves;
•the ability of OPEC to set and maintain production levels for oil;
•the level of production by non-OPEC countries;
•global or national health concerns, including health epidemics such as the outbreak of Covid-19 at the beginning of 2020;
•the location of oil and gas drilling and production activity, including the relative amounts of activity onshore and offshore;
•the technical specifications of wells including depth of wells and complexity of well design;
•U.S. and global political and economic uncertainty or inactivity, socio-political unrest and instability or hostilities;
•demand for, availability of and technological viability of, alternative sources of energy; and
•technological advances affecting energy exploration, production, transportation and consumption.

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

Furthermore, the oil and gas industry has historically experienced periodic downturns, which have been characterized by reduced demand for oilfield products and services and downward pressure on the prices we charge. A significant downturn in the oil and gas industry has adversely affected the demand for oilfield services and our business, financial condition and results of operations since late 2014. In the first and second quarters of 2020, demand further decreased due to the Covid-19 outbreak and increased oil production out of Saudi Arabia and Russia. With the continued downturn, demand for our products and services has not returned to the levels experienced prior to late 2014. We cannot be assured that there will be a significant recovery in the demand for our products and services to equal or approach levels experienced prior to the downturn.

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

Our business and our customers’ businesses may be significantly affected by:

•federal, state and local restrictions on business activity and travel including stay at home orders and quarantines such as those enacted in response to Covid-19;
•federal, state and local and non-U.S. laws and other regulations relating to oilfield operations, worker safety and protection of the environment and natural resources;
•changes in these laws and regulations; and
•the level of enforcement of these laws and regulations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Following is a summary of our repurchases of our common stock during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
April 1 - April 30	197,362	$2.43	197,362	$38,502,322
May 1 - May 31	—	$—	—	$38,502,322
June 1 - June 30	—	$—	—	$38,502,322
Total	197,362	$2.43	197,362

(1)This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. The Company administers cashless settlements and does not repurchase stock in connection with cashless settlements.

(2)Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $38,502,322 remained authorized for repurchases as of June 30, 2020; subject to the limitation set in our shareholder authorization for repurchases of our common stock, which is currently 10% of the common stock outstanding as of April 30, 2020. From the inception of this program in February 2020 through June 30, 2020, we repurchased 570,044 shares of our common stock for a total cost of approximately $1.5 million. This program was suspended during the second quarter of 2020.

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
*101.1
The following materials from Frank’s International N.V.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

FRANK’S INTERNATIONAL N.V.

Date:	August 4, 2020	By:	/s/ Melissa Cougle
Melissa Cougle
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)