Form 10-Q
period 2020-09-30
FRANK'S INTERNATIONAL N.V.
filed 2020-11-03
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
OR
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
Yes ☐ No ☑
As of October 27, 2020, there were 226,318,715 shares of common stock, €0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$205,900	$195,383
Restricted cash	1,524	1,357
Accounts receivables, net	99,821	166,694
Inventories, net	82,817	78,829
Assets held for sale	3,479	13,795
Other current assets	7,584	10,360
Total current assets	401,125	466,418

Property, plant and equipment, net	286,340	328,432
Goodwill	42,785	99,932
Intangible assets, net	8,770	16,971
Deferred tax assets, net	16,874	16,590
Operating lease right-of-use assets	28,108	32,585
Other assets	29,770	33,237
Total assets	$813,772	$994,165

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$91,514	$120,321
Current portion of operating lease liabilities	7,795	7,925
Deferred revenue	144	657
Total current liabilities	99,453	128,903

Deferred tax liabilities	1,418	2,923
Non-current operating lease liabilities	21,656	24,969
Other non-current liabilities	22,802	27,076
Total liabilities	145,329	183,871

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, €0.01 par value, 798,096,000 shares authorized, 228,567,240 and 227,000,507 shares issued and 226,178,727 and 225,510,650 shares outstanding	2,863	2,846
Additional paid-in capital	1,085,160	1,075,809
Accumulated deficit	(369,140)	(220,805)
Accumulated other comprehensive loss	(30,560)	(30,298)
Treasury stock (at cost), 2,388,513 and 1,489,857 shares	(19,880)	(17,258)
Total stockholders’ equity	668,443	810,294
Total liabilities and equity	$813,772	$994,165
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Services	$66,418	$119,572	$246,084	$362,069
Products	17,999	20,845	47,926	78,410
Total revenue	84,417	140,417	294,010	440,479

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization
Services	56,574	86,745	197,005	255,769
Products	13,733	14,247	36,007	57,850
General and administrative expenses	18,665	26,921	67,634	96,358
Depreciation and amortization	15,950	21,482	52,920	70,637
Goodwill impairment	—	—	57,146	—
Severance and other charges, net	3,549	5,222	29,436	6,492
(Gain) loss on disposal of assets	(308)	603	(898)	984
Operating loss	(23,746)	(14,803)	(145,240)	(47,611)

Other income (expense):
Tax receivable agreement related adjustments	—	—	—	220
Other income, net	109	1,620	2,291	2,818
Interest income (expense), net	(93)	563	618	1,757
Foreign currency gain (loss)	2,334	(3,872)	(5,865)	(4,050)
Total other income (expense)	2,350	(1,689)	(2,956)	745

Loss before income taxes	(21,396)	(16,492)	(148,196)	(46,866)
Income tax expense (benefit)	6,395	7,297	(182)	20,370
Net loss	$(27,791)	$(23,789)	$(148,014)	$(67,236)

Loss per common share:
Basic and diluted	$(0.12)	$(0.11)	$(0.66)	$(0.30)

Weighted average common shares outstanding:
Basic and diluted	226,143	225,415	225,951	225,043
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net loss	$(27,791)	$(23,789)	$(148,014)	$(67,236)
Other comprehensive income (loss):
Foreign currency translation adjustments	(547)	371	(262)	1,079
Total other comprehensive income (loss)	(547)	371	(262)	1,079
Comprehensive loss	$(28,338)	$(23,418)	$(148,276)	$(66,157)
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

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2020
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Stock	Equity
Balances at December 31, 2019	225,511	$2,846	$1,075,809	$(220,805)	$(30,298)	$(17,258)	$810,294
Cumulative effect of accounting change	—	—	—	(321)	—	—	(321)
Net loss	—	—	—	(85,978)	—	—	(85,978)
Foreign currency translation adjustments	—	—	—	—	424	—	424
Equity-based compensation expense	—	—	2,146	—	—	—	2,146
Common shares issued upon vesting of share-based awards	937	10	(10)	—	—	—	—
Common shares issued for employee stock purchase plan	126	1	551	—	—	—	552
Treasury shares withheld	(293)	—	—	—	—	(1,056)	(1,056)
Share repurchase program	(373)	—	—	—	—	(1,017)	(1,017)
Balances at March 31, 2020	225,908	$2,857	$1,078,496	$(307,104)	$(29,874)	$(19,331)	$725,044
Net loss	—	—	—	(34,245)	—	—	(34,245)
Foreign currency translation adjustments	—	—	—	—	(139)	—	(139)
Equity-based compensation expense	—	—	3,515	—	—	—	3,515
Common shares issued upon vesting of share-based awards	229	3	(3)	—	—	—	—
Treasury shares withheld	(13)	—	—	—	—	(31)	(31)
Share repurchase program	(197)	—	—	—	—	(480)	(480)
Balances at June 30, 2020	225,927	$2,860	$1,082,008	$(341,349)	$(30,013)	$(19,842)	$693,664
Net loss	—	—	—	(27,791)	—	—	(27,791)
Foreign currency translation adjustments	—	—	—	—	(547)	—	(547)
Equity-based compensation expense	—	—	2,773	—	—	—	2,773
Common shares issued upon vesting of share-based awards	59	1	(1)	—	—	—	—
Common shares issued for employee stock purchase plan	215	2	380	—	—	—	382
Treasury shares withheld	(22)	—	—	—	—	(38)	(38)
Balances at September 30, 2020	226,179	$2,863	$1,085,160	$(369,140)	$(30,560)	$(19,880)	$668,443
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(148,014)	$(67,236)
Adjustments to reconcile net loss to cash from operating activities
Depreciation and amortization	52,920	70,637
Equity-based compensation expense	8,434	8,238
Goodwill impairment	57,146	—
Loss on asset impairments and retirements	20,532	4,268
Amortization of deferred financing costs	291	274
Deferred tax provision (benefit)	(1,783)	3,887
Provision for (recovery of) bad debts	980	(27)
(Gain) loss on disposal of assets	(898)	984
Changes in fair value of investments	218	(1,935)
Unrealized gain on derivative instruments	—	(349)
Other	(380)	(566)
Changes in operating assets and liabilities
Accounts receivable	63,307	9,872
Inventories	(3,625)	(14,191)
Other current assets	2,567	2,537
Other assets	667	179
Accounts payable and accrued liabilities	(22,486)	(7,844)
Deferred revenue	(513)	110
Other non-current liabilities	(4,048)	(353)
Net cash provided by operating activities	25,315	8,485

Cash flows from investing activities
Purchases of property, plant and equipment and intangibles	(25,722)	(26,979)
Proceeds from sale of assets	7,037	353
Proceeds from sale of investments	2,832	46,739
Purchase of investments	—	(20,304)
Other	(356)	—
Net cash used in investing activities	(16,209)	(191)

Cash flows from financing activities
Repayments of borrowings	—	(5,110)
Treasury shares withheld for taxes	(1,125)	(1,874)
Treasury share repurchase	(1,498)	—
Proceeds from the issuance of ESPP shares	934	1,752
Deferred financing costs	—	(184)
Net cash used in financing activities	(1,689)	(5,416)
Effect of exchange rate changes on cash	3,267	2,684
Net increase in cash, cash equivalents and restricted cash	10,684	5,562
Cash, cash equivalents and restricted cash at beginning of period	196,740	186,212
Cash, cash equivalents and restricted cash at end of period	$207,424	$191,774
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

    The impact of the Coronavirus Disease 2019 (“Covid-19”) pandemic and related economic, business and market disruptions is evolving rapidly, and its future effects are uncertain. The actual impact of these recent developments on our business will depend on many factors, many of which are beyond management's control and knowledge. It is therefore difficult for management to assess or predict with accuracy the broad future effects of this health crisis on the global economy, the energy industry or the Company. As additional information becomes available, events or circumstances change and strategic operational decisions are made by management, further adjustments may be required which could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

Basis of Presentation

The condensed consolidated financial statements of FINV for the three and nine months ended September 30, 2020 and 2019 include the activities of FINV, Frank’s International C.V. (“FICV”), Blackhawk Group Holdings, LLC (“Blackhawk”) and their wholly owned subsidiaries (either individually or together, as context requires, the “Company,” “we,” “us” or “our”). All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

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

Note 2—Cash, Cash Equivalents and Restricted Cash

    Amounts reported in the condensed consolidated balance sheets and condensed consolidated statements of cash flows as cash, cash equivalents and restricted cash at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$205,900	$195,383
Restricted cash	1,524	1,357
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$207,424	$196,740

Restricted cash primarily consists of cash deposits that collateralize our credit card program. Cash paid (received) for income taxes, net, was $(5.5) million and $7.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 3—Accounts Receivable, net

    Accounts receivable at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Trade accounts receivable, net of allowance for credit losses of $4,142 and $5,129, respectively	$61,619	$101,718
Unbilled receivables	23,050	43,422
Taxes receivable	11,219	18,516
Affiliated (1)	549	549
Other receivables	3,384	2,489
Total accounts receivable, net	$99,821	$166,694

(1)Amounts represent expenditures on behalf of non-consolidated affiliates.

    We estimate current expected credit losses on our accounts receivable at each reporting date. We estimate current expected credit losses based on our credit loss history, adjusted for current factors including global economic and business conditions, oil and natural gas industry and market conditions and customer mix. During the three months ended September 30, 2020, $2.4 million was written off against the allowance for credit losses.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4—Inventories, net

    Inventories at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Pipe and connectors, net of allowance of $17,622 and $18,287, respectively	$22,187	$21,779
Finished goods, net of allowance of $84 and $485, respectively	23,229	25,628
Work in progress	2,501	3,663
Raw materials, components and supplies	34,900	27,759
Total inventories, net	$82,817	$78,829

Note 5—Property, Plant and Equipment

    The following is a summary of property, plant and equipment at September 30, 2020 and December 31, 2019 (in thousands):

	Estimated Useful Lives in Years	September 30, 2020	December 31, 2019
Land	—	$30,362	$30,724
Land improvements	8-15	7,676	7,193
Buildings and improvements	13-39	119,624	116,182
Rental machinery and equipment	5-7	892,371	882,979
Machinery and equipment - other	7	57,430	60,182
Furniture, fixtures and computers	5	17,208	17,251
Automobiles and other vehicles	5	26,442	28,734
Leasehold improvements	7-15, or lease term if shorter	13,445	14,258
Construction in progress - machinery and equipment	—	29,264	46,564
		1,193,822	1,204,067
Less: Accumulated depreciation		(907,482)	(875,635)
Total property, plant and equipment, net		$286,340	$328,432

    During the nine months ended September 30, 2020, we recorded fixed asset impairment charges of $15.6 million primarily associated with construction in progress in our Cementing Equipment segment, which is included in severance and other charges, net on our condensed consolidated statements of operations. During the first quarter of 2020, the results of the Company's test for impairment of goodwill in the Cementing Equipment segment as a result of negative market indicators was a triggering event that indicated that our long-lived tangible assets in this segment were impaired. Impairment testing performed in the first quarter resulted in the determination that certain long-lived assets were not recoverable and that the estimated fair value was below the carrying value. No impairments associated with held for use assets were recognized during the three and nine months ended September 30, 2019. Please see Note 16—Severance and Other Charges, net for additional details.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the second quarter of 2019, we sold a building classified as held for sale for $0.2 million and recorded an immaterial loss. During the third quarter of 2019, an additional building met the criteria to be classified as held for sale and a $4.0 million impairment loss was recorded, which is included in severance and other charges, net on our condensed consolidated statements of operations. The building's remaining net book value of $5.3 million was reclassified from property, plant and equipment to assets held for sale on our condensed consolidated balance sheets. During the third quarter of 2020, we determined this building no longer met the held for sale criteria, and reclassified the fair value of $5.3 million from assets held for sale to property, plant and equipment on our condensed consolidated balance sheets. During the second quarter of 2020, we sold a building classified as held for sale for $5.4 million and recorded a gain of $0.6 million.

    The following table presents the depreciation and amortization expense associated with each line item for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Services	$14,582	$18,224	$47,616	$60,636
Products	144	376	567	1,235
General and administrative expenses	1,224	2,882	4,737	8,766
Total	$15,950	$21,482	$52,920	$70,637

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

    As a result of the decline in oil prices due to the ongoing Covid-19 pandemic and the Organization of Petroleum Exporting Countries (“OPEC”) and Russia price war earlier this year, we identified that it was more likely than not that the fair value of goodwill within our Cementing Equipment reporting unit was less than its carrying value. Based on the result of our goodwill impairment test as of March 31, 2020, we recorded a $57.1 million impairment charge to goodwill, which is included in goodwill impairment on the condensed consolidated statements of operations.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

    No goodwill impairment was recorded during the three months ended September 30, 2020 or the three and nine months ended September 30, 2019. At September 30, 2020, goodwill is allocated to our reportable segments as follows: Cementing Equipment - approximately $24.1 million; Tubular Running Services - approximately $18.7 million.

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

    The following table provides information related to our intangible assets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer Relationships	$28,300	$(25,938)	$2,362	$32,890	$(23,946)	$8,944
Intellectual Property	13,860	(7,452)	6,408	14,029	(6,002)	8,027
Total intangible assets	$42,160	$(33,390)	$8,770	$46,919	$(29,948)	$16,971

Our intangible assets are primarily associated with our Cementing Equipment segment. Amortization expense for intangible assets was $0.9 million and $2.8 million for the three months ended September 30, 2020 and 2019, respectively, and $3.5 million and $8.5 million for the nine months ended September 30, 2020 and 2019, respectively. During the first quarter of 2020, the results of the Company's test for impairment of goodwill in the Cementing Equipment segment as a result of the negative market indicators described above was a triggering event that indicated that our intangible assets in this segment were impaired. Impairment testing performed in the first quarter resulted in the determination that certain intangible assets were not recoverable and that the estimated fair value was below the carrying value. As a result, during the nine months ended September 30, 2020, impairment charges of $4.7 million were recorded associated with certain customer relationships and intellectual property intangible assets in our Cementing Equipment segment, which are included in severance and other charges, net on the condensed consolidated statements of operations. No intangible asset impairment was recorded during the three months ended September 30, 2020 or the three and nine months ended September 30, 2019. Please see Note 16—Severance and Other Charges, net for additional details.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7—Other Assets

    Other assets at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Cash surrender value of life insurance policies (1)	$24,813	$27,313
Deposits	2,126	2,119
Other	2,831	3,805
Total other assets	$29,770	$33,237

(1)See Note 10—Fair Value Measurements for additional information.

Note 8—Accounts Payable and Accrued Liabilities

    Accounts payable and accrued liabilities at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accounts payable	$17,656	$16,793
Accrued compensation	23,495	23,988
Accrued property and other taxes	13,802	20,099
Accrued severance and other charges	2,344	5,837
Income taxes	22,196	19,166
Affiliated (1)	2,091	1,694
Accrued purchase orders and other	9,930	32,744
Total accounts payable and accrued liabilities	$91,514	$120,321

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As of September 30, 2020, FINV had no borrowings outstanding under the ABL Credit Facility, letters of credit outstanding of $9.1 million and availability of $30.2 million.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2020 and December 31, 2019, were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2020
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$24,813	$—	$24,813
Marketable securities - other	2	—	—	2
Liabilities:
Deferred compensation plan	—	19,558	—	19,558

December 31, 2019
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$27,313	$—	$27,313
Marketable securities - other	8	—	—	8
Liabilities:
Derivative financial instruments	—	324	—	324
Deferred compensation plan	—	23,251	—	23,251

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

    As of September 30, 2020, we had no foreign currency derivative contracts outstanding. As of December 31, 2019, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

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

    The following table summarizes the location and amounts of the realized and unrealized gains and losses on derivative contracts in the condensed consolidated statements of operations (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Contracts	2020	2019	2020	2019
Unrealized gain on foreign currency contracts	Other income, net	$—	$553	$—	$349
Realized gain on foreign currency contracts	Other income, net	—	1,059	1,475	1,471
Total net gain on foreign currency contracts		$—	$1,612	$1,475	$1,820

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

Note 12—Related Party Transactions

    We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease facilities from these affiliated companies. Rent expense associated with our related party leases was $0.9 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, and $2.3 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, $4.0 million of our operating lease right-of-use assets and $5.5 million of our lease liabilities were associated with related party leases.
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

    The estimation of the amount and timing of payments under the TRA is by its nature imprecise. For purposes of the TRA, cash savings in tax generally are calculated by comparing FINV’s actual tax liability to the amount FINV would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRA. The amounts payable, as well as the timing of any payments, under the TRA are dependent upon significant future events and assumptions, including the amount and timing of the taxable income FINV generates in the future. As of September 30, 2020, FINV has had a cumulative loss over the prior 36-month period. Based on this history of losses, as well as uncertainty regarding the timing and amount of future taxable income, we are no longer able to conclude that there will be future cash savings that will lead to additional payouts under the TRA. Additional TRA liability may be recognized in the future based on changes in expectations regarding the timing and likelihood of future cash savings.

    The payment obligations under the TRA are FINV’s obligations and are not obligations of FICV. The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless FINV elects to exercise its right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control), and FINV makes the termination payment specified by the TRA. If FINV elects to terminate the TRA early, which it may do in its sole discretion (or if it terminates early as a result of our breach), it would be required to make a substantial, immediate lump-sum payment equal to the present value of the hypothetical future payments that could be required to be paid under the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits), determined by applying a discount rate equal to the long-term Treasury rate in effect on the applicable date plus 300 basis points. Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on September 30, 2020, the estimated termination payment would be approximately $57.6 million (calculated using a discount rate of 4.23%). The foregoing number is merely an estimate and the actual payment could differ materially.

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

    The following table summarizes the basic and diluted loss per share calculations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator
Net loss	$(27,791)	$(23,789)	$(148,014)	$(67,236)
Denominator
Basic and diluted weighted average common shares (1)	226,143	225,415	225,951	225,043
Loss per common share:
Basic and diluted	$(0.12)	$(0.11)	$(0.66)	$(0.30)

(1)	Approximate number of unvested restricted stock units and stock to be issued pursuant to the ESPP that have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive when results from operations are at a net loss position.	1,105	587	1,052	722

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

    Our effective tax rate was (29.9)% and (44.2)% for the three months ended September 30, 2020 and 2019, respectively, and 0.1% and (43.5)% for the nine months ended September 30, 2020 and 2019, respectively. The quarterly variance in effective tax rates is primarily due to a change in the geographical mix of income. The variance in effective tax rates compared to the same nine month period last year is due to the beneficial impact in the current period of a provision in the recently-enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which allows corporations with net operating losses (“NOLs”) incurred in 2018, 2019 and 2020 to carry back such NOLs to each of the five years preceding the year of the NOL, beginning with the earliest year in which there is taxable income, and claim an income tax refund in the applicable carryback year. As a result of the NOL carryback provision in the CARES Act, we filed for and received an income tax refund of $17.5 million during the third quarter of 2020. We are subject to tax in many U.S. and foreign jurisdictions. In many foreign jurisdictions we are taxed on bases such as deemed profits or withholding taxes based on revenue. Consequently, the level of correlation between our pre-tax income and our income tax provision varies from period to period.

    We are under audit by certain foreign jurisdictions for the years 2008 - 2019. We do not expect the results of these audits to have any material effect on our financial statements.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    As of September 30, 2020, there were no significant changes to our uncertain tax positions as reported in our audited financial statements for the year ended December 31, 2019.

Note 15—Commitments and Contingencies

    We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of September 30, 2020 and December 31, 2019. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

Our severance and other charges, net are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Severance and other costs	$3,444	$1,243	$8,776	$2,225
Fixed asset impairments and retirements	105	3,979	15,584	4,045
Inventory write-offs	—	—	368	222
Intangible asset impairments	—	—	4,708	—
	$3,549	$5,222	$29,436	$6,492

Severance and other costs: We incurred costs due to a continued effort to adjust our cost base, including reducing our workforce to meet the depressed demand in the industry. At September 30, 2020, our outstanding liability associated with our current program was approximately $2.3 million and included severance payments and other employee-related separation costs.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    Below is a reconciliation of our employee separation liability balance (in thousands):

	Tubular Running Services	Tubulars	Cementing Equipment	Corporate	Total
Balance at December 31, 2019	$2,000	$19	$1,632	$2,186	$5,837
Additions for costs expensed	5,158	143	926	2,549	8,776
Severance and other payments	(7,026)	(160)	(1,580)	(2,779)	(11,545)
Other adjustments	(78)	—	(12)	(634)	(724)
Balance at September 30, 2020	$54	$2	$966	$1,322	$2,344

Fixed asset impairments and retirements: During the nine months ended September 30, 2019, we recognized $4.0 million of impairment related to assets held for sale. During the nine months ended September 30, 2020, we recorded fixed asset impairment charges of $15.6 million primarily associated with construction in progress in our Cementing Equipment segment. Please see Note 5—Property, Plant and Equipment for additional details.

Inventory write-offs: During the nine months ended September 30, 2020, certain inventories in our Cementing Equipment segment were determined to have costs that exceeded their net realizable values, resulting in a charge of $0.4 million.

    Intangible asset impairments: During the nine months ended September 30, 2020, we identified certain intangible assets where the carrying value exceeded the fair value in the Cementing Equipment segment, resulting in an impairment charge of $4.7 million. Please see Note 6—Goodwill and Intangible Assets for additional details.

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

The following tables presents our revenue disaggregated by geography, based on the location where our services were provided and products sold (in thousands):

	Three Months Ended September 30, 2020
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$15,213	$12,483	$7,430	$35,126
International	37,713	4,000	7,578	49,291
Total Revenue	$52,926	$16,483	$15,008	$84,417

	Three Months Ended September 30, 2019
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$34,903	$10,148	$20,044	$65,095
International	67,374	2,371	5,577	75,322
Total Revenue	$102,277	$12,519	$25,621	$140,417

	Nine Months Ended September 30, 2020
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$64,256	$27,270	$28,245	$119,771
International	140,494	10,496	23,249	174,239
Total Revenue	$204,750	$37,766	$51,494	$294,010

	Nine Months Ended September 30, 2019
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$114,466	$45,163	$62,963	$222,592
International	192,505	8,347	17,035	217,887
Total Revenue	$306,971	$53,510	$79,998	$440,479

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    Revenue by geographic area were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States	$35,126	$65,095	$119,771	$222,592
Europe/Middle East/Africa	20,082	41,071	77,402	116,126
Latin America	20,001	19,181	61,003	56,520
Asia Pacific	6,928	9,727	25,231	27,753
Other countries	2,280	5,343	10,603	17,488
Total Revenue	$84,417	$140,417	$294,010	$440,479

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The following table presents a reconciliation of Segment Adjusted EBITDA to net loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Segment Adjusted EBITDA:
Tubular Running Services	$982	$23,884	$18,336	$67,019
Tubulars	1,806	456	3,883	8,502
Cementing Equipment	3,376	3,031	6,806	9,854
Corporate (1)	(7,151)	(11,350)	(24,645)	(42,533)
	(987)	16,021	4,380	42,842
Goodwill impairment	—	—	(57,146)	—
Severance and other charges, net	(3,549)	(5,222)	(29,436)	(6,492)
Interest income (expense), net	(93)	563	618	1,757
Depreciation and amortization	(15,950)	(21,482)	(52,920)	(70,637)
Income tax (expense) benefit	(6,395)	(7,297)	182	(20,370)
Gain (loss) on disposal of assets	308	(603)	898	(984)
Foreign currency gain (loss)	2,334	(3,872)	(5,865)	(4,050)
TRA related adjustments	—	—	—	220
Charges and credits (2)	(3,459)	(1,897)	(8,725)	(9,522)
Net loss	$(27,791)	$(23,789)	$(148,014)	$(67,236)

(1)    Includes certain expenses not attributable to a particular segment, such as costs related to support functions and corporate executives.
(2)    Comprised of Equity-based compensation expense (for the three months ended September 30, 2020 and 2019: $2,773 and $2,647, respectively, and for the nine months ended September 30, 2020 and 2019: $8,434 and $8,238, respectively), Unrealized and realized gains (losses) (for the three months ended September 30, 2020 and 2019: $(113) and $1,382, respectively, and for the nine months ended September 30, 2020 and 2019: $1,480 and $2,073, respectively) and Investigation-related matters (for the three months ended September 30, 2020 and 2019: $573 and $632, respectively, and for the nine months ended September 30, 2020 and 2019: $1,771 and $3,357, respectively).

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    The following tables set forth certain financial information with respect to our reportable segments (in thousands):

	Tubular Running Services	Tubulars	Cementing Equipment	Corporate	Total
Three Months Ended September 30, 2020
Revenue from external customers	$52,926	$16,483	$15,008	$—	$84,417
Operating income (loss)	(13,717)	860	1,160	(12,049)	(23,746)
Adjusted EBITDA	982	1,806	3,376	(7,151)	*

Three Months Ended September 30, 2019
Revenue from external customers	$102,277	$12,519	$25,621	$—	$140,417
Operating income (loss)	8,253	(377)	(1,610)	(21,069)	(14,803)
Adjusted EBITDA	23,884	456	3,031	(11,350)	*

Nine Months Ended September 30, 2020
Revenue from external customers	$204,750	$37,766	$51,494	$—	$294,010
Operating income (loss)	(28,284)	1,327	(78,824)	(39,459)	(145,240)
Adjusted EBITDA	18,336	3,883	6,806	(24,645)	*

Nine Months Ended September 30, 2019
Revenue from external customers	$306,971	$53,510	$79,998	$—	$440,479
Operating income (loss)	17,094	5,906	(4,744)	(65,867)	(47,611)
Adjusted EBITDA	67,019	8,502	9,854	(42,533)	*

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

    These and other important factors that could affect our operating results and performance are described in (1) “Risk Factors” in Part II, Item 1A of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and elsewhere within this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 25, 2020 (our “Annual Report”), (3) our Quarterly Reports on Form 10-Q for the three months ended March 31, 2020 and June 30, 2020, filed with the SEC on May 11, 2020 and August 4, 2020, respectively, (4) our other reports and filings we make with the SEC from time to time and (5) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section.

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

Outlook

As of September 30, 2020, the full impact of the Coronavirus Disease 2019 (“Covid-19”) outbreak and the reduction in oil sector activity continues to evolve. Since the Organization of Petroleum Exporting Countries (“OPEC”) and Russia production cut agreements have remained in place since May 2020 and Covid-19 responses have normalized, demand has now begun to draw down stockpiles of supply which we anticipate will continue into 2021. While world events continue to add uncertainty and volatility to the price of oil, we are seeing a more stable economy emerge in this new normal and expect our customer's spending to remain relatively flat to slightly improving going forward. While it is uncertain how long depressed energy demand will last, we anticipate international and U.S. offshore demand for our products and services to moderately increase from current levels as those customer projects come back online in 2021.

Although Covid-19 has contributed to a decline in demand for our offerings, the direct impact of the outbreak on our ability to conduct operations has been minor. We have implemented a work-from-home directive for office personnel across the globe, split-shift rotation protocols for our manufacturing and operations facilities, social distancing guidelines in manufacturing and operations facilities, and quarantine protocols for employees at risk of exposure to Covid-19. These measures are periodically reviewed and updated based on changing conditions and local government requirements. In addition, we have experienced local disruptions of activity in response to outbreaks of Covid-19 at certain offshore drilling locations, and disruptions due to travel restrictions and local governmental orders. However, in most locations, our products and services have been deemed essential economic activity and have continued during local restrictions on business activity.

As our customer base looks for differentiated technology and efficiency-based solutions, we are continuing to focus our efforts on integrating our product lines across all markets, with a focus on improving market share, asset utilization, and profitability.

As we move through this challenging market, we are now realizing the results of our profitability improvement project by increasing efficiencies and reducing costs. We will continue to monitor the market to ensure we are right-sized to execute customer projects and maximize profitability. Ongoing efforts are underway to reduce our spending base and to optimize working capital, with active workstreams in the areas of collections, capital expenditures, inventory management and disbursements.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net loss	$(27,791)	$(23,789)	$(148,014)	$(67,236)
Goodwill impairment	—	—	57,146	—
Severance and other charges, net	3,549	5,222	29,436	6,492
Interest (income) expense, net	93	(563)	(618)	(1,757)
Depreciation and amortization	15,950	21,482	52,920	70,637
Income tax expense (benefit)	6,395	7,297	(182)	20,370
(Gain) loss on disposal of assets	(308)	603	(898)	984
Foreign currency (gain) loss	(2,334)	3,872	5,865	4,050
TRA related adjustments	—	—	—	(220)
Charges and credits (1)	3,459	1,897	8,725	9,522
Adjusted EBITDA	$(987)	$16,021	$4,380	$42,842
Adjusted EBITDA margin	(1.2)%	11.4%	1.5%	9.7%

(1)    Comprised of Equity-based compensation expense (for the three months ended September 30, 2020 and 2019: $2,773 and $2,647, respectively, and for the nine months ended September 30, 2020 and 2019: $8,434 and $8,238, respectively), Unrealized and realized (gains) losses (for the three months ended September 30, 2020 and 2019: $113 and $(1,382), respectively, and for the nine months ended September 30, 2020 and 2019: $(1,480) and $(2,073), respectively), and Investigation-related matters (for the three months ended September 30, 2020 and 2019: $573 and $632, respectively, and for the nine months ended September 30, 2020 and 2019: $1,771 and $3,357, respectively).

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

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)
Revenue:
Services	$66,418	$119,572	$246,084	$362,069
Products	17,999	20,845	47,926	78,410
Total revenue	84,417	140,417	294,010	440,479

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization
Services	56,574	86,745	197,005	255,769
Products	13,733	14,247	36,007	57,850
General and administrative expenses	18,665	26,921	67,634	96,358
Depreciation and amortization	15,950	21,482	52,920	70,637
Goodwill impairment	—	—	57,146	—
Severance and other charges, net	3,549	5,222	29,436	6,492
(Gain) loss on disposal of assets	(308)	603	(898)	984
Operating loss	(23,746)	(14,803)	(145,240)	(47,611)

Other income (expense):
TRA related adjustments	—	—	—	220
Other income, net	109	1,620	2,291	2,818
Interest income (expense), net	(93)	563	618	1,757
Foreign currency gain (loss)	2,334	(3,872)	(5,865)	(4,050)
Total other income (expense)	2,350	(1,689)	(2,956)	745

Loss before income taxes	(21,396)	(16,492)	(148,196)	(46,866)
Income tax expense (benefit)	6,395	7,297	(182)	20,370
Net loss	$(27,791)	$(23,789)	$(148,014)	$(67,236)

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenue. Revenue from external customers, excluding intersegment sales, for the three months ended September 30, 2020 decreased by $56.0 million, or 39.9%, to $84.4 million from $140.4 million for the three months ended September 30, 2019. Revenue decreased across all segments due to the Covid-19 pandemic and the sharp decline in oil prices. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

Cost of revenue, exclusive of depreciation and amortization. Cost of revenue for the three months ended September 30, 2020 decreased by $30.6 million, or 30.3%, to $70.3 million from $100.9 million for the three months ended September 30, 2019. The decrease was driven by lower activity levels and mix of work in the TRS, Tubulars and CE segments.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2020 decreased by $8.2 million, or 30.5%, to $18.7 million from $26.9 million for the three months ended September 30, 2019, primarily due to previously implemented restructuring and cost cutting measures. The prior year period benefited from sales and use tax refunds received which did not repeat in the current period.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2020 decreased by $5.5 million, or 25.6%, to $16.0 million from $21.5 million for the three months ended September 30, 2019, as a result of a lower depreciable base and less intangible asset amortization.

Severance and other charges, net. Severance and other charges, net for the three months ended September 30, 2020 decreased by $1.7 million, or 32.7%, to $3.5 million from $5.2 million for the three months ended September 30, 2019. Severance and other charges, net for the three months ended September 30, 2020 was unfavorably impacted by higher employee separation costs as compared to the prior period. Severance and other charges, net for the three months ended September 30, 2019 was unfavorably impacted by a $4.0 million impairment charge associated with assets identified as held for sale during the quarter. See Note 16—Severance and Other Charges, net in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Foreign currency gain (loss). Foreign currency gain (loss) for the three months ended September 30, 2020 changed by $6.2 million, or 159.0%, to a gain of $2.3 million from a loss of $(3.9) million for the three months ended September 30, 2019. The change in foreign currency results year-over-year was primarily driven by the weakening of the U.S. dollar in the current period as compared to the prior year period, primarily against the Norwegian Krone and British Pound.

Income tax expense. Income tax expense for the three months ended September 30, 2020 decreased by $0.9 million to $6.4 million from $7.3 million for the three months ended September 30, 2019, primarily as a result of a change in the jurisdictional sources of income, namely an increase in revenue in certain regions that apply withholding or revenue based taxes. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenue rather than profits) and withholding taxes based on revenue; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period based on the overall effective tax rate for all jurisdictions in which we operate.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenue. Revenue from external customers, excluding intersegment sales, for the nine months ended September 30, 2020 decreased by $146.5 million, or 33.3%, to $294.0 million from $440.5 million for the nine months ended September 30, 2019. Revenue decreased across all segments due to the Covid-19 pandemic and the sharp decline in oil prices. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

Cost of revenue, exclusive of depreciation and amortization. Cost of revenue for the nine months ended September 30, 2020 decreased by $80.6 million, or 25.7%, to $233.0 million from $313.6 million for the nine months ended September 30, 2019. The decrease was driven by lower activity levels and mix of work in the TRS, Tubulars and CE segments.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2020 decreased by $28.8 million, or 29.9%, to $67.6 million from $96.4 million for the nine months ended September 30, 2019 due to the restructuring and cost cutting measures we implemented during 2019 and 2020.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2020 decreased by $17.7 million, or 25.1%, to $52.9 million from $70.6 million for the nine months ended September 30, 2019, as a result of a lower depreciable base and less intangible asset amortization.

Goodwill impairment. We recognized a goodwill impairment of $57.1 million during the nine months ended September 30, 2020. There was no goodwill impairment charge during the nine months ended September 30, 2019. See Note 6—Goodwill and Intangible Assets in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Severance and other charges, net. Severance and other charges, net for the nine months ended September 30, 2020 increased by $22.9 million to $29.4 million from $6.5 million for the nine months ended September 30, 2019. Severance and other charges, net for the nine months ended September 30, 2020 was unfavorably impacted by fixed asset impairment charges of $15.6 million, intangible asset impairments of $4.7 million and severance and other costs of $8.8 million, primarily driven by Covid-19-related activity disruptions and customer spending cuts in response to falling oil prices. See Note 16—Severance and Other Charges, net in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Foreign currency gain (loss). Foreign currency loss for the nine months ended September 30, 2020 increased by $1.8 million, to $5.9 million compared to $4.1 million for the nine months ended September 30, 2019. The change in foreign currency results year-over-year was primarily driven by increased strengthening of the U.S. dollar in the current period as compared to the prior year period.

Income tax expense (benefit). Income tax expense for the nine months ended September 30, 2020 decreased by $20.6 million to a benefit of $(0.2) million from an expense of $20.4 million for the nine months ended September 30, 2019. The variance in effective tax rates compared to the same period last year is due to the beneficial impact in the current period from the 5-year net operating loss carryback provision included in the recently-enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

Operating Segment Results

    The following table presents revenue and Adjusted EBITDA by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Tubular Running Services	$52,926	$102,277	$204,750	$306,971
Tubulars	16,483	12,519	37,766	53,510
Cementing Equipment	15,008	25,621	51,494	79,998
Total	$84,417	$140,417	$294,010	$440,479

Segment Adjusted EBITDA (1):
Tubular Running Services	$982	$23,884	$18,336	$67,019
Tubulars	1,806	456	3,883	8,502
Cementing Equipment	3,376	3,031	6,806	9,854
Corporate (2)	(7,151)	(11,350)	(24,645)	(42,533)
	$(987)	$16,021	$4,380	$42,842

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Tubular Running Services

Revenue for the TRS segment was $52.9 million for the three months ended September 30, 2020, a decrease of $49.4 million, or 48.3%, compared to $102.3 million for the same period in 2019. The decrease was driven by Covid-19-related activity disruptions and customer spending cuts in response to falling oil prices, primarily in Africa, the U.S., Europe and Asia Pacific markets.

Adjusted EBITDA for the TRS segment was $1.0 million for the three months ended September 30, 2020, a decrease of $22.9 million, or 95.8%, compared to $23.9 million for the same period in 2019. Segment results were negatively impacted by the activity declines in Africa, the U.S., Europe and Asia Pacific markets.

Tubulars

Revenue for the Tubulars segment was $16.5 million for the three months ended September 30, 2020, an increase of $4.0 million, or 32.0%, compared to $12.5 million for the same period in 2019, primarily as a result of an increase in tubular product sales during the current period.

Adjusted EBITDA for the Tubulars segment was $1.8 million for the three months ended September 30, 2020, an increase of $1.3 million, or 260.0%, compared to $0.5 million for the same period in 2019. An increase in tubular product sales impacted the current period.

Cementing Equipment

Revenue for the CE segment was $15.0 million for the three months ended September 30, 2020, a decrease of $10.6 million, or 41.4%, compared to $25.6 million for the same period in 2019, driven by lower drilling activity and lower product sales in the U.S. as a result of depressed oil prices.

Adjusted EBITDA for the CE segment was $3.4 million for the three months ended September 30, 2020, an increase of $0.4 million, or 13.3%, compared to $3.0 million for the same period in 2019, primarily due to lower costs as a result of restructuring and cost cutting measures

Corporate

Adjusted EBITDA for Corporate was a loss of $7.2 million for the three months ended September 30, 2020, an improvement of $4.2 million, or 36.8%, compared to a loss of $11.4 million for the same period in 2019, primarily due to lower costs as a result of restructuring and cost cutting measures.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Tubular Running Services

Revenue for the TRS segment was $204.8 million for the nine months ended September 30, 2020, a decrease of $102.2 million, or 33.3%, compared to $307.0 million for the same period in 2019. The decrease was driven by Covid-19-related activity disruptions and customer spending cuts in response to falling oil prices in most offshore markets and the U.S. land market.

Adjusted EBITDA for the TRS segment was $18.3 million for the nine months ended September 30, 2020, a decrease of $48.7 million, or 72.7%, compared to $67.0 million for the same period in 2019. Segment results were negatively impacted by activity declines across most offshore markets and the U.S. land market.

Tubulars

Revenue for the Tubulars segment was $37.8 million for the nine months ended September 30, 2020, a decrease of $15.7 million, or 29.3%, compared to $53.5 million for the same period in 2019, primarily as a result of lower drilling tools activity and lower tubular sales during the current period, due in part to Covid-19-related activity disruptions and customer spending cuts in response to falling oil prices.

Adjusted EBITDA for the Tubulars segment was $3.9 million for the nine months ended September 30, 2020, a decrease of $4.6 million, or 54.1%, compared to $8.5 million for the same period in 2019. Lower drilling tools activity and lower tubular sales impacted the current period.

Cementing Equipment

Revenue for the CE segment was $51.5 million for the nine months ended September 30, 2020, a decrease of $28.5 million, or 35.6%, compared to $80.0 million for the same period in 2019, driven by lower drilling activity and product sales in the U.S. as a result of falling oil prices.

Adjusted EBITDA for the CE segment was $6.8 million for the nine months ended September 30, 2020, a decrease of $3.1 million, or 31.3%, compared to $9.9 million for the same period in 2019, primarily due to lower revenue, particularly in the U.S. offshore market.

Corporate

Adjusted EBITDA for Corporate was a loss of $24.6 million for the nine months ended September 30, 2020, an improvement of $17.9 million, or 42.1%, compared to a loss of $42.5 million for the same period in 2019, primarily due to lower costs as a result of restructuring and cost cutting measures.

Liquidity and Capital Resources

Liquidity

    At September 30, 2020, we had cash and cash equivalents of $205.9 million and no debt. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements. The Covid-19 pandemic has significantly reduced economic activity levels across the globe, which has resulted in lower demand for oil and natural gas, as well as for our services and products. The reduced demand for our services and products has had, and may continue to have, a material adverse impact on our business, results of operations and financial condition. In consideration of these risks, we are undertaking additional measures to protect liquidity. These measures include increased focus on collection of receivables, enhanced customer credit review, special measures to reduce risks of high-cost inventory items, and enhanced cash reporting requirements.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $38,502,322 remained authorized for repurchases as of September 30, 2020; subject to the limitation set in our shareholder authorization for repurchases of our common stock, which is currently 10% of the common stock outstanding as of April 30, 2020. From the inception of this program in February 2020 through September 30, 2020, we repurchased 570,044 shares of our common stock for a total cost of approximately $1.5 million. This program was suspended during the second quarter of 2020 due to the impacts of Covid-19 and commodity price declines and will be revisited when market conditions stabilize sufficiently to provide greater clarity to anticipated business results.

    Our total capital expenditures are estimated to be approximately $30.0 million in 2020, of which we expect approximately 90% will be used for the purchase and manufacture of equipment and 10% for other property, plant and equipment, inclusive of capitalized enterprise resource planning software implementation costs. The increased estimate is attributable to prior year approved expenditures in progress during 2020 and delivered more quickly than anticipated. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions and timing of deliveries. During the nine months ended September 30, 2020 and 2019, cash expenditures related to property, plant and equipment and intangibles were $25.7 million and $27.0 million, respectively, all of which were funded from internally generated funds. We believe our cash on hand should be sufficient to fund our capital expenditure and liquidity requirements for the remainder of 2020.

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

As of September 30, 2020, FINV had no borrowings outstanding under the ABL Credit Facility, letters of credit outstanding of $9.1 million and availability of $30.2 million. At this time, due to our expected ability to fund our capital expenditure and liquidity requirements from cash on hand, we do not anticipate a need to borrow under the ABL Credit Facility during the remainder of 2020. Further, we do not believe that an FCCR Trigger Event will occur in the remainder of 2020.

Tax Receivable Agreement

We entered into the TRA with FICV and Mosing Holdings in connection with our IPO. The TRA generally provides for the payment by FINV to Mosing Holdings of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that FINV actually realizes (or is deemed to realize in certain circumstances) in periods after our IPO as a result of (i) tax basis increases resulting from the Conversion and (ii) imputed interest deemed to be paid by FINV as a result of, and additional tax basis arising from, payments under the TRA. We will retain the benefit of the remaining 15% of these cash savings, if any. Payments FINV makes under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. The payments under the TRA will not be conditioned upon a holder of rights under the TRA having a continued ownership interest in FINV. As of October 27, 2020, based on the best information available to us, the Mosing family collectively owns approximately 48% of our common shares.

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

Cash Flows from Operating, Investing and Financing Activities

Cash flows from our operations, investing and financing activities are summarized below (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Operating activities	$25,315	$8,485
Investing activities	(16,209)	(191)
Financing activities	(1,689)	(5,416)
	7,417	2,878
Effect of exchange rate changes on cash	3,267	2,684
Net increase in cash, cash equivalents and restricted cash	$10,684	$5,562

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

Operating Activities

Cash flow provided by operating activities was $25.3 million for the nine months ended September 30, 2020 compared to $8.5 million for the same period in 2019. The change in cash flow from operating activities of $16.8 million was primarily a result of favorable changes in accounts receivable of $53.4 million, partially offset by an increased net loss, unfavorable changes in accounts payable and accrued liabilities of $14.6 million and other noncurrent liabilities of $3.7 million. During the third quarter of 2020, we received an income tax refund of $17.5 million as a result of the net operating loss carryback provision in the CARES Act. Please see Note 14—Income Taxes in the Notes to Unaudited Condensed Consolidated Financial Statements.

Investing Activities

Cash flow used in investing activities was $16.2 million for the nine months ended September 30, 2020 compared to $0.2 million in the same period in 2019, a year-over-year decrease of $16.0 million. Investing activities for the nine months ended September 30, 2019 included net proceeds from sales of investments of $23.6 million that did not reoccur in the nine months ended September 30, 2020. This was offset by a $6.7 million increase in proceeds from the sale of assets and a $1.3 million decrease in the purchases of property, plant, equipment and intangibles.

Financing Activities

Cash flow used in financing activities was $1.7 million for the nine months ended September 30, 2020 compared to $5.4 million in the same period in 2019. The decrease in cash flow used in financing activities of $3.7 million was due to decreased repayment of borrowings of $5.1 million, partially offset by repurchases under our publicly announced share repurchase program of $1.5 million during the nine months ended September 30, 2020.

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

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

    As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.

(b)    Change in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

    We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of September 30, 2020 and December 31, 2019. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows. Please see Note 15—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Our business depends on the level of activity in oil and gas exploration, development and production in market sectors worldwide. Oil and gas prices and market expectations of potential changes in these prices significantly affect this level of activity. However, higher commodity prices do not necessarily translate into increased drilling or well construction and completion activity, since customers’ expectations of future commodity prices typically drive demand for our services and products. The availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect the demand for our services and products. Worldwide military, political and economic events have in the past contributed to oil and gas price volatility and continue to do so at present. Average daily prices for New York Mercantile Exchange West Texas Intermediate ranged from a high of approximately $63/Bbl in January 2020 to a low of negative $37/Bbl in April 2020. This significant decline in crude oil prices has largely been attributable to the global outbreak of Covid-19, which has reduced demand for oil and natural gas because of significantly reduced global and national economic activity. Additionally, in March 2020, Saudi Arabia and Russia failed to agree on a plan to cut production of oil and gas within OPEC and Russia. Subsequently, Saudi Arabia announced plans to increase production to record levels and reduce the prices at which they sell oil. We cannot predict whether or when oil production and economic activities will return to normalized levels. Saudi Arabia and Russia subsequently announced production cuts, but even with such cuts oil prices could remain at current levels, or decline further, for an extended period of time. If current levels are sustained or decline further, certain of our customers may be unable to pay their vendors and service providers, including us, as a result of the decline in commodity prices. Reduced activity in our areas of operation as a result of decreased capital spending could have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices.

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

We may not be able to accurately predict what or how many products our customers will need in the future. Orders are placed with our suppliers based on forecasts of customer demand and, in some instances, we may establish buffer inventories to accommodate anticipated demand. Our forecasts of customer demand are based on multiple assumptions, each of which may introduce errors into the estimates. In addition, many of our suppliers require a longer lead time to provide products than our customers demand for delivery of our finished products. If we overestimate customer demand, we may allocate resources to the purchase of material or manufactured products that we may not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce gross margin and adversely affect financial results. We overestimated customer demand for our pipe and connectors inventory, and this resulted in a material impairment charge in 2017. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect profit margins, increase product obsolescence and restrict our ability to fund our operations. Recently, the uncertainty surrounding the duration and spread of the Covid-19 pandemic along with the market volatility due to variable oil production from Russia and Saudi Arabia have further decreased our ability to accurately estimate demand for our services and products. In particular, sporadic suspensions of activity in certain locations due to local outbreaks of Covid-19 are difficult or impossible to anticipate, and can cause interruption of revenue and delays in availability of equipment and personnel for subsequent work, interfering with our ability to plan allocation of resources over time.

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

Our operations require personnel with specialized skills and experience. Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers is high, the supply can be limited in certain jurisdictions, and the cost to attract and retain qualified personnel has increased over the past few years. In addition, we are currently a party to collective bargaining or similar agreements in certain international areas in which we operate, which could result in increases in the wage rates that we must pay to retain our employees. Furthermore, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. Finally, the Covid-19 pandemic provides an illustrative example of how a pandemic or other health crisis can impact our operations and business by affecting the health of skilled workers and rendering them unable to work or travel. These events may cause our capacity to be diminished, our ability to respond quickly to customer demands or strong market conditions may be inhibited and our growth potential could be impaired, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Any change in capital expenditures by our customers or reductions in their capital spending could directly impact our business by reducing demand for our products and services and could have a material adverse effect on our business. Our customers are subject to risks which, in turn, could impact our business, including recent volatile oil and gas prices caused by Covid-19 and the potential for increased oil production from Russia and Saudi Arabia, difficulty accessing capital on economically advantageous terms and adverse developments in their own business or operations. With respect to national oil company customers, we are also subject to risk of policy, regime and budgetary changes.

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

Events outside of our control, including a pandemic, epidemic or outbreak of an infectious disease, such as the global outbreak of Covid-19, have materially adversely affected, and may further materially adversely affect, our business.

We face risks related to pandemics, epidemics, outbreaks or other public health events that are outside of our control, and could significantly disrupt our operations and adversely affect our financial condition. For example, the global outbreak of Covid-19 has reduced demand for oil and natural gas because of significantly reduced global and national economic activity. In addition, the impact of Covid-19 or other public health events may adversely affect our operations or the health of our workforce and the workforces of our customers and service providers by rendering employees or contractors unable to work or unable to access our and their facilities for an indefinite period of time. On March 13, 2020, the United States declared the Covid-19 pandemic a national emergency, and several states, including Texas and Louisiana, and municipalities declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of Covid-19 in regions across the United States and the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Our business involves movement of people and certain parts and supplies to or from foreign locations, and the travel restrictions many governments have imposed due to Covid-19 have significantly disrupted such movement and decreased our ability to provide products and services to our customers. To the extent Covid-19 continues or worsens, including potential seasonal increases, governments may impose additional similar restrictions.

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

As the potential impact from Covid-19 is difficult to predict, the extent to which it may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact will depend on future developments and new information that may emerge regarding the severity and duration of Covid-19, seasonal variation of Covid-19, and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results.

Customer credit risks could result in losses.

The concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. Those countries that rely heavily upon income from hydrocarbon exports would be hit particularly hard by a drop in oil prices such as the drop that has occurred this year. The impact of the most recent downturn on our customers and their ability to continue operations and pay for our services is uncertain. Further, laws in some jurisdictions in which we operate could make collection difficult or time consuming. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we cannot assure such reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations.

Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. To the extent one or more of our key customers is in financial distress or commences bankruptcy proceedings, contracts with these customers may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code and similar international laws. Any material nonpayment or nonperformance by our key customers could adversely affect our business, financial condition and results of operations. The current downturn in our industry as a result of the Covid-19 pandemic along with the market volatility due to variable oil production from Russia and Saudi Arabia has exacerbated these credit risks.

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

Our future success depends in substantial part on our ability to hire and retain our executive officers and other key personnel who possess extensive expertise, talent and leadership and are critical to our success. The diminution or loss of the services of these individuals, or other integral key personnel affiliated with entities that we acquire in the future, could have a material adverse effect on our business. The public health concerns posed by Covid-19 could pose a risk to our employees and may render our employees unable to work or travel. The full extent to which Covid-19 may impact our employees, and subsequently our business, cannot be predicted at this time. We continue to monitor the situation, have actively implemented policies and practices to address the situation, and may adjust our current policies and practices as more information and guidance become available. Furthermore, we may not be able to enforce all of the provisions in agreements we have entered into with certain of our executive officers, and such agreements may not otherwise be effective in retaining such individuals. In addition, we may not be able to retain key employees of entities that we acquire in the future. This may impact our ability to successfully integrate or operate the assets we acquire.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    Following is a summary of our repurchases of our common stock during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
July 1 - July 31	—	$—	—	$38,502,322
August 1 - August 31	—	$—	—	$38,502,322
September 1 - September 30	—	$—	—	$38,502,322
Total	—	$—	—

(1)This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. The Company administers cashless settlements and does not repurchase stock in connection with cashless settlements.

(2)Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $38,502,322 remained authorized for repurchases as of September 30, 2020; subject to the limitation set in our shareholder authorization for repurchases of our common stock, which is currently 10% of the common stock outstanding as of April 30, 2020. From the inception of this program in February 2020 through September 30, 2020, we repurchased 570,044 shares of our common stock for a total cost of approximately $1.5 million. This program was suspended during the second quarter of 2020.

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
*101.1
The following materials from Frank’s International N.V.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†    Represents management contract or compensatory plan or arrangement.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANK’S INTERNATIONAL N.V.

Date:	November 3, 2020	By:	/s/ Melissa Cougle
Melissa Cougle
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)