Form 10-K
period 2020-12-31
FRANK'S INTERNATIONAL N.V.
filed 2021-03-01
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2020, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $424.6 million.
As of February 17, 2021, there were 226,578,254 shares of common stock, €0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement in connection with the 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Part III of this Form 10-K.

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
•uncertainty regarding the extent and duration of the remaining restrictions in the United States and globally on various commercial and economic activities due to the Coronavirus Disease 2019 (“COVID-19”) virus, including uncertainty regarding the re-imposition of restrictions due to resurgences in infection rates; such restrictions are designed to protect public health but also have the effect of significantly reducing demand for oil and gas, which may correspondingly decrease demand for our products and services;
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
•the development of new technology by our competitors, including potentially disruptive new technologies;
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

The impact of the COVID-19 pandemic and related economic, business and market disruptions is evolving rapidly, and its future effects are uncertain. The actual impact of these recent developments on our business will depend on many factors, many of which are beyond management's control and knowledge. It is therefore difficult for management to assess or predict with accuracy the broad future effects of this health crisis on the global economy, the energy industry or the Company. As additional information becomes available, events or circumstances change and strategic operational decisions are made by management, further adjustments may be required which could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

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

The table below shows our consolidated revenue and each segment’s revenue and percentage of consolidated revenue for the periods indicated (revenue in thousands):

	Year Ended December 31,
	2020		2019		2018
	Revenue	Percent	Revenue	Percent	Revenue	Percent

Tubular Running Services	$269,711	69.1%	$400,327	69.0%	$361,045	69.1%
Tubulars	53,668	13.7%	74,687	12.9%	72,303	13.8%
Cementing Equipment	66,979	17.2%	104,906	18.1%	89,145	17.1%
Total	$390,358	100.0%	$579,920	100.0%	$522,493	100.0%

Our Corporate Structure

    We are a publicly traded company on the New York Stock Exchange (“NYSE”). As of February 17, 2021, based on the best information available to the Company, the Mosing family collectively owns approximately 47% of our common shares.

Description of Business Segments

    Tubular Running Services

The Tubular Running Services (“TRS”) segment provides tubular running services globally. Internationally, the TRS segment operates in the majority of the offshore oil and gas markets and also in several onshore regions with operations in approximately 40 countries on six continents. In the U.S., the TRS segment provides services in the active onshore oil and gas drilling regions, including the Permian Basin, Eagle Ford Shale, Haynesville Shale, Marcellus Shale and Utica Shale, and in the U.S. Gulf of Mexico. Our customers are primarily large exploration and production companies, including international oil and gas companies, national oil and gas companies, major independents and other oilfield service companies.

    Tubulars

The Tubulars segment designs, manufactures and distributes connectors and casing attachments for large OD heavy wall pipe. Additionally, the Tubulars segment sells large OD pipe originally manufactured by various pipe mills, as plain end or fully fabricated with proprietary welded or thread-direct connector solutions and provides specialized fabrication and welding services in support of offshore deepwater projects, including drilling and production risers, flowlines and pipeline end terminations, as well as long-length tubular assemblies up to 400 feet in length. The Tubulars segment also specializes in the development, manufacture and supply of proprietary drilling tool solutions that focus on improving drilling productivity through eliminating or mitigating traditional drilling operational risks.

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

Customers

    Our customers consist primarily of oil and gas exploration and production companies, both in the U.S. and international markets, including major and independent companies, national oil companies, and other service companies that have contractual obligations to provide tubular services, well construction services or comparable services. Demand for our services and products depends primarily upon the capital spending of oil and gas companies and the level of drilling activity in the U.S. and in international markets. We do not believe the loss of any of our individual customers would have a material adverse effect on our business. One customer accounted for 13% of our revenue for the year ended December 31, 2020. All three of our segments generated revenue from this customer. No single customer accounted for more than 10% of our revenue for the years ended December 31, 2019 and 2018.

Competition

    The markets in which we operate are competitive. We compete with a number of companies, some of which have financial and other resources greater than ours. The principal competitive factors in our markets are the quality, price and availability of products and services and a company’s responsiveness to customer needs and its reputation for safety. In general, we face a larger number of smaller, more regionally-specific competitors in the U.S. onshore market compared to international and offshore markets, where larger competitors dominate.

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

Market Environment

    The full impact of the COVID-19 outbreak and the resulting reduction in oil sector activity continues to evolve daily. However, with ongoing mass vaccination programs beginning to be deployed, we expect the market to respond positively throughout 2021. As COVID-19 responses have normalized and the Organization of Petroleum Exporting Countries (“OPEC”) and Russia production cut agreements have remained in place, demand is expected to continue to draw down stockpiles of supply. While it is uncertain how long depressed energy demand will last, we anticipate international and U.S. offshore demand for our products and services to moderately increase from current levels as more customer projects come back online in 2021. Exploration and development spending continues to shift toward offshore and internationally focused projects, while U.S. land activity is anticipated to have a moderate recovery over the coming year. Activity in the deepwater offshore market is expected to improve as delayed projects resume and new projects commence throughout 2021.

Inventories and Working Capital

    An important consideration for many of our customers in selecting a vendor is timely availability of the product or service. Often customers will pay a premium for earlier or immediate availability because of the cost of delays in critical operations. This availability is especially critical for our proprietary tubular products, causing us to carry inventories for these products. For critical capital items for which demand is expected to be strong, we often build certain items before we have a firm order. Having such goods available on short notice can be of great value to our customers.

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

Environmental and Occupational Health and Safety Regulation

Our operations are subject to numerous stringent and complex laws and regulations governing the emission and discharge of materials into the environment, occupational health and safety aspects of our operations, or otherwise relating to environmental protection. Failure to comply with these laws or regulations or to obtain or comply with permits may result in the assessment of sanctions, including administrative, civil and criminal penalties, imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures, the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects, and the imposition of orders or injunctions to prohibit or restrict certain activities or force future compliance.

Numerous governmental authorities, such as the U.S. Environmental Protection Agency (“EPA”), analogous state agencies and, in certain circumstances, individual citizens or organizations, have the power to enforce compliance with these laws and regulations and the permits issued under them. Certain environmental laws may impose joint and several strict liability, without regard to fault or the legality of the original conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. The trend in environmental regulation is to typically place more stringent restrictions and limitations on activities that may impact the environment, and thus, any changes in environmental laws and regulations or in enforcement policies that result in more stringent and costly waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. Moreover, accidental releases or spills of regulated substances may occur in the course of our operations, and we cannot assure that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons.

The following is a summary of the more significant existing environmental and occupational health and safety laws and regulations to which our business operations are subject and for which compliance could have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous Substances and Wastes

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

Water Discharges

The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. A responsible party includes the owner or operator of a facility from which a discharge occurs. In 2015, the EPA and the U.S. Army Corps of Engineers (“Corps”) under the Obama Administration finalized a rule that would significantly expand the scope of the Clean Water Act’s jurisdiction, potentially expanding the areas that would require permits prior to commencing construction or exploration and production activities. However, the EPA and the Corps under the Trump Administration issued a final rule, made effective in December 2019, that repealed the 2015 rule and they also published a final rule in April 2020 re-defining the term “waters of the United States” as applied under the Clean Water Act and narrowing the scope of waters subject to federal regulation. The April 2020 final rule is subject to various pending legal challenges; moreover, there is an expectation that the Biden Administration may reconsider this April 2020 final rule. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges. Pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water from our operations and may be required to develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of significant quantities of oil, including refined petroleum products.

Air Emissions

The federal Clean Air Act (“CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other emission control requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations can result in the imposition of administrative, civil and criminal penalties, as well as the issuance of orders or injunctions limiting or prohibiting non-compliant operations. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in 2015, the EPA under the Obama Administration issued a final rule under the CAA, making the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone more stringent. Since that time, the EPA has issued attainment/nonattainment designations and, more recently in August 2020, the EPA under the Trump Administration published notice of a proposed action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. State implementation of the revised NAAQS could result in stricter air emissions permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. We do not believe that any of our operations are subject to the federal Clean Air Act permitting or regulatory requirements for major sources of air emissions, but some of our facilities could be subject to state “minor source” air permitting requirements and other state regulatory requirements applicable to air emissions, such as source registration and recordkeeping requirements.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level, but President Biden announced plans to take action with regards to climate change, has signed two executive orders to this effect on January 20, 2021, and is expected to pursue other climate change legislation, executive actions or other regulatory initiatives in the future to limit GHG emissions. Moreover, with the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas sources in the United States, implement New Source Performance Standards (“NSPS”) directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the U.S. Department of Transportation (“DOT”), implement GHG emissions limits on vehicles manufactured for operation in the United States. In recent years, there has been considerable uncertainty surrounding regulation of methane emissions, as the EPA under the Obama Administration published final regulations under the CAA establishing standards for methane in 2016, but since that time the EPA under the Trump Administration has undertaken several measures to delay implementation of those standards, including one final rule published in September 2020 that rescinds the methane specific requirements applicable to sources in the production and processing segments of the oil and gas industry. Various states and industry and environmental groups are separately challenging EPA’s 2016 standards and its September 2020 final rule and, on his first day in office, President Biden issued an executive order that, among other things, called for issuance of proposed rules by no later than September 2021 that would restore Obama-era rules for methane standards applicable to new, modified, and reconstructed sources by suspending, revising or rescinding the EPA’s September 2020 final rule and establish new methane and volatile organic compound standards applicable to existing oil and gas operations, including the production, transmission, processing and storage segments.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is a non-binding agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. While the United States withdrew from the Paris Agreement under the Trump Administration, effective November 4, 2020, President Biden issued an executive order on January 20, 2021 recommitting the United States to the Paris Agreement. With the United States recommitting to the Paris

Agreement, executive orders may be issued or federal legislation or regulatory initiatives may be adopted to achieve the agreement’s goals.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States. In addition to re-committing to the Paris Agreement, other political actions indicated by President Biden during his campaign that could adversely affect the oil and gas industry include limiting hydraulic fracturing by banning new oil and gas permitting on federal lands and waters, limiting new leasing of federal lands or offshore waters for oil and gas exploration and production activities, potentially eliminating certain tax rules (referred to as subsidies) that benefit the oil and gas industry, and imposing restrictions on pipeline infrastructure or the permitting of liquefied natural gas (“LNG”) export facilities. On January 20, 2021, the Acting Secretary of the U.S. Department of the Interior issued an order, effective immediately, that suspends new oil and gas leases and drilling permits on non-Indian federal lands and waters for a period of 60 days. Subsequently, on January 27, 2021, President Biden issued an executive order focused on combating climate change that, among other things, ordered: (i) the Secretary of the Interior to pause, to the extent consistent with applicable law, the issuance of new oil and gas leases on federal public lands and offshore waters (but excluding lands that the United States holds in trust for Indian tribes) pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities on such lands and waters; and (ii) applicable agencies to identify fossil fuel subsidies provided by their respective agencies and subsequently take measures to ensure, to the extent consistent with applicable law, that federal funding is not directly subsidizing fossil fuels, with a further objective of eliminating fossil fuel subsidies from federal budget requests beginning in federal Fiscal Year 2022. In response, one industry group is already challenging the order, filing a lawsuit on January 27, 2021 in Wyoming federal district court and seeking to have the moratorium declared invalid.

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

Financial risks also exist for fossil fuel producers as shareholders who are currently invested in fossil-fuel energy companies but are concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel energy companies. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of production of crude oil and natural gas, which could in turn decrease demand for our services. Our own operations could also face limitations on access to capital as a result of these trends, which could adversely affect our business and results of operation.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas, which could reduce demand for our services and products. Additionally, political, litigation and financial risks may result in our oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our services and products. Moreover, the increased competitiveness of alternative energy sources (such as wind, solar geothermal, tidal and biofuels) could reduce demand for hydrocarbons, and therefore for our products and services, which would lead to a reduction in our revenues. Over time, one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice in the oil and gas industry. The process involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. While we may provide supporting products through our Cementing Equipment segment, we do not perform hydraulic fracturing, but many of our onshore customers utilize this technique. Certain environmental advocacy groups and regulatory agencies have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources and may cause earthquakes. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly. For example, in the United States, the EPA already regulates certain hydraulic fracturing operations involving diesel under the Underground Injection Control program of the federal Safe Drinking Water Act. Also, in 2016, the federal Bureau of Land Management (“BLM”) under the Obama Administration published a final rule imposing more stringent standards on hydraulic fracturing activities on federal lands, including requirements for chemical disclosure, well bore integrity, and handling of flowback water. However, in late 2018, the BLM under the Trump Administration published a final rule rescinding the 2016 final rule. Litigation challenging the BLM's 2016 final rule as well as its 2018 final rule rescinding the 2016 rule has been pursued by various states and industry and environmental groups. While a California federal court vacated the 2018 final rule in July 2020, a Wyoming federal court subsequently vacated the 2016 final rule in October 2020 and, accordingly, the 2016 final rule is no longer in effect but the Wyoming decision is expected to be appealed. Moreover, the BLM under a Biden Administration could seek to pursue regulatory initiatives that regulate hydraulic fracturing activities on federal lands. Additionally, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water sources under some circumstances. States and local governments may also seek to limit hydraulic fracturing activities through time, place, and manner restrictions on operations or ban the process altogether. The adoption of legislation or regulatory programs that restrict hydraulic fracturing could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our services. There also exists the potential for the Biden Administration to pursue new or amended laws, regulations, executive actions and other regulatory initiatives that could impose more stringent restrictions on hydraulic fracturing, including potential restrictions on hydraulic fracturing by banning new oil and gas permitting on federal lands.

Offshore Regulatory and Marine Safety

Spurred on by environmental and safety concerns, governing bodies from time to time have pursued moratoria and legislation or regulatory initiatives that would materially limit or prohibit offshore drilling in certain areas, including areas where we or our oil and gas exploration and production customers conduct operations such as on the federal Outer Continental Shelf waters in the United States Gulf of Mexico. In the United States, President Biden has indicated his intent to ban new oil and natural gas permitting on federal lands and waters, including the OCS, and he may pursue regulatory initiatives, executive actions and legislation in support of his regulatory agenda. Additionally, regulatory agencies under the Biden Administration may issue new or amended rulemakings regarding deep water leasing, permitting or drilling that could result in more stringent or costly restrictions than those imposed under the Trump Administration as well as delays or cancellations to our customers with respect to their offshore operations. On January 20, 2021, the Acting Secretary of the U.S. Department of the Interior issued an order, effective immediately, that suspends new oil and gas leases and drilling permits on non-Indian federal lands and waters for a period of 60 days. Subsequently, on January 27, 2021, President Biden issued an executive order that, among other things, ordered the Secretary of the Interior to pause, to the extent consistent with applicable law, the issuance of new oil and gas leases on federal public lands and offshore waters (but excluding lands that the United States holds in trust for Indian tribes) pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities on such lands and waters. President Biden’s January 27, 2021 executive order establishing a moratorium on the issuance of new leases on these federal lands and waters is already subject to legal challenge by an industry group.

The Bureau of Ocean Energy Management ("BOEM") and the Bureau of Safety and Environmental Enforcement ("BSEE") have over the past decade, primarily under the Obama Administration, imposed more stringent permitting procedures and regulatory safety and performance requirements with respect to new wells to be drilled in federal waters. However, in recent years under the Trump Administration, there have been actions by BSEE or BOEM seeking to mitigate or delay certain of those more rigorous requirements, including those relating to increased supplemental bonding and greater scrutiny or more rigorous assessment of blowout preventers, well design, well control and subsea containment requirements. BSEE and BOEM under the Biden Administration may reconsider rules or other regulatory initiatives implemented under the Trump Administration and pursue legislation, executive actions, rules or other regulatory initiatives that impose more stringent standards. Additionally, the Biden Administration may seek to pursue executive actions and legislation that could, among other things, significantly increase financial assurances of operators for decommissioning of offshore facilities on the OCS. The issuance of more stringent environmental and safety guidelines, regulations or moratoria for drilling in the U.S. Gulf of Mexico could disrupt, delay or cancel drilling operations, increase the cost of drilling operations or reduce the area of operations for drilling. The issuance of such requirements could dampen demand for our equipment and services and have an adverse effect on our business.

Employee Health and Safety

We are subject to a number of federal and state laws and regulations, including the Occupational Safety and Health Act (“OSHA”) and comparable state statutes, establishing requirements to protect the health and safety of workers. In addition, the U.S. Occupational Safety and Health Administration hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and the public. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to worker health and safety.

We also operate in non-U.S. jurisdictions, which may impose similar legal requirements. Historically, our environmental and worker safety costs to comply with existing environmental laws and regulations have not had a material adverse impact on us. However, we believe that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards and, thus, we cannot give any assurance that such costs will not materially adversely affect us in the future.

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

Human Capital

    We are committed to corporate responsibility efforts that help people across the globe live better lives and build sustainable, vibrant, stable communities where people can unlock their potential. We strive to consistently improve the ways in which we work to keep our employees safe, minimize our impact on the environment and ensure our governance is robust and transparent. Some of our key human capital areas of focus are described below.

Employees

At December 31, 2020, we had approximately 2,400 employees worldwide. We are a party to collective bargaining agreements or other similar arrangements in certain international areas in which we operate, such as Brazil, Africa and Europe. At December 31, 2020, approximately 11% of our employees were subject to collective bargaining agreements, with 6% being under agreements that expire within one year. We consider our relations with our employees to be positive. Based upon the geographic diversification of our employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.

Safety

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

    The table below presents our worldwide TRIR for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
TRIR	0.44	0.64	0.84

We have comprehensive compliance policies, programs and training that are applied globally to our entire workforce. Employees are required to complete COVID-19 trainings to adhere to safe and responsible work environments. We also standardize our global training processes to ensure all jobs are executed to high standards of safety and quality.

Diversity and Inclusion

We actively participate in industry initiatives that promote diversity and inclusion and the enhancement and development of human capital. Our commitment to diversity and inclusion is reflected from the highest levels in our organization by female representation in the executive ranks and on our Board of Directors. In addition, we actively support local content initiatives through sourcing and training local staff across our global network in approximately 40 countries on six continents. We look for opportunities to develop and promote local nationals to key positions within their home countries. Employee engagement is of paramount importance and ensuring fair and equitable treatment of our workforce is a cornerstone of our success.

Employee Learnings and Development

We invest in our people through learning and development programs that reinforce and update existing skill sets, and which develop employees’ competencies into new and complementary areas of expertise. We have created and foster on-going, global Communities of Learning where employees share expertise and knowledge to further the contribution of each person. We also actively solicit employee feedback and constantly strive to make the Company an employer of choice. We empower employees with an ownership mindset that encourages accountability and creativity – leading to new and better solutions.

Business Conduct and Ethics

We pledge to be forthright in all our business interactions and conduct our business with the highest ethical standards. That commitment extends to strict compliance with all relevant laws, regulations and business standards. We have comprehensive compliance policies, programs and trainings that are applied globally to our entire workforce. Our ethical foundation is laid with our Code of Business Conduct and all employees are educated on its contents and expected to observe it. Our compliance and ethics policies undergo regular review.

We require every employee worldwide to complete an online Code of Business Conduct and Ethics training course every year, which addresses conflicts of interest, confidentiality, fair dealing with others, proper use of company assets, compliance with laws, insider trading, keeping of books and records, zero tolerance for discrimination and harassment in the work environment, as well as reporting of violations. We have consistently achieved 100% annual completion of this requirement. Additionally, we require supervisors and managers to attend a live training session delivered by our internal counsel to further expand our expectations for them regarding their obligations to promote a work environment where all employees feel valued and respected.

Employee Welfare and Development

We offer opportunities for a challenging career in an energetic and friendly work environment. Providing our workforce with a career path, training, fair pay, and challenging, rewarding work is the key to our success. Our benefit packages are tailored to the local market of operation and are designed to attract and retain the best talent in the industry.

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

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected.

Our business is subject to the following principal risks and uncertainties:

Risks Related to Our Business and Operations
•Our business depends on the level of activity in the oil and gas industry, which is significantly affected by oil and gas prices and other factors.
•The recent downturns in the oil and gas industry have negatively affected, and will likely continue to affect, our ability to accurately predict customer demand, causing us to potentially hold excess or obsolete inventory and experience a reduction in gross margins and financial results.
•Physical dangers are inherent in our operations and may expose us to significant potential losses. Personnel and property may be harmed during the process of drilling for oil and gas.
•We are vulnerable to risks associated with our offshore operations that could negatively impact our business, financial condition and results of operations.
•Our international operations and revenue expose us to political, economic and other uncertainties inherent to international business.
•To compete in our industry, we must continue to develop new technologies and products to support our operations, secure and maintain patents related to our current and new technologies and products and protect and enforce our intellectual property rights.
•We may be exposed to unforeseen risks in our services and product manufacturing, which could adversely affect our results of operations.
•We may be unable to employ a sufficient number of skilled and qualified workers to sustain or expand our current operations.
•We operate in an intensively competitive industry, and if we fail to compete effectively, our business will suffer.
•Our business depends upon our ability to source low cost raw materials and components, such as steel castings and forgings. Increased costs of raw materials and other components may result in increased operating expenses.
•We are subject to the risk of supplier concentration.
•Our services and products are provided in connection with operations that are subject to potential hazards inherent in the oil and gas industry, and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.
•We may not be fully indemnified against financial losses in all circumstances where damage to or loss of property, personal injury, death or environmental harm occur.
•We may incur liabilities, fines, penalties or additional costs, or we may be unable to provide services to certain customers, if we do not maintain safe operations.
•Our business is dependent on capital spending by our customers, and reductions in capital spending in response to declining commodity prices will have a material adverse effect on our business.
•Events outside of our control, including a pandemic, epidemic or outbreak of an infectious disease, such as the global outbreak of COVID-19, have materially adversely affected, and may further materially adversely affect, our business.

Risks Related to Accounting and Financial Matters
•Our exposure to currency exchange rate fluctuations may result in fluctuations in our cash flows and could have an adverse effect on our financial condition and results of operations.
•Customer credit risks could result in losses.
•If our long-lived assets, goodwill, other intangible assets and other assets are impaired, we may be required to record significant non-cash charges to our earnings.
•Restrictions in the agreement governing our ABL Credit Facility could adversely affect our business, financial condition and results of operations.

Risks Related to Legal and Regulatory Requirements
•Our operations and our customers’ operations are subject to a variety of governmental laws and regulations that may increase our costs, limit the demand for our services and products or restrict our operations.
•Our operations are subject to environmental and operational safety laws and regulations that may expose us to significant costs and liabilities.
•Our operations may be adversely affected by various laws and regulations in countries in which we operate relating to the equipment and operation of drilling units, oil and gas exploration and development, as well as import and export activities.
•The imposition of stringent restrictions or prohibitions on offshore drilling by any governing body may have a material adverse effect on our business.
•There are various risks associated with greenhouse gases and climate change legislation or regulations that could result in increased operating costs and reduced demand for our services.
•Legislation, rules, executive actions or regulatory initiatives restricting the use of hydraulic fracturing could reduce demand for our services and products.
•Our operations in countries outside of the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act, as well as trade sanctions administered by the Office of Foreign Assets Control and the Commerce Department.
•We are subject to extensive government laws and regulations concerning our employees, and the cost of compliance with such laws and regulations can be material.

Risks Related to Our Corporate Structure
•We are a holding company and our sole material assets are our direct and indirect equity interests in our operating subsidiaries, and we are accordingly dependent upon distributions from such subsidiaries to pay taxes and our corporate and other overhead expenses, make payments under the Tax Receivable Agreement, and pay dividends.
•The Mosing family holds a significant minority of the total voting power of the Company’s common stock and, accordingly, could have substantial control over selection of certain board positions.
•The Mosing family may have interests that conflict with holders of shares of our common stock.
•We are required under the Tax Receivable Agreement to pay Mosing Holdings for certain tax benefits we may claim, and the amounts we may pay could be significant. Although we may defer certain payments under the Tax Receivable Agreement to the extent we do not have sufficient cash to make such payments, any such unpaid obligation accrues interest, and we are prohibited from paying dividends on our common stock during any such deferral period.
•In certain cases, including in connection with certain mergers or other changes of control, payments under the Tax Receivable Agreement to Mosing Holdings may be accelerated and may significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

Risks Related to Our Common Stock
•Future sales of our common stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity may dilute your ownership in us.
•Our declaration of dividends is within the discretion of our management board, with the approval of our supervisory board, and subject to certain limitations under Dutch law, and there can be no assurance that we will pay dividends.
•As a Dutch company with limited liability, the rights of our shareholders may be different from the rights of shareholders in companies governed by the laws of U.S. agencies.
•Our articles of association and Dutch corporate law contain provisions that may discourage a takeover attempt.

Risks Related to Tax Matters
•Changes in tax laws, treaties or regulations or adverse outcomes resulting from examination of our tax returns could adversely affect our financial results.
•We are a Netherlands limited liability company, and our U.S. holders may be subject to certain anti-deferral rules under U.S. tax law. For instance, U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. holders.
•U.S. “anti-inversion” tax laws could adversely affect our results, result in a reduced amount of foreign tax credit for U.S. holders, or limit future acquisitions of U.S. businesses.

Item 1A. Risk Factors

    You should carefully consider the risks described below together with the other information contained in this Form 10-K. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Risks Related to Our Business and Operations

Our business depends on the level of activity in the oil and gas industry, which is significantly affected by oil and gas prices and other factors.

Our business depends on the level of activity in oil and gas exploration, development and production in market sectors worldwide. Oil and gas prices and market expectations of potential changes in these prices significantly affect this level of activity. However, higher commodity prices do not necessarily translate into increased drilling or well construction and completion activity, since customers’ expectations of future commodity prices typically drive demand for our services and products. The availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect the demand for our services and products. Worldwide military, political and economic events have in the past contributed to oil and gas price volatility and continue to do so at present. Average daily prices for New York Mercantile Exchange West Texas Intermediate ranged from a high of approximately $63/Bbl in January 2020 to a low of negative $37/Bbl in April 2020. This significant decline in crude oil prices has largely been attributable to the global outbreak of COVID-19, which has reduced demand for oil and natural gas because of significantly reduced global and national economic activity. Additionally, in March 2020, Saudi Arabia and Russia failed to agree on a plan to cut production of oil and gas within OPEC and Russia. Subsequently, Saudi Arabia announced plans to increase production to record levels and reduce the prices at which they sold oil. Saudi Arabia and Russia subsequently announced production cuts, but even with such cuts oil prices could remain at current levels, or decline further, for an extended period of time. We cannot predict whether or when oil production and economic activities will return to normalized levels. If current levels are sustained or decline further, certain of our customers may be unable to pay their vendors and service providers, including us, as a result of the decline in commodity prices. Reduced activity in our areas of operation as a result of decreased capital spending could have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices.

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

The recent downturns in the oil and gas industry have negatively affected, and will likely continue to affect, our ability to accurately predict customer demand, causing us to potentially hold excess or obsolete inventory and experience a reduction in gross margins and financial results.

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

    We conduct offshore operations in the U.S. Gulf of Mexico and almost every significant international offshore market, including Africa, the Middle East, Latin America, Europe, the Asia Pacific region and several other producing regions. Our operations and financial results could be significantly impacted by conditions in some of these areas because we are vulnerable to certain unique risks associated with operating offshore, including those relating to:

•hurricanes, ocean currents and other adverse weather conditions;
•terrorist attacks and piracy;
•failure of offshore equipment and facilities;
•local and international political and economic conditions and policies and regulations related to offshore drilling;
•territorial disputes involving sovereignty over offshore oil and gas fields;
•unavailability of offshore drilling rigs in the markets that we operate;
•the cost of offshore exploration for, and production and transportation of, oil and gas;
•successful exploration for, and production and transportation of, oil and gas from onshore sources;
•the availability and rate of discovery of new oil and gas reserves in offshore areas;
•the availability of infrastructure to support oil and gas operations; and
•the ability of oil and gas companies to generate or otherwise obtain funds for exploration and production.

While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our business, financial condition and results of operations.

Our international operations and revenue expose us to political, economic and other uncertainties inherent to international business.

We have substantial international operations, and we intend to grow those operations further. For the years ended December 31, 2020, 2019 and 2018, international operations accounted for approximately 60%, 49% and 46%, respectively, of our revenue. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, including, but not limited to, the following:

•political, social and economic instability;

•potential expropriation, seizure or nationalization of assets, and trapped assets;
•deprivation of contract rights;
•increased operating costs;
•inability to collect revenue due to shortages of convertible currency;
•unwillingness of foreign governments to make new onshore and offshore areas available for drilling;
•civil unrest and protests, strikes, acts of terrorism, war or other armed conflict;
•import/export quotas;
•confiscatory taxation or other adverse tax policies;
•continued application of foreign tax treaties;
•currency exchange controls;
•currency exchange rate fluctuations and devaluations;
•restrictions on the repatriation of funds; and
•other forms of government regulation which are beyond our control.

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

Some of our operations involve risks of, among other things, property damage, which could curtail our operations. For example, disruptions in operations or damage to a manufacturing plant could reduce our ability to produce products and satisfy customer demand. In particular, we have offices and manufacturing facilities in Houston, Texas and Houma and Lafayette, Louisiana as well as in various places throughout the Gulf Coast region of the United States. These offices and facilities are particularly susceptible to severe tropical storms, hurricanes and flooding, which may disrupt our operations. If one or more manufacturing facilities we own are damaged by severe weather or any other disaster, accident, catastrophe or event, our operations could be significantly interrupted. Similar interruptions could result from damage to production or other facilities that provide supplies or other raw materials to our plants or other stoppages arising from factors beyond our control. These interruptions might involve significant damage to property, among other things, and repairs might take from a week or less for a minor incident to many months or more for a major interruption.

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

In addition, the technology required for the corresponding transition to remote work increases our vulnerability to cybersecurity threats, including threats to gain unauthorized access to sensitive information or to render data or systems unusable, the impact of which may have material adverse effects on our business and operations. See “—Our business could be negatively affected by cybersecurity threats and other disruptions.”

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

Risks Related to Accounting and Financial Matters

Our exposure to currency exchange rate fluctuations may result in fluctuations in our cash flows and could have an adverse effect on our financial condition and results of operations.

From time to time, fluctuations in currency exchange rates could be material to us depending upon, among other things, the principal regions in which we provide our services and products. For the year ended December 31, 2020, on a U.S. dollar-equivalent basis, approximately 30% of our revenue was represented by currencies other than the U.S. dollar. There may be instances in which costs and revenue will not be matched with respect to currency denomination. As a result, to the extent that we continue our expansion on a global basis, as expected, we anticipate that increasing portions of revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. Further, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against these risks.

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

On November 5, 2018, FICV, Frank’s International, LLC and Blackhawk, as borrowers, and FINV, certain of FINV’s subsidiaries, including FICV, Frank’s International, LLC, Blackhawk, Frank’s International GP, LLC, Frank’s International, LP, Frank’s International LP B.V., Frank’s International Partners B.V., Frank’s International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, L.L.C., as guarantors, entered into a five-year senior secured revolving credit facility (the “ABL Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent (the “ABL Agent”), and other financial institutions as lenders with total commitments of $100.0 million, including up to $15.0 million available for letters of credit. The operating and financial restrictions in our ABL Credit Facility and any future financing agreements could restrict our ability to finance future operations or capital needs, or otherwise pursue our business activities. For example, our ABL Credit Facility limits our and our subsidiaries’ ability to, among other things:

•incur debt or issue guarantees;
•incur or permit certain liens to exist;
•make certain investments, acquisitions or other restricted payments;
•dispose of assets;
•engage in certain types of transactions with affiliates;
•merge, consolidate or transfer all or substantially all of our assets; and
•prepay certain indebtedness.

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

Risks Related to Legal and Regulatory Requirements

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

Our oil and gas exploration and production customers operations in the United States and other countries are subject to stringent federal, state and local legal requirements governing environmental protection. These requirements may take the form of laws, regulations, executive actions and various other legal initiatives. See Part I, Item 1. “Business – Environmental and Occupational Health and Safety Regulation” for more discussion on these matters. Compliance with these regulations and other regulatory initiatives, or any other new environmental laws and regulations could, among other things, require us or our customers to install new or modified emission controls on equipment or processes, incur longer permitting timelines, and incur significantly increased capital or operating expenditures, which costs may be significant. Additionally, one or more of these developments that impact our customers could reduce demand for our products and services, which could have a material adverse effect on our business, results of operations and financial condition.

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

In July 2016, voters in the United Kingdom passed a referendum requiring the country to leave the European Union (“EU”), and in March 2017 the United Kingdom provided notification of its intent to leave the EU. On January 31, 2020, the United Kingdom formally left the EU, and the United Kingdom and the EU have agreed upon a transition period through December 31, 2020, in order to negotiate a new trade agreement. Our offices in Aberdeen function as a regional hub for warehousing, servicing and repair of equipment. The departure of the United Kingdom from the European Union could impact trade, and shipping both between the United Kingdom and Europe, and generally to all destinations. Disruption or delay of shipping and customs clearance in the United Kingdom could adversely impact our ability to meet our obligations under customer contracts and to accept new work.

Compliance with and changes in laws could be costly and could affect operating results.

We have operations in the U.S. and in approximately 40 countries that can be impacted by expected and unexpected changes in the legal and business environments in which we operate. Political instability and regional issues in many of the areas in which we operate may contribute to such changes with greater significance or frequency. Our ability to manage our compliance costs and compliance programs will impact our business, financial condition and results of operations. Compliance-related issues could also limit our ability to do business in certain countries. Changes that could impact the legal environment include new legislation, new regulations, new policies, investigations and legal proceedings and new interpretations of existing legal rules and regulations, in particular, changes in export control laws or exchange control laws, additional restrictions on doing business in countries subject to sanctions and changes in laws in countries where we operate or intend to operate.

The imposition of stringent restrictions or prohibitions on offshore drilling by any governing body may have a material adverse effect on our business.

Events over the past decade have heightened environmental and regulatory concerns about the oil and gas industry. From time to time, governing bodies have enacted and may propose legislation or regulations that would materially limit or prohibit offshore drilling in certain areas. If laws are enacted or other governmental action is taken that restrict or prohibit offshore drilling in our expected areas of operation, our expected future growth in offshore services could be reduced and our business could be materially adversely affected. See Part I, Item 1. “Business – Environmental and Occupational Health and Safety Regulation” for more discussion on these offshore regulatory and safety matters. The issuance of more stringent safety and environmental guidelines, regulations or moratoria for drilling in the U.S. Gulf of Mexico could disrupt, delay or cancel drilling operations, increase the cost of drilling operations or reduce the area of operations for drilling. The matters described above, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

There are various risks associated with greenhouse gases and climate change legislation or regulations that could result in increased operating costs and reduced demand for our services.

The threat of climate change continues to attract considerable attention in the United States and other countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs. See Part I, Item 1. “Business – Environmental and Occupational Health and Safety Regulation” for more discussion on the threat of climate and restriction of GHG emissions. The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming fossil fuels, and thereby reduce demand for, oil and natural gas, which could reduce demand for our services and products. Additionally, political, litigation and financial risks may result in our oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our services and products. One or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

Legislation, rules, executive actions or regulatory initiatives restricting the use of hydraulic fracturing could reduce demand for our services and products.

While we do not perform hydraulic fracturing, many of our oil and gas exploration and production customers utilize this technique. Certain environmental advocacy groups and regulatory agencies have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources and may cause earthquakes. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly. Moreover, with President Biden taking office in January 2021, there also exists the potential for new or amended laws, rules, executive actions and regulatory initiatives that could impose more stringent restrictions on hydraulic fracturing, including potential restrictions on hydraulic fracturing by banning new oil and gas permitting on federal lands. See Part I, Item 1. “Business – Environmental and Occupational Health and Safety Regulation” for more discussion on these hydraulic fracturing matters. The occurrence of any one or more of these developments with respect to hydraulic fracturing in areas where our customers operate could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our services and products, which could result in a material adverse effect on our business, financial condition, and results of operations.

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

The Mosing family holds a significant minority of the total voting power of the Company’s common stock and, accordingly, could have substantial control over selection of certain board positions.

The Mosing family (either individually or through various holding entities of the Mosing family members), based on the best information available to the Company, currently collectively owns approximately 47% of the total voting power of the Company’s common stock (the “FINV Stock”) entitled to vote at annual or special meetings. While the Mosing family members have terminated a voting agreement with respect to the shares they own, the Mosing family has the ability (but not the requirement) to designate on an annual basis who will comprise our Board of Supervisory Directors nominated to the shareholders based on the amount of shares that they collectively own. Moreover, pursuant to our amended and restated articles of association, our board of directors will consist of no more than nine individuals. The Mosing family has the right to recommend one director for nomination to the supervisory board for each 10% of the outstanding FINV Stock they collectively beneficially own, up to a maximum of five directors. The remaining directors are nominated by our supervisory board. Our supervisory board currently consists of nine members, three of whom are members of the Mosing family. The existence of significant shareholders may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company. So long as the Mosing family continues to own a significant amount of the FINV Stock, even if such amount represents less than 50% of the aggregate voting power, they will continue to be able to influence matters requiring shareholder approval, regardless of whether or not other shareholders believe that the transaction is in their own best interests.

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

We entered into the TRA with FICV and Mosing Holdings in connection with the IPO. This agreement generally provides for the payment by us of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax we actually realize (or are deemed to realize in certain circumstances) in periods after the IPO as a result of (i) tax basis increases resulting from the transfer of FICV interests to us in connection with the conversion of all of the shares of Series A convertible preferred stock in FINV (the “Preferred Stock”) into shares of our common stock (the “Conversion”) and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. We will retain the benefit of the remaining 15% of these cash savings, if any. Payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) specified by the TRA. The payments under the TRA will not be conditioned upon a holder of rights under the TRA having a continued ownership interest in FINV.

The payment obligations under the TRA are FINV’s obligations and are not obligations of FICV. The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we exercise our right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control), and we make the termination payment specified by the TRA.

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

If we elect to exercise our sole right to terminate the TRA early, which we may do in our sole discretion (or if it terminates early as a result of our breach), we would be required to make a substantial, immediate lump-sum payment equal to the present value of the hypothetical future payments that could be required to be paid under the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that we have sufficient taxable income to fully utilize the tax attributes subject to the TRA), determined by applying a discount rate equal to the long-term Treasury rate in effect on the applicable date plus 300 basis points. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the termination payment relates. In addition, payments due under the TRA would be similarly accelerated following certain mergers or other changes of control. In these situations (or if the TRA terminates early), our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on December 31, 2020, the estimated termination payment would be approximately $68.0 million (calculated using a discount rate of 4.45%). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the TRA. If we were unable to finance our obligations due under the TRA, we would be in breach of the agreement. Any such breach could adversely affect our business, financial condition or results of operations.

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

As of February 17, 2021, we had 226,578,254 outstanding shares of our common stock. We may sell additional shares of common stock in subsequent public offerings. Members of the Mosing family own, both directly and indirectly and based on the best information available to the Company, approximately 47% of our total outstanding FINV Stock. All of these shares may be sold into the market in the future.

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

Provisions contained in our amended and restated articles of association and the laws of the Netherlands could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Provisions of our articles of association impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. Among other things, these provisions:

•authorize our management board, with the approval of our supervisory board, for a period of five years (which ends on May 19, 2022, unless extended) to issue common stock, including for defensive purposes, without shareholder approval; and
•do not provide for shareholder action by written consent, thereby requiring all shareholder actions to be taken at a general meeting of shareholders.

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

In all of the above situations, we note the following rules as applied by Dutch courts:
•where all other elements relevant to the situation at the time of the choice are located in a country other than the country whose law has been chosen, the choice of the parties shall not prejudice the application of provisions of the law of that other country which cannot be derogated from by agreement;
•the overriding mandatory provisions of the law of the courts remain applicable (irrespective of the law chosen);
•effect may be given to overriding mandatory provisions of the law of the country where the obligations arising out of the relevant transaction documents have to be or have been performed, insofar as those overriding mandatory provisions render the performance of the contract unlawful; and
•the application of the law of any jurisdiction may be refused if such application is manifestly incompatible with the public policy (openbare orde) of the courts.

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

Risks Related to Tax Matters

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

We are a Netherlands limited liability company classified as a corporation for U.S. federal income tax purposes, and our U.S. holders may be subject to certain anti-deferral rules under U.S. tax law. For instance, U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. holders.

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

Once a foreign corporation is treated as a PFIC for any taxable year in which a U.S. holder owns stock in the corporation, it will generally continue to be treated as a PFIC for all subsequent taxable years with respect to such U.S. holder. U.S. shareholders of a PFIC are subject to a disadvantageous U.S. federal income tax regime. If we were treated as a PFIC, then a U.S. holder that does not make a “mark-to-market” election or an election to treat us as a “qualified electing fund” will be subject to unfavorable treatment on certain “excess distributions” and any gain recognized on a disposition of our shares. Among other consequences, our dividends (to the extent they constitute excess distributions) and gains from the sale of our shares would be taxed at the regular rates applicable to ordinary income, rather than the lower rate applicable to certain dividends received by an individual from a qualified foreign corporation.

Based on the current and anticipated value of our assets and the composition of our income, assets, and operations, we do not expect to be a PFIC for the current taxable year or in the foreseeable future. However, the application of the PFIC rules involves a facts and circumstances analysis and we cannot assure you that the IRS would agree with our conclusion or that the U.S. tax laws will not change significantly.

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

Item 1B. Unresolved Staff Comments

    None.

Item 2. Properties

    In order to design, manufacture and service the proprietary equipment that support our operations, as well as the products that we offer for sale directly to external customers, we maintain several manufacturing and service facilities around the world. Though our manufacturing and service capabilities are primarily concentrated in the U.S., we currently provide our services and products in approximately 40 countries.

    The following table details our material facilities by segment, owned or leased by us as of December 31, 2020.

Location	Leased or Owned	Principal/Most Significant Use

All Segments
Houston, Texas	Leased	Corporate office
Lafayette, Louisiana	Owned	Regional operations, manufacturing, engineering and administration
Den Helder, the Netherlands	Owned	Regional operations and administration

TRS and Tubulars Segments
New Iberia, Louisiana	Leased	Regional operations

TRS Segment
Aberdeen, Scotland	Owned	Regional operations, engineering and administration
Dubai, United Arab Emirates	Owned/Leased	Regional operations and administration
Kuala Lumpur, Malaysia	Leased	Regional operations and administration
Macaé, Brazil	Owned	Regional operations and administration

Cementing Equipment Segment
Houma, Louisiana	Leased	Regional operations

    Our largest manufacturing facility is located in Lafayette, Louisiana, where we design and manufacture a substantial portion of our service equipment. The main administrative building within the facility is approximately 172,636 square feet. We believe the facilities that we currently occupy are suitable for their intended use.

Item 3. Legal Proceedings

Information related to Item 3. Legal Proceedings is included in Note 16—Commitments and Contingencies to the consolidated financial statements.

Item 4. Mine Safety Disclosures

    Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

    Our common stock is traded on the NYSE under the symbol “FI”.

    On February 17, 2021, we had 226,578,254 shares of common stock outstanding. The common shares outstanding at February 17, 2021, were held by approximately 28 record holders. The actual number of shareholders is greater than the number of holders of record.

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

Unregistered Sales of Equity Securities

    We did not have any sales of unregistered equity securities during the year ended December 31, 2020, that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

    Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $38,502,322 remained authorized for repurchases as of December 31, 2020; subject to the limitation set in our shareholder authorization for repurchases of our common stock, which is currently 10% of the common stock outstanding as of April 30, 2020. From the inception of this program in February 2020 through December 31, 2020, we repurchased 570,044 shares of our common stock for a total cost of approximately $1.5 million. This program was suspended during the second quarter of 2020 due to the impacts of COVID-19 and commodity price declines and will be revisited when market conditions stabilize sufficiently to provide greater clarity to anticipated business results.

Performance Graph

    The following performance graph compares the performance of our common stock to the Russell 2000 Index and the PHLX Oil Service Sector Index (“OSX”).

    The graph below compares the cumulative total return to holders of our common stock with the cumulative total returns of the Russell 2000 Index and OSX for the period from December 31, 2015 through December 31, 2020. The graph assumes that the value of the investment in our common stock was $100 at December 31, 2015 and for each index (including reinvestment of dividends) and tracks the return on the investment through December 31, 2020. The shareholder return set forth herein is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Frank's International N.V., the Russell 2000 Index and the OSX

$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Frank's International N.V.
Russell 2000
PHLX Oil Service Sector

*$100 invested on 12/31/2015, including reinvestment of dividends. Fiscal year ending December 31.
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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Financial Statement Data: (1)
Revenue	$390,358	$579,920	$522,493	$454,795	$487,531
Net loss	(156,220)	(235,329)	(90,733)	(159,457)	(156,079)
Total assets	816,901	994,165	1,193,929	1,261,769	1,588,061
Total equity	661,249	810,294	1,034,772	1,115,901	1,311,319

Earnings Per Share Information:
Basic and diluted loss per common share	$(0.69)	$(1.05)	$(0.41)	$(0.72)	$(0.77)

Weighted average common shares outstanding:
Basic and diluted	226,042	225,159	223,999	222,940	176,584
Cash dividends per common share	$—	$—	$—	$0.225	$0.45

Other Data:
Adjusted EBITDA (2)	$8,996	$57,521	$33,232	$5,715	$25,031

(1)    During 2019, the Company adopted new accounting guidance regarding leases. Prior year amounts reflected in the table above have not been adjusted and continue to be reflected in accordance with historical accounting guidance.
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

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2019.

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

We conduct our business through three operating segments:

•Tubular Running Services. The TRS segment provides tubular running services globally. Internationally, the TRS segment operates in the majority of the offshore oil and gas markets and also in several onshore regions with operations in approximately 40 countries on six continents. In the U.S., the TRS segment provides services in the active onshore oil and gas drilling regions, including the Permian Basin, Eagle Ford Shale, Haynesville Shale, Marcellus Shale and Utica Shale, as well as in the U.S. Gulf of Mexico. Our customers in these markets are primarily large exploration and production companies, including international oil and gas companies, national oil and gas companies, major independents and other oilfield service companies.

•Tubulars. The Tubulars segment designs, manufactures and distributes connectors and casing attachments for large OD heavy wall pipe. Additionally, the Tubulars segment sells large OD pipe originally manufactured by various pipe mills, as plain end or fully fabricated with proprietary welded or thread-direct connector solutions and provides specialized fabrication and welding services in support of offshore deepwater projects, including drilling and production risers, flowlines and pipeline end terminations, as well as long-length tubular assemblies up to 400 feet in length. The Tubulars segment also specializes in the development, manufacture and supply of proprietary drilling tool solutions that focus on improving drilling productivity through eliminating or mitigating traditional drilling operational risks.

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

How We Generate Our Revenue

    The majority of our services revenue is derived primarily from providing tubular services, which involves the handling and installation of multiple joints of pipe to establish a cased wellbore and the installation of smaller diameter pipe inside a cased wellbore. We also generate services revenue from our drilling tool offerings, as well as from well construction and well intervention services.

    In contrast, our products revenue is derived from sales of certain products, including large OD pipe connectors and large OD pipe manufactured by third parties directly to external customers, as well as from our well construction and well intervention product offerings.

    In addition, our customers typically reimburse us for transportation costs that we incur in connection with transporting our products and equipment from our staging areas to the customers’ job sites.

Outlook

The full impact of the COVID-19 outbreak and the resulting reduction in oil sector activity continues to evolve daily. However, with ongoing mass vaccination programs beginning to be deployed, we expect the market to respond positively throughout 2021. As COVID-19 responses have normalized and the OPEC and Russia production cut agreements have remained in place, demand is expected to continue to draw down stockpiles of supply. While it is uncertain how long depressed energy demand will last, we anticipate international and U.S. offshore demand for our products and services to moderately increase from current levels as more customer projects come back online in 2021. Exploration and development spending continues to shift toward offshore and internationally focused projects, while U.S. land activity is anticipated to have a moderate recovery over the coming year. Activity in the deepwater offshore market is expected to improve as delayed projects resume and new projects commence throughout 2021.

As COVID-19 has increased challenges relating to personnel logistics, our customer base has accelerated to our efficiency-based integrated technology that remove personnel from the rig site. With this, we continue to focus on deploying this differentiated technology across all markets with a focus on improving market share, asset utilization, and profitability.

For our Tubular Running Services segment, we expect the international offshore markets to see moderate growth in line with market trends, U.S. offshore to remain stable, and U.S. onshore operations to rebound slightly from 2020 as demand for oil improves. This business is typically associated with higher margin projects and will continue to be a vehicle to pull through additional product lines and revenue sources. Competitive pricing is likely to persist that could serve to limit our growth; however, we expect to maintain market share gains from previous years. Our client base continues to expand as drilling contractors and integrated service providers look for differentiated technology and efficiency-based solutions.

The Tubulars segment is primarily driven by the specialized needs of our customers and the timing of projects, specifically in North America. We also expect to benefit from increased sales in select international markets. We expect our drilling tools service line to grow as we invest further in new technology and continue to gain share in key markets. Similarly, our tubulars product line is anticipated to benefit from greater demand during 2021 than that which was seen during 2020 as offshore activity increases.

The Cementing Equipment segment is expected to see incremental improvement year-over-year in offshore markets. U.S. onshore products and services are anticipated to remain relatively flat relative to market trends. As in 2020, the growth of Cementing Equipment into international markets is expected to again see year-over-year growth as equipment is deployed. The U.S. offshore market is expected to see an increase from market share gains.

Overall, management anticipates that the industry and economic impact of COVID-19 and OPEC’s actions to continue to impact our operations in 2021, the degree to which remains uncertain. We will continue our efforts to expand our newer service and product lines that have been historically weighted to the U.S. offshore market, focusing on international markets which have been historically underrepresented by the Cementing Equipment and

Tubulars segments. We will also place a strong focus on operational efficiency gains and prioritizing projects that improve market share and profitability. As we move through this challenging market, we are continuing to see the results of our profitability improvement project which has increased efficiencies and reduced costs. We will continue to monitor the market to ensure we are right sized to execute customer projects and maximize profitability. We remain in a strong position financially with a significant cash balance relative to our debt.

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

The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to net loss for each of the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018

Net loss	$(156,220)	$(235,329)	$(90,733)
Goodwill impairment	57,146	111,108	—
Severance and other charges (credits), net	33,023	50,430	(310)
Interest income, net	(712)	(2,265)	(4,243)
Depreciation and amortization	70,169	92,800	111,292
Income tax expense (benefit)	(4,081)	23,794	(2,950)
(Gain) loss on disposal of assets	(1,424)	1,037	(1,309)
Foreign currency loss	211	2,233	5,675
TRA related adjustments	—	(220)	1,359
Charges and credits (1)	10,884	13,933	14,451
Adjusted EBITDA	$8,996	$57,521	$33,232
Adjusted EBITDA margin	2.3%	9.9%	6.4%

(1)    Comprised of Equity-based compensation expense (2020: $11,010; 2019: $11,280; 2018: $10,621), Mergers and acquisition expense (2020: none; 2019: none; 2018: $58), Unrealized and realized gains (2020: $1,378; 2019: $228; 2018: $1,682), Investigation-related matters (2020: $1,868; 2019: $3,838; 2018: $5,454) and Other adjustments (2020: $616; 2019: $957; 2018: none).

Safety Performance

    Safety is one of our primary core values. See Item 1—Business under the heading “Safety” included in this Form 10-K for additional discussion.

Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018

Revenue:
Services	$328,457	$473,538	$416,781
Products	61,901	106,382	105,712
Total revenue	390,358	579,920	522,493

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization
Services	264,680	338,325	302,880
Products	47,399	78,666	76,183
General and administrative expenses	82,257	120,444	126,638
Depreciation and amortization	70,169	92,800	111,292
Goodwill impairment	57,146	111,108	—
Severance and other charges (credits), net	33,023	50,430	(310)
(Gain) loss on disposal of assets	(1,424)	1,037	(1,309)
Operating loss	(162,892)	(212,890)	(92,881)

Other income (expense):
TRA related adjustments (1)	—	220	(1,359)
Other income, net	2,090	1,103	2,047
Interest income, net	712	2,265	4,243
Mergers and acquisition expense	—	—	(58)
Foreign currency loss	(211)	(2,233)	(5,675)
Total other income (expense)	2,591	1,355	(802)
Loss before income taxes	(160,301)	(211,535)	(93,683)
Income tax expense (benefit)	(4,081)	23,794	(2,950)
Net loss	$(156,220)	$(235,329)	$(90,733)

(1) Please see Note 11—Related Party Transactions in the Notes to Consolidated Financial Statements for further discussion.

Consolidated Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

    Revenue. Revenue from external customers, excluding intersegment sales, for the year ended December 31, 2020, decreased by $189.6 million, or 32.7%, to $390.4 million from $579.9 million for the year ended December 31, 2019. Revenue decreased across all of our segments as a result of the impact of COVID-19. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

    Cost of revenue, exclusive of depreciation and amortization. Cost of revenue for the year ended December 31, 2020, decreased by $104.9 million, or 25.2%, to $312.1 million from $417.0 million for the year ended December 31, 2019. The decrease was primarily due to lower activity levels across all segments, as well as due to productivity and cost efficiency actions.

    General and administrative expenses. General and administrative (“G&A”) expenses for the year ended December 31, 2020, decreased by $38.1 million, or 31.6%, to $82.3 million from $120.4 million for the year ended December 31, 2019, due to cost savings associated with personnel reductions.

    Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2020 decreased by $22.6 million, or 24.4%, to $70.2 million from $92.8 million for the year ended December 31, 2019, as a result of a lower depreciable asset base.

    Goodwill impairment. We recognized a goodwill impairment of $57.1 million for the year ended December 31, 2020 as compared to a goodwill impairment of $111.1 million for the year ended December 31, 2019. See Note 1—Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements for additional information.

    Severance and other charges (credits), net. Severance and other charges (credits), net for the year ended December 31, 2020, decreased by $17.4 million to $33.0 million from $50.4 million for the year ended December 31, 2019. Severance and other charges (credits), net for the year ended December 31, 2020 consisted of fixed asset impairment charges of $15.7 million, intangible asset impairments of $4.7 million, inventory impairments of $0.4 million and severance and other costs of $12.3 million, primarily driven by COVID-19-related activity disruptions and customer spending cuts in response to falling oil prices. Severance and other charges (credits), net for the year ended December 31, 2019 consisted of fixed asset impairment charges of $32.9 million, intangible asset impairments of $3.3 million, inventory impairments of $4.5 million and severance and other costs of $9.7 million, primarily made in conjunction with our business review conducted during the fourth quarter of 2019. See Note 17—Severance and Other Charges (Credits), net in the Notes to Consolidated Financial Statements for additional information.

    Foreign currency gain (loss). Foreign currency loss for the year ended December 31, 2020, decreased by $2.0 million to $0.2 million from $2.2 million for the year ended December 31, 2019. The change in foreign currency results year-over-year was primarily driven by strengthening of the U.S. dollar in the current period as compared to the prior year period, particularly in comparison to the Norwegian krone.

    Income tax expense (benefit). Income tax expense (benefit) for the year ended December 31, 2020, changed by $27.9 million to a benefit of $4.1 million from an expense of $23.8 million for the year ended December 31, 2019. The effective income tax rate was 2.5% and (11.2)% for the years ended December 31, 2020, and December 31, 2019, respectively. The change was due primarily to a significant tax expense recorded in 2019 to record a valuation allowance against certain indefinite-lived intangibles.

Operating Segment Results

    The following table presents revenue and Adjusted EBITDA by segment (in thousands):

	Year Ended December 31,
	2020	2019	2018

Revenue:
Tubular Running Services	$269,711	$400,327	$361,045
Tubulars	53,668	74,687	72,303
Cementing Equipment	66,979	104,906	89,145
Total	$390,358	$579,920	$522,493

Segment Adjusted EBITDA: (1)
Tubular Running Services	$22,171	$85,601	$62,515
Tubulars	7,765	11,575	11,246
Cementing Equipment	10,780	14,089	8,617
Corporate (2)	(31,720)	(53,744)	(49,146)
Total	$8,996	$57,521	$33,232

(1)Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. (For a reconciliation of our Adjusted EBITDA, see “—Adjusted EBITDA and Adjusted EBITDA Margin.”)
(2)Our Corporate component includes certain expenses not attributable to a particular segment, such as costs related to support functions and corporate executives.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

    Tubular Running Services

    Revenue for the TRS segment was $269.7 million for the year ended December 31, 2020, a decrease of $130.6 million, or 32.6%, compared to $400.3 million for the same period in 2019. The decrease was driven by lower activity levels in most regions, partially offset by improved activity levels in the Caribbean.

    Adjusted EBITDA for the TRS segment was $22.2 million for the year ended December 31, 2020, a decrease of $63.4 million, or 74.1%, compared to $85.6 million for the same period in 2019. Segment results were negatively impacted by activity declines, partially offset by cost cutting measures.

    Tubulars

    Revenue for the Tubulars segment was $53.7 million for the year ended December 31, 2020, a decrease of $21.0 million, or 28.1%, compared to $74.7 million for the same period in 2019, primarily as a result of lower drilling tools activity and tubular sales in the Gulf of Mexico, partially offset by increased demand for our drilling tools in international markets.

    Adjusted EBITDA for the Tubulars segment was $7.8 million for the year ended December 31, 2020, a decrease of $3.8 million, or 32.8%, or compared to $11.6 million for the same period in 2019, primarily driven by lower drilling tools activity and tubular sales in the Gulf of Mexico.

    Cementing Equipment

    Revenue for the CE Segment was $67.0 million for the year ended December 31, 2020, a decrease of $37.9 million, or 36.1%, compared to $104.9 million for the same period in 2019, driven by reductions in the U.S. land and offshore markets, partially offset by continued expansion to international markets.

    Adjusted EBITDA for the CE segment was $10.8 million for the year ended December 31, 2020, a decrease of $3.3 million, or 23.4%, compared to $14.1 million for the same period in 2019, primarily due to reductions in the U.S. land and offshore markets, partially offset by continued expansion to international markets.

Corporate

    Adjusted EBITDA for Corporate was a loss of $31.7 million for the year ended December 31, 2020, a favorable decrease of $22.0 million, or 41.0%, compared to a loss of $53.7 million for the same period in 2019, primarily due to cost cutting actions taken as part of our profitability improvement program.

Liquidity and Capital Resources

    Liquidity

    At December 31, 2020, we had cash and cash equivalents and short-term investments of $211.8 million and no debt. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures and acquisitions. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements. The COVID-19 pandemic has significantly reduced economic activity levels across the globe, which has resulted in lower demand for oil and natural gas, as well as for our services and products. The reduced demand for our services and products has had, and may continue to have, a material adverse impact on our business, results of operations and financial condition. In consideration of these risks, we are undertaking additional measures to protect liquidity. These measures include increased focus on collection of receivables, enhanced customer credit review, special measures to reduce risks of high-cost inventory items, and enhanced cash reporting requirements.

    Our total capital expenditures are estimated to be approximately $25 million for 2021, of which we expect approximately 90% will be used for the purchase and manufacture of equipment and approximately 10% for other property, plant and equipment, inclusive of capitalized enterprise resource planning software implementation costs. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions. During the years ended December 31, 2020, 2019 and 2018, purchases of property, plant and equipment and intangibles were $28.5 million, $36.9 million and $56.5 million, respectively, all of which were funded from internally generated sources. We believe our cash on hand and cash flows from operations will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $38,502,322 remained authorized for repurchases as of December 31, 2020; subject to the limitation set in our shareholder authorization for repurchases of our common stock, which is currently 10% of the common stock outstanding as of April 30, 2020. From the inception of this program in February 2020 through December 31, 2020, we repurchased 570,044 shares of our common stock for a total cost of approximately $1.5 million. This program was suspended during the second quarter of 2020 due to the impacts of COVID-19 and commodity price declines and will be revisited when market conditions stabilize sufficiently to provide greater clarity to anticipated business results.

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

As of December 31, 2020, FINV had no borrowings outstanding under the ABL Credit Facility, letters of credit outstanding of $10.3 million and availability of $24.2 million.

Cash Flows from Operating, Investing and Financing Activities

    Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Year Ended December 31,
	2020	2019	2018

Operating activities	$39,651	$27,048	$(32,644)
Investing activities	(20,034)	(10,046)	10,403
Financing activities	(2,082)	(5,945)	(7,946)
	17,535	11,057	(30,187)
Effect of exchange rate changes on cash activities	(3,028)	(529)	3,384
Increase (decrease) in cash and cash equivalents	$14,507	$10,528	$(26,803)

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

    Operating Activities

    Cash flow provided by operating activities was $39.7 million for the year ended December 31, 2020, compared to $27.0 million in 2019. The increase in cash flow provided by operating activities in 2020 of $12.7 million compared to 2019 was primarily a result of favorable change in accounts receivable of $32.6 million, partially offset by unfavorable changes in accounts payable and accrued liabilities of $12.9 million.

    Investing Activities

    Cash flow used in investing activities was $20.0 million for the year ended December 31, 2020, compared to $10.0 million for the year ended December 31, 2019. The increase in cash used in investing activities of $10.0 million was primarily a result of decreased net proceeds from the sale of investments of $26.0 million, partially offset by decreased purchases of property, plant and equipment of $8.5 million and increased proceeds from sale of assets of $7.5 million.

    Financing Activities

    Cash flow used in financing activities was $2.1 million for the year ended December 31, 2020, compared to $5.9 million for the year ended December 31, 2019. The decrease in cash flow used in financing activities of $3.8 million was due to decreased repayment of borrowings $5.4 million, partially offset by repurchases under our publicly announced share repurchase program of $1.5 million during the year ended December 31, 2020.

Contractual Obligations

    We are a party to various contractual obligations. A portion of these obligations are reflected in our financial statements, such as operating leases, while other obligations, such as purchase obligations, are not reflected on our balance sheet. The following is a summary of our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$39,996	$10,378	$14,842	$6,942	$7,834
Purchase obligations (1)	26,638	16,231	10,407	—	—
Total	$66,634	$26,609	$25,249	$6,942	$7,834

(1)    Includes purchase commitments related to connectors and pipe inventory. We enter into purchase commitments as needed.

    In addition to the above, the Company has issued purchase orders in the ordinary course of business for the purchase of goods and services. These purchase orders are enforceable and legally binding. However, none of the Company’s purchase orders call for deliveries of goods or services for time periods in excess of one year. Not included in the table above are uncertain tax positions of $27.2 million.

Tax Receivable Agreement

    We entered into the TRA with FICV and Mosing Holdings in connection with our IPO. The TRA generally provides for the payment by us to Mosing Holdings of 85% of the amount of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (or are deemed to realize in certain circumstances) in periods after our IPO as a result of (i) tax basis increases resulting from the Conversion and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments under the TRA. We will retain the benefit of the remaining 15% of these cash savings, if any. Payments we make under the TRA will be increased by any accrued interest from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. The payments under the TRA will not be conditioned upon a holder of rights under the TRA having a continued ownership interest in FINV. As of February 17, 2021, based on the best information available to us, the Mosing family collectively owns approximately 47% of our common shares.

The payment obligations under the TRA are our obligations and not obligations of FICV. The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we exercise our right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control), and we make the termination payment specified by the TRA.

If we elect to terminate the TRA early, which we may do in our sole discretion (or if it terminates early as a result of our breach), we would be required to make a substantial, immediate lump-sum payment equal to the present value of the hypothetical future payments that could be required to be paid under the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that we have sufficient taxable income to fully utilize the tax attributes subject to the TRA), determined by applying a discount rate equal to the long-term Treasury rate in effect on the applicable date plus 300 basis points. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control.

In certain circumstances, we may be required to make payments under the TRA that we have entered into with Mosing Holdings. In most circumstances, these payments will be associated with the actual cash savings that we recognize from tax benefits resulting from the Conversion, which would reduce the actual tax benefit to us of the Conversion. If we were to elect to exercise our sole right to terminate the TRA early or enter into certain change of control transactions, we may incur payment obligations prior to the time we actually incur any tax benefit. In those circumstances, we would need to pay the amounts out of cash on hand, finance the payments or refrain from incurring the obligation (including by not entering into a change of control transaction). Based on our current liquidity and our expected ability to access debt and equity financing, we believe we would be able to make such an early termination payment if necessary. Any such payment could reduce our cash on hand and our borrowing availability, however, which would also reduce the amount of cash available to operate our business, to fund capital expenditures and to be paid as dividends to our stockholders, among other things. Please see Note 11—Related Party Transactions in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

    At December 31, 2020, we had no off-balance sheet arrangements with the exception of purchase obligations.

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

    Through FICV, we operate in approximately 40 countries under many legal forms. As a result, we are subject to the jurisdiction of numerous U.S. and foreign tax authorities, as well as to tax agreements and treaties among these governments. Our operations in these different jurisdictions are taxed on various bases: actual income before taxes, deemed profits (which are generally determined using a percentage of revenue rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

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

During the first quarter of 2020, as a result of the decline in oil prices due to the ongoing COVID-19 pandemic and the Organization of Petroleum Exporting Countries and Russia price war in early 2020, we identified a triggering event that indicated the fair value of goodwill within our Cementing Equipment reporting unit was less than its carrying value. Based on the results of our goodwill impairment test as of March 31, 2020, we recorded a $57.1 million impairment charge to goodwill, which is included in goodwill impairment on the consolidated statements of operations. Our goodwill impairment assessment as of October 31, 2020, did not identify a triggering event that indicates the fair values of our reporting units were less than their carrying values.

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

    Some of the more significant assumptions inherent in the income approach include the estimated future net annual cash flows for the reporting unit, the terminal growth rate and the discount rate. We selected the assumptions used in the discounted cash flow projections using historical data supplemented by current and anticipated market conditions and estimated growth rates. Our estimates are based upon assumptions believed to be reasonable. However, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, actual results may differ from those used in our valuation which could result in additional impairment charges in the future. Assuming all other assumptions and inputs used in the discounted cash flow analysis were held constant, a 50 basis point increase in the discount rate assumption would have increased the 2020 goodwill impairment charge by approximately $4.3 million.

    No goodwill impairment was recorded for year ended December 31, 2018. At December 31, 2020, goodwill is allocated to our reportable segments as follows: Cementing Equipment - approximately $24.1 million; TRS - approximately $18.7 million.

Recent Accounting Pronouncements

    See Note 1—Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data,” under the heading “Recent Accounting Pronouncements” included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    We are exposed to certain market risks inherent in our financial instruments and arising from changes in foreign currency exchange rates and interest rates. A discussion of our market risk exposure in financial instruments is presented below.

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

    For the year ended December 31, 2020, on a U.S. dollar-equivalent basis, approximately 30% of our revenue was represented by currencies other than the U.S. dollar. However, no single non-U.S. currency poses a primary risk to us. A hypothetical 10% decrease in the exchange rates for each of the foreign currencies in which a portion of our revenue is denominated would result in a 2.7% decrease in our overall revenue for the year ended December 31, 2020.

    From time to time we enter into short-duration foreign currency forward contracts to mitigate our exposure to non-local currency operating working capital. We are also exposed to market risk on our forward contracts related to potential non-performance by our counterparty. It is our policy to enter into derivative contracts with counterparties that are creditworthy institutions.

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

    We had no foreign currency derivative contracts outstanding as of December 31, 2020. As of December 31, 2019, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

Foreign Currency	Notional Amount	Contractual Exchange Rate	Receivable (Payable) Fair Value at December 31, 2019
Canadian dollar	$948	1.3182	$(16)
Euro	9,279	1.1180	(80)
Norwegian krone	11,027	9.0688	(355)
Pound sterling	16,057	1.3381	127
			$(324)

    Interest Rate Risk

    As of December 31, 2020, we did not have an outstanding funded debt balance under our ABL Credit Facility. If we borrow under our ABL Credit Facility in the future, we will be exposed to changes in interest rates on our floating rate borrowings under our ABL Credit Facility. Although we do not currently utilize interest rate derivative instruments to reduce interest rate exposure, we may do so in the future.

    Customer Credit Risk

    Financial instruments that potentially subject us to concentrations of credit risk are our trade receivables. We extend credit to customers and other parties in the normal course of business. International sales also present various risks including governmental activities that may limit or disrupt markets and restrict the movement of funds. We operate in approximately 40 countries and, as a result, our accounts receivables are spread over many countries and customers. As of December 31, 2020, 35% and 11% of our net trade receivables were from customers in the United States and Saudi Arabia, respectively. As of December 31, 2019, 42% of our net trade receivables were from customers in the United States. No other country accounted for more than 10% of our net trade receivables at these dates.
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
We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Frank’s International N.V.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Frank’s International N.V. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of goodwill associated with the Cementing Equipment reporting unit

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill might exceed the fair value of a reporting unit. The Company used the income approach to estimate the fair value of the

Cementing Equipment reporting unit. The Company has a goodwill balance of $42.8 million as of December 31, 2020 of which $24.1 million, or 56.3%, is associated with the Cementing Equipment reporting unit. The Company recorded a goodwill impairment charge to the Cementing Equipment reporting unit of $57.2 million during the year ended December 31, 2020.

We identified the assessment of the valuation of goodwill associated with the Cementing Equipment reporting unit as a critical audit matter. The estimated fair value of the Cementing Equipment reporting unit was derived from assumptions used in estimating future cash flows resulting in the application of a high degree of subjective auditor judgment. The revenue growth rates, discount rate, and terminal growth rate assumptions used to estimate the fair value of the reporting unit were determined to be significant assumptions as changes to those assumptions could have had a significant effect on the Company’s assessment of the impairment of goodwill.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process. This included controls related to the determination of the fair value of the Cementing Equipment reporting unit and the development of the significant assumptions listed above. We compared the Company’s historical forecasted revenue to actual results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities;

•evaluating the Company’s forecasted revenue growth rates and terminal growth rate for the Cementing Equipment reporting unit, by comparing the growth assumptions to forecasted growth rates in the Company’s and its peer companies’ analyst reports; and

•testing the estimate of the Cementing Equipment reporting unit fair value using the reporting unit’s cash flow assumptions and discount rate and comparing the result to the Company’s fair value estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2018.

Houston, Texas
March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Frank’s International N.V.:

Opinion on Internal Control Over Financial Reporting
We have audited Frank’s International N.V. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and December 31, 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Houston, Texas
March 1, 2021

FRANK’S INTERNATIONAL N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$209,575	$195,383
Restricted cash	1,672	1,357
Short-term investments	2,252	—
Accounts receivables, net	110,607	166,694
Inventories, net	81,718	78,829
Assets held for sale	2,939	13,795
Other current assets	7,744	10,360
Total current assets	416,507	466,418

Property, plant and equipment, net	272,707	328,432
Goodwill	42,785	99,932
Intangible assets, net	7,897	16,971
Deferred tax assets, net	18,030	16,590
Operating lease right-of-use assets	28,116	32,585
Other assets	30,859	33,237
Total assets	$816,901	$994,165

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$99,986	$120,321
Current portion of operating lease liabilities	7,832	7,925
Deferred revenue	586	657
Other current liabilities	1,674	—
Total current liabilities	110,078	128,903

Deferred tax liabilities	1,548	2,923
Non-current operating lease liabilities	21,208	24,969
Other non-current liabilities	22,818	27,076
Total liabilities	155,652	183,871

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, €0.01 par value, 798,096,000 shares authorized, 228,806,301 and 227,000,507 shares issued and 226,324,559 and 225,510,650 shares outstanding	2,866	2,846
Additional paid-in capital	1,087,733	1,075,809
Accumulated deficit	(377,346)	(220,805)
Accumulated other comprehensive loss	(31,966)	(30,298)
Treasury stock (at cost), 2,481,742 and 1,489,857 shares	(20,038)	(17,258)
Total stockholders’ equity	661,249	810,294
Total liabilities and equity	$816,901	$994,165
The accompanying notes are an integral part of these consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Services	$328,457	$473,538	$416,781
Products	61,901	106,382	105,712
Total revenue	390,358	579,920	522,493

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization
Services	264,680	338,325	302,880
Products	47,399	78,666	76,183
General and administrative expenses	82,257	120,444	126,638
Depreciation and amortization	70,169	92,800	111,292
Goodwill impairment	57,146	111,108	—
Severance and other charges (credits), net	33,023	50,430	(310)
(Gain) loss on disposal of assets	(1,424)	1,037	(1,309)
Operating loss	(162,892)	(212,890)	(92,881)

Other income (expense):
Tax receivable agreement (“TRA”) related adjustments	—	220	(1,359)
Other income, net	2,090	1,103	2,047
Interest income, net	712	2,265	4,243
Mergers and acquisition expense	—	—	(58)
Foreign currency loss	(211)	(2,233)	(5,675)
Total other income (expense)	2,591	1,355	(802)
Loss before income taxes	(160,301)	(211,535)	(93,683)
Income tax expense (benefit)	(4,081)	23,794	(2,950)
Net loss	$(156,220)	$(235,329)	$(90,733)

Loss per common share:
Basic and diluted	$(0.69)	$(1.05)	$(0.41)

Weighted average common shares outstanding:
Basic and diluted	226,042	225,159	223,999
The accompanying notes are an integral part of these consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2020	2019	2018

Net loss	$(156,220)	$(235,329)	$(90,733)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,668)	404	(1,452)
Marketable securities:
Unrealized gain on marketable securities	—	—	86
Total other comprehensive income (loss)	(1,668)	404	(1,366)
Comprehensive loss	$(157,888)	$(234,925)	$(92,099)
The accompanying notes are an integral part of these consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional	Retained	Other		Total
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury	Stockholders’
	Shares	Value	Capital	(Deficit)	Income (Loss)	Stock	Equity
Balances at December 31, 2017	223,289	$2,814	$1,050,873	$106,923	$(30,972)	$(13,737)	$1,115,901
Cumulative effect of accounting change	—	—	—	670	—	—	670
Net loss	—	—	—	(90,733)	—	—	(90,733)
Foreign currency translation adjustments	—	—	—	—	(1,452)	—	(1,452)
Unrealized gain on marketable securities	—	—	—	—	86	—	86
Equity-based compensation expense	—	—	10,621	—	—	—	10,621
Common shares issued upon vesting of share-based awards	1,018	12	(12)	—	—	—	—
Common shares issued for employee stock purchase plan (“ESPP”)	233	3	1,312	—	—	—	1,315
Treasury shares withheld	(250)	—	—	—	—	(1,636)	(1,636)
Balances at December 31, 2018	224,290	$2,829	$1,062,794	$16,860	$(32,338)	$(15,373)	$1,034,772
Cumulative effect of accounting change	—	—	—	(700)	—	—	(700)
Net loss	—	—	—	(235,329)	—	—	(235,329)
Foreign currency translation adjustments	—	—	—	—	404	—	404
Reclassification of marketable securities	—	—	—	(1,636)	1,636	—	—
Equity-based compensation expense	—	—	11,280	—	—	—	11,280
Common shares issued upon vesting of share-based awards	1,134	13	(13)	—	—	—	—
Common shares issued for ESPP	389	4	1,748	—	—	—	1,752
Treasury shares withheld	(302)	—	—	—	—	(1,885)	(1,885)
Balances at December 31, 2019	225,511	$2,846	$1,075,809	$(220,805)	$(30,298)	$(17,258)	$810,294
Cumulative effect of accounting change	—	—	—	(321)	—	—	(321)
Net loss	—	—	—	(156,220)	—	—	(156,220)
Foreign currency translation adjustments	—	—	—	—	(1,668)	—	(1,668)
Equity-based compensation expense	—	—	11,010	—	—	—	11,010
Common shares issued upon vesting of share-based awards	1,464	16	(16)	—	—	—	—
Common shares issued for ESPP	341	4	930	—	—	—	934
Treasury shares withheld	(421)	—	—	—	—	(1,282)	(1,282)
Share repurchase program	(570)	—	—	—	—	(1,498)	(1,498)
Balances at December 31, 2020	226,325	$2,866	$1,087,733	$(377,346)	$(31,966)	$(20,038)	$661,249
The accompanying notes are an integral part of these consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(156,220)	$(235,329)	$(90,733)
Adjustments to reconcile net loss to cash from operating activities
Depreciation and amortization	70,169	92,800	111,292
Equity-based compensation expense	11,010	11,280	10,621
Goodwill impairment	57,146	111,108	—
Loss on asset impairments and retirements	21,225	40,686	—
Amortization of deferred financing costs	388	371	58
Deferred tax provision (benefit)	(625)	727	(14,634)
Provision for bad debts	938	1,281	159
(Gain) loss on disposal of assets	(1,424)	1,037	(1,309)
Changes in fair value of investments	(1,106)	(2,747)	1,199
Unrealized (gain) loss on derivative instruments	—	222	(386)
Other	(64)	(1,522)	843
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	54,707	22,152	(63,654)
Inventories	(1,573)	(10,694)	(2,917)
Other current assets	4,437	856	4,581
Other assets	848	(1,285)	258
Accounts payable and accrued liabilities	(16,787)	(3,937)	15,310
Deferred revenue	(74)	545	(354)
Other noncurrent liabilities	(3,344)	(503)	(2,978)
Net cash provided by (used in) operating activities	39,651	27,048	(32,644)
Cash flows from investing activities
Purchase of property, plant and equipment and intangibles	(28,473)	(36,942)	(19,734)
Purchase of property, plant and equipment from related parties	—	—	(36,737)
Proceeds from sale of assets and equipment	8,319	791	7,089
Purchase of investments	(2,252)	(20,122)	(84,040)
Proceeds from sale of investments	2,832	46,739	143,825
Other	(460)	(512)	—
Net cash provided by (used in) investing activities	(20,034)	(10,046)	10,403
Cash flows from financing activities
Repayments of borrowings	(236)	(5,627)	(5,892)
Deferred financing costs	—	(184)	(1,733)
Treasury shares withheld	(1,282)	(1,886)	(1,636)
Treasury share repurchase	(1,498)	—	—
Proceeds from the issuance of ESPP shares	934	1,752	1,315
Net cash used in financing activities	(2,082)	(5,945)	(7,946)
Effect of exchange rate changes on cash	(3,028)	(529)	3,384
Net increase (decrease) in cash, cash equivalents and restricted cash	14,507	10,528	(26,803)
Cash, cash equivalents and restricted cash at beginning of period	196,740	186,212	213,015
Cash, cash equivalents and restricted cash at end of period	$211,247	$196,740	$186,212

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

    Basis of Presentation

The consolidated financial statements of FINV for the years ended December 31, 2020, 2019 and 2018 include the activities of Frank’s International C.V. (“FICV”), Blackhawk Group Holdings, LLC (“Blackhawk”) and their wholly owned subsidiaries (collectively, “Company,” “we,” “us” and “our”). All intercompany accounts and transactions have been eliminated for purposes of preparing these consolidated financial statements.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Accounts Receivable

    We estimate current expected credit losses on our accounts receivable at each reporting date. We estimate current expected credit losses based on our credit loss history, adjusted for current factors including global economic and business conditions, oil and natural gas industry and market conditions and customer mix. Losses are charged against the allowance when the customer accounts are determined to be uncollectible. This process involves judgment and estimation, and accordingly, our results can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts.

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

    Amounts reported in the consolidated balance sheets and consolidated statements of cash flows as cash, cash equivalents and restricted cash at December 31, 2020 and December 31, 2019 were as follows (in thousands):

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$209,575	$195,383
Restricted cash	1,672	1,357
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$211,247	$196,740

    Cash Surrender Value of Life Insurance Policies

    We have cash surrender value of life insurance policies that are held within a Rabbi Trust for the purpose of paying future executive deferred compensation benefit obligations. Income (loss) associated with these policies is included in other income, net on our consolidated statements of operations. Income (loss) on changes in the cash surrender value of life insurance policies was $1.1 million, $2.7 million and $(1.2) million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

    Fair Value of Financial Instruments

    Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, available-for-sale securities, derivative financial instruments and obligations under trade accounts payable. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. Refer to Note 9—Fair Value Measurements for the fair values of our available-for-sale securities, derivative financial instruments and other obligations.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the first quarter of 2020, as a result of the decline in oil prices due to the ongoing COVID-19 pandemic and the Organization of Petroleum Exporting Countries and Russia price war in early 2020, we identified a triggering event that indicated the fair value of goodwill within our Cementing Equipment reporting unit was less than its carrying value. Based on the results of our goodwill impairment test as of March 31, 2020, we recorded a $57.1 million impairment charge to goodwill, which is included in goodwill impairment on the consolidated statements of operations. Our goodwill impairment assessment as of October 31, 2020, did not identify a triggering event that indicates the fair values of our reporting units were less than their carrying values.

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

    Some of the more significant assumptions inherent in the income approach include the estimated future net annual cash flows for the reporting unit, the terminal growth rate and the discount rate. We selected the assumptions used in the discounted cash flow projections using historical data supplemented by current and anticipated market conditions and estimated growth rates. Our estimates are based upon assumptions believed to be reasonable. However, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, actual results may differ from those used in our valuation which could result in additional impairment charges in the future. Assuming all other assumptions and inputs used in the March 31, 2020 discounted cash flow analysis were held constant, a 50 basis point increase in the discount rate assumption would have increased the goodwill impairment charge by approximately $4.3 million.

    No goodwill impairment was recorded for year ended December 31, 2018. At December 31, 2020, goodwill is allocated to our reportable segments as follows: Cementing Equipment - approximately $24.1 million; Tubular Running Services - approximately $18.7 million. See Note 9—Fair Value Measurements in these Notes to Consolidated Financial Statements for a discussion of fair value measures.

    Impairment of Long-Lived Assets

    Long-lived assets, which include property, plant and equipment, and certain other assets to be held and used by us, are reviewed when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on estimated future cash flows. If this assessment indicates that the carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining useful lives, an impairment loss is recognized based on the fair value of the asset. The inputs used in the determination of fair value are generally level 3 inputs. Please see Note 17 —Severance and Other Charges (Credits), net for additional information.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Income Taxes

    We operate under many legal forms in approximately 40 countries. As a result, we are subject to many U.S. and non-U.S. tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these different jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenue rather than profits), and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions, or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

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

    The following table provides information related to our intangible assets as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$28,300	$(26,324)	$1,976	$32,890	$(23,946)	$8,944
Intellectual property	13,860	(7,939)	5,921	14,029	(6,002)	8,027
Total intangible assets	$42,160	$(34,263)	$7,897	$46,919	$(29,948)	$16,971

    Our intangible assets are primarily associated with our Cementing Equipment segment. Amortization expense for intangibles assets was $4.4 million, $10.8 million and $10.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. During the first quarter of 2020, the results of the Company's test for impairment of goodwill in the Cementing Equipment segment as a result of the negative market indicators was a triggering event that indicated that our intangible assets in this segment were impaired. Impairment testing performed in the first quarter resulted in the determination that certain intangible assets were not recoverable and that the estimated fair value was below the carrying value. As a result, during the year ended December 31, 2020, impairment charges of $4.7 million were recorded associated with certain customer relationships and intellectual property intangible assets in our Cementing Equipment segment, which are included in severance and other charges (credits), net on the

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consolidated statements of operations. During the year ended December 31, 2019, impairment charges of $3.3 million were recorded associated with certain customer relationships and intellectual property intangible assets in our Cementing Equipment and Tubular Running Services segments. No intangible asset impairment was recorded during the year ended December 31, 2018.

    As of December 31, 2020, estimated amortization expense for our remaining intangible assets for each of the next five years was as follows (in thousands):

Period	Amount
2021	$3,718
2022	677
2023	665
2024	606
2025	604
Thereafter	1,627
Total	$7,897

    Inventories

    Inventories are stated at the lower of cost (primarily average cost) or net realizable value. The Company’s inventories consist of finished goods, spare parts, work in process, and raw materials to support ongoing manufacturing operations. Work in progress, spare parts and finished goods include the cost of materials, labor, and manufacturing overhead. Inventory placed in service is either capitalized and included in equipment or expensed based upon our capitalization policies. We determine reserves for our inventories based on historical usage of inventory on-hand, assumptions about future demand and market conditions, and estimates about potential alternative uses, which are limited. Please see Note 17—Severance and Other Charges (Credits), net for additional information.

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

    Depreciation on fixed assets is computed using the straight-line method over the estimated useful lives of the individual assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. Depreciation expense was $65.8 million, $82.0 million and $100.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    Short‑term investments

        Short‑term investments consists of commercial paper classified as held-to-maturity. These investments had original maturities of greater than three months but less than twelve months.

    Stock-Based Compensation

    Our 2013 Long-Term Incentive Plan provides for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), dividend equivalent rights and other types of equity and cash incentive awards to employees, non-employee directors and service providers. Stock-based compensation expense is measured at the grant date of the share-based awards based on their value. Stock-based compensation expense is recognized on a straight-line basis over the vesting period and is included in cost of revenue and general and administrative expenses in the consolidated statements of operations.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued new accounting guidance for credit losses on financial instruments. The guidance includes the replacement of the “incurred loss” approach for recognizing credit losses on financial assets, including trade receivables, with a methodology that reflects expected credit losses, which considers historical and current information as well as reasonable and supportable forecasts. We adopted the guidance on January 1, 2020, and the adoption did not have a material impact on our consolidated financial statements. The new credit loss standard is expected to accelerate recognition of credit losses on our accounts receivable. See Note 3—Accounts Receivable, net for additional information regarding allowance for credit losses on our accounts receivable.

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

Note 2—Leases

    We have operating leases for real estate, vehicles and certain equipment. Our leases have remaining lease terms of less than 1 year to 13 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.

Leases (in thousands)	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$28,116	$32,585

Liabilities
Current
Operating	Current portion of operating lease liabilities	7,832	7,925
Noncurrent
Operating	Non-current operating lease liabilities	21,208	24,969
Total lease liabilities		$29,040	$32,894

    Our short-term lease expense was $3.9 million for the year ended December 31, 2020 and $3.6 million for the year ended December 31, 2019.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended	Year Ended
Long-term Lease Cost (in thousands)	December 31, 2020	December 31, 2019
Operating lease cost (a)	$10,202	$11,674

Sublease income	$(273)	$(533)
(a)    Includes variable lease costs, which are immaterial.

	Year Ended	Year Ended
Other Information (in thousands)	December 31, 2020	December 31, 2019
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$11,880	$10,750

Right-of-use assets obtained in an exchange for lease obligations
Operating leases	$5,814	$7,393

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	5.54	6.06

Weighted average discount rate
Operating leases	13.29%	10.47%

Maturity of Operating Lease Liabilities (in thousands)	December 31, 2020
2021	$10,378
2022	8,475
2023	6,367
2024	3,985
2025	2,957
Thereafter	7,834
Total lease payments	39,996
Less: interest	10,956
Present value of lease liabilities	$29,040

Note 3—Accounts Receivable, net

    Accounts receivable at December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Trade accounts receivable, net of allowance for credit losses of $3,857 and $5,129, respectively	$65,684	$101,718
Unbilled receivables	26,215	43,422
Taxes receivable	14,292	18,516
Affiliated (1)	549	549
Other receivables	3,867	2,489
Total accounts receivable, net	$110,607	$166,694

(1)Amounts represent expenditures on behalf of non-consolidated affiliates.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2020, $2.7 million was written off against the allowance for credit losses. As of December 31, 2020, 35% and 11% of our net trade receivables were from customers in the United States and Saudi Arabia, respectively. As of December 31, 2019, 42% of our net trade receivables were from customers in the United States. No other country accounted for more than 10% of our net trade receivables at these dates.

Note 4—Inventories, net

    Inventories at December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019

Pipe and connectors, net of allowance of $16,819 and $18,287, respectively	$22,642	$21,779
Finished goods, net of allowance of $84 and $485, respectively	22,715	25,628
Work in progress	1,730	3,663
Raw materials, components and supplies	34,631	27,759
Total inventories, net	$81,718	$78,829

Note 5—Property, Plant and Equipment

    The following is a summary of property, plant and equipment at December 31, 2020 and 2019 (in thousands):

		December 31,
	Estimated Useful Lives in Years	2020	2019

Land	—	$30,869	$30,724
Land improvements	8-15	7,620	7,193
Buildings and improvements	13-39	121,105	116,182
Rental machinery and equipment	2-7	897,398	882,979
Machinery and equipment - other	7	54,842	60,182
Furniture, fixtures and computers	3-5	16,928	17,251
Automobiles and other vehicles	5	25,948	28,734
Leasehold improvements	7-15,or lease term if shorter	12,773	14,258
Construction in progress - machinery and equipment	—	24,381	46,564
		1,191,864	1,204,067
Less: Accumulated depreciation		(919,157)	(875,635)
Total property, plant and equipment, net		$272,707	$328,432

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    During the first quarter of 2019, buildings with a net book value of $1.1 million met the criteria to be classified as held for sale and were reclassified from property, plant and equipment to assets held for sale on our consolidated balance sheet. During the second quarter of 2019, we sold a building classified as held for sale for $0.2 million and recorded an immaterial loss. During the third quarter of 2019, an additional building met the criteria to be classified as held for sale and a $4.0 million impairment loss was recorded, which is included in severance and other charges (credits), net on our consolidated statements of operations. The building's remaining net book value of $5.3 million was reclassified from property, plant and equipment to assets held for sale on our consolidated balance sheets. During the fourth quarter of 2019, we sold a building classified as held for sale for $0.3 million and recorded an immaterial loss. Also during the fourth quarter of 2019, equipment in our Tubular Running Services segment met the criteria to be classified as held for sale and a $0.3 million impairment loss was recorded, which is included in severance and other charges (credits), net on our consolidated statements of operations. The equipment’s remaining net book value of $0.2 million was reclassified from property, plant and equipment to assets held for sale on our consolidated balance sheets.

During the second quarter of 2020, we sold a building classified as held for sale for $5.4 million and recorded a gain of $0.6 million. During the third quarter of 2020, we determined a building no longer met the held for sale criteria, and reclassified the fair value of $5.3 million from assets held for sale to property, plant and equipment on our consolidated balance sheets. During the fourth quarter of 2020, we sold a building classified as held for sale for $0.7 million and recorded an immaterial gain.

During the year ended December 31, 2020, we recorded fixed asset impairment charges of $15.7 million primarily associated with construction in progress in our Cementing Equipment segment, which is included in severance and other charges (credits), net on our consolidated statements of operations. During the first quarter of 2020, the results of the Company's test for impairment of goodwill in the Cementing Equipment segment as a result of negative market indicators was a triggering event that indicated that our long-lived tangible assets in this segment were impaired. Impairment testing performed in the first quarter resulted in the determination that certain long-lived assets were not recoverable and that the estimated fair value was below the carrying value. During the year ended December 31, 2019, we recorded fixed asset impairment charges of $32.9 million primarily associated with construction in progress in our Tubular Running Service segment, which is included in severance and other charges (credits), net on our consolidated statement of operations. No impairments were recognized during the year ended December 31, 2018. Please see Note 17—Severance and Other Charges (Credits), net in these Notes to Consolidated Financial Statements for additional details.

The following table presents the depreciation and amortization associated with each line for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	December 31,
	2020	2019	2018
Cost of revenue
Services	$63,511	$80,072	$93,280
Products	701	1,511	4,354
General and administrative expenses	5,957	11,217	13,658
Total	$70,169	$92,800	$111,292

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6—Other Assets

    Other assets at December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,
	2020	2019

Cash surrender value of life insurance policies (1)	$26,167	$27,313
Deposits	2,182	2,119
Other	2,510	3,805
Total other assets	$30,859	$33,237

(1)See Note 9—Fair Value Measurements for additional information.

Note 7— Accounts Payable and Accrued Liabilities

    Accounts payable and accrued liabilities at December 31, 2020 and 2019, consisted of the following (in thousands):

	December 31,
	2020	2019

Accounts payable	$22,277	$16,793
Accrued compensation	23,212	23,988
Accrued property and other taxes	14,420	20,099
Accrued severance and other charges	2,666	5,837
Income taxes	16,029	19,166
Affiliated (1)	2,513	1,694
Accrued purchase orders and other	18,869	32,744
Total accounts payable and accrued liabilities	$99,986	$120,321

(1)Represents amounts owed to non-consolidated affiliates.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As of December 31, 2020, FINV had no borrowings outstanding under the ABL Credit Facility, letters of credit outstanding of $10.3 million and availability of $24.2 million.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Level 1: Unadjusted, quoted prices for identical assets or liabilities in active markets.
•Level 2: Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly for substantially the full term of the asset or liability.
•Level 3: Significant, unobservable inputs for use when little or no market data exists, requiring a significant degree of judgment.

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

    Financial Assets and Liabilities

    A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of December 31, 2020 and 2019, were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2020
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$26,167	$—	$26,167
Marketable securities - other	3	—	—	3
Liabilities:
Deferred compensation plan	—	20,271	—	20,271

December 31, 2019
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$27,313	$—	$27,313
Marketable securities - other	8	—	—	8
Liabilities:
Derivative financial instruments	—	324	—	324
Deferred compensation plan	—	23,251	—	23,251

    Our derivative financial instruments consist of short-duration foreign currency forward contracts. The fair value of derivative financial instruments is based on quoted market values including foreign exchange forward rates and interest rates. The fair value is computed by discounting the projected future cash flow amounts to present value. At December 31, 2019, derivative financial instruments are included in the financial statement line item accounts payable and accrued liabilities in our consolidated balance sheets.

    Our investments associated with our deferred compensation plan consist primarily of the cash surrender value of life insurance policies and is included in other assets on the consolidated balance sheets. The liability associated with

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

    We perform our goodwill impairment assessment for each reporting unit by comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. We estimate the fair value for each reporting unit using a discounted cash flow analysis based on management’s short-term and long-term forecast of operating performance. This analysis includes significant assumptions regarding discount rates, revenue growth rates, terminal growth rates and the timing of expected future cash flows based on market conditions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is measured and recorded.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
formally designated as hedge contracts for hedge accounting treatment. Accordingly, any changes in the fair value of the derivative instruments during a period will be included in our consolidated statements of operations.

    We had no foreign currency derivative contracts outstanding as of December 31, 2020. As of December 31, 2019, we had the following foreign currency derivative contracts outstanding in U.S. dollars (in thousands):

	December 31, 2019
	Notional	Contractual	Settlement
Derivative Contracts	Amount	Exchange Rate	Date
Canadian dollar	$948	1.3182	3/16/2020
Euro	9,279	1.1180	3/17/2020
Norwegian krone	11,027	9.0688	3/17/2020
Pound sterling	16,057	1.3381	3/17/2020

    The following table summarizes the location and fair value amounts of all derivative contracts in the consolidated balance sheets as of December 31, 2020 and 2019 (in thousands):

Derivatives not designated as Hedging Instruments	Consolidated Balance Sheet Location	December 31, 2020	December 31, 2019
Foreign currency contracts	Accounts payable and accrued liabilities	$—	$(324)

    The following table summarize the location and amounts of the unrealized and realized gains and losses on derivative contracts in the consolidated statements of operations as of December 31, 2020, 2019 and 2018 (in thousands):

Derivatives not designated as Hedging Instruments	Location of gain (loss) recognized in income on derivative contracts	December 31, 2020	December 31, 2019	December 31, 2018
Unrealized gain (loss) on foreign currency contracts	Other income, net	$—	$(222)	$386
Realized gain on foreign currency contracts	Other income, net	1,475	320	1,661
Total net gain on foreign currency contracts		$1,475	$98	$2,047

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

    The following table presents the gross and net fair values of our derivatives as of December 31, 2020 and 2019 (in thousands):

	Derivative Asset Positions		Derivative Liability Positions
	December 31,		December 31,
	2020	2019	2020	2019
Gross position - asset / (liability)	$—	$127	$—	$(451)
Netting adjustment	—	(127)	—	127
Net position - asset / (liability)	$—	$—	$—	$(324)

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11—Related Party Transactions

    We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease facilities from these affiliated companies. Rent expense associated with our related party leases was $2.7 million, $2.7 million and $6.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, $3.6 million of our operating lease right-of-use assets and $5.0 million of our lease liabilities were associated with related party leases.

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

    Tax Receivable Agreement

    Mosing Holdings and its permitted transferees converted all of their shares of Preferred Stock into shares of our common stock on August 26, 2016, in connection with their delivery to FINV of all of their interests in FICV (the “Conversion”). As a result of an election under Section 754 of the Internal Revenue Code, made by FICV, the Conversion resulted in an adjustment to the tax basis of the tangible and intangible assets of FICV with respect to the portion of FICV transferred to FINV by Mosing Holdings and its permitted transferees. These adjustments are allocated to FINV. The adjustments to the tax basis of the tangible and intangible assets of FICV described above would not have been available absent the Conversion. The basis adjustments may reduce the amount of tax that FINV would otherwise be required to pay in the future. These basis adjustments may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

The TRA that we entered into with FICV and Mosing Holdings in connection with our IPO generally provides for the payment by FINV to Mosing Holdings of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that FINV actually realizes (or is deemed to realize in certain circumstances) in periods after our IPO as a result of (i) tax basis increases resulting from the Conversion and (ii) imputed interest deemed to be paid by FINV as a result of, and additional tax basis arising from, payments under the TRA. We will retain the benefit of the remaining 15% of these cash savings, if any. Payments FINV makes under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. The payments under the TRA will not be conditioned upon a holder of rights under the TRA having a continued ownership interest in FINV.

    The estimation of the amount and timing of payments under the TRA is by its nature imprecise. For purposes of the TRA, cash savings in tax generally are calculated by comparing FINV’s actual tax liability to the amount FINV would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRA. The amounts payable, as well as the timing of any payments, under the TRA are dependent upon significant future events and assumptions, including the amount and timing of the taxable income FINV generates in the future. As of December 31, 2020, FINV has had a cumulative loss over the prior 36-month period. Based on this history of losses, as well as uncertainty regarding the timing and amount of future taxable income, we are no longer able to conclude that there will be future cash savings that will lead to additional payouts under the TRA. Additional TRA liability may be recognized in the future based on changes in expectations regarding the timing and likelihood of future cash savings.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    The payment obligations under the TRA are FINV’s obligations and are not obligations of FICV. The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless FINV elects to exercise its right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control), and FINV makes the termination payment specified by the TRA. If FINV elects to terminate the TRA early, which it may do in its sole discretion (or if it terminates early as a result of our breach), it would be required to make a substantial, immediate lump-sum payment equal to the present value of the hypothetical future payments that could be required to be paid under the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize the tax attributes subject to the TRA), determined by applying a discount rate equal to the long-term Treasury rate in effect on the applicable date plus 300 basis points. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of any cash tax savings from the tax benefits to which the payment relates. the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on December 31, 2020, the estimated termination payment would be approximately $68.0 million (calculated using a discount rate of 4.45%). The foregoing number is merely an estimate and the actual payment could differ materially.

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

    The following table summarizes the basic and diluted loss per share calculations (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator
Net loss	$(156,220)	$(235,329)	$(90,733)

Denominator
Basic and diluted weighted average common shares (1)	226,042	225,159	223,999

Loss per common share:
Basic and diluted	$(0.69)	$(1.05)	$(0.41)

(1)	Approximate number of shares of unvested restricted stock units and stock to be issued pursuant to the ESPP that have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive when the results from operations are at a net loss position.	1,048	737	922

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Stock-Based Compensation

2013 Long-Term Incentive Plan

    Under our 2013 Long-Term Incentive Plan (the “LTIP”), stock options, SARs, restricted stock, restricted stock units, dividend equivalent rights and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after 10 years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our board of directors terminates the plan. There are 20,000,000 shares of common stock reserved for issuance under the LTIP. As of December 31, 2020, 9,031,242 shares remained available for issuance.

Restricted Stock Units

    Upon completion of the IPO and pursuant to the LTIP, we began granting restricted stock units. All RSUs granted under the LTIP vest ratably over a period of one to three years. Our treasury stock primarily consists of shares that were withheld from employees to settle personal tax obligations that arose as a result of restricted stock units that vested. Certain restricted stock unit awards provide for accelerated vesting for qualifying terminations of employment or service.

    Employees granted RSUs are not entitled to dividends declared on the underlying shares while the restricted stock unit is unvested. As such, the grant date fair value of the award is measured by reducing the grant date price of our common stock by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The weighted average grant date fair value of RSUs granted during the years ended December 31, 2020, 2019 and 2018 was $9.9 million, $11.4 million and $9.5 million, respectively. Compensation expense is recognized ratably over the vesting period. Forfeitures are recorded as they occur.

    Stock-based compensation expense relating to RSUs for the years ended December 31, 2020, 2019 and 2018 was $8.0 million, $8.7 million and $8.9 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $9.6 million, $7.1 million and $6.7 million, respectively. Unamortized stock compensation expense as of December 31, 2020, relating to RSUs totaled approximately $9.0 million, which will be expensed over a weighted average period of 1.3 years.

    Non-vested RSUs outstanding as of December 31, 2020 and the changes during the year were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	2,460,800	$6.65
Granted	2,928,737	3.38
Vested	(1,465,069)	6.58
Forfeited	(325,569)	4.95
Non-vested at December 31, 2020	3,598,899	$4.18

    Performance Restricted Stock Units

    The purpose of the PRSUs is to closely align the incentive compensation of the executive leadership team for the duration of the performance cycle with returns to FINV’s shareholders and thereby further motivate the executive leadership team to create sustained value to FINV shareholders. The design of the PRSU grants effectuates this purpose by placing a material amount of incentive compensation for each executive at risk by offering an extraordinary reward for the attainment of extraordinary results. Design features of the PRSU grant that in furtherance of this purpose include the following: (1) The vesting of the PRSUs is based on total shareholder

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
return (“TSR”) based on a comparison to the returns of a peer group, which, beginning with PRSUs granted in 2018, is the SPDR S&P Oil & Gas Equipment and Services ETF. (2) TSR performance is calculated separately with respect to three separate one-year achievement periods included in the three-year Performance Period, resulting in a weighted average payout at the end of the three-year Performance Period. The TSR calculation will assume reinvestment of dividends. (3) The ultimate number of shares to be issued pursuant to the PRSU awards will vary in proportion to the actual TSR achieved as a percentile compared to the peer group during the Performance Period as follows: (i) no shares will be issued if the Company’s performance falls below the 25th percentile; (ii) 50% of the Target Level if the Company achieves a rank in the 25th percentile (the threshold level); (iii) 100% of the Target Level if the Company achieves a rank in the 50th percentile (the target level); (iv) 150% of the Target Level if the Company achieves a rank in the 75th percentile; and 200% of the Target Level if the Company achieves a rank in the 90th percentile and above (the maximum level). (4) Unless there is a qualifying termination as defined in the PRSU award agreement, the PRSUs of an executive will be forfeited upon an executive’s termination of employment during the Performance Period.

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

    In 2020, we granted PRSUs with a fair value of $3.0 million or 676,615 units (“Target Level”). The performance period for these grants is the three year period from January 1, 2020 to December 31, 2022 (“Performance Period”), but with separate one-year achievement periods from January 1, 2020 to December 31, 2020, January 1, 2021 to December 31, 2021, and January 1, 2022 to December 31, 2022, resulting in a weighted average payout at the end of the Performance Period.

    The weighted average assumptions for the PRSUs granted in 2020 are as follows:

2020
Total expected term (in years)	2.87
Expected volatility	46.2%
Risk-free interest rate	1.36%
Correlation range	17.4% to 82.9%

    In 2019, we granted PRSUs with a fair value of $3.7 million or 446,858 units (“Target Level”). The performance period for these grants is the three year period from January 1, 2019 to December 31, 2021 (“Performance Period”), but with separate one-year achievement periods from January 1, 2019 to December 31, 2019, January 1, 2020 to December 31, 2020, and January 1, 2021 to December 31, 2021, resulting in a weighted average payout at the end of the Performance Period.

    The weighted average assumptions for the PRSUs granted in 2019 are as follows:

2019
Expected term (in years)	2.86
Expected volatility	43.5%
Risk-free interest rate	2.48%
Correlation range	2.4% to 88.1%

    In 2018, we granted PRSUs with a fair value of $2.0 million or 275,550 units (“Target Level”). The performance period for these grants is the three year period from January 1, 2018 to December 31, 2020 (“Performance Period”), but with separate one-year achievement periods from January 1, 2018 to December 31,

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2018, January 1, 2019 to December 31, 2019, and January 1, 2020 to December 31, 2020, resulting in a weighted average payout at the end of the Performance Period.

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

    Stock-based compensation expense related to PRSUs for the years ended December 31, 2020, 2019 and 2018 was $2.6 million, $2.0 million and $1.2 million, respectively. The total fair value of PRSUs vested during the year ended December 31, 2020, was $1.5 million. There were no PRSU vestings during the years ended December 31, 2019 and 2018. Unamortized stock compensation expense as of December 31, 2020, relating to PRSUs totaled approximately $3.4 million, which will be expensed over a weighted average period of 1.75 years.

    Non-vested PRSUs outstanding as of December 31, 2020, and the changes during the year were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	788,833	$8.13
Granted	676,615	4.40
Vested	(163,750)	9.04
Forfeited	(14,611)	7.79
Non-vested at December 31, 2020	1,287,087	$5.96

    Employee Stock Purchase Plan

    Under the Frank’s International N.V. ESPP, eligible employees have the right to purchase shares of common stock at the lesser of (i) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the first day of the option period, or (ii) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the last day of the option period. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. We have reserved 3.0 million shares of our common stock for issuance under the ESPP, of which 1.8 million shares were available for issuance as of December 31, 2020. Shares issued to our employees under the ESPP totaled 340,950 in 2020 and 389,284 shares in 2019. For the years ended December 31, 2020, 2019 and 2018, we recognized $0.4 million, $0.6 million and $0.5 million of compensation expense related to stock purchased under the ESPP, respectively.

    In January 2020, we issued 125,893 shares of our common stock to our employees under this plan to satisfy the employee purchase period from July 1, 2019 to December 31, 2019, which increased our common stock outstanding.

    In July 2020, we issued 215,057 shares of our common stock to our employees under this plan to satisfy the employee purchase period from January 1, 2020 to June 30, 2020, which increased our common stock outstanding.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14—Employee Benefit Plans

    U.S. Benefit Plans

    401(k) Savings and Investment Plan. Frank’s International, LLC administers a 401(k) savings and investment plan (the “Plan”) as part of the employee benefits package. Employees are required to complete one month of service before becoming eligible to participate in the Plan. Prior to May 21, 2020, we matched 100% of the first 3% of eligible compensation an employee contributed to the Plan up to the annual allowable IRS limit. Additionally, the Company provided a 50% match on any employee contributions between 4% to 6% of eligible compensation. Effective May 21, 2020, the Safe Harbor Matching Contribution was eliminated. Our matching contributions to the Plan totaled $2.2 million, $5.0 million and $4.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

    Executive Deferred Compensation Plan. In December 2004, we and certain affiliates adopted the Frank’s Executive Deferred Compensation Plan (the “EDC Plan”). The purpose of the EDC Plan is to provide participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified cash compensation. Participant contributions are immediately vested. Our contributions vest after five years of service. All participant benefits under this EDC Plan shall be paid directly from the general funds of the applicable participating subsidiary or a grantor trust, commonly referred to as a Rabbi Trust, created for the purpose of informally funding the EDC Plan, and other than such Rabbi Trust, no special or separate fund shall be established and no other segregation of assets shall be made to assure payment. The assets of our EDC Plan’s trust are invested in a corporate owned split-dollar life insurance policy and an amalgamation of mutual funds (See Note 6—Other Assets).

    We recorded compensation expense related to the vesting of the Company’s contribution of $1.0 million for the year ended December 31, 2018. No compensation expense related to the vesting of the Company’s contribution was recorded for the years ended December 31, 2020 and 2019. The total liability recorded at December 31, 2020 and 2019, related to the EDC Plan was $20.3 million and $23.3 million, respectively, and was included in other noncurrent liabilities on the consolidated balance sheets.

Note 15—Income Taxes

    Loss before income taxes was comprised of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018

United States	$(154,144)	$(225,653)	$(85,342)
Foreign	(6,157)	14,118	(8,341)
Loss before income taxes	$(160,301)	$(211,535)	$(93,683)

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Income taxes have been provided for based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Components of income tax expense (benefit) consist of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current
U.S. federal	$(17,582)	$—	$—
U.S. state and local	—	209	7
Foreign	12,876	21,975	11,677
Total current	(4,706)	22,184	11,684

Deferred
U.S. federal	(2,515)	444	—
Foreign	3,140	1,166	(14,634)
Total deferred	625	1,610	(14,634)
Total income tax expense (benefit)	$(4,081)	$23,794	$(2,950)

The variance in effective tax rates compared to prior periods is due primarily to the beneficial impact in the current year of provisions from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which allows corporations with net operating losses (“NOLs”) incurred in 2018, 2019 and 2020 to carry back such NOLs to each of the five years preceding the year of the NOL, beginning with the earliest year in which there is taxable income, and claim an income tax refund in the applicable carryback year. As a result of the NOL carryback provision in the CARES Act, we were able to recognize an income tax refund of $17.5 million which was received in the third quarter of 2020.

A reconciliation of the differences between the income tax provision computed at the 21% U.S. statutory rate in effect at December 31, 2020 and the reported provision for income taxes for the periods indicated is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018

Income tax benefit at statutory rate	$(33,663)	$(44,422)	$(19,673)
Branch profits tax	(8,015)	(12,129)	(4,267)
State taxes, net of federal benefit	(3,206)	154	(27)
Restricted stock units tax shortfall	1,695	405	1,025
Taxes on foreign earnings at higher rates	11,399	14,427	13,095
Effect of tax rate change	—	—	(2,929)
Effect of moving activity to higher tax rate jurisdiction	—	—	(14,620)
Management fee charged to international operations	4,848	3,455	1,515
Increase in valuation allowances	34,005	37,802	22,892
Goodwill impairment	(1,406)	25,677	—
Return-to-provision adjustments	(2,299)	(524)	(521)
Foreign tax credit	(6,574)	(5,707)	—
Other	(865)	4,656	560
Total income tax expense (benefit)	$(4,081)	$23,794	$(2,950)

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

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets
Foreign net operating loss	$23,744	$17,121
U.S. net operating loss	105,802	104,105
Research and development credit	1,156	1,016
Foreign tax credit carryover	2,322	422
Intangibles	17,536	9,365
Inventory	2,615	2,280
Property and equipment	22,565	16,161
Investment in partnership	48,973	24,372
Other	913	1,442
Valuation allowance	(168,174)	(130,010)
Total deferred tax assets	57,452	46,274

Deferred tax liabilities
Investment in partnership	(40,970)	(23,728)
Property and equipment	—	(1,253)
Goodwill	—	(7,297)
Other	—	(329)
Total deferred liabilities	(40,970)	(32,607)

Net deferred tax assets	$16,482	$13,667

    As of December 31, 2020, we have income tax NOL carryforwards related to both our U.S. and non-U.S. operations of approximately $476 million. In addition, we have research and development tax credit carryforwards of approximately $1.2 million. The ultimate utilization of the NOLs and research and development credits depend on the ability to generate sufficient taxable income in the appropriate tax jurisdiction. These tax attributes expire as follows (in thousands):

Year of Expiration	U.S. NOLs	Foreign NOLs	R&D Credits

2021 - 2025	$—	$21,230	$—
2026 - 2030	—	5,648	—
2031 - 2039	168,163	335	1,156
Does not expire	209,702	70,668	—
	$377,865	$97,881	$1,156

    The valuation allowance on our deferred tax asset positions increased from $130.0 million to $168.2 million during 2020 as a result of accumulated tax losses in both the U.S. and various foreign tax jurisdictions. We evaluated all available evidence and determined that it is more likely than not that these losses will not be utilized.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    It is our intention that all cash and earnings of our subsidiaries as of December 31, 2020, are permanently reinvested and will be used to meet operating cash flow needs. Existing plans do not demonstrate a need to repatriate foreign cash to fund parent company activity, however, should we determine that parent company funding is required, we estimate that any such cash needs may be met without adverse tax consequences.

A reconciliation of unrecognized tax benefits as of December 31, 2020 is as follows (in thousands):

2020
Balance at December 31, 2019	$342
Increase from positions taken in prior periods	20,327
Increase from positions taken in current period	7,012
Settlements	(527)
Balance at December 31, 2020	$27,154

    Approximately $3 million of the uncertain tax positions, if recognized in the future, would impact our effective tax rate. Approximately $24.1 million of our reserve relates to certain deductions and would only impact our rate if we were subsequently able to utilize operating loss carry-forwards. We have elected to classify interest and penalties incurred on income taxes as income tax expense. We do not foresee resolution of these positions in the coming twelve months.

    We file income tax returns in the U.S. and various international tax jurisdictions. As of December 31, 2020, our U.S. tax returns remain open to examination for the tax years 2016 through 2019, and the major foreign taxing jurisdictions to which we are subject to tax are open to examination for the tax years 2010 through 2019.

Note 16—Commitments and Contingencies

    Commitments

    We are committed under various operating lease agreements primarily related to real estate, vehicles and certain equipment that expire at various dates throughout the next several years. Please see Note 2—Leases in these Notes to Consolidated Financial Statements for additional information.

    We also have purchase commitments related to inventory in the amount of $26.6 million at December 31, 2020. We enter into purchase commitments as needed.

    Contingencies

    We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of December 31, 2020 and December 31, 2019. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Note 17—Severance and Other Charges (Credits), net

    We recognize severance and other charges for costs associated with workforce reductions, facility closures, exiting or reducing our footprint in certain countries, inventory and other asset impairments and the retirement of excess machinery and equipment based on economic utility. As a result of the downturn in the industry and its impact on our business outlook, we continue to take actions to adjust our operations and cost structure to reflect current and expected activity levels. Depending on future market conditions, further actions may be necessary to adjust our operations, which may result in additional charges.
    Our severance and other charges (credits), net are summarized below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Severance and other costs	$12,284	$9,744	$4,552
Fixed asset impairments and retirements	15,664	32,916	—
Inventory impairments	367	4,471	—
Intangible asset impairments	4,708	3,299	—
Accounts receivable write-off (recovery)	—	—	(4,862)
	$33,023	$50,430	$(310)

    Severance and other costs: We incurred costs due to a continued effort to adjust our cost base, including reducing our workforce to meet the depressed demand in the industry. At December 31, 2020, our outstanding liability associated with our current program was approximately $2.7 million and included severance payments and other employee-related separation costs. In addition, we also incurred costs associated with strategic initiatives to investigate opportunities for long-term shareholder growth.

    Below is a reconciliation of our employee separation liability balance (in thousands):

	Tubular Running Services	Tubulars	Cementing Equipment	Corporate	Total
Balance at December 31, 2019	$2,000	$19	$1,632	$2,186	$5,837
Additions for costs expensed	6,621	553	1,152	3,958	12,284
Severance and other payments	(7,781)	(175)	(1,827)	(4,448)	(14,231)
Other adjustments	(586)	—	(21)	(617)	(1,224)
Balance at December 31, 2020	$254	$397	$936	$1,079	$2,666

    Fixed asset impairments and retirements: During the year ended December 31, 2019, we undertook a comprehensive business review in conjunction with a sharp decline in U.S. land activity. Through this review, we identified certain fixed assets, primarily construction in progress, that were not commercially viable given current market conditions. This resulted in an impairment charge of $32.9 million. During the year ended December 31, 2020, we recorded fixed asset impairment charges of $15.7 million primarily associated with construction in progress in our Cementing Equipment segment. Please see Note 5—Property, Plant and Equipment for additional details.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Inventory impairments: During the year ended December 31, 2019, certain inventories in our Tubular Running Services, Cementing Equipment and Tubulars segments were determined to have costs that exceeded their net realizable values, resulting in a charge of $4.5 million. During the year ended December 31, 2020, certain inventories in our Cementing Equipment segment were determined to have costs that exceeded their net realizable values, resulting in a charge of $0.4 million.

    Intangible asset impairments: During the year ended December 31, 2019, we identified certain intangible assets that no longer had commercial viability to the Company, resulting in an impairment charge of $3.3 million. During the year ended December 31, 2020, we identified certain intangible assets where the carrying value exceeded the fair value in the Cementing Equipment segment, resulting in an impairment charge of $4.7 million. Please see Note 1—Basis of Presentation and Significant Accounting Policies in these Notes to Consolidated Financial Statements for additional details.

    Accounts receivable write-off (recovery): We have experienced payment delays from certain customers in Angola. In 2018, we recovered $4.9 million of previously written off receivables from a customer in Angola.

Note 18—Supplemental Cash Flow Information

    Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018

Cash paid for interest	$1,096	$1,005	$273
Cash paid (received) for income taxes, net of refunds	(2,512)	13,330	1,848

Non-cash transactions:
Change in accruals related to purchases of property, plant and equipment and intangibles	$(4,832)	$781	$5,910
Financed insurance premium	1,910	—	6,798
Net transfers from inventory to property, plant and equipment	1,967	3,190	4,529

Note 19—Segment Information

    Reporting Segments

We are comprised of three reportable segments: Tubular Running Services (“TRS”) segment, Tubulars segment and Cementing Equipment (“CE”) segment.

The TRS segment provides tubular running services globally. Internationally, the TRS segment operates in the majority of the offshore oil and gas markets and also in several onshore regions with operations in approximately 40 countries on six continents. In the U.S., the TRS segment provides services in the active onshore oil and gas drilling regions, including the Permian Basin, Eagle Ford Shale, Haynesville Shale, Marcellus Shale and Utica Shale, and in the U.S. Gulf of Mexico. Our customers are primarily large exploration and production companies, including international oil and gas companies, national oil and gas companies, major independents and other oilfield service companies.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following tables presents our revenue disaggregated by geography, based on the location where our services were provided and products sold (in thousands):

	Year Ended December 31, 2020
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$84,192	$34,318	$36,731	$155,241
International	185,519	19,350	30,248	235,117
Total Revenue	$269,711	$53,668	$66,979	$390,358

	Year Ended December 31, 2019
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$147,547	$63,087	$82,538	$293,172
International	252,780	11,600	22,368	286,748
Total Revenue	$400,327	$74,687	$104,906	$579,920

	Year Ended December 31, 2018
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$142,262	$66,017	$72,316	$280,595
International	218,783	6,286	16,829	241,898
Total Revenue	$361,045	$72,303	$89,145	$522,493

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue by geographic area was as follows (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
United States	$155,241	$293,172	$280,595
Europe/Middle East/Africa	101,693	155,278	127,968
Latin America	87,517	72,720	46,553
Asia Pacific	34,094	35,909	35,327
Other countries	11,813	22,841	32,050
Total Revenue	$390,358	$579,920	$522,493

    We are a Netherlands based company and we derive our revenue from services and product sales to clients primarily in the oil and gas industry. One customer accounted for 13% of our revenue for the year ended December 31, 2020. All three of our segments generated revenue from this customer. No single customer accounted for more than 10% of our revenue for the years ended December 31, 2019 and 2018.

    The revenue generated in the Netherlands was immaterial for the years ended December 31, 2020, 2019 and 2018. Other than the United States, no individual country represented more than 10% of our revenue for the years ended December 31, 2020, 2019 and 2018.

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

    Our chief operating decision maker (“CODM”) uses Adjusted EBITDA as the primary measure of segment reporting performance.

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    The following table presents a reconciliation of Segment Adjusted EBITDA to net loss (in thousands):

	Year Ended December 31,
	2020	2019	2018
Segment Adjusted EBITDA:
Tubular Running Services	$22,171	$85,601	$62,515
Tubulars	7,765	11,575	11,246
Cementing Equipment	10,780	14,089	8,617
Corporate (1)	(31,720)	(53,744)	(49,146)
Total	8,996	57,521	33,232
Goodwill impairment	(57,146)	(111,108)	—
Severance and other (charges) credits, net	(33,023)	(50,430)	310
Interest income, net	712	2,265	4,243
Income tax benefit (expense)	4,081	(23,794)	2,950
Depreciation and amortization	(70,169)	(92,800)	(111,292)
Gain (loss) on disposal of assets	1,424	(1,037)	1,309
Foreign currency loss	(211)	(2,233)	(5,675)
TRA related adjustments (2)	—	220	(1,359)
Charges and credits (3)	(10,884)	(13,933)	(14,451)
Net loss	$(156,220)	$(235,329)	$(90,733)

(1)    Includes certain expenses not attributable to a particular segment, such as costs related to support functions and corporate executives.
(2)    Please see Note 11—Related Party Transactions for further discussion.
(3)    Comprised of Equity-based compensation expense (2020: $11,010; 2019: $11,280; 2018: $10,621), Mergers and acquisition expense (2020: none; 2019: none; 2018: $58), Unrealized and realized gains (2020: $1,378; 2019: $228; 2018: $1,682), Investigation-related matters (2020: $1,868; 2019: $3,838; 2018: $5,454) and Other adjustments (2020: $616; 2019: $957; 2018: none).

FRANK’S INTERNATIONAL N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    The following table sets forth certain financial information with respect to our reportable segments (in thousands):

	Tubular Running Services	Tubulars	Cementing Equipment	Corporate	Total

Year Ended December 31, 2020
Revenue from external customers	$269,711	$53,668	$66,979	$—	$390,358
Operating income (loss)	(39,470)	3,223	(76,591)	(50,054)	(162,892)
Adjusted EBITDA	22,171	7,765	10,780	(31,720)	*
Depreciation and amortization	51,528	3,526	9,011	6,104	70,169
Purchases of property, plant and equipment and intangibles	16,049	3,132	6,327	2,965	28,473

Year Ended December 31, 2019
Revenue from external customers	$400,327	$74,687	$104,906	$—	$579,920
Operating income (loss)	(3,900)	7,344	(124,597)	(91,737)	(212,890)
Adjusted EBITDA	85,601	11,575	14,089	(53,744)	*
Depreciation and amortization	61,036	2,903	16,130	12,731	92,800
Purchases of property, plant and equipment and intangibles	16,086	2,859	16,374	1,623	36,942

Year Ended December 31, 2018
Revenue from external customers	$361,045	$72,303	$89,145	$—	$522,493
Operating loss	(16,886)	7,616	(9,313)	(74,298)	(92,881)
Adjusted EBITDA	62,515	11,246	8,617	(49,146)	*
Depreciation and amortization	80,009	3,371	16,324	11,588	111,292
Purchases of property, plant and equipment and intangibles	7,824	1,838	7,583	39,226	56,471

    * Non-GAAP financial measure not disclosed.

    The CODM does not review total assets by segment as part of their review of segment results. The following table presents property, plant and equipment (“PP&E”) by segment.

	December 31,
	2020	2019
Long-Lived Assets (PP&E)
Tubular Running Services	$90,955	$132,626
Tubulars	14,782	15,162
Cementing Equipment	23,441	34,184
Corporate and shared assets	143,529	146,460
Total	$272,707	$328,432

	December 31,
	2020	2019
Long-Lived Assets (PP&E)
United States	$162,032	$207,227
International	110,675	121,205
	$272,707	$328,432

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

Note 20—Quarterly Financial Data (Unaudited)

    Summarized quarterly financial data for the years ended December 31, 2020 and 2019 is set forth below (in thousands, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2020
Revenue	$123,492	$86,101	$84,417	$96,348	$390,358
Gross profit (loss) (1)	12,622	809	(616)	1,252	14,067
Operating loss (2)	(94,208)	(27,286)	(23,746)	(17,652)	(162,892)
Net loss	(85,978)	(34,245)	(27,791)	(8,206)	(156,220)
Loss per common share: (4)
Basic and diluted	$(0.38)	$(0.15)	$(0.12)	$(0.04)	$(0.69)

2019
Revenue	$144,408	$155,654	$140,417	$139,441	$579,920
Gross profit (1)	19,102	25,062	20,825	16,357	81,346
Operating loss (3)	(20,294)	(12,514)	(14,803)	(165,279)	(212,890)
Net loss	(28,287)	(15,160)	(23,789)	(168,093)	(235,329)
Loss per common share: (4)
Basic and diluted	$(0.13)	$(0.07)	$(0.11)	$(0.75)	$(1.05)

(1)Gross profit is defined as total revenue less cost of revenue less depreciation and amortization attributed to cost of revenue.
(2)First quarter 2020 includes a goodwill impairment charge of $57.1 million, fixed asset impairment charges of $15.5 million and intangible asset impairments of $4.7 million. Please see Note 1—Basis of Presentation and Significant Accounting Policies and Note 17—Severance and Other Charges (Credits), net for additional details.
(3)Fourth quarter 2019 includes a goodwill impairment charge of $111.1 million, fixed asset impairment charges of $28.8 million, inventory impairments of $4.2 million and intangible asset impairments of $3.3 million. Please see Note 1—Basis of Presentation and Significant Accounting Policies and Note 17—Severance and Other Charges (Credits), net for additional details.
(4)The sum of the individual quarterly income (losses) per share amounts may not agree with year-to-date net income (loss) per common share as each quarterly computation is based on the weighted average number of common shares outstanding during that period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020, at the reasonable assurance level.

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

Attestation Report of the Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Control Over Financial Reporting

    There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

    None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2020.

Item 11.  Executive Compensation

Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2020.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2020.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2020.

Item 14.  Principal Accounting Fees and Services

Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

    (a)(1)    Financial Statements

    Our Consolidated Financial Statements are included under Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. For a listing of these statements and accompanying footnotes, see “Index to Consolidated Financial Statements” at page 61.

    (a)(2)    Financial Statement Schedules

    Schedule II - Valuation and Qualifying Accounts

    Financial statement schedules are listed on page 110. Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in Item 8, “Financial Statements and Supplementary Data” or notes thereto.

    (a)(3)    Exhibits

    The following exhibits are filed or furnished with this Report or incorporated by reference:

3.1
Deed of Amendment to Articles of Association of Frank’s International N.V., dated May 19, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 25, 2017).

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 25, 2020).
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

†10.14
Indemnification Agreement dated June 13, 2018, by and between Frank’s International N.V. and Steven Russell (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 8, 2018).

†10.15
Indemnification Agreement dated June 18, 2018, by and between Frank’s International N.V. and Nigel Lakey (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 8, 2018).

†10.16
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

†10.18
Indemnification Agreement dated May 29, 2019, by and between Frank’s International N.V. and Melissa Cougle (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 6, 2019).

*†10.19	Indemnification Agreement dated June 10, 2020, by and between Frank’s International N.V. and Erich L. Mosing.
*†10.20	Indemnification Agreement dated June 10, 2020, by and between Frank’s International N.V. and L. Don Miller.
†10.21
Employment Offer Letter for Michael C. Kearney effective as of September 26, 2017 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File no. 001-36053), filed on November 2, 2017).

†10.22
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

†10.24
Employment Offer Letter for Nigel Lakey dated November 7, 2019 and effective as of November 17, 2019 (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 25, 2020).

†10.25
Employment Offer Letter for John Symington dated May 30, 2018 and effective as of June 25, 2018 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 25, 2019).

†10.26
Employment Offer Letter for Melissa Cougle dated May 20, 2019 and effective as of May 29, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 6, 2019).

†10.27	Frank’s International N.V. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (File No. 333-190607), filed on August 13, 2013).
†10.28	Frank’s International N.V. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (File No. 333-190607), filed on August 13, 2013).
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

†10.31
Third Amendment to Frank’s International N.V. Employee Stock Purchase Plan effective as of January 1, 2016 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 5, 2015).

†10.32
Fourth Amendment to Frank’s International N.V. Employee Stock Purchase Plan effective as of November 1, 2018 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 6, 2018).

†10.33
Frank’s International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Time Vested Form) (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 29, 2016).

†10.34
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

†10.38
Frank’s International N.V. 2013 Long-Term Incentive Plan Employee Restricted Stock Unit Agreement (Performance Based Form) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 8, 2018).

†10.39
Frank’s International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (2018 Time Vested Form) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 6, 2018).

†10.40
Frank’s International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (2018 Performance Based Form) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on November 6, 2018).

†10.41
Frank’s International N.V. Executive Change-in-Control Severance Plan, dated May 20, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 27, 2015).

†10.42
Frank’s International N.V. Executive Amended and Restated U.S. Executive Change-in-Control Severance Plan, dated January 21, 2019 (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 25, 2019).

†10.43
Form of Frank’s International N.V. Executive Change-in-Control Severance Plan Participation Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 5, 2015).

†10.44
Frank’s International N.V. U.S. Executive Retention and Severance Plan, dated January 21, 2019 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 25, 2019).

†10.45
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

10.47
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

10.49
Registration Rights Agreement, dated as of November 1, 2016, among Frank’s International N.V., the Bain Capital Investors and certain other investors named therein (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 (File No. 333-214509), filed on November 8, 2016).

10.50
Global Transaction Agreement, dated July 22, 2013, by and among Frank’s International N.V. and Mosing Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1/A (File No. 333-188536), filed on July 24, 2013).

10.51
Amendment No. 10 to the Limited Partnership Agreement of Frank’s International C.V., effective as of December 1, 2017 (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 27, 2018).

†10.52
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
*101.1
The following materials from Frank’s International N.V.’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†    Represents management contract or compensatory plan or arrangement.
*    Filed herewith.
**    Furnished herewith.

Item 16. Form 10-K Summary

    None.

FRANK’S INTERNATIONAL N.V.
Schedule II - Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Period	Additions / Charged to Expense	Deductions	Other	Balance at End of Period

Year Ended December 31, 2020
Allowance for credit losses	$5,129	$1,506	$(2,802)	$24	$3,857
Allowance for excess and obsolete inventory	18,772	—	(1,635)	(234)	16,903
Allowance for deferred tax assets	130,010	38,164	—	—	168,174

Year Ended December 31, 2019
Allowance for credit losses	$3,925	$2,047	$(843)	$—	$5,129
Allowance for excess and obsolete inventory	22,624	1,677	(5,839)	310	18,772
Allowance for deferred tax assets	84,972	45,038	—	—	130,010

Year Ended December 31, 2018
Allowance for credit losses	$4,777	$348	$(1,200)	$—	$3,925
Allowance for excess and obsolete inventory	21,584	1,800	(760)	—	22,624
Allowance for deferred tax assets	60,524	24,448	—	—	84,972

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		By:	Frank’s International N.V.
(Registrant)

Date:	March 1, 2021	By:	/s/ Melissa Cougle
Melissa Cougle
Chief Financial Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2021.

Signature	Title

/s/ Michael C. Kearney	Chairman, President and Chief Executive Officer
Michael C. Kearney	(Principal Executive Officer)

/s/ Melissa Cougle	Senior Vice President and Chief Financial Officer
Melissa Cougle	(Principal Financial and Accounting Officer)

/s/ Michael E. McMahon	Supervisory Lead Director
Michael E. McMahon

/s/ Robert W. Drummond	Supervisory Director
Robert W. Drummond

/s/ L. Don Miller	Supervisory Director
L. Don Miller

/s/ D. Keith Mosing	Supervisory Director
D. Keith Mosing

/s/ Erich L. Mosing	Supervisory Director
Erich L. Mosing

/s/ Kirkland D. Mosing	Supervisory Director
Kirkland D. Mosing

/s/ Melanie M. Trent	Supervisory Director
Melanie M. Trent

/s/ Alexander Vriesendorp	Supervisory Director
Alexander Vriesendorp