Form 10-Q
period 2021-03-31
FRANK'S INTERNATIONAL N.V.
filed 2021-05-04
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
OR
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
Yes ☐ No ☑
As of April 29, 2021, there were 227,712,419 shares of common stock, €0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2021	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$191,339	$209,575
Restricted cash	1,656	1,672
Short-term investments	2,252	2,252
Accounts receivables, net	116,581	110,607
Inventories, net	94,738	81,718
Assets held for sale	3,681	2,939
Other current assets	8,416	7,744
Total current assets	418,663	416,507

Property, plant and equipment, net	255,401	272,707
Goodwill	42,785	42,785
Intangible assets, net	11,062	7,897
Deferred tax assets, net	16,482	18,030
Operating lease right-of-use assets	27,972	28,116
Other assets	30,907	30,859
Total assets	$803,272	$816,901

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$107,085	$99,986
Current portion of operating lease liabilities	8,066	7,832
Deferred revenue	640	586
Other current liabilities	960	1,674
Total current liabilities	116,751	110,078

Deferred tax liabilities	—	1,548
Non-current operating lease liabilities	20,766	21,208
Other non-current liabilities	25,257	22,818
Total liabilities	162,774	155,652

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, €0.01 par value, 798,096,000 shares authorized, 230,761,910 and 228,806,301 shares issued and 227,712,419 and 226,324,559 shares outstanding	2,890	2,866
Additional paid-in capital	1,091,028	1,087,733
Accumulated deficit	(401,232)	(377,346)
Accumulated other comprehensive loss	(30,250)	(31,966)
Treasury stock (at cost), 3,049,491 and 2,481,742 shares	(21,938)	(20,038)
Total stockholders’ equity	640,498	661,249
Total liabilities and equity	$803,272	$816,901
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Services	$81,523	$105,083
Products	13,288	18,409
Total revenue	94,811	123,492

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization
Services	63,935	79,380
Products	10,914	13,988
General and administrative expenses	16,447	26,683
Depreciation and amortization	16,107	19,718
Goodwill impairment	—	57,146
Severance and other charges, net	7,376	20,725
(Gain) loss on disposal of assets	(182)	60
Operating loss	(19,786)	(94,208)

Other income (expense):
Other income, net	125	2,026
Interest income (expense), net	(287)	533
Foreign currency loss	(2,868)	(9,892)
Total other expense	(3,030)	(7,333)

Loss before income taxes	(22,816)	(101,541)
Income tax expense (benefit)	1,070	(15,563)
Net loss	$(23,886)	$(85,978)

Loss per common share:
Basic and diluted	$(0.11)	$(0.38)

Weighted average common shares outstanding:
Basic and diluted	227,019	225,505
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Net loss	$(23,886)	$(85,978)
Other comprehensive income:
Foreign currency translation adjustments	1,716	424
Total other comprehensive income	1,716	424
Comprehensive loss	$(22,170)	$(85,554)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2020
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Stock	Equity
Balances at December 31, 2019	225,511	$2,846	$1,075,809	$(220,805)	$(30,298)	$(17,258)	$810,294
Cumulative effect of accounting change	—	—	—	(321)	—	—	(321)
Net loss	—	—	—	(85,978)	—	—	(85,978)
Foreign currency translation adjustments	—	—	—	—	424	—	424
Equity-based compensation expense	—	—	2,146	—	—	—	2,146
Common shares issued upon vesting of share-based awards	937	10	(10)	—	—	—	—
Common shares issued for employee stock purchase plan	126	1	551	—	—	—	552
Treasury shares withheld	(293)	—	—	—	—	(1,056)	(1,056)
Share repurchase program	(373)	—	—	—	—	(1,017)	(1,017)
Balances at March 31, 2020	225,908	$2,857	$1,078,496	$(307,104)	$(29,874)	$(19,331)	$725,044

	Three Months Ended March 31, 2021
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Stock	Equity
Balances at December 31, 2020	226,325	$2,866	$1,087,733	$(377,346)	$(31,966)	$(20,038)	$661,249
Net loss	—	—	—	(23,886)	—	—	(23,886)
Foreign currency translation adjustments	—	—	—	—	1,716	—	1,716
Equity-based compensation expense	—	—	2,872	—	—	—	2,872
Common shares issued upon vesting of share-based awards	1,717	21	(21)	—	—	—	—
Common shares issued for employee stock purchase plan	238	3	444	—	—	—	447
Treasury shares withheld	(568)	—	—	—	—	(1,900)	(1,900)
Balances at March 31, 2021	227,712	$2,890	$1,091,028	$(401,232)	$(30,250)	$(21,938)	$640,498
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(23,886)	$(85,978)
Adjustments to reconcile net loss to cash from operating activities
Depreciation and amortization	16,107	19,718
Equity-based compensation expense	2,872	2,146
Goodwill impairment	—	57,146
Loss on asset impairments and retirements	307	20,187
Amortization of deferred financing costs	97	97
Deferred tax provision (benefit)	—	(1,690)
Provision for bad debts	209	1,280
(Gain) loss on disposal of assets	(182)	60
Changes in fair value of investments	(395)	2,411
Other	—	(381)
Changes in operating assets and liabilities
Accounts receivable	(6,806)	(16,129)
Inventories	(12,463)	(1,855)
Other current assets	(675)	(814)
Other assets	267	139
Accounts payable and accrued liabilities	9,192	(14,860)
Deferred revenue	53	67
Other non-current liabilities	(178)	(3,796)
Net cash used in operating activities	(15,481)	(22,252)

Cash flows from investing activities
Purchases of property, plant and equipment	(2,346)	(9,968)
Proceeds from sale of assets	2,073	70
Investment in intellectual property	(1,608)	—
Other	(75)	(141)
Net cash used in investing activities	(1,956)	(10,039)

Cash flows from financing activities
Repayments of borrowings	(712)	—
Treasury shares withheld for taxes	(1,900)	(1,056)
Treasury share repurchase	—	(1,017)
Proceeds from the issuance of ESPP shares	447	552
Net cash used in financing activities	(2,165)	(1,521)
Effect of exchange rate changes on cash	1,350	9,327
Net decrease in cash, cash equivalents and restricted cash	(18,252)	(24,485)
Cash, cash equivalents and restricted cash at beginning of period	211,247	196,740
Cash, cash equivalents and restricted cash at end of period	$192,995	$172,255
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Nature of Business

Frank’s International N.V. (“FINV”, “Frank's” or the “Company”, as the context requires), a limited liability company organized under the laws of the Netherlands, is a global provider of highly engineered tubular services, tubular fabrication and specialty well construction and well intervention solutions to the oil and gas industry. FINV provides services and products to leading exploration and production companies in both offshore and onshore environments with a focus on complex and technically demanding wells.

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

Pending Merger with Expro Group Holdings International Limited

On March 10, 2021, FINV and New Eagle Holdings Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of FINV (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Expro Group Holdings International Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Expro”), pursuant to which Expro will merge with and into Merger Sub, with Merger Sub surviving the merger as a direct, wholly owned subsidiary of FINV (the “Merger”). If the Merger is completed, each ordinary share of Expro common stock, par value $0.01 per share (“Expro Ordinary Shares”), issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”), will be converted into the right to receive a number of shares of Frank’s common stock equal to 7.2720 (subject to certain adjustments under the Merger Agreement, the “Exchange Ratio”). Upon consummation of the transactions contemplated by the Merger Agreement and the Plan of Merger (as defined in the Merger Agreement) (collectively, the “Transactions”), FINV expects that its current shareholders will own approximately 35% of the Company after completion of the Merger and related transactions (such entity, the “Combined Company”), and current Expro shareholders will own approximately 65% of the Combined Company. Following the Merger, the name of FINV will be changed to “Expro Group Holdings N.V.” The closing of the Transactions, which is expected to occur during the third quarter of 2021, is subject to the satisfaction or waiver of closing conditions, including, among others, the requisite approval of the shareholders of each of FINV and Expro pursuant to the terms of the Merger Agreement.

The Merger Agreement contains termination rights for each of FINV and Expro, including, among others, a termination right for each party if the consummation of the Merger does not occur on or before 5:00 p.m. Houston, Texas time on October 31, 2021 (the “End Date”), subject to certain exceptions; provided, that if as of the End Date, all of the conditions precedent to closing of the Transactions under the Merger Agreement, other than certain specified conditions, have been satisfied, the End Date will automatically be extended to January 31, 2022. Upon termination of the Merger Agreement under specified circumstances, including, generally, the termination by Expro in the event of FINV's entry into an agreement with respect to an alternative acquisition proposal, or a change of recommendation by the FINV board of supervisory directors and the board of managing directors of FINV (collectively, the “Board”) in each case, prior to the time the FINV shareholder approval is obtained, FINV would be required to pay Expro a termination fee of $37.5 million. Upon termination of the Merger Agreement under specified circumstances, including, generally, the termination by FINV in the event of Expro’s entry into an agreement with respect to an alternative acquisition proposal, or a change of recommendation by Expro’s board of directors (the “Expro Board”), in each case, prior to the time the Expro shareholder approval is obtained, Expro would be required to pay FINV a termination fee of $71.5 million.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In connection with the Merger Agreement, FINV, Frank’s International C.V. (“FICV”) and Mosing Holdings, LLC (“Mosing Holdings”) entered into an Amended and Restated Tax Receivable Agreement (the “A&R TRA”). Pursuant to the A&R TRA, FINV, FICV and Mosing Holdings have agreed, among other things to settle the early termination payment obligation that would otherwise be owed to Mosing Holdings under the TRA as a result of the Merger by the payment by FINV to Mosing Holdings of (i) $15 million cash at the closing of the Transactions and (ii) certain other contingent payments in the future in the event the Combined Company realizes cash tax savings from tax attributes covered under the TRA during the ten year period following the Closing Date in excess of $18,057,000, as more fully described in the A&R TRA. The terms of the A&R TRA are conditioned upon and subject to the closing of the Transactions and the payment to Mosing Holdings of the $15 million cash payment at the closing of the Transactions. If such conditions do not occur, the A&R TRA will be terminated and will be null and void and the TRA will remain in effect in accordance with its terms.

Basis of Presentation

The condensed consolidated financial statements of FINV for the three months ended March 31, 2021 and 2020 include the activities of FINV, FICV, Blackhawk Group Holdings, LLC (“Blackhawk”) and their wholly owned subsidiaries (either individually or together, as context requires, the “Company,” “we,” “us” or “our”). All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

Our accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. The consolidated balance sheet at December 31, 2020 is derived from audited financial statements. However, certain information and footnote disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020, which are included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021 (“Annual Report”). In the opinion of management, these condensed consolidated financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments that were necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Note 2—Cash, Cash Equivalents and Restricted Cash

    Amounts reported in the condensed consolidated balance sheets and condensed consolidated statements of cash flows as cash, cash equivalents and restricted cash at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$191,339	$209,575
Restricted cash	1,656	1,672
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$192,995	$211,247

Restricted cash primarily consists of cash deposits that collateralize our credit card program. Cash paid (received) for income taxes, net, was $2.5 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.

Note 3—Accounts Receivable, net

    Accounts receivable at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Trade accounts receivable, net of allowance for credit losses of $4,112 and $3,857, respectively	$67,171	$65,684
Unbilled receivables	29,923	26,215
Taxes receivable	15,392	14,292
Affiliated (1)	549	549
Other receivables	3,546	3,867
Total accounts receivable, net	$116,581	$110,607

(1)Amounts represent expenditures on behalf of non-consolidated affiliates.

Note 4—Inventories, net

    Inventories at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Pipe and connectors, net of allowance of $16,561 and $16,819, respectively	$32,690	$22,642
Finished goods, net of allowance of $84 and $84, respectively	20,999	22,715
Work in progress	1,954	1,730
Raw materials, components and supplies	39,095	34,631
Total inventories, net	$94,738	$81,718

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5—Property, Plant and Equipment

    The following is a summary of property, plant and equipment at March 31, 2021 and December 31, 2020 (in thousands):

	Estimated Useful Lives in Years	March 31, 2021	December 31, 2020
Land	—	$31,080	$30,869
Land improvements	8-15	7,688	7,620
Buildings and improvements	13-39	118,592	121,105
Rental machinery and equipment	2-7	906,117	897,398
Machinery and equipment - other	7	54,869	54,842
Furniture, fixtures and computers	3-5	19,756	16,928
Automobiles and other vehicles	5	25,894	25,948
Leasehold improvements	7-15, or lease term if shorter	12,754	12,773
Construction in progress - machinery and equipment	—	12,412	24,381
		1,189,162	1,191,864
Less: Accumulated depreciation		(933,761)	(919,157)
Total property, plant and equipment, net		$255,401	$272,707

    During the three months ended March 31, 2020, we recorded fixed asset impairment charges of $15.5 million primarily associated with construction in progress in our Cementing Equipment segment, which is included in severance and other charges, net on our condensed consolidated statements of operations. During the first quarter of 2020, the results of the Company's test for impairment of goodwill in the Cementing Equipment segment as a result of negative market indicators was a triggering event that indicated that our long-lived tangible assets in this segment were impaired. Impairment testing performed in the first quarter of 2020 resulted in the determination that certain long-lived assets were not recoverable and that the estimated fair value was below the carrying value. Please see Note 15—Severance and Other Charges, net for additional details. No impairments associated with held for use assets were recognized during the three months ended March 31, 2021.

During the first quarter of 2021, a building with a net book value of $1.9 million was sold, resulting in a gain of $0.2 million. In addition, a building with a net book value of $2.6 million met the criteria to be classified as held for sale and was reclassified from property, plant and equipment to assets held for sale on our condensed consolidated balance sheet.

    The following table presents the depreciation and amortization expense associated with each line item for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Services	$14,472	$17,263
Products	138	239
General and administrative expenses	1,497	2,216
Total	$16,107	$19,718

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

    As a result of the decline in oil prices due to the ongoing COVID-19 pandemic and the Organization of Petroleum Exporting Countries (“OPEC”) and Russia price war in early 2020, we identified that it was more likely than not that the fair value of goodwill within our Cementing Equipment reporting unit was less than its carrying value. Based on the result of our goodwill impairment test as of March 31, 2020, we recorded a $57.1 million impairment charge to goodwill, which is included in goodwill impairment on the condensed consolidated statements of operations.

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

    No goodwill impairment was recorded during the three months ended March 31, 2021. At March 31, 2021, goodwill is allocated to our reportable segments as follows: Cementing Equipment - approximately $24.1 million; Tubular Running Services - approximately $18.7 million.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    The following table provides information related to our intangible assets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer Relationships	$28,300	$(26,917)	$1,383	$28,300	$(26,324)	$1,976
Intellectual Property	18,136	(8,457)	9,679	13,860	(7,939)	5,921
Total intangible assets	$46,436	$(35,374)	$11,062	$42,160	$(34,263)	$7,897

Our intangible assets are primarily associated with our Cementing Equipment and Tubular Running Services segments. Amortization expense for intangible assets was $1.1 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively. During the first quarter of 2020, the results of the Company's test for impairment of goodwill in the Cementing Equipment segment as a result of the negative market indicators described above was a triggering event that indicated that our intangible assets in this segment were impaired. Impairment testing performed in the first quarter resulted in the determination that certain intangible assets were not recoverable and that the estimated fair value was below the carrying value. As a result, during the three months ended March 31, 2020, impairment charges of $4.7 million were recorded associated with certain customer relationships and intellectual property intangible assets in our Cementing Equipment segment, which are included in severance and other charges, net on the condensed consolidated statements of operations. No intangible asset impairment was recorded during the three months ended March 31, 2021. Please see Note 15—Severance and Other Charges, net for additional details.

Note 7—Other Assets

    Other assets at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Cash surrender value of life insurance policies (1)	$26,586	$26,167
Deposits	2,023	2,182
Other	2,298	2,510
Total other assets	$30,907	$30,859

(1)See Note 10—Fair Value Measurements for additional information.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8—Accounts Payable and Accrued Liabilities

    Accounts payable and accrued liabilities at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accounts payable	$30,999	$22,277
Accrued compensation	22,884	23,212
Accrued property and other taxes	13,294	14,420
Accrued severance and other charges	97	2,666
Income taxes	14,364	16,029
Affiliated (1)	2,238	2,513
Accrued purchase orders and other	23,209	18,869
Total accounts payable and accrued liabilities	$107,085	$99,986

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

As of March 31, 2021, FINV had no borrowings outstanding under the ABL Credit Facility, letters of credit outstanding of $10.3 million and availability of $23.5 million.

In connection with the closing of the Merger, Frank’s expects that the Combined Company will enter into a new revolving credit facility and terminate or otherwise replace the existing Frank’s and Expro credit facilities.

Note 10—Fair Value Measurements

We follow fair value measurement authoritative accounting guidance for measuring fair values of assets and liabilities in financial statements. We have consistently used the same valuation techniques for all periods presented. Please see Note 9—Fair Value Measurements in our Annual Report for further discussion.

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2021 and December 31, 2020, were as follows (in thousands):

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2021
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$26,586	$—	$26,586
Marketable securities - other	2	—	—	2
Liabilities:
Deferred compensation plan	—	20,125	—	20,125

December 31, 2020
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$26,167	$—	$26,167
Marketable securities - other	3	—	—	3
Liabilities:
Deferred compensation plan	—	20,271	—	20,271

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Note 11—Related Party Transactions

    We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease facilities from these affiliated companies. Rent expense associated with our related party leases was $0.7 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, $3.1 million of our operating lease right-of-use assets and $4.5 million of our lease liabilities were associated with related party leases.
Tax Receivable Agreement and Amended & Restated Tax Receivable Agreement

    Mosing Holdings converted all of its shares of our Series A convertible preferred stock into shares of our common stock on August 26, 2016, in connection with its delivery to FINV of all of its interests in FICV (the “Conversion”). As a result of an election under Section 754 of the Internal Revenue Code made by FICV, the Conversion resulted in an adjustment to the tax basis of the tangible and intangible assets of FICV with respect to the portion of FICV transferred to FINV by Mosing Holdings. These adjustments are solely allocable to FINV. The adjustments to the tax basis of the tangible and intangible assets of FICV described above would not have been available absent the Conversion. The basis adjustments may reduce the amount of tax that FINV would otherwise be required to pay in the future. These basis adjustments may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

    The tax receivable agreement (the “TRA”) that we entered into with FICV and Mosing Holdings in connection with our initial public offering (“IPO”) generally provides for the payment by FINV to Mosing Holdings of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (or are deemed to realize in certain circumstances) in periods after our IPO as a result of (i) tax basis increases resulting from the Conversion and (ii) imputed interest deemed to be paid by FINV as a result of, and additional tax basis arising from, payments under the TRA. We will retain the benefit of the remaining 15% of these cash savings, if any. Payments FINV makes under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. The payments under the TRA will not be conditioned upon a holder of rights under the TRA having a continued ownership interest in FINV.

    The estimation of the amount and timing of payments under the TRA is by its nature imprecise. For purposes of the TRA, cash savings in tax generally are calculated by comparing FINV’s actual tax liability to the amount FINV would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRA. The

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
amounts payable, as well as the timing of any payments, under the TRA are dependent upon significant future events and assumptions, including the amount and timing of the taxable income FINV generates in the future. As of March 31, 2021, FINV has had a cumulative loss over the prior 36-month period. Based on this history of losses, as well as uncertainty regarding the timing and amount of future taxable income, we are no longer able to conclude that there will be future cash savings that will lead to additional payouts under the TRA. Additional TRA liability may be recognized in the future based on changes in expectations regarding the timing and likelihood of future cash savings.

    The payment obligations under the TRA are FINV’s obligations and are not obligations of FICV. The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless FINV elects to exercise its right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control), and FINV makes the termination payment specified by the TRA, or FINV otherwise settles its obligations under the TRA. If FINV elects to terminate the TRA early, which it may do in its sole discretion (or if it terminates early as a result of our breach), it would be required to make a substantial, immediate lump-sum payment equal to the present value of the hypothetical future payments that could be required to be paid under the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits), determined by applying a discount rate equal to the long-term Treasury rate in effect on the applicable date plus 300 basis points. Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on March 31, 2021, the estimated termination payment would be approximately $70.0 million (calculated using a discount rate of 4.15%). The foregoing number is merely an estimate and the actual payment could differ materially.

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

In connection with the Merger Agreement, FINV, FICV and Mosing Holdings entered into the A&R TRA, pursuant to which FINV, FICV and Mosing Holdings have agreed, among other things, to settle the early termination payment obligation that would otherwise be owed to Mosing Holdings under the TRA as a result of the Merger by the payment by FINV to Mosing Holdings of (i) $15 million cash at the closing of the Transactions and (ii) certain other contingent payments in the future in the event the Combined Company realizes cash tax savings from tax attributes covered under the TRA during the ten year period following the Closing Date (as defined in the Merger Agreement) in excess of $18,057,000, as more fully described in the A&R TRA. The terms of the A&R TRA are conditioned upon and subject to the closing of the Transactions and the payment to Mosing Holdings of the $15 million cash payment at the closing of the Transactions. If such conditions do not occur, the A&R TRA will be terminated and will be null and void, and the TRA will remain in effect in accordance with its terms. Please see Note 1—Basis of Presentation in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional details regarding the Merger, the Merger Agreement and the Transactions.

Note 12—Loss Per Common Share

    Basic loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is determined by dividing net loss by the weighted average number of common shares outstanding, assuming all potentially dilutive shares were issued. We apply the

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
treasury stock method to determine the dilutive weighted average common shares represented by unvested restricted stock units and employee stock purchase plan (“ESPP”) shares.

    The following table summarizes the basic and diluted loss per share calculations (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Numerator
Net loss	$(23,886)	$(85,978)
Denominator
Basic and diluted weighted average common shares (1)	227,019	225,505
Loss per common share:
Basic and diluted	$(0.11)	$(0.38)

(1)	Approximate number of unvested restricted stock units and stock to be issued pursuant to the ESPP that have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive when results from operations are at a net loss position.	2,252	2,015

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

    Our effective tax rate was (4.7)% and 15.3% for the three months ended March 31, 2021 and 2020, respectively. The quarterly variance in effective tax rates is primarily due to the beneficial impact in the prior year period from the five-year net operating loss carryback provision included in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as well as a change in the geographical mix of income. We are subject to tax in many U.S. and non-U.S. jurisdictions. In many non-U.S. jurisdictions we are taxed on bases such as deemed profits or withholding taxes based on revenue. Consequently, the level of correlation between our pre-tax income and our income tax provision varies from period to period.

    We are under audit by certain non-U.S. jurisdictions for the years 2008 - 2019. We do not expect the results of these audits to have any material effect on our financial statements.

    As of March 31, 2021, there were no significant changes to our uncertain tax positions as reported in our audited financial statements for the year ended December 31, 2020.

Note 14—Commitments and Contingencies

    We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of March 31, 2021 and December 31, 2020. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

    We are conducting an internal investigation of the operations of certain of our foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), our policies and other

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Note 15—Severance and Other Charges, net

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

Our severance and other charges, net are summarized below (in thousands):

	Three Months Ended March 31,
	2021	2020
Severance and other costs	$265	$538
Mergers and acquisition expense	6,804	—
Fixed asset impairments and retirements	171	15,479
Inventory write-offs	136	—
Intangible asset impairments	—	4,708
	$7,376	$20,725

Severance and other costs: We incurred costs due to a continued effort to adjust our cost base, including reducing our workforce to meet the depressed demand in the industry.

Mergers and acquisition expense: During the three months ended March 31, 2021, we incurred $6.8 million of costs, primarily related to legal and consulting services, associated with the pending merger with Expro.

Fixed asset impairments and retirements: During the three months ended March 31, 2020, we recognized $15.5 million primarily associated with construction in progress in our Cementing Equipment segment. During the three months ended March 31, 2021, we recognized a $0.2 million impairment associated our with construction in progress in our Tubular Running Services segment. Please see Note 5—Property, Plant and Equipment for additional details.

Inventory write-offs: During the three months ended March 31, 2021, certain inventories in our Tubular Running Services segment were determined to have costs that exceeded their net realizable values, resulting in a charge of $0.1 million.

Intangible asset impairments: During the three months ended March 31, 2020, we identified certain intangible assets where the carrying value exceeded the fair value in the Cementing Equipment segment, resulting in an

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
impairment charge of $4.7 million. No impairment was recorded during the three months ended March 31, 2021. Please see Note 6—Goodwill and Intangible Assets for additional details.

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables presents our revenue disaggregated by geography, based on the location where our services were provided and products sold (in thousands):

	Three Months Ended March 31, 2021
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$18,367	$7,993	$9,345	$35,705
International	47,918	3,676	7,512	59,106
Total Revenue	$66,285	$11,669	$16,857	$94,811

	Three Months Ended March 31, 2020
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$30,169	$9,797	$13,531	$53,497
International	59,328	2,745	7,922	69,995
Total Revenue	$89,497	$12,542	$21,453	$123,492

    Revenue by geographic area were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
United States	$35,705	$53,497
Europe/Middle East/Africa	28,254	35,434
Latin America	21,934	20,925
Asia Pacific	7,653	9,569
Other countries	1,265	4,067
Total Revenue	$94,811	$123,492

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

FRANK’S INTERNATIONAL N.V.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The following table presents a reconciliation of Segment Adjusted EBITDA to net loss (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Segment Adjusted EBITDA:
Tubular Running Services	$8,128	$13,305
Tubulars	639	1,396
Cementing Equipment	4,795	2,544
Corporate (1)	(6,909)	(10,186)
	6,653	7,059
Goodwill impairment	—	(57,146)
Severance and other charges, net	(7,376)	(20,725)
Interest income (expense), net	(287)	533
Depreciation and amortization	(16,107)	(19,718)
Income tax (expense) benefit	(1,070)	15,563
Gain (loss) on disposal of assets	182	(60)
Foreign currency loss	(2,868)	(9,892)
Charges and credits (2)	(3,013)	(1,592)
Net loss	$(23,886)	$(85,978)

(1)    Includes certain expenses not attributable to a particular segment, such as costs related to support functions and corporate executives.
(2)    Comprised of Equity-based compensation expense (for the three months ended March 31, 2021 and 2020: $2,872 and $2,146, respectively), Unrealized and realized gains (losses) (for the three months ended March 31, 2021 and 2020: $(99) and $1,704, respectively) and Investigation-related matters (for the three months ended March 31, 2021 and 2020: $42 and $1,150, respectively).

    The following tables set forth certain financial information with respect to our reportable segments (in thousands):

	Tubular Running Services	Tubulars	Cementing Equipment	Corporate	Total
Three Months Ended March 31, 2021
Revenue from external customers	$66,285	$11,669	$16,857	$—	$94,811
Operating income (loss)	(5,452)	(875)	1,993	(15,452)	(19,786)
Adjusted EBITDA	8,128	639	4,795	(6,909)	*

Three Months Ended March 31, 2020
Revenue from external customers	$89,497	$12,542	$21,453	$—	$123,492
Operating income (loss)	(1,315)	651	(77,498)	(16,046)	(94,208)
Adjusted EBITDA	13,305	1,396	2,544	(10,186)	*

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
•The merger with Expro Group Holdings International Limited (“Expro”), (the “Merger”);
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
•policy or regulatory changes domestically in the United States;

•risks and conditions that apply to Expro, which may be different from risks that apply to us;
•unforeseen consequences of the Merger;
•failure to complete the Merger or changes in the expected timing of the completion of the Merger;
•completion of the Merger following unforeseen changes in circumstance;
•uncertainty with respect to integration and realization of expected cost synergies following completion of the Merger; and
•litigation risk associated with the Merger.

    These and other important factors that could affect our operating results and performance are described in (1) “Risk Factors” in Part II, Item 1A of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and elsewhere within this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021 (our “Annual Report”), (3) our other reports and filings we make with the SEC from time to time and (4) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section.

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

Merger Agreement with Expro

On March 10, 2021, FINV and Merger Sub, a direct wholly owned subsidiary of FINV, entered into the Merger Agreement with Expro, pursuant to which Expro will merge with and into Merger Sub, with Merger Sub surviving the merger as a direct, wholly owned subsidiary of FINV. If the Merger is completed, each of the Expro Ordinary Shares, issued and outstanding immediately prior to the Effective Time, will be converted into the right to receive a number of shares of Frank’s common stock equal to the Exchange Ratio. Upon consummation of the transactions contemplated by the Merger Agreement and the Plan of Merger (as defined in the Merger Agreement), FINV expects that its current shareholders will own approximately 35% of the Combined Company after the completion of the Merger and related transactions, and current Expro shareholders will own approximately 65% of the Combined Company. Following the Merger, the name of FINV will be changed to “Expro Group Holdings N.V.” The closing of the Transactions, which is expected to occur during the third quarter of 2021, is subject to the satisfaction or waiver of closing conditions, including, among others, the requisite approval of the shareholders of each of FINV and Expro pursuant to the terms of the Merger Agreement.

In connection with the Merger Agreement, FINV, FICV and Mosing Holdings have entered into an Amended and Restated Tax Receivable Agreement (the “A&R TRA”), that amends and restates the TRA. See Note 1—Basis of Presentation in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the Merger Agreement and the A&R TRA.

Outlook

As we look toward recovery from the COVID-19 pandemic and balancing of OPEC-driven oversupply, we believe there may be a slow but steady drawdown of supply stockpiles over the next 18 months, driven by increasing demand as lockdown measures loosen with vaccine rollouts.

In the short term, uncertainty around further lockdowns may temper continued activity improvement. However, current indicators are supportive of improved market conditions for the remainder of 2021 as compared to the same period in 2020. We expect that crude oil demand and associated customer activity will continue to ramp up in the mid to long term toward pre-pandemic levels. However, we remain vigilant to the uncertainty that OPEC-controlled supply and U.S. activity levels can have on the market.

While the Gulf of Mexico is expected to remain relatively flat through 2022, operators will continue to look to Frank’s digital and automated technologies to drive operational efficiencies with reduced personnel. Our recent successes in bolstering our market share in the Gulf of Mexico with digital and automated technology that removes personnel from the rig site sets a blueprint for duplicating this success in international offshore markets.

We anticipate our U.S. land business will continue to improve through at least 2022, supported by recent commercialization of performance drilling technologies and digital solutions that increase operation efficiency. In international markets, we expect offshore markets to see continued moderate growth in line with market trends.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Net loss	$(23,886)	$(85,978)
Goodwill impairment	—	57,146
Severance and other charges, net	7,376	20,725
Interest (income) expense, net	287	(533)
Depreciation and amortization	16,107	19,718
Income tax expense (benefit)	1,070	(15,563)
(Gain) loss on disposal of assets	(182)	60
Foreign currency loss	2,868	9,892
Charges and credits (1)	3,013	1,592
Adjusted EBITDA	$6,653	$7,059
Adjusted EBITDA margin	7.0%	5.7%

(1)    Comprised of Equity-based compensation expense (for the three months ended March 31, 2021 and 2020: $2,872 and $2,146, respectively), Unrealized and realized (gains) losses (for the three months ended March 31, 2021 and 2020: $99 and $(1,704), respectively), and Investigation-related matters (for the three months ended March 31, 2021 and 2020: $42 and $1,150, respectively).

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

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2021	2020
	(Unaudited)
Revenue:
Services	$81,523	$105,083
Products	13,288	18,409
Total revenue	94,811	123,492

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization
Services	63,935	79,380
Products	10,914	13,988
General and administrative expenses	16,447	26,683
Depreciation and amortization	16,107	19,718
Goodwill impairment	—	57,146
Severance and other charges, net	7,376	20,725
(Gain) loss on disposal of assets	(182)	60
Operating loss	(19,786)	(94,208)

Other income (expense):
Other income, net	125	2,026
Interest income (expense), net	(287)	533
Foreign currency loss	(2,868)	(9,892)
Total other expense	(3,030)	(7,333)

Loss before income taxes	(22,816)	(101,541)
Income tax expense (benefit)	1,070	(15,563)
Net loss	$(23,886)	$(85,978)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenue. Revenue from external customers, excluding intersegment sales, for the three months ended March 31, 2021 decreased by $28.7 million, or 23.2%, to $94.8 million from $123.5 million for the three months ended March 31, 2020. Revenue decreased across all segments due to the COVID-19 pandemic and the sharp decline in oil prices. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

Cost of revenue, exclusive of depreciation and amortization. Cost of revenue for the three months ended March 31, 2021 decreased by $18.6 million, or 19.9%, to $74.8 million from $93.4 million for the three months ended March 31, 2020. The decrease was driven by lower activity levels and mix of work in the TRS, Tubulars and CE segments.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2021 decreased by $10.3 million, or 38.6%, to $16.4 million from $26.7 million for the three months ended March 31, 2020 due to the restructuring and cost cutting measures we implemented during 2020.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2021 decreased by $3.6 million, or 18.3%, to $16.1 million from $19.7 million for the three months ended March 31, 2020, as a result of a lower depreciable base and less intangible asset amortization.

Goodwill impairment. There was no goodwill impairment charge during the three months ended March 31, 2021. We recognized a goodwill impairment of $57.1 million during the three months ended March 31, 2020. See Note 6—Goodwill and Intangible Assets in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Severance and other charges, net. Severance and other charges, net for the three months ended March 31, 2021 decreased by $13.3 million to $7.4 million from $20.7 million for the three months ended March 31, 2020. Severance and other charges, net for the three months ended March 31, 2020 was unfavorably impacted by fixed asset impairment charges of $15.5 million and intangible asset impairments of $4.7 million, primarily driven by COVID-19-related activity disruptions and customer spending cuts in response to falling oil prices. Severance and other charges, net for the three months ended March 31, 2021 includes $6.8 million of mergers and acquisition costs associated with the pending merger with Expro. See Note 15—Severance and Other Charges, net in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Foreign currency loss. Foreign currency loss for the three months ended March 31, 2021 decreased by $7.0 million, to $2.9 million compared to $9.9 million for the three months ended March 31, 2020. The change in foreign currency results year-over-year was primarily driven by reduced strengthening of the U.S. dollar in the current period as compared to the prior year period.

Income tax expense (benefit). Income tax expense for the three months ended March 31, 2021 changed by $16.7 million to an expense of $1.1 million from a benefit of $15.6 million for the three months ended March 31, 2020. The variance in effective tax rates compared to the same period last year is due to the beneficial impact in the prior year period from the 5-year net operating loss carryback provision included in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) as well as a change in the geographical mix of income.

Operating Segment Results

    The following table presents revenue and Adjusted EBITDA by segment (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Tubular Running Services	$66,285	$89,497
Tubulars	11,669	12,542
Cementing Equipment	16,857	21,453
Total	$94,811	$123,492

Segment Adjusted EBITDA (1):
Tubular Running Services	$8,128	$13,305
Tubulars	639	1,396
Cementing Equipment	4,795	2,544
Corporate (2)	(6,909)	(10,186)
	$6,653	$7,059

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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Tubular Running Services

Revenue for the TRS segment was $66.3 million for the three months ended March 31, 2021, a decrease of $23.2 million, or 25.9%, compared to $89.5 million for the same period in 2020. The decrease was driven by customer spending cuts in most offshore markets and the U.S. land market.

Adjusted EBITDA for the TRS segment was $8.1 million for the three months ended March 31, 2021, a decrease of $5.2 million, or 39.1%, compared to $13.3 million for the same period in 2020. Segment results were negatively impacted by activity declines across most offshore markets and the U.S. land market.

Tubulars

Revenue for the Tubulars segment was $11.7 million for the three months ended March 31, 2021, a decrease of $0.8 million, or 6.4%, compared to $12.5 million for the same period in 2020, primarily as a result of lower drilling tools activity and lower tubular sales during the current period.

Adjusted EBITDA for the Tubulars segment was $0.6 million for the three months ended March 31, 2021, a decrease of $0.8 million, or 57.1%, compared to $1.4 million for the same period in 2020. A decrease in high margin drilling tools activity and lower tubular sales impacted the current period.

Cementing Equipment

Revenue for the CE segment was $16.9 million for the three months ended March 31, 2021, a decrease of $4.6 million, or 21.4%, compared to $21.5 million for the same period in 2020, driven by lower drilling activity and product sales in the U.S.

Adjusted EBITDA for the CE segment was $4.8 million for the three months ended March 31, 2021, an increase of $2.3 million, or 92.0%, compared to $2.5 million for the same period in 2020, primarily due to cost cutting measures that more than offset lower revenue.

Corporate

Adjusted EBITDA for Corporate was a loss of $6.9 million for the three months ended March 31, 2021, an improvement of $3.3 million, or 32.4%, compared to a loss of $10.2 million for the same period in 2020, primarily due to lower costs as a result of restructuring and cost cutting measures.

Liquidity and Capital Resources

Liquidity

    At March 31, 2021, we had cash and cash equivalents and and short-term investments of $193.6 million and no debt. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements. The COVID-19 pandemic has significantly reduced economic activity levels across the globe, which has resulted in lower demand for oil and natural gas, as well as for our services and products. The reduced demand for our services and products has had, and may continue to have, a material adverse impact on our business, results of operations and financial condition. In consideration of these risks, we are undertaking additional measures to protect liquidity. These measures include increased focus on collection of receivables, enhanced customer credit review, special measures to reduce risks of high-cost inventory items, and enhanced cash reporting requirements.

Our Board has authorized a program to repurchase our common stock from time to time. Approximately $38,502,322 remained authorized for repurchases as of March 31, 2021; subject to the limitation set in our shareholder authorization for repurchases of our common stock, which is currently 10% of the common stock outstanding as of April 30, 2020. From the inception of this program in February 2020 to date, we repurchased 570,044 shares of our common stock for a total cost of approximately $1.5 million. This program was suspended during the second quarter of 2020 due to the impacts of COVID-19 and commodity price declines and will be revisited when market conditions stabilize sufficiently to provide greater clarity to anticipated business results. We expect that following the Merger, the board of directors of the Combined Company will reevaluate this program.

    Our total capital expenditures are estimated to be approximately $25.0 million in 2021, of which we expect approximately 90% will be used for the purchase and manufacture of equipment and 10% for other property, plant and equipment. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions and timing of deliveries. During the three months ended March 31, 2021 and 2020, cash expenditures related to property, plant and equipment were $2.3 million and $10.0 million, respectively, all of which were funded from internally generated funds. We believe our cash on hand should be sufficient to fund our capital expenditure and liquidity requirements for the remainder of 2021. We expect that following the Merger, the board of directors of the Combined Company will reevaluate our capital expenditures plan.

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

As of March 31, 2021, FINV had no borrowings outstanding under the ABL Credit Facility, letters of credit outstanding of $10.3 million and availability of $23.5 million. At this time, due to our expected ability to fund our capital expenditure and liquidity requirements from cash on hand, we do not anticipate a need to borrow under the ABL Credit Facility during the remainder of 2021. Further, we do not believe that an FCCR Trigger Event will occur in the remainder of 2021.

In connection with the closing of the Merger, Frank’s expects that the Combined Company will enter into a new revolving credit facility and terminate or otherwise replace the existing Frank’s and Expro credit facilities.

Tax Receivable Agreement and Amended & Restated Tax Receivable Agreement

We entered into the TRA with FICV and Mosing Holdings in connection with our IPO. The TRA generally provides for the payment by FINV to Mosing Holdings of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that FINV actually realizes (or is deemed to realize in certain circumstances) in periods after our IPO as a result of (i) tax basis increases resulting from the Conversion and (ii) imputed interest deemed to be paid by FINV as a result of, and additional tax basis arising from, payments under the TRA. We will retain the benefit of the remaining 15% of these cash savings, if any. Payments FINV makes under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. The payments under the TRA will not be conditioned upon a holder of rights under the TRA having a continued ownership interest in FINV. As of April 29, 2021, based on the best information available to us, the Mosing family collectively owns approximately 47% of our common shares.

The payment obligations under the TRA are FINV’s obligations and are not obligations of FICV. The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless FINV elects to exercise its right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control), and FINV makes the termination payment specified by the TRA or FINV otherwise settles its obligations under the TRA.

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

In certain circumstances, FINV may be required to make payments under the TRA that it has entered into with Mosing Holdings. In most circumstances, these payments will be associated with the actual cash savings that FINV recognizes from tax benefits resulting from the Conversion, which would reduce the actual tax benefit to FINV. If FINV was to elect to exercise its sole right to terminate the TRA early or enter into certain change of control transactions, FINV may incur payment obligations prior to the time it actually incurs any tax benefit. In those circumstances, FINV would need to pay the amounts out of cash on hand, finance the payments or refrain from incurring the obligation (including by not entering into a change of control transaction). Though we do not have any present intention of incurring an advance payment under the TRA (other than as described below with respect to the
A&R TRA), based on our current liquidity and our expected ability to access debt and equity financing, we believe FINV would be able to make such a payment if necessary. Any such payment could reduce our cash on hand and our borrowing availability, however, which would also reduce the amount of cash available to operate our business, to fund capital expenditures and to be paid as dividends to our stockholders, among other things.

In connection with the Merger Agreement, FINV, FICV and Mosing Holdings have entered into the A&R TRA. Pursuant to the A&R TRA, FINV, FICV and Mosing Holdings have agreed, among other things to settle the early termination payment obligation that would otherwise be owed to Mosing Holdings under the TRA as a result of the Merger by the payment by FINV to Mosing Holdings of (i) $15 million cash at the closing of the Transactions and (ii) certain other contingent payments in the future in the event the Combined Company realizes cash tax savings from tax attributes covered under the TRA during the ten year period following the Closing Date in excess of $18,057,000, as more fully described in the A&R TRA. The terms of the A&R TRA are conditioned upon and subject to the closing of the Transactions and the payment to Mosing Holdings of the $15 million cash payment at the closing of the Transactions. If such conditions do not occur, the A&R TRA will be terminated and will be null and void, and the TRA will remain in effect in accordance with its terms. Please see Note 11—Related Party Transactions in the Notes to Unaudited Condensed Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

Cash flows from our operations, investing and financing activities are summarized below (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Operating activities	$(15,481)	$(22,252)
Investing activities	(1,956)	(10,039)
Financing activities	(2,165)	(1,521)
	(19,602)	(33,812)
Effect of exchange rate changes on cash	1,350	9,327
Net decrease in cash, cash equivalents and restricted cash	$(18,252)	$(24,485)

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

Operating Activities

Cash flow used in operating activities was $15.5 million for the three months ended March 31, 2021 compared to $22.3 million for the same period in 2020. The change in cash flow from operating activities of $6.8 million was primarily a result of favorable changes in accounts receivable of $9.3 million and accounts payable and accrued liabilities of $24.1 million, partially offset by unfavorable changes in inventories of $10.6 million.

Investing Activities

Cash flow used in investing activities was $2.0 million for the three months ended March 31, 2021 compared to $10.0 million in the same period in 2020, a year-over-year decrease of $8.0 million, primarily due to a $7.6 million decrease in the purchases of property, plant, equipment.

Financing Activities

Cash flow used in financing activities was $2.2 million for the three months ended March 31, 2021 compared to $1.5 million in the same period in 2020. The increase in cash flow used in financing activities of $0.7 million was due to increased treasury shares withheld for employee taxes of $0.8 million and increased repayment of borrowings of $0.7 million, partially offset by repurchases under our publicly announced share repurchase program of $1.0 million during the three months ended March 31, 2020 that did not reoccur during 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report. Our exposure to market risk has not changed materially since December 31, 2020.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

    As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.

(b)    Change in Internal Control Over Financial Reporting.

Except as described below, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the period covered by this quarterly report.

During the first quarter of 2021, the Company implemented a new enterprise resource planning (“ERP”) system. In connection with this ERP system, we have updated our internal controls over financial reporting to accommodate modifications to our business processes and accounting procedures. As with all new information systems, this ERP system and the related internal controls over financial reporting will require testing for effectiveness. We do not believe that the transition to this ERP system will have an adverse effect on our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

    We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of March 31, 2021 and December 31, 2020. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows. Please see Note 14—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Risk Factors Relating to the Merger

The Exchange Ratio will not be adjusted in the event of any change in the stock price of Frank’s.

At the Effective Time, each Expro Ordinary Share outstanding immediately prior to the Effective Time, other than shares owned by Expro, Frank’s, Merger Sub or any subsidiary of Frank’s (but including, for the avoidance of doubt, any such shares held by any wholly-owned subsidiary of Expro), will be converted into the right to receive a number of shares of our common stock equal to the Exchange Ratio. The Exchange Ratio will not be adjusted for changes in the market price of our common stock between the date of signing the Merger Agreement and completion of the Merger. Changes in the price of our common stock prior to the Merger will affect the value of our common stock that Expro shareholders will receive on the date of the Merger. Stock price changes may result from a variety of factors (many of which are out of our control), including the following:

•changes in the respective businesses, operations and prospects of Frank’s and Expro;
•changes in market assessments of the business, operations and prospects of Frank’s and Expro;
•investor behavior and strategies, including market assessments of the likelihood that the Merger will be completed;
•interest rates, general market and economic conditions and other factors generally affecting the price of our common stock; and

•legislation, governmental regulation and legal developments in the businesses in which Frank’s and Expro operate.

The price of our common stock on the Closing Date may vary from its price on the date the Merger Agreement was executed, on the date of the proxy statement/prospectus and on the date of the 2021 annual general meeting of our shareholders (the “Annual Meeting”). As a result, the value represented by the Exchange Ratio will also vary, and you will not know or be able to calculate at the time of the Annual Meeting the market value of the merger consideration Expro shareholders will receive upon completion of the Merger.

In addition, the Merger might not be completed until a significant period of time has passed after the Annual Meeting. Because the Exchange Ratio will not be adjusted to reflect any changes in the market value of our common stock, the market value of the our common stock issued in connection with the Merger may be higher or lower than the value of those shares on earlier dates. Stock price changes may result from, among other things, changes in the business, operations or prospects of Frank’s and Expro prior to or following the Merger, litigation or regulatory considerations, general business, market, industry or economic conditions and other factors both within and beyond the control of Frank’s. Neither Frank’s nor Expro is permitted to terminate the Merger Agreement solely because of changes in the market price or value of either company’s equity securities.

Current Frank’s shareholders will have a reduced ownership and voting interest in the Combined Company after the Merger, and such reduced ownership could have negative Dutch tax consequences.

Frank’s will issue approximately 426,146,247 shares of our common stock to Expro shareholders in the Merger. As a result of these issuances, Expro shareholders are expected to hold up to approximately 65% of the Combined Company’s outstanding common stock immediately following completion of the Merger.

Frank’s shareholders currently have the right to vote for its directors and on other matters affecting Frank’s. Each Frank’s shareholder will remain a shareholder of Frank’s with a percentage ownership of the Combined Company that will be smaller than the shareholder’s percentage of Frank’s prior to the Merger. As a result of these reduced ownership percentages, Frank’s shareholders will have less voting power in the Combined Company than they now have with respect to Frank’s.

As a result of the Merger, the interest held by current Frank’s shareholders in the Combined Company could fall below certain thresholds relevant for Dutch tax purposes, such as the threshold relevant in respect of the Dutch substantial interest rules, which could give rise to Dutch taxes on income and capital gains. In addition, the Merger will impact the average paid-in capital of Frank’s common stock held by current Frank’s shareholders as recognized for purposes of Dutch dividend withholding tax, which may have tax consequences in relation to future liquidation proceeds of redemption of Frank’s common stock or proceeds of repurchases of Frank’s common stock derived by current Frank’s shareholders. For further information, see the “Material Dutch Tax Consequences” section of the Registration Statement on Form S-4 filed with the SEC on April 26, 2021. Each Frank’s shareholder should seek tax advice from his own tax advisors about the potential tax consequences to it of holding and disposing of shares of our common stock (some of which could be material) following the merger.

The Merger is subject to conditions, including certain conditions that may not be satisfied, or completed on a timely basis, if at all.

The Merger is subject to a number of conditions beyond the control of Frank’s and Expro that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these conditions will be satisfied. Any delay in completing the Merger could cause the Combined Company not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected time frame.

Failure to complete the Merger could negatively impact the future business and financial results of Frank’s.

Neither Frank’s nor Expro can make any assurances that it will be able to satisfy all of the conditions to the Merger or succeed in any litigation brought in connection with the Merger. If the Merger is not completed, the financial results of Frank’s may be adversely affected and Frank’s will be subject to several risks, including but not limited to:

•Frank’s being required to pay Expro a termination fee of $37.5 million or Expro being required to pay Frank’s a termination fee of $71.5 million, in each case under certain circumstances provided in the Merger Agreement;
•payment of costs relating to the Merger, such as legal, accounting, financial advisor and printing fees, regardless of whether the Merger is completed;
•the focus of our management team on the Merger instead of the pursuit of other opportunities that could have been beneficial to Frank’s; and
•the potential occurrence of litigation related to any failure to complete the Merger.

In addition, if the Merger is not completed, Frank’s may experience negative reactions from the financial markets and from its customers and employees. If the Merger is not completed, Frank’s cannot assure its shareholders that these risks will not materialize and will not materially and adversely affect the business, financial results of Frank’s or the stock price of our common stock.

The Merger Agreement contains provisions that limit each party’s ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of either Frank’s or Expro from making a favorable alternative transaction proposal and, in specified circumstances, could require either party to pay a termination fee to the other party.

The Merger Agreement contains “non-solicitation” provisions that, subject to limited exceptions, restrict Frank’s or Expro’s ability to, among other things, directly or indirectly initiate, solicit, knowingly encourage or knowingly facilitate or take any action designed to lead to the inquiry, making, or submission of a proposal competing with the transactions contemplated by the Merger Agreement. In addition, while each of the Frank’s Board and the Expro Board has the ability, in certain circumstances, to change its recommendation of the transaction to its shareholders, neither party can terminate the Merger Agreement to accept an alternative proposal, and the other party generally has an opportunity to modify the terms of the Merger and Merger Agreement in response to any alternative proposals that may be made before such board of directors may withdraw or modify its recommendation. Moreover, in certain circumstances, Frank’s or Expro may be required to pay up to $5.5 million of the other party’s expenses, respectively, or a termination fee of $37.5 million or $71.5 million, respectively.

These provisions could discourage a potential third party that might have an interest in acquiring all or a significant portion of Frank’s or Expro from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger. In addition, these provisions might result in a potential third party acquirer proposing to pay a lower price to the shareholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and either Frank’s or Expro determines to seek another business combination, it may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Members of Frank’s management and the Frank’s Board have interests in the Transactions that are different from, or in addition to, those of other Frank’s shareholders.

In considering whether to approve the Transactions, holders of our common stock should recognize that members of Frank’s management and the Frank’s Board have interests in the Transactions that differ from, or are in addition to, their interests as shareholders of Frank’s.

Frank’s and Expro may be unable to obtain the regulatory clearances and approvals required to complete the Merger or, in order to do so, Frank’s and Expro may be required to comply with material restrictions or conditions.

Consummation of the Merger is subject to obtaining approval under certain antitrust and foreign investment laws. Regulatory entities may impose certain requirements or obligations as conditions for their approval or in connection with their review. The Merger Agreement may require Frank’s or Expro to accept conditions from these regulators that could adversely impact the Combined Company without either of them having the right to refuse to close the Merger on the basis of those regulatory conditions. Neither Frank’s nor Expro can provide any assurance that they will obtain the necessary clearances or approvals, or that any required conditions will not have a material adverse effect on the Combined Company following the Merger or result in the abandonment of the Merger.

Additionally, even after completion of the Merger, governmental authorities could seek to challenge the Merger. Frank’s or Expro may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.

The pendency of the Merger could adversely affect the business and operations of Frank’s.

In connection with the pending Merger, some customers or vendors of Frank’s may delay or defer decisions, which could negatively affect the revenues, earnings, cash flows and expenses of Frank’s, regardless of whether the Merger is completed. Similarly, current and prospective employees of Frank’s may experience uncertainty about their future roles with the Combined Company following the Merger, which may materially adversely affect the ability of Frank’s to attract, retain and motivate key personnel during the pendency of the Merger and which may materially adversely divert attention from the daily activities of Frank’s existing employees.

In addition, due to operating covenants in the Merger Agreement, Frank’s may be unable, during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial to Frank’s. Further, the process of seeking to accomplish the Merger could also divert the focus of management of Frank’s from pursuing other opportunities that could be beneficial to it, without realizing any of the benefits which might have resulted had the Merger been completed.

The COVID-19 outbreak may adversely affect Frank’s and Expro’s ability to timely consummate the Merger.

COVID-19 and the various precautionary measures attempting to limit its spread taken by many governmental authorities worldwide has had a severe effect on global markets and the global economy. The extent to which the COVID-19 pandemic impacts Frank’s and Expro’s respective business operations will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to new information which may emerge concerning the severity of COVID-19 and the nature and extent of governmental actions taken to contain it or treat its impact, the availability of effective treatments and vaccines, the ultimate duration of the pandemic, and how quickly and to what extent normal economic and operating conditions can resume. COVID-19 and official actions in response to it have made it more challenging for Frank’s, Expro and relevant third parties to adequately staff their respective businesses and operations, and may cause delay in the companies’ ability to obtain the relevant approvals for the consummation of the Merger.

The Merger may be completed even though material adverse changes subsequent to the announcement of the Merger, such as industry-wide changes or other events, may occur.

In general, either party can refuse to complete the Merger if there is a material adverse change affecting the other party. However, some types of changes do not permit either party to refuse to complete the Merger, even if such changes would have a material adverse effect on either of the parties. For example, a worsening of Frank’s or Expro’s financial condition or results of operations due to a decrease in commodity prices or general economic conditions would not give the other party the right to refuse to complete the Merger. If adverse changes occur that affect either party but the parties are still required to complete the Merger, Frank’s share price, business and financial results after the Merger may suffer.

The opinion obtained by Frank’s Board from Moelis does not and will not reflect changes in circumstances after the date of such opinion.

On March 10, 2021, Moelis & Company LLC (“Moelis”), Frank’s financial advisor in connection with the Merger, delivered an opinion to Frank’s Board as to the fairness, as of the date of the opinion and subject to the assumptions made, procedures followed, matters considered and other limitations set forth in the opinion, of the Exchange Ratio in the Merger to Frank’s. Changes in the operations and prospects of Frank’s or Expro, general market and economic conditions and other factors that may be beyond the control of Frank’s or Expro, and on which the opinion of Moelis was based, may alter the value of Frank’s or Expro or the price of our common stock by the time the Merger is completed. Frank’s has not obtained, and does not expect to request, an updated opinion from Moelis. Moelis’s opinion does not speak to the time when the Merger will be completed or to any date other than the date of such opinion. As a result, the opinion does not and will not address the fairness, from a financial point of view, of the Exchange Ratio at the time the Merger is completed or at any time other than March 10, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    Following is a summary of our repurchases of our common stock during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
January 1 - January 31	—	$—	—	$38,502,322
February 1 - February 28	—	$—	—	$38,502,322
March 1 - March 31	—	$—	—	$38,502,322
Total	—	$—	—

(1)This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. The Company administers cashless settlements and does not repurchase stock in connection with cashless settlements.
(2)Our Board has authorized a program to repurchase our common stock from time to time. Approximately $38,502,322 remained authorized for repurchases as of March 31, 2021; subject to the limitation set in our shareholder authorization for repurchases of our common stock, which is currently 10% of the common stock outstanding as of April 30, 2020. From the inception of this program in February 2020 to date, we repurchased 570,044 shares of our common stock for a total cost of approximately $1.5 million. This program was suspended during the second quarter of 2020.

Item 6. Exhibits

    The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of March 10, 2021, by and among Frank’s International N.V., New Eagle Holdings Limited and Expro Group Holdings International Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36053), filed on March 10, 2021).

3.1
Deed of Amendment to Articles of Association of Frank’s International N.V., dated May 19, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 25, 2017).

4.1
Registration Rights Agreement, dated as of March 10, 2021, by and among Frank’s International N.V. and the shareholders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36053), filed on March 10, 2021).

4.2
Amendment to Registration Rights Agreement, dated as of March 10, 2021, by and among Frank’s International N.V. and the shareholders party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-36053), filed on March 10, 2021).

10.1	Form of Voting and Support Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on March 10, 2021).
10.2	Form of Director Nomination Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36053), filed on March 10, 2021).
10.3
Amended and Restated Tax Receivable Agreement, dated as of March 10, 2021, by and among Frank’s International N.V., Frank’s International C.V. and Mosing Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36053), filed on March 10, 2021).

†10.4	Amended and Restated Employment Offer Letter for Michael C. Kearney, effective as of March 10, 2021.
†10.5	First Amendment to the Frank’s International N.V. Amended and Restated U.S. Executive Change-in-Control Severance Plan.
†10.6	Amendment to Frank’s International N.V. Employee Restricted Stock Unit (RSU) Agreement (2013 Long-Term Incentive Plan).
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.1
The following materials from Frank’s International N.V.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

FRANK’S INTERNATIONAL N.V.

Date:	May 4, 2021	By:	/s/ Melissa Cougle
Melissa Cougle
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)