Form 10-Q
period 2021-06-30
FRANK'S INTERNATIONAL N.V.
filed 2021-08-06
CIK 1575828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

As of July 29, 2021, there were 228,397,296 shares of common stock, €0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2021	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$188,581	$209,575
Restricted cash	1,776	1,672
Short-term investments	2,026	2,252
Accounts receivables, net	127,931	110,607
Inventories, net	94,680	81,718
Assets held for sale	3,025	2,939
Other current assets	6,415	7,744
Total current assets	424,434	416,507
Property, plant and equipment, net	244,457	272,707
Goodwill	42,785	42,785
Intangible assets, net	9,909	7,897
Deferred tax assets, net	16,482	18,030
Operating lease right-of-use assets	26,356	28,116
Other assets	31,081	30,859
Total assets	$795,504	$816,901

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$111,031	$99,986
Current portion of operating lease liabilities	7,625	7,832
Deferred revenue	585	586
Other current liabilities	241	1,674
Total current liabilities	119,482	110,078
Deferred tax liabilities	—	1,548
Non-current operating lease liabilities	19,645	21,208
Other non-current liabilities	25,235	22,818
Total liabilities	164,362	155,652

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, €0.01 par value, 798,096,000 shares authorized, 231,246,958 and 228,806,301 shares issued and 228,188,566 and 226,324,559 shares outstanding	2,896	2,866
Additional paid-in capital	1,094,447	1,087,733
Accumulated deficit	(413,849)	(377,346)
Accumulated other comprehensive loss	(30,384)	(31,966)
Treasury stock (at cost), 3,058,392 and 2,481,742 shares	(21,968)	(20,038)
Total stockholders’ equity	631,142	661,249
Total liabilities and equity	$795,504	$816,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Services	$90,520	$74,583	$172,043	$179,666
Products	17,321	11,518	30,609	29,927
Total revenue	107,841	86,101	202,652	209,593

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization
Services	68,619	61,051	132,554	140,431
Products	14,408	8,286	25,322	22,274
General and administrative expenses	16,427	22,286	32,874	48,969
Depreciation and amortization	15,332	17,252	31,439	36,970
Goodwill impairment	—	—	—	57,146
Severance and other charges, net	3,399	5,162	10,775	25,887
Gain on disposal of assets	(1,479)	(650)	(1,661)	(590)
Operating loss	(8,865)	(27,286)	(28,651)	(121,494)

Other income (expense):
Other income, net	404	156	529	2,182
Interest income (expense), net	(101)	178	(388)	711
Foreign currency gain (loss)	2,718	1,693	(150)	(8,199)
Total other income (expense)	3,021	2,027	(9)	(5,306)
Loss before income taxes	(5,844)	(25,259)	(28,660)	(126,800)
Income tax expense (benefit)	6,773	8,986	7,843	(6,577)
Net loss	$(12,617)	$(34,245)	$(36,503)	$(120,223)

Loss per common share:
Basic and diluted	$(0.06)	$(0.15)	$(0.16)	$(0.53)

Weighted average common shares outstanding:
Basic and diluted	228,013	225,853	227,519	225,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net loss	$(12,617)	$(34,245)	$(36,503)	$(120,223)
Other comprehensive income (loss):
Foreign currency translation adjustments	(134)	(139)	1,583	285
Total other comprehensive income (loss)	(134)	(139)	1,583	285
Comprehensive loss	$(12,751)	$(34,384)	$(34,920)	$(119,938)

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

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2021
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Stock	Equity
Balances at December 31, 2020	226,325	$2,866	$1,087,733	$(377,346)	$(31,966)	$(20,038)	$661,249
Net loss	—	—	—	(23,886)	—	—	(23,886)
Foreign currency translation adjustments	—	—	—	—	1,716	—	1,716
Equity-based compensation expense	—	—	2,872	—	—	—	2,872
Common shares issued upon vesting of share-based awards	1,717	21	(21)	—	—	—	—
Common shares issued for employee stock purchase plan	238	3	444	—	—	—	447
Treasury shares withheld	(568)	—	—	—	—	(1,900)	(1,900)
Balances at March 31, 2021	227,712	$2,890	$1,091,028	$(401,232)	$(30,250)	$(21,938)	$640,498
Net loss	—	—	—	(12,617)	—	—	(12,617)
Foreign currency translation adjustments	—	—	—	—	(134)	—	(134)
Equity-based compensation expense	—	—	3,425	—	—	—	3,425
Common shares issued upon vesting of share-based awards	485	6	(6)	—	—	—	—
Treasury shares withheld	(9)	—	—	—	—	(30)	(30)
Balances at June 30, 2021	228,188	$2,896	$1,094,447	$(413,849)	$(30,384)	$(21,968)	$631,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRANK’S INTERNATIONAL N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(36,503)	$(120,223)
Adjustments to reconcile net loss to cash from operating activities
Depreciation and amortization	31,439	36,970
Equity-based compensation expense	6,297	5,661
Goodwill impairment	—	57,146
Loss on asset impairments and retirements	307	20,532
Amortization of deferred financing costs	194	194
Deferred tax provision (benefit)	—	(1,690)
Provision for (recovery of) bad debts	437	1,750
Gain on disposal of assets	(1,661)	(590)
Changes in fair value of investments	(1,012)	813
Other	—	(380)
Changes in operating assets and liabilities
Accounts receivable	(17,618)	24,465
Inventories	(12,863)	(4,539)
Other current assets	1,320	2,272
Other assets	672	390
Accounts payable and accrued liabilities	13,085	(15,187)
Deferred revenue	(2)	(226)
Other non-current liabilities	(152)	(3,212)
Net cash provided by (used in) operating activities	(16,060)	4,146

Cash flows from investing activities
Purchases of property, plant and equipment and intangibles	(4,517)	(20,259)
Proceeds from sale of assets	4,209	6,565
Proceeds from sale of investments	1,501	2,832
Purchase of investments	(1,294)	—
Investment in intellectual property	(1,608)	—
Other	(179)	(256)
Net cash used in investing activities	(1,888)	(11,118)

Cash flows from financing activities
Repayments of borrowings	(1,431)	—
Treasury shares withheld for taxes	(1,930)	(1,086)
Treasury share repurchase	—	(1,498)
Proceeds from the issuance of ESPP shares	447	552
Net cash used in financing activities	(2,914)	(2,032)
Effect of exchange rate changes on cash	(28)	6,543
Net decrease in cash, cash equivalents and restricted cash	(20,890)	(2,461)
Cash, cash equivalents and restricted cash at beginning of period	211,247	196,740
Cash, cash equivalents and restricted cash at end of period	$190,357	$194,279

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

The impact of the Coronavirus Disease 2019 (“COVID-19”) pandemic and related economic, business and market disruptions continue to evolve, and its future effects are uncertain. The continued impact of COVID-19 on our business will depend on many factors, many of which are beyond management's control and knowledge. It is therefore difficult for management to assess or predict with accuracy the broad future effects of this health crisis on the global economy, the energy industry or the Company. As additional information becomes available, events or circumstances change and strategic operational decisions are made by management, further adjustments may be required which could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

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

Basis of Presentation

The condensed consolidated financial statements of FINV for the three and six months ended June 30, 2021 and 2020 include the activities of FINV, FICV, Blackhawk Group Holdings, LLC (“Blackhawk”) and their wholly owned subsidiaries (either individually or together, as context requires, the “Company,” “we,” “us” or “our”). All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

Our accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. The consolidated balance sheet at December 31, 2020, is derived from audited financial statements. However, certain information and footnote disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020, which are included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021 (“Annual Report”). In the opinion of management, these condensed consolidated financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments that were necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year.

The condensed consolidated financial statements have been prepared on a historical cost basis using the United States dollar as the reporting currency. Our functional currency is primarily the United States dollar.

FRANK’S INTERNATIONAL N.V.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2—Cash, Cash Equivalents and Restricted Cash

Amounts reported in the condensed consolidated balance sheets and condensed consolidated statements of cash flows as cash, cash equivalents and restricted cash at  June 30, 2021, and  December 31, 2020, were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$188,581	$209,575
Restricted cash	1,776	1,672
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$190,357	$211,247

Restricted cash primarily consists of cash deposits that collateralize our credit card program. Cash paid for income taxes, net, was $2.6 million and $8.6 million for the six months ended June 30, 2021 and 2020, respectively.

Note 3—Accounts Receivable, net

Accounts receivable at June 30, 2021, and  December 31, 2020, were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Trade accounts receivable, net of allowance for credit losses of $4,333 and $3,857, respectively	$75,098	$65,684
Unbilled receivables	33,511	26,215
Taxes receivable	15,232	14,292
Affiliated (1)	549	549
Other receivables	3,541	3,867
Total accounts receivable, net	$127,931	$110,607

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates.

FRANK’S INTERNATIONAL N.V.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Inventories, net

Inventories at June 30, 2021, and  December 31, 2020, were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Pipe and connectors, net of allowance of $15,662 and $16,819, respectively	$28,851	$22,642
Finished goods, net of allowance of $84 and $84, respectively	18,997	22,715
Work in progress	1,891	1,730
Raw materials, components and supplies, net of allowance of $106 and none, respectively	44,941	34,631
Total inventories, net	$94,680	$81,718

The increase in inventories was driven by higher activity levels, particularly in the Western Hemisphere.

Note 5—Property, Plant and Equipment

The following is a summary of property, plant and equipment at June 30, 2021, and  December 31, 2020, (in thousands):

	Estimated
	Useful Lives	June 30,	December 31,
	in Years	2021	2020
Land	—	$31,148	$30,869
Land improvements	8 - 15	7,624	7,620
Buildings and improvements	13 - 39	118,864	121,105
Rental machinery and equipment	2 - 7	906,067	897,398
Machinery and equipment - other	7	55,282	54,842
Furniture, fixtures and computers	3 - 5	19,809	16,928
Automobiles and other vehicles	5	25,861	25,948
Leasehold improvements	7 - 15, or lease term if shorter	12,652	12,773
Construction in progress - machinery and equipment	—	11,866	24,381
		1,189,173	1,191,864
Less: Accumulated depreciation		(944,716)	(919,157)
Total property, plant and equipment, net		$244,457	$272,707

During the six months ended June 30, 2020, we recorded fixed asset impairment charges of $15.5 million primarily associated with construction in progress in our Cementing Equipment segment, which is included in severance and other charges, net on our condensed consolidated statements of operations. During the first quarter of 2020, the results of the Company's test for impairment of goodwill in the Cementing Equipment segment as a result of negative market indicators was a triggering event that indicated that our long-lived tangible assets in this segment were impaired. Impairment testing performed in the first quarter of 2020 resulted in the determination that certain long-lived assets were not recoverable and that the estimated fair value was below the carrying value. Please see Note 15—Severance and Other Charges, net for additional details. No impairments associated with held for use assets were recognized during the three and six months ended June 30, 2021.

FRANK’S INTERNATIONAL N.V.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2021, a building with a net book value of $1.9 million was sold, resulting in a gain of $0.2 million. In addition, a building with a net book value of $2.6 million met the criteria to be classified as held for sale and was reclassified from property, plant and equipment to assets held for sale on our condensed consolidated balance sheet. During the second quarter of 2021, we sold a building classified as held for sale for $1.8 million and recorded a gain of $1.3 million.

During the second quarter of 2020, we sold a building classified as held for sale for $5.4 million and recorded a gain of $0.6 million.

The following table presents the depreciation and amortization expense associated with each line item for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Services	$13,683	$15,771	$28,154	$33,034
Products	126	184	265	423
General and administrative expenses	1,523	1,297	3,020	3,513
Total	$15,332	$17,252	$31,439	$36,970

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

No goodwill impairment was recorded during the three and six months ended June 30, 2021. At June 30, 2021, goodwill is allocated to our reportable segments as follows: Cementing Equipment - approximately $24.1 million; Tubular Running Services - approximately $18.7 million.

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

The following table provides information related to our intangible assets as of June 30, 2021, and  December 31, 2020 (in thousands):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer Relationships	$28,300	$(27,509)	$791	$28,300	$(26,324)	$1,976
Intellectual Property	18,135	(9,017)	9,118	13,860	(7,939)	5,921
Total intangible assets	$46,435	$(36,526)	$9,909	$42,160	$(34,263)	$7,897

Our intangible assets are primarily associated with our Cementing Equipment and Tubular Running Services segments. Amortization expense for intangible assets was $1.2 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively and $2.3 million and $2.6 million for the six months ended June 30, 2021 and 2020, respectively. During the first quarter of 2020, the results of the Company's test for impairment of goodwill in the Cementing Equipment segment as a result of the negative market indicators described above was a triggering event that indicated that our intangible assets in this segment were impaired. Impairment testing performed in the first quarter resulted in the determination that certain intangible assets were not recoverable and that the estimated fair value was below the carrying value. As a result, during the six months ended June 30, 2020, impairment charges of $4.7 million were recorded associated with certain customer relationships and intellectual property intangible assets in our Cementing Equipment segment, which are included in severance and other charges, net on the condensed consolidated statements of operations. No intangible asset impairment were recorded during the three or six months ended  June 30, 2021. Please see Note 15—Severance and Other Charges, net for additional details.

Note 7—Other Assets

Other assets at June 30, 2021, and  December 31, 2020, consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Cash surrender value of life insurance policies (1)	$27,261	$26,167
Deposits	1,830	2,182
Other	1,990	2,510
Total other assets	$31,081	$30,859

(1)	See Note 10—Fair Value Measurements for additional information.

FRANK’S INTERNATIONAL N.V.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2021, and  December 31, 2020, consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accounts payable	$28,063	$22,277
Accrued compensation	21,846	23,212
Accrued property and other taxes	25,242	14,420
Accrued severance and other charges	766	2,666
Income taxes	6,800	16,029
Affiliated (1)	2,277	2,513
Accrued purchase orders and other	26,037	18,869
Total accounts payable and accrued liabilities	$111,031	$99,986

(1)	Represents amounts owed to non-consolidated affiliates.

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

As of  June 30, 2021, FINV had no borrowings outstanding under the ABL Credit Facility, letters of credit outstanding of $9.4 million and availability of $34.0 million.

In connection with the closing of the Merger, Frank’s expects that the Combined Company will enter into a new revolving credit facility and terminate or otherwise replace the existing Frank’s and Expro credit facilities.

FRANK’S INTERNATIONAL N.V.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Fair Value Measurements

We follow fair value measurement authoritative accounting guidance for measuring fair values of assets and liabilities in financial statements. We have consistently used the same valuation techniques for all periods presented. Please see Note 10—Fair Value Measurements in our Annual Report for further discussion.

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2021 and  December 31, 2020, were as follows (in thousands):

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2021
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$27,261	$—	$27,261
Marketable securities - other	2	—	—	2
Liabilities:
Deferred compensation plan	—	20,185	—	20,185
December 31, 2020
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$26,167	$—	$26,167
Marketable securities - other	3	—	—	3
Liabilities:
Deferred compensation plan	—	20,271	—	20,271

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

Note 11—Related Party Transactions

We have engaged in certain transactions with other companies related to us by common ownership. We have entered into various operating leases to lease facilities from these affiliated companies. Rent expense associated with our related party leases was $0.7 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively, and $1.4 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, $2.7 million of our operating lease right-of-use assets and $3.9 million of our lease liabilities were associated with related party leases.

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

The estimation of the amount and timing of payments under the TRA is by its nature imprecise. For purposes of the TRA, cash savings in tax generally are calculated by comparing FINV’s actual tax liability to the amount FINV would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRA. The amounts payable, as well as the timing of any payments, under the TRA are dependent upon significant future events and assumptions, including the amount and timing of the taxable income FINV generates in the future. As of June 30, 2021, FINV has had a cumulative loss over the prior 36-month period. Based on this history of losses, as well as uncertainty regarding the timing and amount of future taxable income, we are no longer able to conclude that there will be future cash savings that will lead to additional payouts under the TRA. Additional TRA liability may be recognized in the future based on changes in expectations regarding the timing and likelihood of future cash savings.

The payment obligations under the TRA are FINV’s obligations and are not obligations of FICV. The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless FINV elects to exercise its right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control), and FINV makes the termination payment specified by the TRA, or FINV otherwise settles its obligations under the TRA. If FINV elects to terminate the TRA early, which it may do in its sole discretion (or if it terminates early as a result of our breach), it would be required to make a substantial, immediate lump-sum payment equal to the present value of the hypothetical future payments that could be required to be paid under the TRA (based upon certain assumptions and deemed events set forth in the TRA, including the assumption that it has sufficient taxable income to fully utilize such benefits), determined by applying a discount rate equal to the long-term Treasury rate in effect on the applicable date plus 300 basis points. Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. In these situations, FINV’s obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, if the TRA were terminated on June 30, 2021, the estimated termination payment would be approximately $66.5 million (calculated using a discount rate of 5.0%). The foregoing number is merely an estimate and the actual payment could differ materially.

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

FRANK’S INTERNATIONAL N.V.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the basic and diluted loss per share calculations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator
Net loss	$(12,617)	$(34,245)	$(36,503)	$(120,223)
Denominator
Basic and diluted weighted average common shares (1)	228,013	225,853	227,519	225,855
Loss per common share:
Basic and diluted	$(0.06)	$(0.15)	$(0.16)	$(0.53)
(1) Approximate number of unvested restricted stock units and stock to be issued pursuant to the ESPP that have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive when results from operations are at a net loss position.	1,329	707	1,688	955

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

Our effective tax rate was (115.9)% and (35.6)% for the three months ended June 30, 2021 and 2020, respectively and (27.4)% and 5.2% for six months ended June 30, 2021 and 2020, respectively. The quarterly sequential variance in effective tax rates is due to a change in the geographical mix of income. The year over year variance in effective tax rates is primarily due to the beneficial impact in the prior year period from the five-year net operating loss carryback provision included in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as well as a change in the geographical mix of income. We are subject to tax in many U.S. and non-U.S. jurisdictions. In many non-U.S. jurisdictions we are taxed on bases such as deemed profits or withholding taxes based on revenue. Consequently, the level of correlation between our pre-tax income and our income tax provision varies from period to period.

We are under audit by certain non-U.S. jurisdictions for the years 2008 - 2019. We do not expect the results of these audits to have any material effect on our financial statements.

As of June 30, 2021, there were no significant changes to our uncertain tax positions as reported in our audited financial statements for the year ended December 31, 2020.

FRANK’S INTERNATIONAL N.V.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of June 30, 2021 or  December 31, 2020. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

Our severance and other charges, net are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Severance and other costs	$845	$4,794	$1,110	$5,332
Mergers and acquisition expense	2,554	—	9,358	—
Fixed asset impairments and retirements	—	—	171	15,479
Inventory write-offs	—	368	136	368
Intangible asset impairments	—	—	—	4,708
	$3,399	$5,162	$10,775	$25,887

Severance and other costs: We incurred costs due to a continued effort to adjust our cost base, including reducing our workforce to meet the depressed demand in the industry.

Mergers and acquisition expense: During the three and six months ended June 30, 2021, we incurred $2.6 million and $9.4 million of costs, respectively, primarily related to legal and consulting services associated with the pending merger with Expro.

Fixed asset impairments and retirements: During the six months ended June 30, 2020, we recognized $15.5 million primarily associated with construction in progress in our Cementing Equipment segment. During the six months ended June 30, 2021, we recognized a $0.2 million impairment associated our with construction in progress in our Tubular Running Services segment. Please see Note 5—Property, Plant and Equipment for additional details.

Inventory write-offs: During the six months ended June 30, 2020, certain inventories in our Cementing Equipment segment were determined to have costs that exceeded their net realizable values, resulting in a charge of $0.4 million. During the six months ended June 30, 2021, certain inventories in our Tubular Running Services segment were determined to have costs that exceeded their net realizable values, resulting in a charge of $0.2 million.

Intangible asset impairments: During the six months ended June 30, 2020, we identified certain intangible assets where the carrying value exceeded the fair value in the Cementing Equipment segment, resulting in an impairment charge of $4.7 million. No impairment was recorded during the three and six months ended June 30, 2021. Please see Note 6—Goodwill and Intangible Assets for additional details.

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

The following tables presents our revenue disaggregated by geography, based on the location where our services were provided and products sold (in thousands):

	Three Months Ended June 30, 2021
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$20,246	$10,301	$11,213	$41,760
International	51,649	6,265	8,167	66,081
Total Revenue	$71,895	$16,566	$19,380	$107,841

	Three Months Ended June 30, 2020
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$18,874	$4,990	$7,284	$31,148
International	43,453	3,751	7,749	54,953
Total Revenue	$62,327	$8,741	$15,033	$86,101

	Six Months Ended June 30, 2021
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$38,613	$18,294	$20,558	$77,465
International	99,567	9,941	15,679	125,187
Total Revenue	$138,180	$28,235	$36,237	$202,652

	Six Months Ended June 30, 2020
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$49,043	$14,787	$20,815	$84,645
International	102,781	6,496	15,671	124,948
Total Revenue	$151,824	$21,283	$36,486	$209,593

FRANK’S INTERNATIONAL N.V.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue by geographic area were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
United States	$41,760	$31,148	$77,465	$84,645
Europe/Middle East/Africa	29,571	21,886	57,825	57,320
Latin America	25,765	20,077	47,699	41,002
Asia Pacific	8,588	8,734	16,241	18,303
Other countries	2,157	4,256	3,422	8,323
Total Revenue	$107,841	$86,101	$202,652	$209,593

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

FRANK’S INTERNATIONAL N.V.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of Segment Adjusted EBITDA to net loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Segment Adjusted EBITDA:
Tubular Running Services	$9,750	$4,049	$17,878	$17,354
Tubulars	4,108	681	4,746	2,077
Cementing Equipment	4,851	886	9,647	3,430
Corporate (1)	(6,297)	(7,308)	(13,207)	(17,494)
	12,412	(1,692)	19,064	5,367
Goodwill impairment	—	—	—	(57,146)
Severance and other charges, net	(3,399)	(5,162)	(10,775)	(25,887)
Interest income (expense), net	(101)	178	(388)	711
Depreciation and amortization	(15,332)	(17,252)	(31,439)	(36,970)
Income tax (expense) benefit	(6,773)	(8,986)	(7,843)	6,577
Gain on disposal of assets	1,479	650	1,661	590
Foreign currency gain (loss)	2,718	1,693	(150)	(8,199)
Charges and credits (2)	(3,621)	(3,674)	(6,633)	(5,266)
Net loss	$(12,617)	$(34,245)	$(36,503)	$(120,223)

(1)	Includes certain expenses not attributable to a particular segment, such as costs related to support functions and corporate executives.
(2)	Comprised of Equity-based compensation expense (for the three months ended June 30, 2021 and 2020: $3,399 and $3,515, respectively, and for the six months ended June 30, 2021 and 2020: $6,297 and $5,661, respectively), Unrealized and realized gains (losses) (for the three months ended June 30, 2021 and 2020: $(108) and $(111), respectively, and for the six months ended June 30, 2021 and 2020: $(206) and $1,593, respectively) and Investigation-related matters (for the three months ended June 30, 2021 and 2020: $88 and $48, respectively, and for the six months ended June 30, 2021 and 2020: $130 and $1,198, respectively).

FRANK’S INTERNATIONAL N.V.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information with respect to our reportable segments (in thousands):

	Tubular Running Services	Tubulars	Cementing Equipment	Corporate	Total
Three Months Ended June 30, 2021
Revenue from external customers	$71,895	$16,566	$19,380	$—	$107,841
Operating income (loss)	(2,598)	2,407	2,337	(11,011)	(8,865)
Adjusted EBITDA	9,750	4,108	4,851	(6,297)	*
Three Months Ended June 30, 2020
Revenue from external customers	$62,327	$8,741	$15,033	$—	$86,101
Operating income (loss)	(13,252)	(184)	(2,486)	(11,364)	(27,286)
Adjusted EBITDA	4,049	681	886	(7,308)	*
Six Months Ended June 30, 2021
Revenue from external customers	$138,180	$28,235	$36,237	$—	$202,652
Operating income (loss)	(8,047)	1,528	4,331	(26,463)	(28,651)
Adjusted EBITDA	17,878	4,746	9,647	(13,207)	*
Six Months Ended June 30, 2020
Revenue from external customers	$151,824	$21,283	$36,486	$—	$209,593
Operating income (loss)	(14,567)	467	(79,984)	(27,410)	(121,494)
Adjusted EBITDA	17,354	2,077	3,430	(17,494)	*

* Non-GAAP financial measure not disclosed.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals and our current expectations with respect to, among other things:

•	our business strategy and prospects for growth;
•	the merger with Expro Group Holdings International Limited (“Expro”), (the “Merger”);
•	our cash flows and liquidity;
•	our financial strategy, budget, projections and operating results;
•	the amount, nature and timing of capital expenditures;
•	the availability and terms of capital;
•	competition and government regulations; and
•	general economic conditions.

Our forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “plan,” “potential,” “predict,” “project,” or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

•

continuing uncertainty relating to global crude oil demand and crude oil prices that correspondingly may lead to further significant reductions in domestic oil and gas activity, which in turn could result in further significant declines in demand for our products and services;

•

uncertainty regarding the extent and duration of the remaining restrictions in the United States and globally on various commercial and economic activities due to the COVID-19 virus, including uncertainty regarding the re-imposition of restrictions due to resurgences in infection rates and the emergence of new, more contagious or virulent strains of COVID-19; such restrictions are designed to protect public health but also have the effect of significantly reducing demand for oil and gas, which may correspondingly decrease demand for our products and services;

•

uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and therefore the demand for the products and services we provide and the commercial opportunities available to us;

•	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations;
•	unique risks associated with our offshore operations;
•	political, economic and regulatory uncertainties in our international operations;
•	our ability to develop new technologies and products;
•	our ability to protect our intellectual property rights;
•	our ability to employ and retain skilled and qualified workers;
•	the level of competition in our industry;
•	operational safety laws and regulations;
•	international trade laws and sanctions;
•	weather conditions and natural disasters;
•	global or national health concerns, including health epidemics, including COVID-19;
•	policy or regulatory changes domestically in the United States;
•	unforeseen consequences of the Merger;
•	failure to complete the Merger or changes in the expected timing of the completion of the Merger;
•	completion of the Merger following unforeseen changes in circumstance;
•	uncertainty with respect to integration and realization of expected cost synergies following completion of the Merger; and
•	litigation risk associated with the Merger.

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

Outlook

As the recovery from the COVID-19 pandemic continues, uncertainty around the new variants of the virus and potential further lockdowns may create headwinds against additional activity improvements. We believe, however, that the slow but steady drawdown of supply stockpiles will continue over the next several months as current indicators continue to support improved market conditions for the remainder of 2021 as compared to the same period in 2020. Nevertheless, the ultimate duration of the COVID-19 pandemic, governmental restrictions and the related impact on the prices of and demand for crude oil in the global economy remain uncertain

We expect that crude oil demand and associated customer activity will continue to ramp up in the mid to long term toward pre-pandemic levels. We remain vigilant to the uncertainty that OPEC-controlled supply and U.S. activity levels can have on the market.

While the Gulf of Mexico is expected to remain relatively flat through 2022, operators will continue to look to Frank’s digital and automated technologies to drive operational efficiencies with reduced personnel. Frank's has had recent success in bolstering its market share in the Gulf of Mexico with digital and automated technology that remove personnel from the rig site, and as we see increased activity levels in the international markets, we are well positioned to adopt this same technology blueprint to these markets.

We anticipate our U.S. land business will continue to improve through at least 2022, supported by recent commercialization of performance drilling technologies and digital solutions that increase operational efficiency. In international markets, we expect offshore markets to see continued moderate growth in line with market trends.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net loss	$(12,617)	$(34,245)	$(36,503)	$(120,223)
Goodwill impairment	—	—	—	57,146
Severance and other charges, net	3,399	5,162	10,775	25,887
Interest (income) expense, net	101	(178)	388	(711)
Depreciation and amortization	15,332	17,252	31,439	36,970
Income tax expense (benefit)	6,773	8,986	7,843	(6,577)
Gain on disposal of assets	(1,479)	(650)	(1,661)	(590)
Foreign currency (gain) loss	(2,718)	(1,693)	150	8,199
Charges and credits (1)	3,621	3,674	6,633	5,266
Adjusted EBITDA	$12,412	$(1,692)	$19,064	$5,367
Adjusted EBITDA margin	11.5%	(2.0)%	9.4%	2.6%

(1)	Comprised of Equity-based compensation expense (for the three months ended June 30, 2021 and 2020: $3,399 and $3,515, respectively, and for the six months ended June 30, 2021 and 2020: $6,297 and $5,661, respectively), Unrealized and realized (gains) losses (for the three months ended June 30, 2021 and 2020: $108 and $111, respectively, and for the six months ended June 30, 2021 and 2020: $206 and $(1,593), respectively) and Investigation-related matters (for the three months ended June 30, 2021 and 2020: $88 and $48, respectively, and for the six months ended June 30, 2021 and 2020: $130 and $1,198, respectively).

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

Consolidated Results of Operations

The following table presents our consolidated results for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)
Revenue:
Services	$90,520	$74,583	$172,043	$179,666
Products	17,321	11,518	30,609	29,927
Total revenue	107,841	86,101	202,652	209,593

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization
Services	68,619	61,051	132,554	140,431
Products	14,408	8,286	25,322	22,274
General and administrative expenses	16,427	22,286	32,874	48,969
Depreciation and amortization	15,332	17,252	31,439	36,970
Goodwill impairment	—	—	—	57,146
Severance and other charges, net	3,399	5,162	10,775	25,887
Gain on disposal of assets	(1,479)	(650)	(1,661)	(590)
Operating loss	(8,865)	(27,286)	(28,651)	(121,494)

Other income (expense):
Other income, net	404	156	529	2,182
Interest income (expense), net	(101)	178	(388)	711
Foreign currency gain (loss)	2,718	1,693	(150)	(8,199)
Total other income (expense)	3,021	2,027	(9)	(5,306)

Loss before income taxes	(5,844)	(25,259)	(28,660)	(126,800)
Income tax expense (benefit)	6,773	8,986	7,843	(6,577)
Net loss	$(12,617)	$(34,245)	$(36,503)	$(120,223)

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenue. Revenue from external customers, excluding intersegment sales, for the three months ended June 30, 2021 increased by $21.7 million, or 25.2%, to $107.8 million from $86.1 million for the three months ended June 30, 2020. Revenue increased across all segments as the prior year was significantly impacted by the onset of the COVID-19 pandemic and resulting decline in oil prices. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

Cost of revenue, exclusive of depreciation and amortization. Cost of revenue for the three months ended June 30, 2021 increased by $13.7 million, or 19.8%, to $83.0 million from $69.3 million for the three months ended June 30, 2020. The increase was driven by improved activity levels as compared to the prior year.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2021 decreased by $5.9 million, or 26.5%, to $16.4 million from $22.3 million for the three months ended June 30, 2020 due to previously implemented restructuring and cost cutting measures.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2021 decreased by $2.0 million, or 11.6%, to $15.3 million from $17.3 million for the three months ended June 30, 2020, as a result of a lower depreciable base.

Severance and other charges, net. Severance and other charges, net for the three months ended June 30, 2021 decreased by $1.8 million, or 34.6%, to $3.4 million from $5.2 million for the three months ended June 30, 2020. Severance and other charges, net for the three months ended June 30, 2021 was impacted by lower severance costs recorded during the quarter as compared to the prior year. See Note 15—Severance and Other Charges, net in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Foreign currency gain (loss). Foreign currency gain for the three months ended June 30, 2021 increased by $1.0 million, or 58.8%, to $2.7 million from $1.7 million for the three months ended June 30, 2020. The change in foreign currency results year-over-year was primarily driven by weakening of the U.S. dollar in the current period as compared to the prior year period against the Norwegian Krone and Euro.

Income tax expense. Income tax expense for the three months ended June 30, 2021 decreased by $2.2 million to $6.8 million from $9.0 million for the three months ended June 30, 2020, primarily as a result of a change in the jurisdictional sources of income, namely an increase in revenue in certain regions that apply withholding or revenue based taxes. In addition, the three months ending June 30, 2020 included additional tax benefits recorded to update the previous quarter’s activity to the most recent estimated effective tax rate. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenue rather than profits) and withholding taxes based on revenue; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period based on the overall effective tax rate for all jurisdictions in which we operate.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenue. Revenue from external customers, excluding intersegment sales, for the six months ended June 30, 2021 decreased by $6.9 million, or 3.3%, to $202.7 million from $209.6 million for the six months ended June 30, 2020. Revenue improvements in our Tubulars segment were more than offset by declines in our TRS segment. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

Cost of revenue, exclusive of depreciation and amortization. Cost of revenue for the six months ended June 30, 2021 decreased by $4.8 million, or 3.0%, to $157.9 million from $162.7 million for the six months ended June 30, 2020. The decrease was driven by lower activity levels as compared to the prior year period in our TRS segment.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2021 decreased by $16.1 million, or 32.9%, to $32.9 million from $49.0 million for the six months ended June 30, 2020 due to previously implemented restructuring and cost cutting measures.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2021 decreased by $5.6 million, or 15.1%, to $31.4 million from $37.0 million for the six months ended June 30, 2020, as a result of a lower depreciable base and less intangible asset amortization.

Goodwill impairment. We recognized a goodwill impairment of $57.1 million during the six months ended June 30, 2020. No goodwill impairment was recognized during the six months ended June 30, 2021. See Note 6—Goodwill and Intangible Assets in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Severance and other charges, net. Severance and other charges, net for the six months ended June 30, 2021 decreased by $15.1 million to $10.8 million from $25.9 million for the six months ended June 30, 2020. Severance and other charges, net for the six months ended June 30, 2020 was unfavorably impacted by fixed asset impairment charges of $15.5 million and intangible asset impairments of $4.7 million, primarily driven by COVID-19-related activity disruptions and customer spending cuts in response to falling oil prices. See Note 15—Severance and Other Charges, net in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Foreign currency gain (loss). Foreign currency loss for the six months ended June 30, 2021 decreased by $8.0 million, to $0.2 million compared to $8.2 million for the six months ended June 30, 2020. Prior year results were negatively impacted by increased strengthening of the U.S. dollar, partially due to the impact of COVID-19.

Income tax expense (benefit). Income tax expense (benefit) for the six months ended June 30, 2021 increased by $14.4 million to an expense of $7.8 million from a benefit of $(6.6) million for the six months ended June 30, 2020. The prior year period benefited from the 5-year net operating loss carryback provision included in the recently-enacted Coronavirus Aid, Relief, and Economic Security Act.

Operating Segment Results

The following table presents revenue and Adjusted EBITDA by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Tubular Running Services	$71,895	$62,327	$138,180	$151,824
Tubulars	16,566	8,741	28,235	21,283
Cementing Equipment	19,380	15,033	36,237	36,486
Total	$107,841	$86,101	$202,652	$209,593

Segment Adjusted EBITDA (1):
Tubular Running Services	$9,750	$4,049	$17,878	$17,354
Tubulars	4,108	681	4,746	2,077
Cementing Equipment	4,851	886	9,647	3,430
Corporate (2)	(6,297)	(7,308)	(13,207)	(17,494)
	$12,412	$(1,692)	$19,064	$5,367

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Tubular Running Services

Revenue for the TRS segment was $71.9 million for the three months ended June 30, 2021, an increase of $9.6 million, or 15.4%, compared to $62.3 million for the same period in 2020. The increase was driven by improved activity levels across most regions as the prior year was significantly impacted by COVID-19-related activity disruptions and customer spending cuts in response to falling oil prices, primarily in Africa, Europe, and the U.S. land and offshore markets.

Adjusted EBITDA for the TRS segment was $9.8 million for the three months ended June 30, 2021, an increase of $5.8 million, or 145.0%, compared to $4.0 million for the same period in 2020. Improved activity levels in Africa and the U.S. land and offshore markets contributed to the increase.

Tubulars

Revenue for the Tubulars segment was $16.6 million for the three months ended June 30, 2021, an increase of $7.9 million, or 90.8%, compared to $8.7 million for the same period in 2020, primarily as a result of improved activity levels and increased tubular product sales as compared to the prior year, which was impacted by COVID-19-related activity disruptions and customer spending cuts in response to falling oil prices. The current quarter also included a large international tubular product sale.

Adjusted EBITDA for the Tubulars segment was $4.1 million for the three months ended June 30, 2021, an increase of $3.4 million, or 485.7%, compared to $0.7 million for the same period in 2020, primarily due to the increase in revenue.

Cementing Equipment

Revenue for the CE segment was $19.4 million for the three months ended June 30, 2021, an increase of $4.4 million, or 29.3%, compared to $15.0 million for the same period in 2020, driven by improved drilling activity and increased product sales in the U.S. as a result of the recovery in oil prices.

Adjusted EBITDA for the CE segment was $4.9 million for the three months ended June 30, 2021, an increase of $4.0 million, or 444.4%, compared to $0.9 million for the same period in 2020, due to increased revenue, particularly in the U.S. offshore market and ongoing cost management.

Corporate

Adjusted EBITDA for Corporate was a loss of $6.3 million for the three months ended June 30, 2021, an improvement of $1.0 million, or 13.7%, compared to a loss of $7.3 million for the same period in 2020, primarily due to lower costs as a result of restructuring and cost cutting measures.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Tubular Running Services

Revenue for the TRS segment was $138.2 million for the six months ended June 30, 2021, a decrease of $13.6 million, or 9.0%, compared to $151.8 million for the same period in 2020. While current activity levels have improved from pandemic-era lows, prior year results benefited from pre-COVID activity levels during most of the first quarter of 2020.

Adjusted EBITDA for the TRS segment was $17.9 million for the six months ended June 30, 2021, an increase of $0.5 million, or 2.9%, compared to $17.4 million for the same period in 2020. Segment results for 2021 were positively impacted by cost cutting measures implemented after the onset of the pandemic.

Tubulars

Revenue for the Tubulars segment was $28.2 million for the six months ended June 30, 2021, an increase of $6.9 million, or 32.4%, compared to $21.3 million for the same period in 2020, primarily as a result of an increase in Gulf of Mexico and international tubular products sales.

Adjusted EBITDA for the Tubulars segment was $4.7 million for the six months ended June 30, 2021, an increase of $2.6 million, or 123.8%, compared to $2.1 million for the same period in 2020. An increase in high margin Gulf of Mexico and international tubular products sales contributed to the improvement.

Cementing Equipment

Revenue for the CE segment was $36.2 million for the six months ended June 30, 2021, relatively flat compared to $36.5 million for the same period in 2020.

Adjusted EBITDA for the CE segment was $9.6 million for the six months ended June 30, 2021, an increase of $6.2 million, or 182.4%, compared to $3.4 million for the same period in 2020, primarily due to cost cutting measures implemented after the onset of the pandemic.

Corporate

Adjusted EBITDA for Corporate was a loss of $13.2 million for the six months ended June 30, 2021, an improvement of $4.3 million, or 24.6%, compared to a loss of $17.5 million for the same period in 2020, primarily due to lower costs as a result of restructuring and cost cutting measures.

Liquidity and Capital Resources

Liquidity

At June 30, 2021, we had cash and cash equivalents of $188.6 million and no debt. Our primary sources of liquidity to date have been cash flows from operations. Our primary uses of capital have been for organic growth capital expenditures. We continually monitor potential capital sources, including equity and debt financing, in order to meet our investment and target liquidity requirements.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $38,502,322 remained authorized for repurchases as of June 30, 2021; subject to the limitation set in our shareholder authorization for repurchases of our common stock, which is currently 10% of the common stock outstanding as of April 30, 2020. From the inception of this program in February 2020 we repurchased 570,044 shares of our common stock for a total cost of approximately $1.5 million. This program was suspended during the second quarter of 2020 due to the impacts of COVID-19 and commodity price declines and will be revisited when market conditions stabilize sufficiently to provide greater clarity to anticipated business results. We expect that following the Merger, the board of directors of the Combined Company will reevaluate this program.

Our total capital expenditures are estimated to be approximately $20 to $25 million in 2021, of which we expect approximately 90% will be used for the purchase and manufacture of equipment and 10% for other property, plant and equipment. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions and timing of deliveries. During the six months ended June 30, 2021 and 2020, cash expenditures related to property, plant and equipment were $4.5 million and $20.3 million, respectively, all of which were funded from internally generated funds. We believe our cash on hand should be sufficient to fund our capital expenditure and liquidity requirements for the remainder of 2021. We expect that following the Merger, the board of directors of the Combined Company will reevaluate our capital expenditures plan.

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

As of June 30, 2021, FINV had no borrowings outstanding under the ABL Credit Facility, letters of credit outstanding of $9.4 million and availability of $34.0 million. At this time, due to our expected ability to fund our capital expenditure and liquidity requirements from cash on hand, we do not anticipate a need to borrow under the ABL Credit Facility during the remainder of 2021. Further, we do not believe that an FCCR Trigger Event will occur in the remainder of 2021.

In connection with the closing of the Merger, Frank’s expects that the Combined Company will enter into a new revolving credit facility and terminate or otherwise replace the existing Frank’s and Expro credit facilities.

Tax Receivable Agreement and Amended and Restated Tax Receivable Agreement

We entered into the TRA with FICV and Mosing Holdings in connection with our IPO. The TRA generally provides for the payment by FINV to Mosing Holdings of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that FINV actually realizes (or is deemed to realize in certain circumstances) in periods after our IPO as a result of (i) tax basis increases resulting from the Conversion and (ii) imputed interest deemed to be paid by FINV as a result of, and additional tax basis arising from, payments under the TRA. We will retain the benefit of the remaining 15% of these cash savings, if any. Payments FINV makes under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. The payments under the TRA will not be conditioned upon a holder of rights under the TRA having a continued ownership interest in FINV. As of July 29, 2021, based on the best information available to us, the Mosing family collectively owns approximately 46% of our common shares.

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

Cash Flows from Operating, Investing and Financing Activities

Cash flows from our operations, investing and financing activities are summarized below (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Operating activities	$(16,060)	$4,146
Investing activities	(1,888)	(11,118)
Financing activities	(2,914)	(2,032)
	(20,862)	(9,004)
Effect of exchange rate changes on cash	(28)	6,543
Net decrease in cash, cash equivalents and restricted cash	$(20,890)	$(2,461)

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

Operating Activities

Cash flow provided by (used in) operating activities was $(16.1) million for the six months ended June 30, 2021, compared to $4.1 million for the same period in 2020. The change in cash flow from operating activities of $20.2 million was primarily a result of unfavorable changes in accounts receivable of $42.1 million, partially offset by favorable changes in accounts payable and accrued liabilities of $28.3 million.

Investing Activities

Cash flow used in investing activities was $1.9 million for the six months ended June 30, 2021, compared to $11.1 million in the same period in 2020, a year-over-year decrease of $9.2 million primarily due to a decrease of $15.7 million in the purchases of property, plant, and equipment. This was offset by a decrease in proceeds from sale of assets of $2.3 million and a decrease in net proceeds from sale of investments of $2.6 million.

Financing Activities

Cash flow used in financing activities was $2.9 million for the six months ended June 30, 2021, compared to $2.0 million in the same period in 2020. The increase in cash flow used in financing activities of $0.9 million was due to increased repayment of borrowings of $1.4 million and an increase of $0.8 million of treasury shares withheld for taxes, partially offset by repurchases under our publicly announced share repurchase program of $1.5 million during the six months ended June 30, 2020.

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

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of June 30, 2021 and December 31, 2020. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows. Please see Note 14—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

At the Effective Time, each Expro Ordinary Share outstanding immediately prior to the Effective Time, other than shares owned by Expro, Frank’s, Merger Sub or any subsidiary of Frank’s (but including, for the avoidance of doubt, any such shares held by any wholly-owned subsidiary of Expro), will be converted into the right to receive a number of shares of our common stock equal to the Exchange Ratio. The Exchange Ratio will not be adjusted for changes in the market price of our common stock between the date of signing the Merger Agreement and completion of the Merger. Changes in the price of our common stock prior to the Merger will affect the value of our common stock that Expro shareholders will receive on the date of the Merger. Stock price changes may result from a variety of factors (many of which are out of our control), including the following:

●	changes in the respective businesses, operations and prospects of Frank’s and Expro;

●	changes in market assessments of the business, operations and prospects of Frank’s and Expro;

●	investor behavior and strategies, including market assessments of the likelihood that the Merger will be completed;

●	interest rates, general market and economic conditions and other factors generally affecting the price of our common stock; and

●	legislation, governmental regulation and legal developments in the businesses in which Frank’s and Expro operate.

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

Neither Frank’s nor Expro can make any assurances that it will be able to satisfy all of the conditions to the Merger or succeed in any litigation brought in connection with the Merger. If the Merger is not completed, the financial results of Frank’s may be adversely affected and Frank’s will be subject to several risks, including but not limited to:

●

Frank’s being required to pay Expro a termination fee of $37.5 million or Expro being required to pay Frank’s a termination fee of $71.5 million, in each case under certain circumstances provided in the Merger Agreement;

●	payment of costs relating to the Merger, such as legal, accounting, financial advisor and printing fees, regardless of whether the Merger is completed;

●	the focus of our management team on the Merger instead of the pursuit of other opportunities that could have been beneficial to Frank’s; and

●	the potential occurrence of litigation related to any failure to complete the Merger.

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

COVID-19 and the various precautionary measures attempting to limit its spread taken by many governmental authorities worldwide has had a severe effect on global markets and the global economy. The extent to which the COVID-19 pandemic impacts Frank’s and Expro’s respective business operations will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to new information which may emerge concerning the severity of COVID-19, new COVID-19 variants which may be more contagious or more virulent such as the B.1.616.2 “Delta” variant, the nature and extent of governmental actions taken to contain it or treat its impact, the availability of effective treatments and vaccines, the ultimate duration of the pandemic, and how quickly and to what extent normal economic and operating conditions can resume. COVID-19 and official actions in response to it have made it more challenging for Frank’s, Expro and relevant third parties to adequately staff their respective businesses and operations, and may cause delay in the companies’ ability to obtain the relevant approvals for the consummation of the Merger.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended June 30, 2021.

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value)
			Part of Publicly	of Shares that may yet
	Total Number	Average	Announced Plans or	be Purchased Under the
Period	of Shares Purchased (1)	Price Paid per Share	Programs (2)	Program (2)
April 1 - April 30	—	$—	—	$38,502,322
May 1 - May 31	—	$—	—	$38,502,322
June 1 - June 30	—	$—	—	$38,502,322
Total	—	$—	—

(1) This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. The Company administers cashless settlements and does not repurchase stock in connection with cashless settlements.

(2) Our board of directors has authorized a program to repurchase our common stock from time to time. Approximately $38,502,322 remained authorized for repurchases as of June 30, 2021; subject to the limitation set in our shareholder authorization for repurchases of our common stock, which is currently 10% of the common stock outstanding as of April 30, 2020. From the inception of this program in February 2020 to date, we repurchased 570,044 shares of our common stock for a total cost of approximately $1.5 million. This program was suspended during the second quarter of 2020.

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
*101.1

The following materials from Frank’s International N.V.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

FRANK’S INTERNATIONAL N.V.

Date:	August 5, 2021	By:	/s/ Melissa Cougle
Melissa Cougle
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)