Form 10-Q
period 2021-09-30
EXPRO GROUP HOLDINGS N.V.
filed 2021-11-08
CIK 1575828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission file number: 001-36053

EXPRO GROUP HOLDINGS N.V.

(Exact name of registrant as specified in its charter)

The Netherlands	98-1107145
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

1311 Broadfield Boulevard, Suite 400
Houston, Texas	77084
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 463-9776

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, €0.06 nominal value	XPRO	New York Stock Exchange

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

As of November 1, 2021, there were 109,107,256 shares of common stock, €0.06 nominal value per share, outstanding.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Expro,” the "combined company" and the “Company” refer to Expro Group Holdings N.V. and its consolidated subsidiaries, the successor reporting entity following the consummation of the Merger (as defined below). The terms “Frank's,” "FINV" or the “Predecessor Registrant” refer to Frank's International N.V. and its consolidated subsidiaries, the predecessor reporting entity. References to “Legacy Expro” refer to Expro Group Holdings International Limited, the entity acquired by the Company in the Merger.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPRO GROUP HOLDINGS N.V. (formerly named Frank's International N.V.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2021	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$202,997	$209,575
Restricted cash	1,742	1,672
Short-term investments	1,882	2,252
Accounts receivables, net	130,585	110,607
Inventories, net	91,776	81,718
Assets held for sale	7,998	2,939
Other current assets	6,554	7,744
Total current assets	443,534	416,507
Property, plant and equipment, net	228,994	272,707
Goodwill	42,785	42,785
Intangible assets, net	8,756	7,897
Deferred tax assets, net	15,008	18,030
Operating lease right-of-use assets	26,646	28,116
Other assets	21,409	30,859
Total assets	$787,132	$816,901

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$114,962	$99,986
Current portion of operating lease liabilities	8,215	7,832
Deferred revenue	89	586
Other current liabilities	—	1,674
Total current liabilities	123,266	110,078
Deferred tax liabilities	—	1,548
Non-current operating lease liabilities	19,303	21,208
Other non-current liabilities	23,123	22,818
Total liabilities	165,692	155,652

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, €0.06 nominal value, 200,000,000 shares authorized, 38,575,948 and 38,134,383 shares issued and 38,066,216 and 37,720,760 shares outstanding	2,900	2,866
Additional paid-in capital	1,098,236	1,087,733
Accumulated deficit	(428,930)	(377,346)
Accumulated other comprehensive loss	(28,798)	(31,966)
Treasury stock (at cost), 509,732 and 413,623 shares	(21,968)	(20,038)
Total stockholders’ equity	621,440	661,249
Total liabilities and equity	$787,132	$816,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRO GROUP HOLDINGS N.V. (formerly named Frank's International N.V.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Services	$95,821	$66,418	$267,864	$246,084
Products	19,120	17,999	49,729	47,926
Total revenue	114,941	84,417	317,593	294,010

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization
Services	70,627	56,574	203,181	197,005
Products	15,489	13,733	40,811	36,007
General and administrative expenses	18,591	18,665	51,465	67,634
Depreciation and amortization	14,092	15,950	45,531	52,920
Goodwill impairment	—	—	—	57,146
Severance and other charges, net	2,958	3,549	13,733	29,436
Gain on disposal of assets	(72)	(308)	(1,733)	(898)
Operating loss	(6,744)	(23,746)	(35,395)	(145,240)

Other income (expense):
Other income, net	347	109	877	2,291
Interest income (expense), net	(167)	(93)	(555)	618
Foreign currency gain (loss)	(4,548)	2,334	(4,698)	(5,865)
Total other income (expense)	(4,368)	2,350	(4,376)	(2,956)
Loss before income taxes	(11,112)	(21,396)	(39,771)	(148,196)
Income tax expense (benefit)	3,969	6,395	11,812	(182)
Net loss	$(15,081)	$(27,791)	$(51,583)	$(148,014)

Loss per common share:
Basic and diluted	$(0.40)	$(0.74)	$(1.36)	$(3.93)

Weighted average common shares outstanding:
Basic and diluted	38,066	37,691	37,957	37,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRO GROUP HOLDINGS N.V. (formerly named Frank's International N.V.)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net loss	$(15,081)	$(27,791)	$(51,583)	$(148,014)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,586	(547)	3,169	(262)
Total other comprehensive income (loss)	1,586	(547)	3,169	(262)
Comprehensive loss	$(13,495)	$(28,338)	$(48,414)	$(148,276)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRO GROUP HOLDINGS N.V. (formerly named Frank's International N.V.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2020
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Stock	Equity
Balances at December 31, 2019	37,585	$2,846	$1,075,809	$(220,805)	$(30,298)	$(17,258)	$810,294
Cumulative effect of accounting change	—	—	—	(321)	—	—	(321)
Net loss	—	—	—	(85,978)	—	—	(85,978)
Foreign currency translation adjustments	—	—	—	—	424	—	424
Equity-based compensation expense	—	—	2,146	—	—	—	2,146
Common shares issued upon vesting of share-based awards	156	10	(10)	—	—	—	—
Common shares issued for employee stock purchase plan	21	1	551	—	—	—	552
Treasury shares withheld	(49)	—	—	—	—	(1,056)	(1,056)
Share repurchase program	(62)	—	—	—	—	(1,017)	(1,017)
Balances at March 31, 2020	37,651	$2,857	$1,078,496	$(307,104)	$(29,874)	$(19,331)	$725,044
Net loss	—	—	—	(34,245)	—	—	(34,245)
Foreign currency translation adjustments	—	—	—	—	(139)	—	(139)
Equity-based compensation expense	—	—	3,515	—	—	—	3,515
Common shares issued upon vesting of share-based awards	38	3	(3)	—	—	—	—
Treasury shares withheld	(2)	—	—	—	—	(31)	(31)
Share repurchase program	(32)	—	—	—	—	(480)	(480)
Balances at June 30, 2020	37,655	$2,860	$1,082,008	$(341,349)	$(30,013)	$(19,842)	$693,664
Net loss	—	—	—	(27,791)	—	—	(27,791)
Foreign currency translation adjustments	—	—	—	—	(547)	—	(547)
Equity-based compensation expense	—	—	2,773	—	—	—	2,773
Common shares issued upon vesting of share-based awards	9	1	(1)	—	—	—	—
Common shares issued for employee stock purchase plan	35	2	380	—	—	—	382
Treasury shares withheld	(3)	—	—	—	—	(38)	(38)
Balances at September 30, 2020	37,696	$2,863	$1,085,160	$(369,140)	$(30,560)	$(19,880)	$668,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRO GROUP HOLDINGS N.V. (formerly named Frank's International N.V.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2021
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Stock	Equity
Balances at December 31, 2020	37,721	$2,866	$1,087,733	$(377,346)	$(31,966)	$(20,038)	$661,249
Net loss	—	—	—	(23,886)	—	—	(23,886)
Foreign currency translation adjustments	—	—	—	—	1,716	—	1,716
Equity-based compensation expense	—	—	2,872	—	—	—	2,872
Common shares issued upon vesting of share-based awards	286	21	(21)	—	—	—	—
Common shares issued for employee stock purchase plan	39	3	444	—	—	—	447
Treasury shares withheld	(94)	—	—	—	—	(1,900)	(1,900)
Balances at March 31, 2021	37,952	$2,890	$1,091,028	$(401,232)	$(30,250)	$(21,938)	$640,498
Net loss	—	—	—	(12,617)	—	—	(12,617)
Foreign currency translation adjustments	—	—	—	—	(134)	—	(134)
Equity-based compensation expense	—	—	3,425	—	—	—	3,425
Common shares issued upon vesting of share-based awards	80	6	(6)	—	—	—	—
Treasury shares withheld	(1)	—	—	—	—	(30)	(30)
Balances at June 30, 2021	38,031	$2,896	$1,094,447	$(413,849)	$(30,384)	$(21,968)	$631,142
Net loss	—	—	—	(15,081)	—	—	(15,081)
Foreign currency translation adjustments	—	—	—	—	1,586	—	1,586
Equity-based compensation expense	—	—	3,307	—	—	—	3,307
Common shares issued for employee stock purchase plan	35	4	482	—	—	—	486
Balances at September 30, 2021	38,066	$2,900	$1,098,236	$(428,930)	$(28,798)	$(21,968)	$621,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRO GROUP HOLDINGS N.V. (formerly named Frank's International N.V.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(51,583)	$(148,014)
Adjustments to reconcile net loss to cash from operating activities
Depreciation and amortization	45,531	52,920
Equity-based compensation expense	9,604	8,434
Goodwill impairment	—	57,146
Loss on asset impairments and retirements	307	20,532
Amortization of deferred financing costs	291	291
Deferred tax provision (benefit)	1,474	(1,783)
Provision for bad debts	852	980
Gain on disposal of assets	(1,733)	(898)
Changes in fair value of investments	(863)	218
Other	—	(380)
Changes in operating assets and liabilities
Accounts receivable	(23,149)	63,307
Inventories	(7,969)	(3,625)
Other current assets	1,137	2,567
Other assets	756	667
Accounts payable and accrued liabilities	15,910	(22,486)
Deferred revenue	(498)	(513)
Other non-current liabilities	(2,263)	(4,048)
Net cash provided by (used in) operating activities	(12,196)	25,315

Cash flows from investing activities
Purchases of property, plant and equipment and intangibles	(7,613)	(25,722)
Proceeds from sale of assets	4,300	7,037
Proceeds from sale of investments	11,603	2,832
Purchase of investments	(1,294)	—
Investment in intellectual property	(1,608)	—
Other	(799)	(356)
Net cash provided by (used in) investing activities	4,589	(16,209)

Cash flows from financing activities
Repayments of borrowings	(1,674)	—
Treasury shares withheld for taxes	(1,930)	(1,125)
Treasury share repurchase	—	(1,498)
Proceeds from the issuance of ESPP shares	933	934
Net cash used in financing activities	(2,671)	(1,689)
Effect of exchange rate changes on cash	3,770	3,267
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,508)	10,684
Cash, cash equivalents and restricted cash at beginning of period	211,247	196,740
Cash, cash equivalents and restricted cash at end of period	$204,739	$207,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRO GROUP HOLDINGS N.V. (formerly named Frank's International N.V.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Merger

On March 10, 2021, Frank’s International N.V. (“FINV” or “Frank’s”) and New Eagle Holdings Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of FINV (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Expro Group Holdings International Limited ("Legacy Expro"), an exempted company limited by shares incorporated under the laws of the Cayman Islands, providing for the merger of Legacy Expro with and into Merger Sub in an all-stock transaction, with Merger Sub surviving the merger as a direct, wholly owned subsidiary of the Frank’s (the “Merger”). The Merger closed on October 1, 2021, and Frank's was renamed “Expro Group Holdings N.V.”  The Merger will be accounted for using the acquisition method of accounting with Legacy Expro being identified as the accounting acquirer. As the Merger did not close until after the quarter ended September 30, 2021, the historical financial statements presented in this Quarterly Report on Form 10-Q reflect the financial position, results of operations and cash flows of Frank's, the Predecessor Registrant.

Unless otherwise indicated, references to the terms “Frank’s” or the “Predecessor Registrant” refers to Frank’s International N.V., the predecessor reporting entity prior to the Merger, references to “Legacy Expro” refer to Expro Group Holdings International Limited, the entity acquired by the Company, and references to the “combined company,” the “Company,” “we,” “our,” and “us” refer to Expro Group Holdings N.V., the successor reporting entity following the consummation of the Merger.

Nature of Business

Prior to the Merger, Frank’s was a global provider of highly engineered tubular services, tubular fabrication and specialty well construction and well intervention solutions to the oil and gas industry. Frank’s provided services and products to leading exploration and production companies in both offshore and onshore environments with a focus on complex and technically demanding wells.

Following completion of the Merger, the business conducted by Legacy Expro became the majority of the business conducted by the Company. Working for clients across the entire well life cycle, the Company is a leading provider of energy services, offering cost-effective, innovative solutions and what the Company considers to be best-in-class safety and service quality.  The Company’s extensive portfolio of capabilities spans well construction, well flow management, subsea well access, and well integrity and intervention.  The Company provides services in many of the world’s major offshore and onshore energy basins, with over 100 locations and operations in approximately 60 countries. Expro’s broad portfolio of products and services provides solutions to enhance production and improve recovery across the well lifecycle, from exploration through abandonment.

Basis of Presentation

The condensed consolidated financial statements of FINV for the three and nine months ended September 30, 2021 and 2020 include the activities of FINV, Frank's International C.V. ("FICV"), Blackhawk Group Holdings, LLC (“Blackhawk”) and their wholly owned subsidiaries (either individually or together, as context requires, "Frank's" or "FINV") prior to the Merger. All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have not been audited by Frank's independent registered public accounting firm. The consolidated balance sheet at December 31, 2020, is derived from audited financial statements. However, certain information and footnote disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020, which are included in Frank's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021 (“Annual Report”). In the opinion of management, these condensed consolidated financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments that were necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year. Additionally, operating results for the three and nine months ended September 30, 2021 reflect the results of operations of Frank’s prior to the Merger and are therefore not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021.

Further, on September 30, 2021, Frank’s board of directors (the “Prior Board”) unanimously approved a 1-for-6 reverse stock split of Frank’s common stock, which was effected on October 1, 2021. All of the outstanding Company Common Stock (as defined below) share numbers, nominal value, share prices and per share amounts in these condensed consolidated financial statements have been retroactively adjusted to reflect a 1-for-6 reverse stock split for all periods presented. Refer to Note 17—Subsequent Events for further information.

The condensed consolidated financial statements have been prepared on a historical cost basis using the United States dollar as the reporting currency. Frank's functional currency is primarily the United States dollar.

EXPRO GROUP HOLDINGS N.V. (formerly named Frank's International N.V.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on Frank's operating income (loss), net income (loss), working capital, cash flows or total equity previously reported.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) generally in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.

We consider the applicability and impact of all accounting pronouncements. ASUs not listed below were assessed and were either determined to be not applicable or are expected to have immaterial impact on Frank's consolidated financial position, results of operations and cash flows.

In June 2016, the FASB issued new accounting guidance for credit losses on financial instruments. The guidance includes the replacement of the “incurred loss” approach for recognizing credit losses on financial assets, including trade receivables, with a methodology that reflects expected credit losses, which considers historical and current information as well as reasonable and supportable forecasts. Frank's adopted the guidance on January 1, 2020, and the adoption did not have a material impact on its consolidated financial statements. The new credit loss standard is expected to accelerate recognition of credit losses on accounts receivable. See Note 3—Accounts Receivable, net for additional information regarding allowance for credit losses on Frank's accounts receivable.

Note 2—Cash, Cash Equivalents and Restricted Cash

Amounts reported in the condensed consolidated balance sheets and condensed consolidated statements of cash flows as cash, cash equivalents and restricted cash at  September 30, 2021, and  December 31, 2020, were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$202,997	$209,575
Restricted cash	1,742	1,672
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$204,739	$211,247

Restricted cash primarily consists of cash deposits that collateralize Frank's credit card program. Cash paid (received) for income taxes, net, was $6.2 million and $(5.5) million for the nine months ended September 30, 2021 and 2020, respectively.

Note 3—Accounts Receivable, net

Accounts receivable at September 30, 2021, and  December 31, 2020, were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Trade accounts receivable, net of allowance for credit losses of $3,718 and $3,857, respectively	$71,680	$65,684
Unbilled receivables	40,125	26,215
Taxes receivable	15,974	14,292
Affiliated (1)	24	549
Other receivables	2,782	3,867
Total accounts receivable, net	$130,585	$110,607

(1)	Amounts represent expenditures on behalf of non-consolidated affiliates.

EXPRO GROUP HOLDINGS N.V. (formerly named Frank's International N.V.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Inventories, net

Inventories at September 30, 2021, and  December 31, 2020, were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Pipe and connectors, net of allowance of $14,630 and $16,819, respectively	$22,896	$22,642
Finished goods, net of allowance of $84 and $84, respectively	20,767	22,715
Work in progress	1,240	1,730
Raw materials, components and supplies, net of allowance of $181 and none, respectively	46,873	34,631
Total inventories, net	$91,776	$81,718

The increase in inventories was driven by higher activity levels, particularly in the Western Hemisphere.

Note 5—Property, Plant and Equipment

The following is a summary of property, plant and equipment at September 30, 2021, and  December 31, 2020, (in thousands):

	Estimated
	Useful Lives	September 30,	December 31,
	in Years	2021	2020
Land	—	$30,892	$30,869
Land improvements	8 - 15	7,621	7,620
Buildings and improvements	13 - 39	113,196	121,105
Rental machinery and equipment	2 - 7	906,859	897,398
Machinery and equipment - other	7	51,961	54,842
Furniture, fixtures and computers	3 - 5	20,040	16,928
Automobiles and other vehicles	5	25,704	25,948
Leasehold improvements	7 - 15, or lease term if shorter	12,536	12,773
Construction in progress - machinery and equipment	—	10,755	24,381
		1,179,564	1,191,864
Less: Accumulated depreciation		(950,570)	(919,157)
Total property, plant and equipment, net		$228,994	$272,707

During the nine months ended September 30, 2020, Frank's recorded fixed asset impairment charges of $15.6 million primarily associated with construction in progress in the Cementing Equipment segment, which is included in severance and other charges, net on the condensed consolidated statements of operations. During the first quarter of 2020, the results of Frank's test for impairment of goodwill in the Cementing Equipment segment as a result of negative market indicators was a triggering event that indicated that Frank's long-lived tangible assets in this segment were impaired. Impairment testing performed in the first quarter of 2020 resulted in the determination that certain long-lived assets were not recoverable and that the estimated fair value was below the carrying value. Please see Note 15—Severance and Other Charges, net for additional details. No impairments associated with held for use assets were recognized during the three and nine months ended September 30, 2021.

EXPRO GROUP HOLDINGS N.V. (formerly named Frank's International N.V.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2021, a building with a net book value of $1.9 million was sold, resulting in a gain of $0.2 million. In addition, a building with a net book value of $2.6 million met the criteria to be classified as held for sale and was reclassified from property, plant and equipment to assets held for sale on Frank's condensed consolidated balance sheet. During the second quarter of 2021, Frank's sold a building classified as held for sale for $1.8 million and recorded a gain of $1.3 million. During the third quarter of 2021, a building with a net book value of $5.0 million met the criteria to be classified as held for sale and was reclassified from property, plant and equipment to assets held for sale on Frank's condensed consolidated balance sheet.

During the second quarter of 2020, Frank's sold a building classified as held for sale for $5.4 million and recorded a gain of $0.6 million.

The following table presents the depreciation and amortization expense associated with each line item for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Services	$12,471	$14,582	$40,626	$47,616
Products	114	144	378	567
General and administrative expenses	1,507	1,224	4,527	4,737
Total	$14,092	$15,950	$45,531	$52,920

Note 6—Goodwill and Intangible Assets

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. A qualitative assessment is allowed to determine if goodwill is potentially impaired. Frank's has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The qualitative assessment determines whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then a quantitative impairment test is performed. The quantitative goodwill impairment test is used to identify both the existence of impairment and the amount of impairment loss. The test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference. Frank's has historically completed its assessment of goodwill impairment as of October 31 each year.

As a result of the decline in oil prices due to the ongoing Coronavirus Disease 2019 ("COVID-19") pandemic and the failure by the Organization of Petroleum Exporting Countries (“OPEC”) and Russia to reach an agreement on lowering production quotas during the first quarter of 2020, Frank's identified that it was more likely than not that the fair value of goodwill within its Cementing Equipment reporting unit was less than its carrying value. Based on the result of the goodwill impairment test as of March 31, 2020, Frank's recorded a $57.1 million impairment charge to goodwill, which is included in goodwill impairment on the condensed consolidated statements of operations.

Frank's used the income approach to estimate the fair value of the Cementing Equipment reporting unit, but also considered the market approach to validate the results. The income approach estimates the fair value by discounting the reporting unit’s estimated future cash flows using an estimated discount rate, or expected return, that a marketplace participant would have required as of the valuation date. The market approach includes the use of comparative multiples to corroborate the discounted cash flow results and involves significant judgment in the selection of the appropriate peer group companies and valuation multiples. The inputs used in the determination of fair value are generally level 3 inputs.

EXPRO GROUP HOLDINGS N.V. (formerly named Frank's International N.V.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Some of the more significant assumptions inherent in the income approach include the estimated future net annual cash flows for the reporting unit and the discount rate. Management of Frank's selected the assumptions used in the discounted cash flow projections using historical data supplemented by current and anticipated market conditions and estimated growth rates. These estimates are based upon assumptions believed to be reasonable. However, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, actual results may differ from those used in management's valuation which could result in additional impairment charges in the future. Assuming all other assumptions and inputs used in the discounted cash flow analysis were held constant, a 50 basis point increase in the discount rate assumption would have increased the Cementing Equipment reporting unit goodwill impairment charge described above by approximately $4.3 million.

No goodwill impairment was recorded during the three and nine months ended September 30, 2021. At September 30, 2021, goodwill is allocated to Frank's reportable segments as follows: Cementing Equipment - approximately $24.1 million; Tubular Running Services - approximately $18.7 million.

Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. Frank's has historically evaluated impairment of Frank's intangible assets on an asset group basis whenever circumstances indicate that the carrying value may not be recoverable. Intangible assets deemed to be impaired are written down to their fair value using a discounted cash flow model and, if available, comparable market values.

The following table provides information related to Frank's intangible assets as of September 30, 2021, and  December 31, 2020 (in thousands):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer Relationships	$28,300	$(28,103)	$197	$28,300	$(26,324)	$1,976
Intellectual Property	18,135	(9,576)	8,559	13,860	(7,939)	5,921
Total intangible assets	$46,435	$(37,679)	$8,756	$42,160	$(34,263)	$7,897

Frank's intangible assets are primarily associated with its Cementing Equipment and Tubular Running Services segments. Amortization expense for intangible assets was $1.2 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively and $3.4 million and $3.5 million for the nine months ended September 30, 2021 and 2020, respectively. During the first quarter of 2020, the results of Frank's test for impairment of goodwill in the Cementing Equipment segment as a result of the negative market indicators described above was a triggering event that indicated that the intangible assets in this segment were impaired. Impairment testing performed in the first quarter resulted in the determination that certain intangible assets were not recoverable and that the estimated fair value was below the carrying value. As a result, during the nine months ended September 30, 2020, impairment charges of $4.7 million were recorded associated with certain customer relationships and intellectual property intangible assets in the Cementing Equipment segment, which are included in severance and other charges, net on the condensed consolidated statements of operations. No intangible asset impairments were recorded during the three or nine months ended  September 30, 2021. Please see Note 15—Severance and Other Charges, net for additional details.

Note 7—Other Assets

Other assets at September 30, 2021, and  December 31, 2020, consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Cash surrender value of life insurance policies (1)	$17,773	$26,167
Deposits	1,937	2,182
Other	1,699	2,510
Total other assets	$21,409	$30,859

(1)	See Note 10—Fair Value Measurements for additional information.

EXPRO GROUP HOLDINGS N.V. (formerly named Frank's International N.V.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2021, and  December 31, 2020, consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accounts payable	$30,917	$22,277
Accrued compensation	22,302	23,212
Accrued property and other taxes	19,371	14,420
Accrued severance and other charges	1,288	2,666
Income taxes	13,560	16,029
Affiliated (1)	2,305	2,513
Accrued purchase orders and other	25,219	18,869
Total accounts payable and accrued liabilities	$114,962	$99,986

(1)	Represents amounts owed to non-consolidated affiliates.

Note 9—Debt

Credit Facility

Asset Based Revolving Credit Facility

On  November 5, 2018, FICV, Frank’s International, LLC and Blackhawk, as borrowers, and FINV, certain of FINV’s subsidiaries, including FICV, Frank’s International, LLC, Blackhawk, Frank’s International GP, LLC, Frank’s International, LP, Frank’s International LP B.V., Frank’s International Partners B.V., Frank’s International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, L.L.C., as guarantors, entered into a 5-year senior secured revolving credit facility (the “ABL Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and other financial institutions as lenders with total commitments of $100.0 million including up to $15.0 million available for letters of credit.

As of  September 30, 2021, FINV had no borrowings outstanding under the ABL Credit Facility.

On October 1, 2021, in connection with the Merger, the Company terminated the ABL Credit Facility and entered into a senior secured revolving credit facility by and among the Company and certain of its subsidiaries, including Exploration and Production Services (Holdings) Limited and Expro Holdings US Inc., as borrowers (the "New Credit Facility"), with DNB Bank ASA, London Branch, as agent, and other financial institutions as lenders with an aggregate commitment of $200.0 million with up to $130.0 million available for drawdowns as loans and up to $70.0 million for bonds and guarantees. Please see Note 17—Subsequent Events for further discussion.

EXPRO GROUP HOLDINGS N.V. (formerly named Frank's International N.V.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Fair Value Measurements

We follow fair value measurement authoritative accounting guidance for measuring fair values of assets and liabilities in financial statements. The same valuation techniques have been used consistently for all periods presented. Please see Note 10—Fair Value Measurements in the Annual Report for further discussion.

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2021 and  December 31, 2020, were as follows (in thousands):

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2021
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$17,773	$—	$17,773
Marketable securities - other	2	—	—	2
Liabilities:
Deferred compensation plan	—	18,144	—	18,144
December 31, 2020
Assets:
Investments:
Cash surrender value of life insurance policies - deferred compensation plan	$—	$26,167	$—	$26,167
Marketable securities - other	3	—	—	3
Liabilities:
Deferred compensation plan	—	20,271	—	20,271

Frank's investments associated with its deferred compensation plan consist primarily of the cash surrender value of life insurance policies and are included in other assets on the condensed consolidated balance sheets. Frank's investments change as a result of contributions, payments, and fluctuations in the market. Frank's liabilities associated with its deferred compensation plan are included in other non-current liabilities on the condensed consolidated balance sheets. Assets and liabilities, measured using significant observable inputs, are reported at fair value based on third-party broker statements, which are derived from the fair value of the funds’ underlying investments. Frank's also has marketable securities in publicly traded equity securities as an indirect result of strategic investments. They are reported at fair value based on the price of the stock and are included in other assets on the condensed consolidated balance sheets.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company applies the provisions of the fair value measurement standard to non-recurring, non-financial measurements including business combinations and assets identified as held for sale, as well as impairment related to goodwill and other long-lived assets.

Management of the Company performs goodwill impairment assessments for each reporting unit by comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. Management estimates the fair value for each reporting unit using a discounted cash flow analysis based on management’s short-term and long-term forecast of operating performance. This analysis includes significant assumptions regarding discount rates, revenue growth rates, expected profitability margins, forecasted capital expenditures and the timing of expected future cash flows based on market conditions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is measured and recorded.

When conducting an impairment test on long-lived assets, other than goodwill, the estimated future undiscounted cash flows associated with the asset are first compared to the asset’s carrying amount. If the undiscounted cash flows are less than the asset’s carrying amount, the asset’s fair value is then determined by using a discounted cash flow analysis. These analyses are based on estimates such as management’s short-term and long-term forecast of operating performance, including revenue growth rates and expected profitability margins, estimates of the remaining useful life and service potential of the asset, and a discount rate based on our weighted average cost of capital.

The impairment assessments discussed above incorporate inherent uncertainties, including projected commodity pricing, supply and demand for Frank's services and future market conditions, which are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in management's forecasts. If crude oil prices decline significantly and remain at low levels for a sustained period of time, the Company could be required to record an impairment of the carrying value of its long-lived assets in the future which could have a material adverse impact on its operating results. Given the unobservable nature of the inputs, the discounted cash flow models are deemed to use Level 3 inputs.

EXPRO GROUP HOLDINGS N.V. (formerly named Frank's International N.V.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Fair Value Considerations

The carrying values on the condensed consolidated balance sheets of Frank's cash and cash equivalents, restricted cash, short-term investments, trade accounts receivable, other current assets, accounts payable and accrued liabilities and lines of credit approximate fair values due to their short maturities.

Note 11—Related Party Transactions

Frank's has engaged in certain transactions with other companies related to it by common ownership. Frank's has entered into various operating leases to lease facilities from these affiliated companies. Rent expense associated with related party leases was $0.7 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $2.1 million and $2.3 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, $3.8 million of Frank's operating lease right-of-use assets and $4.9 million of its lease liabilities were associated with related party leases.

Prior to the initial public offering of Frank’s in 2013, a limited number of employees of a certain Mosing affiliated company were admitted as participants in the Frank’s deferred compensation plan.  The relevant Mosing affiliated company was responsible for payment of all benefits related to its employees.  During the quarter ended September 30, 2021, all such participants received final payment of all sums owed under the deferred compensation plan, and no participants remain in the plan who were not Frank’s employees.

Tax Receivable Agreement and Amended & Restated Tax Receivable Agreement

Mosing Holdings, LLC, a Delaware limited liability company (“Mosing Holdings”), converted all of its shares of our Series A convertible preferred stock into shares of Frank's common stock on August 26, 2016, in connection with its delivery to FINV of all of its interests in FICV (the “Conversion”). As a result of an election under Section 754 of the Internal Revenue Code made by FICV, the Conversion resulted in an adjustment to the tax basis of the tangible and intangible assets of FICV with respect to the portion of FICV transferred to FINV by Mosing Holdings. These adjustments are solely allocable to FINV. The adjustments to the tax basis of the tangible and intangible assets of FICV described above would not have been available absent the Conversion. The basis adjustments may reduce the amount of tax that FINV would otherwise be required to pay in the future. These basis adjustments may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

The tax receivable agreement (the “Original TRA”) that FINV entered into with FICV and Mosing Holdings in connection with FINV's initial public offering (“IPO”) generally provided for the payment by FINV to Mosing Holdings of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that FINV actually realize (or are deemed to realize in certain circumstances) in periods after FINV's IPO as a result of (i) tax basis increases resulting from the Conversion and (ii) imputed interest deemed to be paid by FINV as a result of, and additional tax basis arising from, payments under the Original TRA. Frank's retained the benefit of the remaining 15% of these cash savings, if any.

In connection with the Merger Agreement, FINV, FICV and Mosing Holdings entered into that certain Amended and Restated Tax Receivable Agreement, dated as of March 10, 2021 (the “A&R TRA”). Pursuant to the A&R TRA, on October 1, 2021, the Company made a payment of $15 million cash to settle the early termination payment obligations that would otherwise be owed to Mosing Holdings under the Original TRA as a result of the Merger. The A&R TRA also provides for other contingent payments to be made by the Company to Mosing Holdings in the future in the event the Company realizes cash tax savings from tax attributes covered under the Original TRA during the ten year period following October 1, 2021 in excess of $18,057,000. Please see Note 17—Subsequent Events for additional details.

EXPRO GROUP HOLDINGS N.V. (formerly named Frank's International N.V.)

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

The following table summarizes the basic and diluted loss per share calculations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator
Net loss	$(15,081)	$(27,791)	$(51,583)	$(148,014)
Denominator
Basic and diluted weighted average common shares (1)	38,066	37,691	37,957	37,659
Loss per common share:
Basic and diluted	$(0.40)	$(0.74)	$(1.36)	$(3.93)
(1) Approximate number of unvested restricted stock units and stock to be issued pursuant to the ESPP that have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive when results from operations are at a net loss position.	259	184	239	175

Note 13—Income Taxes

For interim financial reporting, management estimates the annual tax rate based on projected pre-tax income (loss) for the full year and records a quarterly income tax provision (benefit) in accordance with accounting guidance for income taxes. As the year progresses, the estimate of the year’s pre-tax income (loss) is refined as new information becomes available. The continual estimation process often results in a change to the expected effective tax rate for the year. When this occurs, the income tax provision (benefit) is adjusted during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the most current expected annual tax rate.

Frank's effective tax rate was (35.7)% and (29.9)% for the three months ended September 30, 2021 and 2020, respectively and (29.7)% and 0.1% for nine months ended September 30, 2021 and 2020, respectively. The quarterly sequential variance in effective tax rates is due to a change in the geographical mix of income. The year over year variance in effective tax rates is primarily due to the beneficial impact in the prior year period from the five-year net operating loss carryback provision included in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as well as a change in the geographical mix of income. Frank's is subject to tax in many U.S. and non-U.S. jurisdictions. In many non-U.S. jurisdictions Frank's is taxed on bases such as deemed profits or withholding taxes based on revenue. Consequently, the level of correlation between pre-tax income and income tax provision varies from period to period.

As a consequence of the Merger, Frank's underwent an ownership change as defined in Internal Revenue Code Section 382, which, based on information currently available, will trigger a substantial limitation on the combined company’s ability to utilize historic net operating losses ("NOLs") and will cause some of Frank’s NOLs incurred prior to January 1, 2018 to expire before the combined company will be able to utilize them.

Frank's is under audit by certain non-U.S. jurisdictions for the years 2008 - 2019. Frank's does not expect the results of these audits to have any material effect on its financial statements.

An analysis of Frank's uncertain tax positions in the various jurisdictions in which it operates has been performed and management has concluded that the positions are adequately provided for. Frank's provision for uncertain tax positions as of September 30, 2021 and December 31, 2020 included in “Other non-current liabilities” on the condensed consolidated balance sheets was $5.0 million and $3.1 million, respectively.

EXPRO GROUP HOLDINGS N.V. (formerly named Frank's International N.V.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Commitments and Contingencies

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. Frank's had no material accruals for loss contingencies, individually or in the aggregate, as of September 30, 2021 or  December 31, 2020. Company management believes the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

Frank's has been conducting, and the combined company will continue to conduct, an internal investigation of the operations of certain of its foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), its policies and other applicable laws. In June 2016, Frank's voluntarily disclosed the existence of its extensive internal review to the SEC, the U.S. Department of Justice (“DOJ”) and other governmental entities. It is the Company's intent to continue to fully cooperate with these agencies and any other applicable authorities in connection with any further investigation that may be conducted in connection with this matter. While the review has not indicated that there has been any material impact on Frank's previously filed financial statements, Frank's has continued to collect information and cooperate with the authorities.

As disclosed above, the investigation into possible violations of the FCPA remains ongoing, and the Company will continue to cooperate with the SEC, DOJ and other relevant governmental entities in connection therewith. At this time, we are unable to predict the ultimate resolution of these matters with these agencies, including any financial impact to the Company. The Company's Board of Directors (the "Board") and management are committed to continuously enhancing the Company's internal controls that support improved compliance and transparency throughout the Company's global operations.

Note 15—Severance and Other Charges, net

Frank's recognizes severance and other charges for costs associated with workforce reductions, facility closures, exiting or reducing its footprint in certain countries, asset impairments and the retirement of excess machinery and equipment based on economic utility. As a result of the downturn in the industry and its impact on Frank's business outlook, management continued to take actions to adjust Frank's operations and cost structure to reflect current and expected activity levels.

Severance and other charges, net are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Severance and other costs	$195	$3,444	$1,305	$8,776
Mergers and acquisition expense	2,763	—	12,121	—
Fixed asset impairments and retirements	—	105	171	15,584
Inventory write-offs	—	—	136	368
Intangible asset impairments	—	—	—	4,708
	$2,958	$3,549	$13,733	$29,436

Severance and other costs: Frank's incurred costs due to a continued effort to adjust its cost base, including reducing its workforce to meet the depressed demand in the industry.

Mergers and acquisition expense: During the three and nine months ended September 30, 2021, Frank's incurred $2.8 million and $12.1 million of costs, respectively, primarily related to legal and consulting services associated with the Merger.

Fixed asset impairments and retirements: During the nine months ended September 30, 2020, Frank's recognized $15.6 million primarily associated with construction in progress in the Cementing Equipment segment. During the nine months ended September 30, 2021, Frank's recognized a $0.2 million impairment associated with construction in progress in the Tubular Running Services segment. Please see Note 5—Property, Plant and Equipment for additional details.

Inventory write-offs: During the nine months ended September 30, 2020, certain inventories in the Cementing Equipment segment were determined to have costs that exceeded their net realizable values, resulting in a charge of $0.4 million. During the nine months ended September 30, 2021, certain inventories in the Tubular Running Services segment were determined to have costs that exceeded their net realizable values, resulting in a charge of $0.1 million.

Intangible asset impairments: During the nine months ended September 30, 2020, certain intangible assets were identified where the carrying value exceeded the fair value in the Cementing Equipment segment, resulting in an impairment charge of $4.7 million. No impairment was recorded during the three and nine months ended September 30, 2021. Please see Note 6—Goodwill and Intangible Assets for additional details.

Note 16—Segment Information

Reporting Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker ("CODM"), which is our Chief Executive Officer, in deciding how to allocate resources and assess performance. Frank's is comprised of three reportable segments: Tubular Running Services (“TRS”) segment, Tubulars segment and Cementing Equipment (“CE”) segment. Post-Merger, the combined company is comprised of four regional-based segments.

The TRS segment provides tubular running services globally. Internationally, the TRS segment operates in the majority of the offshore oil and gas markets and also in several onshore regions with operations in approximately 40 countries on six continents. In the U.S., the TRS segment provides services in the active onshore oil and gas drilling regions, including the Permian Basin, Eagle Ford Shale, Haynesville Shale, Marcellus Shale and Utica Shale, and in the U.S. Gulf of Mexico. As the Merger did not close until after the quarter ended September 30, 2021, the historical financial statements presented in this Quarterly Report on Form 10-Q reflect the reporting segments of Frank's, the Predecessor Registrant. The Company's customers are primarily large exploration and production companies, including international oil and gas companies, national oil and gas companies, major independents and other oilfield service companies.

EXPRO GROUP HOLDINGS N.V. (formerly named Frank's International N.V.)

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

Revenue

Revenue from contracts with customers is disaggregated by geography for each of Frank's segments, as management believes this best depicts how the nature, amount, timing and uncertainty of Frank's revenue and cash flows are affected by economic factors. Intersegment revenue is immaterial.

The following tables presents Frank's revenue disaggregated by geography, based on the location where services were provided and products sold (in thousands):

	Three Months Ended September 30, 2021
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$20,250	$13,701	$10,438	$44,389
International	57,375	5,083	8,094	70,552
Total Revenue	$77,625	$18,784	$18,532	$114,941

	Three Months Ended September 30, 2020
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$15,213	$12,483	$7,430	$35,126
International	37,713	4,000	7,578	49,291
Total Revenue	$52,926	$16,483	$15,008	$84,417

	Nine Months Ended September 30, 2021
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$58,863	$31,995	$30,996	$121,854
International	156,942	15,024	23,773	195,739
Total Revenue	$215,805	$47,019	$54,769	$317,593

	Nine Months Ended September 30, 2020
	Tubular Running Services	Tubulars	Cementing Equipment	Consolidated
United States	$64,256	$27,270	$28,245	$119,771
International	140,494	10,496	23,249	174,239
Total Revenue	$204,750	$37,766	$51,494	$294,010

EXPRO GROUP HOLDINGS N.V. (formerly named Frank's International N.V.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue by geographic area were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
United States	$44,389	$35,126	$121,854	$119,771
Europe/Middle East/Africa	33,902	20,082	91,727	77,402
Latin America	25,195	20,001	72,894	61,003
Asia Pacific	10,039	6,928	26,280	25,231
Other countries	1,416	2,280	4,838	10,603
Total Revenue	$114,941	$84,417	$317,593	$294,010

Adjusted EBITDA

Frank's defines Adjusted EBITDA as net income (loss) before interest income, net, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on disposal of assets, foreign currency gain or loss, equity-based compensation, unrealized and realized gain or loss, net severance and other charges, other non-cash adjustments and other charges. Company management reviews Adjusted EBITDA on both a consolidated basis and on a segment basis. Management uses Adjusted EBITDA to assess Frank's financial performance because it allows management to compare Frank's operating performance on a consistent basis across periods by removing the effects of Frank's capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), income tax, foreign currency exchange rates and other charges and credits. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to net income (loss), operating income (loss), cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP.

Frank's CODM uses Adjusted EBITDA as the primary measure of segment reporting performance.

EXPRO GROUP HOLDINGS N.V. (formerly named Frank's International N.V.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of Segment Adjusted EBITDA to net loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Segment Adjusted EBITDA:
Tubular Running Services	$11,912	$982	$29,790	$18,336
Tubulars	2,735	1,806	7,481	3,883
Cementing Equipment	6,389	3,376	16,036	6,806
Corporate (1)	(7,258)	(7,151)	(20,464)	(24,645)
	13,778	(987)	32,843	4,380
Goodwill impairment	—	—	—	(57,146)
Severance and other charges, net	(2,958)	(3,549)	(13,733)	(29,436)
Interest income (expense), net	(167)	(93)	(555)	618
Depreciation and amortization	(14,092)	(15,950)	(45,531)	(52,920)
Income tax (expense) benefit	(3,969)	(6,395)	(11,812)	182
Gain on disposal of assets	72	308	1,733	898
Foreign currency gain (loss)	(4,548)	2,334	(4,698)	(5,865)
Charges and credits (2)	(3,197)	(3,459)	(9,830)	(8,725)
Net loss	$(15,081)	$(27,791)	$(51,583)	$(148,014)

(1)	Includes certain expenses not attributable to a particular segment, such as costs related to support functions and corporate executives.
(2)	Comprised of Equity-based compensation expense (for the three months ended September 30, 2021 and 2020: $3,307 and $2,773, respectively, and for the nine months ended September 30, 2021 and 2020: $9,604 and $8,434, respectively), Unrealized and realized gains (losses) (for the three months ended September 30, 2021 and 2020: $199 and $(113), respectively, and for the nine months ended September 30, 2021 and 2020: $(7) and $1,480, respectively) and Investigation-related matters (for the three months ended September 30, 2021 and 2020: $89 and $573, respectively, and for the nine months ended September 30, 2021 and 2020: $219 and $1,771, respectively).

EXPRO GROUP HOLDINGS N.V. (formerly named Frank's International N.V.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information with respect to Frank's reportable segments (in thousands):

	Tubular Running Services	Tubulars	Cementing Equipment	Corporate	Total
Three Months Ended September 30, 2021
Revenue from external customers	$77,625	$18,784	$18,532	$—	$114,941
Operating income (loss)	902	837	3,680	(12,163)	(6,744)
Adjusted EBITDA	11,912	2,735	6,389	(7,258)	*
Three Months Ended September 30, 2020
Revenue from external customers	$52,926	$16,483	$15,008	$—	$84,417
Operating income (loss)	(13,717)	860	1,160	(12,049)	(23,746)
Adjusted EBITDA	982	1,806	3,376	(7,151)	*
Nine Months Ended September 30, 2021
Revenue from external customers	$215,805	$47,019	$54,769	$—	$317,593
Operating income (loss)	(7,148)	2,368	8,010	(38,625)	(35,395)
Adjusted EBITDA	29,790	7,481	16,036	(20,464)	*
Nine Months Ended September 30, 2020
Revenue from external customers	$204,750	$37,766	$51,494	$—	$294,010
Operating income (loss)	(28,284)	1,327	(78,824)	(39,459)	(145,240)
Adjusted EBITDA	18,336	3,883	6,806	(24,645)	*

* Non-GAAP financial measure not disclosed.

Note 17—Subsequent Events

On October 1, 2021, the Company (formerly named Frank’s International N.V.) completed its previously announced Merger with Legacy Expro pursuant to the Merger Agreement. Further, on September 30, 2021, the Prior Board unanimously approved a 1-for-6 reverse stock split of Frank’s common stock, which was effected on October 1, 2021. On October 4, 2021, the first trading day following the closing of the Merger, the Company Common Stock began trading on a post-reverse split basis on the New York Stock Exchange under the new name and new ticker symbol “XPRO.”

Pursuant to the Merger Agreement,  as of the effective time of the Merger (the “Effective Time”), each outstanding ordinary share of common stock, par value $0.01 per share, of Legacy Expro was converted into the right to receive 1.2120 shares of common stock, nominal value €0.06 per share, of the Company (“Company Common Stock”). The number of shares of Company Common Stock received by the Legacy Expro shareholders was equal to 7.2720 (the “Exchange Ratio” as provided in the Merger Agreement) multiplied by the 1-for-6 reverse stock split ratio. Further, pursuant to the Merger Agreement, at the Effective Time, the articles of association of the Company (the “Company Articles”) were amended to increase the total authorized capital stock of the Company from 798,096,000 shares of Company Common Stock to 1,200,000,000 shares of Company Common Stock (200,000,000 shares of Company Common Stock on a post-reverse split basis) and to effect certain other amendments to the Company Articles contemplated by the Merger Agreement. All of the outstanding Company Common Stock share numbers, nominal value, share prices and per share amounts in these condensed consolidated financial statements have been retroactively adjusted to reflect a 1-for-6 reverse stock split for all periods presented.

In connection with the Merger, on October 1, 2021, the Company and certain of its subsidiaries, including Exploration and Production Services (Holdings) Limited and Expro Holdings US Inc., as borrowers, entered into the New Credit Facility with DNB Bank ASA, London Branch, as agent, and other financial institutions as lenders with an aggregate commitment of $200.0 million with up to $130.0 million available for drawdowns as loans and up to $70.0 million for bonds and guarantees. Subject to the terms of the New Credit Facility, the Company has the ability to increase the commitments to $250.0 million. Proceeds of the New Credit Facility may be used for general corporate and working capital purposes. The New Credit Facility replaces the ABL Credit Facility and the senior secured revolving facility of Legacy Expro, which both terminated on October 1, 2021 in connection with the Merger.

In connection with the Merger Agreement, the Company, FICV, and Mosing Holdings entered into the A&R TRA that amended and restated the Original TRA. Pursuant to the A&R TRA, on October 1, 2021, the Company made a payment of $15 million cash to settle the early termination payment obligations that would otherwise be owed to Mosing Holdings under the Original TRA as a result of the Merger. The A&R TRA also provides for other contingent payments to be made by the Company to Mosing Holdings in the future in the event the Company realizes cash tax savings from tax attributes covered under the Original TRA during the ten year period following October 1, 2021 in excess of $18,057,000.

Please refer to the Company's Current Report on Form 8-K filed on October 1, 2021 for further details regarding the completion of the Merger, the New Credit Facility and the A&R TRA.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals and our current expectations with respect to, among other things:

•	business strategy and prospects for growth;
•	post-Merger integration;
•	cash flows and liquidity;
•	financial strategy, budget, projections and operating results;
•	the amount, nature and timing of capital expenditures;
•	the availability and terms of capital;
•	competition and government regulations; and
•	general economic conditions.

These forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “plan,” “potential,” “predict,” “project,” or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

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

The impact of the COVID-19 pandemic and related economic, business and market disruptions continue to evolve, and its future effects are uncertain. The continued impact of COVID-19 on the Company’s business will depend on many factors, many of which are beyond management's control and knowledge. It is therefore difficult for management to assess or predict with accuracy the broad future effects of this health crisis on the global economy, the energy industry or the Company’s business. As additional information becomes available, events or circumstances change and strategic operational decisions are made by management, further adjustments may be required which could have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

These and other important factors that could affect our operating results and performance are described in (1) “Risk Factors” in Part II, Item 1A of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and elsewhere within this Form 10-Q, (2) Frank's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021 (the “Annual Report”), (3) Frank’s proxy statement/prospectus dated August 5, 2021 filed by with the SEC on August 6, 2021, (4) other reports and filings we make with the SEC from time to time and (5) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Frank's financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Frank's Annual Report. The following discusses Frank’s results of operations prior to the Merger, and is not indicative of the Company’s prospective results of operations following the Merger.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” of this Form 10-Q. Unless the context indicates otherwise, in this Quarterly Report on Form 10-Q, the terms “Expro,” “Company,” “we,” “us” and “our” refer to Expro Group Holdings N.V. and, where appropriate, its consolidated subsidiaries following the reverse merger described below. References to the terms “Frank's” or the “Predecessor Registrant” refer to Frank's International N.V., the predecessor reporting entity prior to the reverse merger described below, and references to “Legacy Expro” refer to Expro Group Holdings International Limited, the entity acquired by the Predecessor Registrant in the reverse merger.

Merger Agreement

On March 10, 2021, Frank’s and New Eagle Holdings Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of Frank’s (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Legacy Expro providing for the merger of Legacy Expro with and into Merger Sub in an all-stock transaction, with Merger Sub surviving the merger as a direct, wholly owned subsidiary of Frank’s (the “Merger”). The Merger closed on October 1, 2021, and Frank's was renamed “Expro Group Holdings N.V.”  Further, pursuant to the Merger Agreement, at the Effective Time, the articles of association of the Company (the “Company Articles”) were amended to increase the total authorized capital stock of the Company from 798,096,000 shares of Company Common Stock to 1,200,000,000 shares of Company Common Stock (200,000,000 shares of Company Common Stock on a post-reverse split basis) and to effect certain other amendments to the Company Articles contemplated by the Merger Agreement. The Company issued approximately 71 million shares of Company Common Stock in the Merger to Legacy Expro shareholders. On September 30, 2021, Frank’s pre-Merger board of directors (the “Prior Board”) unanimously approved a 1-for-6 reverse stock split of Frank’s common stock, which was effected on October 1, 2021. As the Merger did not close until after the end of the quarter ended September 30, 2021, the historical financial statements presented in this Quarterly Report on Form 10-Q reflect the financial position, results of operations and cash flows of Frank's, the Predecessor Registrant. All of the outstanding Company Common Stock share numbers, nominal value, share prices and per share amounts in this discussion and analysis have been retroactively adjusted to reflect a 1-for-6 reverse stock split for all periods presented.

Frank's Prior to the Merger

Prior to the Merger, Frank's was a global provider of highly engineered tubular services, tubular fabrication and specialty well construction and well intervention solutions to the oil and gas industry and had been in business for over 80 years. Frank's provided its services and products to leading exploration and production companies in both offshore and onshore environments, with a focus on complex and technically demanding wells.

Frank's conducted its business through three operating segments:

•

Tubular Running Services. The Tubular Running Services (“TRS”) segment provided tubular running services globally. Internationally, the TRS segment operated in the majority of the offshore oil and gas markets and also in several onshore regions with operations in approximately 40 countries on six continents. In the U.S., the TRS segment provided services in the active onshore oil and gas drilling regions, including the Permian Basin, Eagle Ford Shale, Haynesville Shale, Marcellus Shale and Utica Shale, as well as in the U.S. Gulf of Mexico. Customers in these markets are primarily large exploration and production companies, including international oil and gas companies, national oil and gas companies, major independents and other oilfield service companies.

•

Tubulars. The Tubulars segment designed, manufactured and distributed connectors and casing attachments for large outside diameter (“OD”) heavy wall pipe. Additionally, the Tubulars segment sold large OD pipe originally manufactured by various pipe mills, as plain end or fully fabricated with proprietary welded or thread-direct connector solutions and provided specialized fabrication and welding services in support of offshore deepwater projects, including drilling and production risers, flowlines and pipeline end terminations, as well as long-length tubular assemblies up to 400 feet in length. The Tubulars segment also specialized in the development, manufacture and supply of proprietary drilling tool solutions that focused on improving drilling productivity through eliminating or mitigating traditional drilling operational risks.

•

Cementing Equipment. The Cementing Equipment (“CE”) segment provided specialty equipment to enhance the safety and efficiency of rig operations. It provided specialized equipment, services and products utilized in the construction of the wellbore in both onshore and offshore environments. The product portfolio of this segment included casing accessories that served to improve the installation of casing, centralization and wellbore zonal isolation, as well as enhance cementing operations through advance wiper plug and float equipment technology. The CE segment also provided services and products utilized in the construction, completion or abandonment of the wellbore. These solutions are primarily used to isolate portions of the wellbore through the setting of barriers downhole to allow for rig evacuation in case of inclement weather, maintenance work on other rig equipment, squeeze cementing, pressure testing within the wellbore, hydraulic fracturing and temporary and permanent abandonments. These offerings improve operational efficiencies and limit non-productive time if unscheduled events are encountered at the wellsite.

Expro after the Merger

Following completion of the Merger, the business conducted by Legacy Expro became the majority of the business conducted by the Company. Working for clients across the entire well life cycle, the Company is a leading provider of energy services, offering cost-effective, innovative solutions and what the Company considered to be best-in-class safety and service quality.  The Company’s extensive portfolio of capabilities spans well construction, well flow management, subsea well access, and well integrity and intervention.

Outlook

The outlook for the last quarter of 2021 and through 2022 indicates a continuing modest recovery in exploration and production expenditures, albeit at different rates in individual countries depending on a range of factors, including the slow but steady drawdown on global oil inventories and increasing oil production offset by a slower rate of demand growth, uncertainty about COVID-19 recovery, the impact of governmental restrictions and any new variants or a resurgence over the winter period.

We expect that crude oil demand and associated customer activity will continue to increase in the mid to long term toward pre-pandemic levels. We remain vigilant to the uncertainty that OPEC-controlled supply and U.S. and international activity levels can have on the market.

While the Gulf of Mexico is expected to remain relatively flat through 2022, operators will continue to look to the Company’s digital and automated technologies to drive operational efficiencies with reduced personnel. The Company has had recent success in bolstering its market share in the Gulf of Mexico with digital and automated technology that remove personnel from the rig site, and as we see increased activity levels in the international markets, we are well positioned to adopt this same technology blueprint to these markets.

We anticipate the Company’s U.S. land business will continue to improve through at least 2022, supported by recent commercialization of performance drilling technologies and digital solutions that increase operational efficiency. In international markets, we expect exploration activity to become more near-field and infrastructure led in the near- to intermediate-term, with field developments also accelerated to maximize the economic recovery. Consistent with past recoveries, incremental operational expenditures and brownfield enhancement programs are expected to be an initial area of customer focus and, in select markets, we are seeing some signs of a recovery in intervention and well integrity projects, execution of which is a traditional strength of Legacy Expro supported by its subsea well access and well assurance technologies. We expect to see moderate growth of these service lines over the following periods.

Evaluation of Operations

Prior to the Merger, management used a number of financial and operational measures to routinely analyze and evaluate the performance of the Frank's businesses, including revenue, Adjusted EBITDA, Adjusted EBITDA margin and safety performance.

Revenue

Company management analyzes revenue growth by comparing actual monthly revenue to internal projections for each month to assess business performance. Management also assesses incremental changes in monthly revenue across operating segments to identify potential areas for improvement.

Adjusted EBITDA and Adjusted EBITDA Margin

Frank's defines Adjusted EBITDA as net income (loss) before interest income, net, depreciation and amortization, income tax benefit or expense, asset impairments, gain or loss on disposal of assets, foreign currency gain or loss, equity-based compensation, unrealized and realized gains or losses, other non-cash adjustments and other charges or credits. Adjusted EBITDA margin reflects Adjusted EBITDA as a percentage of revenue. Management reviews Adjusted EBITDA and Adjusted EBITDA margin on both a consolidated basis and on a segment basis. Frank's uses Adjusted EBITDA and Adjusted EBITDA margin to assess its financial performance because it allows management to compare operating performance on a consistent basis across periods by removing the effects of Frank's capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), income tax, foreign currency exchange rates and other charges and credits. Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income (loss), operating income (loss), cash flow from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”).

The following table presents a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net loss	$(15,081)	$(27,791)	$(51,583)	$(148,014)
Goodwill impairment	—	—	—	57,146
Severance and other charges, net	2,958	3,549	13,733	29,436
Interest (income) expense, net	167	93	555	(618)
Depreciation and amortization	14,092	15,950	45,531	52,920
Income tax expense (benefit)	3,969	6,395	11,812	(182)
Gain on disposal of assets	(72)	(308)	(1,733)	(898)
Foreign currency (gain) loss	4,548	(2,334)	4,698	5,865
Charges and credits (1)	3,197	3,459	9,830	8,725
Adjusted EBITDA	$13,778	$(987)	$32,843	$4,380
Adjusted EBITDA margin	12.0%	(1.2)%	10.3%	1.5%

(1)	Comprised of Equity-based compensation expense (for the three months ended September 30, 2021 and 2020: $3,307 and $2,773, respectively, and for the nine months ended September 30, 2021 and 2020: $9,604 and $8,434, respectively), Unrealized and realized (gains) losses (for the three months ended September 30, 2021 and 2020: $(199) and $113, respectively, and for the nine months ended September 30, 2021 and 2020: $7 and $(1,480), respectively) and Investigation-related matters (for the three months ended September 30, 2021 and 2020: $89 and $573, respectively, and for the nine months ended September 30, 2021 and 2020: $219 and $1,771, respectively).

For a reconciliation of Adjusted EBITDA on a segment basis to the most comparable measure calculated in accordance with GAAP, see “Operating Segment Results.”

Safety and Quality Performance

Safety is one of our primary core values. Maintaining a strong safety record is a critical component of our operational success. Many of our customers have safety standards we must satisfy before we can perform services. As a result, we continually monitor our safety performance through the evaluation of safety observations, job and customer surveys, and safety data. The primary measure for Frank's safety performance is the tracking of the Total Recordable Incident Rate which is reviewed on both a monthly and rolling twelve-month basis.

Consolidated Results of Operations

The following table presents Frank's consolidated results for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)
Revenue:
Services	$95,821	$66,418	$267,864	$246,084
Products	19,120	17,999	49,729	47,926
Total revenue	114,941	84,417	317,593	294,010

Operating expenses:
Cost of revenue, exclusive of depreciation and amortization
Services	70,627	56,574	203,181	197,005
Products	15,489	13,733	40,811	36,007
General and administrative expenses	18,591	18,665	51,465	67,634
Depreciation and amortization	14,092	15,950	45,531	52,920
Goodwill impairment	—	—	—	57,146
Severance and other charges, net	2,958	3,549	13,733	29,436
Gain on disposal of assets	(72)	(308)	(1,733)	(898)
Operating loss	(6,744)	(23,746)	(35,395)	(145,240)

Other income (expense):
Other income, net	347	109	877	2,291
Interest income (expense), net	(167)	(93)	(555)	618
Foreign currency gain (loss)	(4,548)	2,334	(4,698)	(5,865)
Total other income (expense)	(4,368)	2,350	(4,376)	(2,956)

Loss before income taxes	(11,112)	(21,396)	(39,771)	(148,196)
Income tax expense (benefit)	3,969	6,395	11,812	(182)
Net loss	$(15,081)	$(27,791)	$(51,583)	$(148,014)

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenue. Revenue from external customers, excluding intersegment sales, for the three months ended September 30, 2021 increased by $30.5 million, or 36.2%, to $114.9 million from $84.4 million for the three months ended September 30, 2020. Revenue increased across all segments as the prior year was significantly impacted by the onset of the COVID-19 pandemic and resulting decline in oil prices. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

Cost of revenue, exclusive of depreciation and amortization. Cost of revenue for the three months ended September 30, 2021 increased by $15.8 million, or 22.5%, to $86.1 million from $70.3 million for the three months ended September 30, 2020. The increase was driven by improved activity levels as compared to the prior year.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2021 were flat as compared to the three months ended September 30, 2020 due to previously implemented restructuring and cost cutting measures.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2021 decreased by $1.9 million, or 11.6%, to $14.1 million from $16.0 million for the three months ended September 30, 2020, as a result of a lower depreciable base.

Severance and other charges, net. Severance and other charges, net for the three months ended September 30, 2021 decreased by $0.6 million, or 16.7%, to $2.9 million from $3.5 million for the three months ended September 30, 2020. Severance and other charges, net for the three months ended September 30, 2021 benefited from lower severance costs as the prior year was negatively impacted by the effects of COVID-19. See Note 15—Severance and Other Charges, net in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Foreign currency gain (loss). Foreign currency gain (loss) for the three months ended September 30, 2021 changed by $6.9 million, to a loss of $4.5 million from a gain of $2.3 million for the three months ended September 30, 2020. The change in foreign currency results year-over-year was primarily driven by weakening of the U.S. dollar in the current period as compared to the prior year period against the Norwegian Krone and Pound Sterling.

Income tax expense. Income tax expense for the three months ended September 30, 2021 decreased by $2.4 million to $4.0 million from $6.4 million for the three months ended September 30, 2020, primarily as a result of a change in the jurisdictional sources of income, namely a decrease in revenue in certain regions that apply withholding or revenue based taxes. We are subject to many U.S. and foreign tax jurisdictions and many tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases such as income before taxes, deemed profits (which is generally determined using a percentage of revenue rather than profits) and withholding taxes based on revenue; consequently, the relationship between our pre-tax income from operations and our income tax provision varies from period to period based on the overall effective tax rate for all jurisdictions in which we operate.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenue. Revenue from external customers, excluding intersegment sales, for the nine months ended September 30, 2021 increased by $23.6 million, or 8.0%, to $317.6 million from $294.0 million for the nine months ended September 30, 2020. Revenue increased across all segments as the prior year was significantly impacted by the onset of the COVID-19 pandemic and resulting decline in oil prices. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

Cost of revenue, exclusive of depreciation and amortization. Cost of revenue for the nine months ended September 30, 2021 increased by $11.0 million, or 4.7%, to $244.0 million from $233.0 million for the nine months ended September 30, 2020. The increase was driven by improved activity levels as compared to the prior year period in Frank's TRS segment.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2021 decreased by $16.2 million, or 23.9%, to $51.4 million from $67.6 million for the nine months ended September 30, 2020 due to previously implemented restructuring and cost cutting measures.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2021 decreased by $7.4 million, or 14.0%, to $45.5 million from $52.9 million for the nine months ended September 30, 2020, as a result of a lower depreciable base and less intangible asset amortization.

Goodwill impairment. We recognized a goodwill impairment of $57.1 million during the nine months ended September 30, 2020. No goodwill impairment was recognized during the nine months ended September 30, 2021. See Note 6—Goodwill and Intangible Assets in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Severance and other charges, net. Severance and other charges, net for the nine months ended September 30, 2021 decreased by $15.7 million to $13.7 million from $29.4 million for the nine months ended September 30, 2020. Severance and other charges, net for the nine months ended September 30, 2020 was unfavorably impacted by fixed asset impairment charges of $15.5 million and intangible asset impairments of $4.7 million, primarily driven by COVID-19-related activity disruptions and customer spending cuts in response to falling oil prices. See Note 15—Severance and Other Charges, net in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Foreign currency gain (loss). Foreign currency loss for the nine months ended September 30, 2021 decreased by $1.2 million, or 19.9%, to $4.7 million compared to $5.9 million for the nine months ended September 30, 2020. Current year results were negatively impacted by weakening of the U.S. dollar against the Norwegian Krone and Pound Sterling. Prior year results were negatively impacted by the effects of COVID-19.

Income tax expense (benefit). Income tax expense (benefit) for the nine months ended September 30, 2021 changed by $12.0 million to an expense of $11.8 million from a benefit of $0.2 million for the nine months ended September 30, 2020. The prior year period benefited from the 5-year net operating loss carryback provision included in the CARES Act.

Operating Segment Results

The following table presents revenue and Adjusted EBITDA by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Tubular Running Services	$77,625	$52,926	$215,805	$204,750
Tubulars	18,784	16,483	47,019	37,766
Cementing Equipment	18,532	15,008	54,769	51,494
Total	$114,941	$84,417	$317,593	$294,010

Segment Adjusted EBITDA (1):
Tubular Running Services	$11,912	$982	$29,790	$18,336
Tubulars	2,735	1,806	7,481	3,883
Cementing Equipment	6,389	3,376	16,036	6,806
Corporate (2)	(7,258)	(7,151)	(20,464)	(24,645)
	$13,778	$(987)	$32,843	$4,380

(1)

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. (For a reconciliation of Adjusted EBITDA, see “Adjusted EBITDA and Adjusted EBITDA Margin”).

(2)	Includes certain expenses not attributable to a particular segment, such as costs related to support functions and corporate executives.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Tubular Running Services

Revenue for the TRS segment was $77.6 million for the three months ended September 30, 2021, an increase of $24.7 million, or 46.7%, compared to $52.9 million for the same period in 2020. The increase was driven by improved activity levels across most regions as the prior year was significantly impacted by COVID-19-related activity disruptions and customer spending cuts in response to falling oil prices, primarily in Africa, Europe, and the U.S. land and offshore markets.

Adjusted EBITDA for the TRS segment was $11.9 million for the three months ended September 30, 2021, an increase of $10.9 million, compared to $1.0 million for the same period in 2020. Improved activity levels in Africa, Europe, and the U.S. land and offshore markets contributed to the increase.

Tubulars

Revenue for the Tubulars segment was $18.8 million for the three months ended September 30, 2021, an increase of $2.3 million, or 14.0%, compared to $16.5 million for the same period in 2020, primarily as a result of improved activity levels and increased tubular product sales as compared to the prior year, which was impacted by COVID-19-related activity disruptions and customer spending cuts in response to falling oil prices.

Adjusted EBITDA for the Tubulars segment was $2.7 million for the three months ended September 30, 2021, an increase of $0.9 million, or 51.4%, compared to $1.8 million for the same period in 2020, primarily due to the increase in revenue.

Cementing Equipment

Revenue for the CE segment was $18.5 million for the three months ended September 30, 2021, an increase of $3.5 million, or 23.5%, compared to $15.0 million for the same period in 2020, driven by improved drilling activity and increased product sales in the U.S. as a result of the recovery in oil prices.

Adjusted EBITDA for the CE segment was $6.4 million for the three months ended September 30, 2021, an increase of $3.0 million, or 89.2%, compared to $3.4 million for the same period in 2020, due to increased revenue, particularly in the U.S. offshore market and ongoing cost management.

Corporate

Adjusted EBITDA for Corporate was a loss of $7.3 million for the three months ended September 30, 2021, and was flat compared to the same period in 2020 primarily due to restructuring and previously implemented cost cutting measures.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Tubular Running Services

Revenue for the TRS segment was $215.8 million for the nine months ended September 30, 2021, an increase of $11.0 million, or 5.4%, compared to $204.8 million for the same period in 2020. The increase was driven by improved activity levels across Africa and Europe as the prior year was significantly impacted by COVID-19-related activity disruptions and customer spending cuts in response to falling oil prices.

Adjusted EBITDA for the TRS segment was $29.8 million for the nine months ended September 30, 2021, an increase of $11.5 million, or 62.5%, compared to $18.3 million for the same period in 2020. Segment results for 2021 were positively impacted by improved activity levels and cost cutting measures implemented after the onset of the pandemic.

Tubulars

Revenue for the Tubulars segment was $47.0 million for the nine months ended September 30, 2021, an increase of $9.2 million, or 24.5%, compared to $37.8 million for the same period in 2020, primarily as a result of an increase in Gulf of Mexico and international tubular products sales.

Adjusted EBITDA for the Tubulars segment was $7.5 million for the nine months ended September 30, 2021, an increase of $3.6 million, or 92.7%, compared to $3.9 million for the same period in 2020. An increase in high margin Gulf of Mexico and international tubular products sales contributed to the improvement.

Cementing Equipment

Revenue for the CE segment was $54.8 million for the nine months ended September 30, 2021, an increase of $3.3 million, or 6.4%, compared to $51.5 million for the same period in 2020, driven by improved drilling activity and increased product sales in the U.S. land and offshore markets as a result of the recovery in oil prices.

Adjusted EBITDA for the CE segment was $16.0 million for the nine months ended September 30, 2021, an increase of $9.2 million, or 135.6%, compared to $6.8 million for the same period in 2020, primarily due to improved activity levels and cost cutting measures implemented after the onset of the pandemic.

Corporate

Adjusted EBITDA for Corporate was a loss of $20.5 million for the nine months ended September 30, 2021, an improvement of $4.2 million, or 17.0%, compared to a loss of $24.6 million for the same period in 2020, primarily due to lower costs as a result of restructuring and cost cutting measures.

Liquidity and Capital Resources

Liquidity

At September 30, 2021, Frank's had cash and cash equivalents of $203.0 million and no debt. Frank's primary sources of liquidity to date have been cash flows from operations and its primary uses of capital have been for capital expenditures. Management continually monitors potential capital sources, including equity and debt financing, in order to meet investment and target liquidity requirements.

The Prior Board authorized a program to repurchase Company Common Stock from time to time. Approximately $38.5 million remained authorized for repurchases as of September 30, 2021, subject to the limitation set in the shareholder authorization for repurchases of Company Common Stock, which is currently 10% of the common stock outstanding as of August 3, 2021. From the inception of this program in February 2020, 95,007 shares of common stock were repurchased for a total cost of approximately $1.5 million. This program was suspended during the second quarter of 2020 due to the impacts of COVID-19 and commodity price declines.

Total capital expenditures associated with Frank's product lines are estimated to be approximately $15 million in 2021, of which approximately 90% are expected to be used for the purchase and manufacture of equipment and 10% for other property, plant and equipment. The actual amount of capital expenditures for the manufacture of equipment may fluctuate based on market conditions and timing of deliveries. During the nine months ended September 30, 2021 and 2020, cash expenditures related to property, plant and equipment were $7.6 million and $25.7 million, respectively, all of which were funded from internally generated funds. Management believes cash on hand should be sufficient to fund capital expenditure and liquidity requirements for the remainder of 2021.

We review from time to time possible acquisition opportunities as an important element of our long-term business strategy. The timing, size or success of any acquisition efforts and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with cash on hand and proceeds from debt and/or equity issuances and may issue equity directly to the sellers. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend on our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, any additional debt service requirements we take on could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to shareholders.

Credit Facility

On November 5, 2018, FICV, Frank’s International, LLC and Blackhawk, as borrowers, and FINV, certain of FINV’s subsidiaries, including FICV, Frank’s International, LLC, Blackhawk, Frank’s International GP, LLC, Frank’s International, LP, Frank’s International LP B.V., Frank’s International Partners B.V., Frank’s International Management B.V., Blackhawk Intermediate Holdings, LLC, Blackhawk Specialty Tools, LLC, and Trinity Tool Rentals, L.L.C., as guarantors, entered into a 5-year senior secured revolving credit facility (the “ABL Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and other financial institutions as lenders with total commitments of $100.0 million including up to $15.0 million available for letters of credit. As of September 30, 2021, FINV had no borrowings outstanding under the ABL Credit Facility.

In connection with the Merger, on October 1, 2021, the Company terminated the ABL Credit Facility and entered into the New Credit Facility (defined below).

On October 1, 2021, the Company and certain of its subsidiaries, including Exploration and Production Services (Holdings) Limited and Expro Holdings US Inc., as borrowers, entered into a senior secured revolving credit facility (the “New Credit Facility”) with DNB Bank ASA, London Branch, as agent, and other financial institutions as lenders with an aggregate commitment of $200.0 million with up to $130.0 million available for drawdowns as loans and up to $70.0 million for bonds and guarantees. Subject to the terms of the New Credit Facility, the Company has the ability to increase the commitments to $250.0 million. Proceeds of the New Credit Facility may be used for general corporate and working capital purposes.

Tax Receivable Agreement and Amended and Restated Tax Receivable Agreement

Mosing Holdings, LLC, a Delaware limited liability company (“Mosing Holdings”), converted all of its shares of Frank's Series A convertible preferred stock into shares of Frank’s common stock on August 26, 2016, in connection with its delivery to FINV of all of its interests in FICV (the “Conversion”). As a result of an election under Section 754 of the Internal Revenue Code made by FICV, the Conversion resulted in an adjustment to the tax basis of the tangible and intangible assets of FICV with respect to the portion of FICV transferred to FINV by Mosing Holdings. These adjustments are solely allocable to FINV. The adjustments to the tax basis of the tangible and intangible assets of FICV described above would not have been available absent the Conversion. The basis adjustments may reduce the amount of tax that FINV would otherwise be required to pay in the future. These basis adjustments may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

The tax receivable agreement (the “Original TRA”) that FINV entered into with FICV and Mosing Holdings in connection with FINV’s initial public offering (“IPO”) generally provided for the payment by FINV to Mosing Holdings of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that FINV actually realize (or are deemed to realize in certain circumstances) in periods after FINV’s IPO as a result of (i) tax basis increases resulting from the Conversion and (ii) imputed interest deemed to be paid by FINV as a result of, and additional tax basis arising from, payments under the Original TRA. Frank's retained the benefit of the remaining 15% of these cash savings, if any.

In connection with the Merger Agreement, FINV, FICV and Mosing Holdings entered into that certain Amended and Restated Tax Receivable Agreement, dated as of March 10, 2021 (the “A&R TRA”). Pursuant to the A&R TRA, on October 1, 2021, the Company made a payment of $15 million cash to settle the early termination payment obligations that would otherwise be owed to Mosing Holdings under the Original TRA as a result of the Merger. The A&R TRA also provides for other contingent payments to be made by the Company to Mosing Holdings in the future in the event the Company realizes cash tax savings from tax attributes covered under the Original TRA during the ten year period following October 1, 2021 in excess of $18,057,000. Please see Note 17—Subsequent Events in the Notes to Unaudited Condensed Consolidated Financial Statements for additional details.

Cash Flows from Operating, Investing and Financing Activities

Cash flows from Frank's operations, investing and financing activities are summarized below (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Operating activities	$(12,196)	$25,315
Investing activities	4,589	(16,209)
Financing activities	(2,671)	(1,689)
	(10,278)	7,417
Effect of exchange rate changes on cash	3,770	3,267
Net increase (decrease) in cash, cash equivalents and restricted cash	$(6,508)	$10,684

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

Operating Activities

Cash flow provided by (used in) operating activities was $(12.2) million for the nine months ended September 30, 2021, compared to $25.3 million for the same period in 2020. The change in cash flow from operating activities of $37.5 million was primarily a result of unfavorable changes in accounts receivable and inventories, partially offset by favorable changes in accounts payable and accrued liabilities. Overall, changes in accounts receivable and inventories, net of accounts payable and accrued liabilities resulted in a use of cash for the nine months ended September 30, 2021 of $15.2 million and a source of cash for the nine months ended September 30, 2020 of $37.2 million.

Investing Activities

Cash flow provided by (used in) investing activities was $4.6 million for the nine months ended September 30, 2021, compared to $(16.2) million in the same period in 2020, a year-over-year change of $20.8 million primarily due to a decrease of $18.1 million in the purchases of property, plant, and equipment and an increase in net proceeds from investments of $7.5 million.

Financing Activities

Cash flow used in financing activities was $2.7 million for the nine months ended September 30, 2021, compared to $1.7 million in the same period in 2020. The increase in cash flow used in financing activities of $1.0 million was due to increased repayment of borrowings of $1.6 million and an increase of $0.8 million of treasury shares withheld for taxes, partially offset by repurchases under our publicly announced share repurchase program of $1.5 million during the nine months ended September 30, 2020.

Off-Balance Sheet Arrangements

Frank's did not have any material off-balance sheet arrangements as of September 30, 2021, with the exception of purchase obligations.

Critical Accounting Policies

There were no changes to Frank's significant accounting policies from those disclosed in the Annual Report.

Impact of Recent Accounting Pronouncements

Refer to Note 1—Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of accounting standards recently adopted or that will be required to be adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report. Frank's exposure to market risk has not changed materially since December 31, 2020.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of Frank's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Frank's disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that Frank's disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

Except as described below, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in Frank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the period covered by this quarterly report.

With the closing of the Merger on October 1, 2021, there was a change in management and a process was initiated to integrate Frank's and Legacy Expro. We expect these changes to have a significant impact on internal control over financial reporting going forward. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business post-Merger, but cannot assure you that such actions will be sufficient to provide us with effective internal control over financial reporting.

During the first quarter of 2021, Frank's implemented a new enterprise resource planning (“ERP”) system. In connection with this ERP system, updates were made to internal controls over financial reporting to accommodate modifications to business processes and accounting procedures. As with all new information systems, this ERP system and the related internal controls over financial reporting will require testing for effectiveness. We do not believe that the transition to this ERP system will have an adverse effect on the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. Frank's had no material accruals for loss contingencies, individually or in the aggregate, as of September 30, 2021 or December 31, 2020. Company management believes the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

Frank’s has been conducting, and the combined company will continue to conduct, an internal investigation of the operations of certain of its foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), its policies and other applicable laws. In June 2016, Frank's voluntarily disclosed the existence of its extensive internal review to the SEC, the U.S. Department of Justice (“DOJ”) and other governmental entities. It is the Company’s intent to continue to fully cooperate with these agencies and any other applicable authorities in connection with any further investigation that may be conducted in connection with this matter. While the review has not indicated that there has been any material impact on Frank's previously filed financial statements, Frank's has continued to collect information and cooperate with the authorities.

As disclosed above, the investigation into possible violations of the FCPA remains ongoing, and the Company will continue to cooperate with the SEC, DOJ and other relevant governmental entities in connection therewith. At this time, we are unable to predict the ultimate resolution of these matters with these agencies, including any financial impact to the Company. The Company’s Board of Directors (the “Board”) and management are committed to continuously enhancing the Company’s internal controls that support improved compliance and transparency throughout the Company’s global operations.

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks discussed below and under the heading “Risk Factors” in the Annual Report, Frank’s subsequently filed quarterly reports on Form 10-Q and Frank’s proxy statement/prospectus dated August 5, 2021 filed by with the SEC on August 6, 2021, which risks could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations. The “Company,” “we,” “our,” and “us” refer to Expro Group Holdings N.V., the successor reporting entity following the consummation of the Merger.

Risk Factors Relating to the Merger

The failure to integrate successfully the businesses of Frank’s and Legacy Expro in the expected timeframe could adversely affect the combined company’s future results.

The Merger involves the integration of two companies that prior to October 1, 2021, operated independently. The success of the Merger will depend—in large part—on the ability of the combined company to realize the anticipated benefits, including cost savings, among others, from combining the businesses of Frank’s and Legacy Expro. To realize these anticipated benefits, the businesses of Frank’s and Legacy Expro must be successfully integrated. This integration will be complex and time-consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company not achieving the anticipated benefits of the Merger.

Potential difficulties that may be encountered in the integration process include the following:

•	integrating the businesses of Frank’s and Legacy Expro in a manner that permits the combined company to achieve the full benefit of cost savings that are anticipated to result from the Merger;
•	complexities associated with managing the larger, more complex combined business;
•	complexities associated with integrating the workforces of the two companies;
•

potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the post-Merger integration, including one-time cash costs to integrate the two companies that may exceed the anticipated range of such one-time cash costs that Frank’s and Legacy Expro estimated as of the date of execution of the Merger Agreement; and

•	performance shortfalls of the combined company as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations.

Any of these difficulties in successfully integrating the businesses of Frank’s and Legacy Expro, or any delays in the integration process, could adversely affect the combined company’s ability to achieve the anticipated benefits of the Merger and could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if the combined company is able to integrate the business operations of Frank’s and Legacy Expro successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that the Company management currently expects from this integration or that these benefits will be achieved within the anticipated time frame.

The synergies attributable to the Merger may vary from expectations.

The Company may fail to realize the anticipated benefits and synergies expected from the Merger, which could adversely affect its business, financial condition and operating results. The success of the Merger will depend, in significant part, on the combined company’s ability to successfully integrate the acquired business and realize the anticipated strategic benefits and synergies from the combination. Company management believes that the Merger will provide operational and financial scale, increasing free cash flow, and enhancing the combined company’s corporate rate of return. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the Merger. The anticipated benefits of the Merger and actual operating, technological, strategic and revenue opportunities may not be realized fully or at all, or may take longer to realize than expected. If the Company is not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Merger within the anticipated timing or at all, the combined company’s business, financial condition and operating results may be adversely affected.

The Company will incur integration-related costs in the integration of the two businesses.

The Company will incur significant integration-related costs. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. These expenses could, particularly in the near term, reduce the expected pre-tax synergies related to the integration of the businesses, and accordingly, any net synergies may not be achieved in the near term or at all. Additionally, there are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including accounting and finance, asset management, benefits, billing, health, safety and environment, human resources, maintenance, marketing, payroll and purchasing. The expenses of integrating these systems could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses may result in the combined company taking significant charges against earnings.

The future results of the Company will suffer if the Company does not effectively manage its expanded operations.

The size of the business of the Company has increased significantly beyond the size of either Frank’s or Legacy Expro’s business. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the Merger.

The market price of the Company Common Stock may be volatile, and holders of the Company Common Stock could lose a significant portion of their investment due to drops in the market price of the Company Common Stock.

The market price of the Company Common Stock may be volatile. Specific factors that may have a significant effect on the market price for the Company Common Stock include, among others, the following:

•	changes in stock market analyst recommendations or earnings estimates regarding the Company, other companies comparable to it or companies in the industries they serve;
•	actual or anticipated fluctuations in the Company’s operating results or future prospects;
•	reaction to public announcements by the Company;
•	strategic actions taken by the Company or its competitors, such as acquisitions, divestitures or restructurings;
•

failure of the Company to achieve the perceived benefits of the Merger, including financial results and anticipated synergies, as rapidly as or to the extent anticipated by financial or industry analysts;

•	adverse conditions in the financial market or general U.S. or international economic conditions, including those resulting from war, incidents of terrorism and response to such events; and
•	sales of the Company Common Stock by members of its management team or significant shareholders.

Additionally, Company shareholders may reduce or eliminate their investment in the Company for various reasons, including in order to comply with institutional investing guidelines, to increase diversification, to track any rebalancing of stock indices in which the Company Common Stock is included, to respond to the risk profile of the combined company or to realize a gain. If large amounts of the Company Common Stock are sold, the price could decline.

Diversion of management and integration related uncertainty could harm the Company and may result in the loss of key employees, which could adversely affect the future business and operations of the Company.

The Company’s success is dependent upon the experience and industry knowledge of its officers and other key employees. The post-Merger integration could result in current and prospective employees’ experiencing uncertainty about their future with the Company. These uncertainties may impair the ability of the Company to retain, recruit or motivate key personnel. In addition, integrating the companies’ operations will require a significant amount of time and attention from management of the two companies. The diversion of management’s attention away from ongoing operations could adversely affect business relationships of the combined company.

The combined company’s ability to utilize the historic U.S. net operating loss carryforwards of Frank’s and of Legacy Expro may be limited.

As of December 31, 2020, Frank’s and Legacy Expro had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $377.9 million and $261.1 million, respectively, $168.2 million and $206.4 million, respectively, of which were incurred prior to January 1, 2018 and will begin to expire, if unused, in 2036 and 2030, respectively, and $209.7 million and $54.7 million, respectively, of which were incurred on or after January 1, 2018 and will not expire and will be carried forward indefinitely. The combined company’s ability to utilize these NOLs and other tax attributes to reduce future taxable income following the consummation of the Merger depends on many factors, including its future income, which cannot be assured. Section 382 of the Code (“Section 382”) generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of such corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change occurs, utilization of the relevant corporation’s NOLs would be subject to an annual limitation under Section 382, generally determined, subject to certain adjustments, by multiplying (i) the fair market value of such corporation’s stock at the time of the ownership change by (ii) a percentage approximately equivalent to the yield on long-term tax-exempt bonds during the month in which the ownership change occurs. Any unused annual limitation may be carried over to later years.

Frank’s underwent an ownership change under Section 382 as a result of the Merger, which, based on information currently available, may trigger a limitation (calculated as described above) on the combined company’s ability to utilize any historic Frank’s NOLs and could cause some of Frank’s NOLs incurred prior to January 1, 2018 to expire before the combined company would be able to utilize them to reduce taxable income in future periods. While the exchange of ordinary shares of Expro for Company Common Stock in the Merger was, standing alone, insufficient to result in an ownership change with respect to Legacy Expro, we cannot assure you that the Company will not undergo an ownership change as a result of the Merger taking into account other changes in ownership of Company stock occurring within the relevant three year period described above. If there were to be an ownership change with respect to Legacy Expro as a result of the Merger, the combined company may be prevented from fully utilizing Legacy Expro’s historic NOLs incurred prior to January 1, 2018 prior to their expiration.

Certain of the shareholders of the Company have the ability to exercise significant influence over certain corporate actions.

Affiliates of Oak Hill Advisors, L.P. and members of the Mosing family and entities they control could have significant influence over the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to the Company’s Articles and the approval of mergers and other significant corporate transactions. Their influence over the Company may have the effect of delaying or preventing a change of control or may adversely affect the voting and other rights of other shareholders. In addition, affiliates of Oak Hill Advisors, L.P. have the right to designate two nominees for election to the combined company’s nine member Board and members of the Mosing family have the right to designate one nominee for election to such Board. Finally, if these shareholders were in the future to sell all or a material number of shares of Company Common Stock, the market price of Company’s Common Stock could be negatively impacted.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of repurchases of Company Common Stock during the three months ended September 30, 2021, as adjusted for the reverse stock split.

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

(2) Our Prior Board authorized a program to repurchase our Company Common Stock from time to time. Approximately $38.5 million remained authorized for repurchases as of September 30, 2021, subject to the limitation set in our shareholder authorization for repurchases of our Company Common Stock, which is currently 10% of the common stock outstanding as of August 3, 2021. From the inception of this program in February 2020 to date, Frank's repurchased 95,007 shares of our common stock for a total cost of approximately $1.5 million. This program was suspended during the second quarter of 2020.

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit Number	Description
3.1

Deed of Amendment to Articles of Association of Expro Group Holdings N.V., dated October 1, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).

10.1	Closing Agreement, dated as of September 10, 2021, by and among Frank’s International N.V., New Eagle Holdings Limited and Expro Group Holdings International Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on September 15, 2021).
10.2	Letter agreement, dated September 20, 2021, with Quinn Fanning (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).
10.3	Letter agreement, dated September 20, 2021, with Michael Bentham (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).
10.4	Service Agreement, dated as of September 30, 2021, by and between Expro North Sea Ltd and Alistair George Sinclair Geddes (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).
10.5	Employment Assignment Letter, dated September 20, 2021, with Steven Russell (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).
10.6	Employment Assignment Letter, dated September 20, 2021, with Nigel Lakey, and Letter Agreement, dated September 20, 2021, with Nigel Lakey (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.1

The following materials from Frank’s International N.V.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

EXPRO GROUP HOLDINGS N.V.

Date:	November 8, 2021	By:	/s/ Quinn P. Fanning
Quinn P. Fanning
Chief Financial Officer
(Principal Financial Officer)