Form 10-K
period 2021-12-31
EXPRO GROUP HOLDINGS N.V.
filed 2022-03-08
CIK 1575828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission file number: 001-36053

Expro Group Holdings N.V.

(Exact name of registrant as specified in its charter)

The Netherlands	98-1107145
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1311 Broadfield Boulevard, Suite 400
Houston, Texas	77084
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 463-9776

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, €0.06 nominal value	XPRO	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2021, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $613.0 million.

As of February 28, 2022, there were 109,377,501 shares of common stock, €0.06 nominal value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

General

Expro Group Holdings N.V. is a Netherlands limited liability company (Naamloze Vennootschap) and includes the activities of Expro Group Holdings International Limited, Frank’s International C.V. and their wholly owned subsidiaries (either individually or together, as context requires, “Expro,” the “Company,” “we,” “us” and “our”).

On March 10, 2021, the Company and New Eagle Holdings Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger with Expro Group Holdings International Limited (“Legacy Expro”) providing for the merger of Legacy Expro with and into Merger Sub in an all-stock transaction, with Merger Sub surviving the merger as a direct, wholly owned subsidiary of the Company (the “Merger”). The Merger closed on October 1, 2021, and the Company, previously known as Frank’s International N.V. (“Frank’s”), was renamed Expro Group Holdings N.V. The Merger has been accounted for using the acquisition method of accounting with Legacy Expro being identified as the accounting acquirer. The historical financial statements presented in this Annual Report on Form 10-K (this “Form 10-K”) reflect the financial position, results of operations and cash flows of only Legacy Expro for all periods prior to the Merger and of the combined company (including activities of Frank’s) for all periods subsequent to the Merger.

Our Operations

With roots dating to 1938, the Company is a leading provider of energy services, offering cost-effective, innovative solutions and what the Company considers to be best-in-class safety and service quality. The Company’s extensive portfolio of capabilities spans well construction, well flow management, subsea well access, and well intervention and integrity solutions. The Company provides services in many of the world’s major offshore and onshore energy basins, with over 100 locations and operations in approximately 60 countries. The Company’s broad portfolio of products and services provides solutions to enhance production and improve recovery across the well lifecycle, from exploration through abandonment.

Description of Business Segments

Our operations are comprised of four operating segments which also represent our reporting segments and are aligned with our geographic regions as follows:

•	North and Latin America (“NLA”),
•	Europe and Sub-Saharan Africa (“ESSA”),
•	Middle East and North Africa (“MENA”), and
•	Asia-Pacific (“APAC”).

The table below shows our consolidated revenue and each segment’s revenue and percentage of consolidated revenue for the periods indicated (revenue in thousands):

	Year Ended December 31,
	2021		2020		2019
	Revenue	Percent	Revenue	Percent	Revenue	Percent

NLA	$193,156	23.4%	$115,738	17.2%	$174,058	21.5%
ESSA	300,557	36.4%	219,534	32.5%	256,790	31.7%
MENA	171,136	20.7%	194,033	28.7%	237,065	29.3%
APAC	160,913	19.5%	145,721	21.6%	142,151	17.5%
Total	$825,762	100%	$675,026	100%	$810,064	100%

Our broad portfolio of products and services are designed to enhance production and improve recovery across the well lifecycle from exploration through abandonment, including:

Well Construction
•	Our well construction products and services support customers’ new wellbore drilling, wellbore completion and recompletion, and wellbore plug and abandonment requirements. In particular, we offer advanced technology solutions in drilling, tubular running services, cementing and tubulars. With a focus on innovation, we are continuing to advance the way wells are constructed by optimizing process efficiency on the rig floor, developing new methods to handle and install tubulars and mitigating well integrity risks.

Well Management
Our well management offerings consist of well flow management, subsea well access and well intervention and integrity services:

•

Well flow management: We gather valuable well and reservoir data, with a particular focus on well-site safety and environmental impact. We provide global, comprehensive well flow management systems for the safe production, measurement and sampling of hydrocarbons from a well during the exploration and appraisal phase of a new field; the flowback and clean-up of a new well prior to production; and in-line testing of a well during its production life. We also provide early production facilities to accelerate production; production enhancement packages to enhance reservoir recovery rates through the realization of production that was previously locked within the reservoir; and metering and other well surveillance technologies to monitor and measure flow and other characteristics of wells.

•

Subsea well access: With over 35 years of experience providing a wide range of fit-for-purpose subsea well access solutions, our technology aims to ensure safe well access and optimized production throughout the lifecycle of the well. We provide what we believe to be the most reliable, efficient and cost-effective subsea well access systems for exploration and appraisal, development, intervention and abandonment, including an extensive portfolio of standard and bespoke Subsea Test Tree Assemblies, a rig-deployed Intervention Riser System and a vessel-deployed, wire through water Riserless Well Intervention System. We also provide systems integration and project management services.

•

Well intervention and integrity: We provide well intervention solutions to capture well data, ensure well bore integrity and improve production. In addition to our extensive fleet of mechanical and cased hole wireline units, we have recently introduced a number of cost-effective, innovative well intervention services, including CoilHose™, a lightweight, small-footprint solution for wellbore lifting, cleaning and chemical treatments; Octopoda™, for fluid treatments in wellbore annuli; and Galea™, an autonomous well intervention solution. We also possess several other distinct technical capabilities, including non-intrusive metering technologies and wireless telemetry systems for reservoir monitoring.

Corporate Strategy

The combination of Legacy Expro and Frank’s brought together two companies with decades of market leadership to create a leading energy services provider with an extensive portfolio of capabilities across the well lifecycle. As a result of the Merger, we believe that the Company is well positioned to support customers around the world, improve profitability and invest in emerging growth opportunities. Our corporate strategy is designed to leverage existing capabilities and position the Company as a solutions provider with a technologically differentiated offering. In particular, the Company’s objectives for 2022, which will drive our performance in the year ahead, include: (i) exceeding industry expectations in regard to safety and operational performance; (ii) advancing our products and services portfolio to provide customers with cost-effective, innovative solutions to produce oil and gas resources more efficiently and with a lower carbon footprint; (iii) improving financial performance by expediting the realization of Merger-related synergies, sustaining our relentless drive for efficiency and better utilizing existing assets; (iv) nurturing our culture based on core values and agreed behaviors, empowering our people to be innovative, agile and responsive, and embracing diversity; and (v) leveraging the power of data to improve our own business practices and deliver more value to our customers.

Human Capital

At Expro, people are at the heart of our success and we are united by our Code of Conduct (“Code of Conduct”) and our core values; People, Performance, Partnerships, and Planet. We are committed to living our values through corporate responsibility efforts that help people across the globe live better lives and build sustainable, vibrant, stable communities where highly motivated people can engineer futures. We strive to consistently improve the ways in which we work to keep our employees safe, minimize our impact on the environment and ensure our governance is robust and transparent.

At December 31, 2021, we had approximately 7,200 employees worldwide. We are a party to collective bargaining agreements or other similar arrangements in certain international areas in which we operate. At December 31, 2021, approximately 18% of our employees were subject to collective bargaining agreements, with 12% being under agreements that expire within one year. We consider our relations with our employees to be positive. In the United States, most employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. Outside the United States, the Company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary. Based upon the geographic diversification of our employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.

Diversity and Inclusion

At Expro, we strive to be a safe, diverse and inclusive people-focused company that positively impacts local communities and society. Most people recognize the importance of diversity at work and the benefits it can bring to the organization and its people. However, diversity is only half of the story. The other half is inclusion: building a work environment in which people feel valued for who they are, bring their whole selves to work and contribute fully. In an inclusive work environment, people with different backgrounds, religious beliefs, sexual orientations, ethnicity and other differences feel like they belong.

We strive to ensure the equal treatment of all employees, job applicants and associated personnel regardless of race, color, nationality, ethnic or nation originals, sex, disability, age, religion or belief, or any other factors prohibited by law. We aim to create a work environment free of harassment and bullying, where everyone is treated with dignity and respect.

Diversity and inclusiveness are important to our current and future success by providing varied experiences, ideas and insights to inform decisions, identify new approaches and solve business challenges. Our goal is to put the right people forward to do the right work for the right customers, in the right places, attracting, retaining and nurturing a talented and diverse workforce to turn our growth ambitions into reality.

Employee Learning and Development

We demonstrate our commitment to our values through our employee development initiatives. We invest in our people through learning and development programs that reinforce and update existing skill sets, and which develop employees’ competencies into new and complementary areas of expertise. Employees are empowered to drive their career progression through various learning platforms to facilitate achievement and career progression. A key tenet of our development is our strong performance management culture that enables and informs management development plans and succession planning.

We also actively solicit employee feedback and constantly strive to make the Company an employer of choice. We empower employees with an ownership mindset that encourages accountability and creativity – leading to new and better solutions.

Employee Welfare and Development

We offer opportunities for a challenging career in an energetic and friendly work environment. Providing our workforce with a career path, training, fair pay, and challenging, rewarding work are key tenets of our success. Our benefit packages are tailored to the local market of operation and are designed to attract and retain the best talent in the industry.

Safety

Safety is a critical component of our People and Performance core values. Many of our customers have safety standards we must satisfy before we can perform services. We continually monitor and improve our safety performance through the evaluation of safety observations, job and customer surveys, and safety data. The primary measures for our safety performance are the tracking of the Lost Time Injury Frequency rate (“LTIF”) and the Total Recordable Case Frequency rate (“TRCF”). LTIF is a measure of the frequency of injuries that result in lost work time, normalized on the basis of per million man-hours worked. TRCF is a measure of the frequency of recordable workplace injuries, normalized on the basis of per million man-hours worked. A recordable injury includes occupational death, nonfatal occupational illness, and other occupational injuries that involve loss of consciousness, lost time injuries, restriction of work or motion cases, transfer to another job, or medical treatment cases other than first aid.

The table below presents the combined worldwide LTIF and TRCF for Legacy Expro and Frank’s for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
LTIF	0.46	0.34	0.54
TRCF	1.31	1.34	1.78

We have comprehensive compliance policies, programs and training that are applied globally to our entire workforce. Employees are required to complete Coronavirus Disease 2019 (“COVID-19”) trainings to adhere to safe and responsible work environments. We also standardize our global training processes to ensure all jobs are executed to high standards of safety and quality.

Code of Business Conduct and Ethics

We pledge to be forthright in all our business interactions and conduct our business to the highest ethical standards. That commitment extends to strict compliance with all relevant laws, regulations and business standards. We have comprehensive compliance programs and policies that are applied globally to our entire workforce. Our ethical foundation is our Code of Conduct, the provisions of which all employees are expected to understand and comply with. Our compliance and ethics policies undergo regular review.

We require every employee worldwide to complete an online Code of Conduct training course every year, which addresses conflicts of interest, confidentiality, fair dealing with others, proper use of company assets, compliance with laws, insider trading, maintenance of books and records, zero tolerance for discrimination and harassment in the work environment, as well as reporting of violations.

Suppliers and Raw Materials

We acquire component parts, products and raw materials from suppliers, including foundries, forge shops, and original equipment manufacturers. The prices we pay for our raw materials may be affected by, among other things, energy, steel and other commodity prices, tariffs and duties on imported materials and foreign currency exchange rates. Certain equipment utilized within our product lines are only available from a limited number of suppliers.

Our ability to source low cost raw materials and components, such as steel castings and forgings, is critical to our ability to manufacture our products competitively. In order to purchase raw materials and components in a cost effective manner, we have sought to develop a broad international sourcing capability and we maintain quality assurance and testing programs to analyze and test these raw materials and components.

Intellectual Property

We own and control a variety of intellectual property, including patents, proprietary information, trade secrets and software tools and applications. We currently hold multiple U.S. and international patents and have a number of pending patent applications. Although in the aggregate our patents and licenses are important to us, we do not regard any single patent or license as critical or essential to our business as a whole.

Seasonality

Seasonal changes in weather and significant weather events can temporarily affect the delivery of our products and services and otherwise impact our business. For example, the winter months in the North Sea and the monsoon season in South and Southeast Asia can produce severe weather conditions that can temporarily reduce levels of activity. In addition, hurricanes and typhoons can disrupt coastal and offshore operations. Furthermore, customer spending patterns may result in higher or lower activity in the fourth quarter of the year based on year-to-date spending relative to their approved annual budgets and higher or lower activity in the first quarter of the year based on whether or not the new year’s budget has been approved.

Customers

We derive our revenue from services and product sales to customers primarily in the oil and gas industry. No single customer accounted for more than 10% of our revenue for the year ended December 31, 2021. One customer in our MENA segment accounted for 16% and 14% of our consolidated revenue for the years ended December 31, 2020 and 2019, respectively.

Competition

The markets in which we operate are competitive. We compete with a number of companies, some of which have financial and other resources greater than ours. We believe the principal competitive factors in the markets in which we participate include the technologies and solutions offered, the quality, price and availability of products and services, safety and service quality, operating footprint and responsiveness to customer needs.

We believe several factors support our strong competitive position. Our portfolio of technology-enabled products and services fulfill a wide range of our customers’ requirements. We also seek to differentiate ourselves from our competitors by providing a high level of customer service, by providing innovative products and solutions and by supporting our customers on a global basis. Finally, our quality assurance systems, experienced personnel and track record all support a strong reputation for safe operations, environmental stewardship, compliance with laws and ethical commercial engagement.

Governmental Regulations

We are subject to numerous environmental and other governmental and regulatory requirements related to our operations worldwide.

Environmental and Occupational Health and Safety Regulation

Our operations are subject to numerous and complex laws and regulations governing the emission and discharge of materials into the environment, occupational health and safety aspects of our operations, or otherwise relating to environmental protection. Failure to comply with these laws or regulations or to obtain or comply with permits may result in the assessment of sanctions, including administrative, civil and criminal penalties, imposition of investigatory, remedial or corrective actions, the required incurrence of capital expenditures, the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects, and the imposition of orders or injunctions to prohibit or restrict certain activities or force future compliance.

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

Separately, various governments have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is a non-binding agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. While the United States withdrew from the Paris Agreement under the Trump Administration, effective November 4, 2020, President Biden issued an executive order on January 20, 2021 recommitting the United States to the Paris Agreement. Under the Paris Agreement, the Biden Administration has committed the United States to reducing its greenhouse gas emissions by 50 - 52% from 2005 levels by 2030. In November 2021, the Unites States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions by 30% by 2030, and cooperating toward the advancement of the development of clean energy. With the United States recommitting to the Paris Agreement, executive orders may be issued or federal legislation or regulatory initiatives may be adopted to achieve the agreement’s goals.

There are also increasing risks of litigation related to climate change effects. Governments and third-parties have brought suit against some fossil fuel companies alleging, among other things, that such companies created public nuisances by marketing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. Similar or more demanding cases are occurring in other jurisdictions where we operate. For example, in December 2019, the High Council of the Netherlands ruled that the government of the Netherlands has a legal obligation to decrease the country’s GHG emissions, and in May 2021, the Hague District Court ordered Royal Dutch Shell plc to reduce its worldwide emissions by 45% by 2030 compared to 2019 levels. Such litigation has the potential to adversely affect the production of fossil fuels, which in turn could result in reduced demand for our services.

Financial risks also exist for fossil fuel producers (and companies that provide products and services to fossil fuel producers) as shareholders who are currently invested in such fossil fuel companies but are concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into other sectors. Banks and institutional lenders that provide financing to fossil fuel companies (and their suppliers and service providers) also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel companies. Additionally, in recent years, the practices of institutional lenders have been the subject of intensive lobbying efforts not to provide funding for such companies. Oftentimes this pressure has been public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change. Limitation of investments in and financings for fossil fuel companies could result in the restriction, delay or cancellation of production of crude oil and natural gas, which could in turn decrease demand for our services. Our own operations could also face limitations on access to capital as a result of these trends, which could adversely affect our business and results of operation.

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

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice in the oil and gas industry. The process involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. While we may provide supporting products through our cementing product offering, we do not perform hydraulic fracturing, but many of our onshore customers utilize this technique. Certain environmental advocacy groups and regulatory agencies have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources and may cause earthquakes. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly. Additionally, states and local governments may also seek to limit hydraulic fracturing activities through time, place, and manner restrictions on operations or ban the process altogether. The adoption of legislation or regulatory programs that restrict hydraulic fracturing could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our services. There also exists the potential for states and local governments to pursue new or amended laws, regulations, executive actions and other regulatory initiatives that could impose more stringent restrictions on hydraulic fracturing, including potential restrictions on hydraulic fracturing by banning new oil and gas permitting on federal lands.

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

Employee Health and Safety

We are subject to a number of federal and state laws and regulations, including the Occupational Safety and Health Act and comparable state statutes, establishing requirements to protect the health and safety of workers. In addition, the U.S. Occupational Safety and Health Administration hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and the public. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to worker health and safety.

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

Currently, our insurance program includes, among other things, general liability, umbrella liability, sudden and accidental pollution, personal property, vehicle, workers’ compensation, and employer’s liability coverage. Our insurance includes various limits and deductibles or retentions, which must be met prior to or in conjunction with recovery. We generally do not procure or maintain business interruption insurance.

Available Information

Our principal executive offices are located at 1311 Broadfield Boulevard, Suite 400, Houston, Texas 77084, and our telephone number at that address is (713) 463-9776. Our website address is www.expro.com, and we make available free of charge through our website our Annual Reports on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Our website also includes general information about us, including our Code of Conduct, Financial Code of Ethics, Corporate Governance Guidelines, Whistleblower Policy and charters for the Audit Committee, Compensation Committee and the Nominating and Governance Committee of our Board of Directors (our “Board”). We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by Securities and Exchange Commission (“SEC”) rules. Also, it is our intention to provide disclosure of amendments and waivers by website posting. Information on our website or any other website is not incorporated by reference herein and does not constitute a part of this report.

Information about Our Executive Officers and Other Key Employees

The following table sets forth, as of February 28, 2022, the names, ages and experience of our executive officers and other key employees, including all offices and positions held by each for the past five years.

Name	Age	Current Position and Five-Year Business Experience
Michael Jardon	52	President and Chief Executive Officer and Director, since October 2021; Chief Executive Officer, Legacy Expro, from April 2016 to October 2021; various technical and executive roles, Legacy Expro, Vallourec and Schlumberger Limited, from 1992 to 2016.
Quinn Fanning	58	Chief Financial Officer, since October 2021; Chief Financial Officer, Legacy Expro, from October 2019 to October 2021; Executive Vice President, Tidewater Inc., from July 2008 to March 2019, Chief Financial Officer, Tidewater Inc., from July 2008 to November 2018; investment banker with Citigroup Global Markets, Inc., from 1996 to 2008.
Alistair Geddes	59	Chief Operating Officer, since October 2021; Chief Operating Officer, Legacy Expro, from 2019 to October 2021; Executive Vice President, Product Lines, Technology and Business Development, Legacy Expro, from 2014 to 2019; various technical and executive roles, Expro, ExxonMobil, BG Group and Weatherford International plc from 1984 to 2014.
Steven Russell	54	Chief Technology Officer, since October 2021; Senior Vice President, Operations, Frank’s, from November 2019 to October 2021; President, Tubular Running Services, Frank’s, from June 2018 to November 2019; Senior Vice President, Human Resources, Frank’s, May 2017 to June 2018; Vice President, Human Resources, Archer Ltd., from January 2011 to May 2017; various technical and executive roles, Schlumberger Limited, from 1990 to 2011.
John McAlister	55	General Counsel and Secretary, since October 2021; Group General Counsel, Legacy Expro, from June 2006 to October 2021; solicitor, Clifford Chance, and various executive roles, BG Group, Lattice Group plc and National Grid plc, from 1991 to 2006.
Michael Bentham	59	Principal Accounting Officer, since October 2021; Principal Accounting Officer and Vice President, Legacy Expro, from October 2019 to October 2021; Chief Financial Officer, Legacy Expro, from July 2017 to October 2019; IDS Product Line Controller, Schlumberger Limited, from July 2016 to July 2017; Vice President Finance MI Swaco, Schlumberger Limited, from August 2012 to June 2016.
Nigel Lakey	63	Senior Vice President, Portfolio Advancement, since October 2021; Senior Vice President, Technology, Frank’s, from November 2019 to October 2021; and President, Tubular and Drilling Technologies, Frank’s, from June 2018 to October 2019.
Keith Palmer	62	Primary Integration Lead, since October 2021; Primary Integration Lead, Legacy Expro, from September 2021 to October 2021; Executive Vice President – Product Lines, Legacy Expro, from May 2019 to September 2021; Vice President Asia Pacific, Legacy Expro, from May 2016 to May 2019; President Expro PTI, Legacy Expro, from January 2015 to May 2016.
Natalie Questell	48	Senior Vice President, Human Resources, since October 2021; Vice President of Human Resources, Frank’s, from June 2018 to October 2021; Director of Global Total Rewards and HRIS, Frank’s, from 2015 to June 2018.
Karen David-Green	53	Chief Communications, Stakeholder, and Sustainability Officer, since October 2021; Chief Communications, Stakeholder, and Sustainability Officer, Legacy Expro, from June 2021 to October 2021; previously Senior Vice President, Stakeholder Engagement & Chief Marketing Officer, Weatherford International plc.

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition and results of operations could be materially and adversely affected.

Our business is subject to the following principal risks and uncertainties:

Risks Related to Our Business and Operations

•	Our business depends on the level of activity in the oil and gas industry.
•	Physical dangers are inherent in our operations and may expose us to significant potential losses. Personnel and property may be harmed during the process of drilling for and producing oil and gas.
•	We are particularly vulnerable to risks associated with our offshore operations.
•	Our operations and revenue expose us to political, economic and other uncertainties inherent in doing business in each of the countries in which we operate.
•

To compete in our industry, we must continue to develop new technologies and products to support our operations, secure and maintain patents related to our current and new technologies and products and protect and enforce our intellectual property rights.

•

Our services and products are provided in connection with operations that are subject to potential hazards inherent in the oil and gas industry, and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.

•	We may not be fully indemnified against financial losses in all circumstances.
•	The industry in which we operate has undergone and may continue to undergo consolidation.
•	We are subject to the risk of supplier concentration.
•	Seasonal and weather conditions, as well as natural disasters, could adversely affect demand for our services and products and could result in severe property damage or materially and adversely disrupt our operations.
•

Investor and public perception related to the Company’s environment, social, and governance (“ESG”) performance as well as current and future ESG reporting requirements, may affect our business and our operating results.

•	Events outside of our control, including the ongoing COVID-19 pandemic, have and may further materially adversely affect our business.
•	Our business could be negatively affected by cybersecurity threats and other disruptions.
•	Our executive officers and certain key personnel are critical to our business, and these officers and key personnel may not remain with us in the future.
•	If we are unable to adapt our business to the effects of the energy transition in a timely and effective manner, our financial condition and results of operations could be negatively impacted.

Risks Related to the Merger

•	The failure to integrate successfully the businesses of Frank’s and Legacy Expro could adversely affect the Company’s future results.
•	The combined company’s ability to utilize the historic U.S. net operating loss carryforwards of Frank’s and of Legacy Expro may be limited.
•	Certain of the shareholders of the Company have the ability to exercise significant influence over certain corporate actions.

Risks Related to Accounting and Financial Matters

•	Customer credit risks could result in losses.
•	If our assets are impaired, we may be required to record significant non-cash charges to our earnings.
•	Restrictions in the agreement governing our Revolving Credit Facility (“RCF”) could adversely affect our business, financial condition, results of operations and stock price.

Risks Related to Legal and Regulatory Requirements

•

Our operations and our customers’ operations are subject to a variety of governmental laws and regulations that may increase our costs, limit the demand for our services and products or restrict our operations.

•	Our operations are subject to environmental and operational safety laws and regulations that may expose us to significant costs and liabilities.
•	Our operations may be adversely affected by various laws and regulations in countries in which we operate relating to the equipment and operation of drilling units, oil and gas exploration and development, as well as import and export activities.
•	The imposition of restrictions or prohibitions on drilling by any governing body may have a material adverse effect on our business.
•	There are various risks associated with greenhouse gases and climate change legislation or regulations that could result in increased operating costs and reduced demand for our services.
•	We are required to comply with a number of complex laws pertaining to business conduct, including the U.S. Foreign Corrupt Practices Act and similar legislation enacted by Governments outside the U.S.
•	Data protection and regulations related to privacy, data protection and information security could increase our costs.

Risks Related to Our Common Stock

•

Our declaration of dividends is within the discretion of our Board, and subject to certain limitations under Dutch law and our financing agreements, and there can be no assurance that we will pay dividends.

•	As a Dutch company with limited liability, the rights of our shareholders may be different from the rights of shareholders in companies governed by the laws of U.S. jurisdictions.
•	Our articles of association and Dutch corporate law contain provisions that may discourage a takeover attempt.
•	It may be difficult for you to obtain or enforce judgments against us or some of our executive officers and directors in the United States or the Netherlands.

Risks Related to Tax Matters

•	Changes in tax laws, treaties or regulations or adverse outcomes resulting from examination of our tax returns could adversely affect our financial results.
•	We are a Netherlands limited liability company classified as a corporation for U.S. federal income tax purposes, and our U.S. holders may be subject to certain anti-deferral rules under U.S. tax law.
•	U.S. “anti-inversion” tax laws could adversely affect our results, result in a reduced amount of foreign tax credit for U.S. holders, or limit future acquisitions of U.S. businesses.

Item 1A. Risk Factors

You should carefully consider the risks described below together with the other information contained in this Form 10-K. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Risks Related to Our Business and Operations

Our business depends on the level of activity in the oil and gas industry.

Our business depends on the level of activity in oil and gas exploration, development and production in market sectors worldwide. Oil and gas prices and market expectations of potential changes in these prices significantly affect this level of activity. However, higher commodity prices do not necessarily translate into increased drilling or well construction and completion activity, since customers’ expectations of future commodity prices typically drive demand for our services and products. The availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect the demand for our services and products. Worldwide military, political and economic events have in the past contributed to oil and gas price volatility and continue to do so at present. In addition, the effects of epidemics and concerns, such as the COVID-19 pandemic, has materially impacted the demand for crude oil and natural gas, which has contributed to further price volatility. Average daily prices for Brent crude oil ranged from a low of approximately $50 per barrel in January 2021 to a high of approximately $86 per barrel in October 2021. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of our products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. These risks are greater during periods of low or declining commodity prices. As a result of declining commodity prices, certain of our customers may be unable to pay their vendors and service providers, including us. In addition, the transition of the global energy sector from primarily a fossil fuel-based system to renewable energy sources could affect our customers’ levels of expenditures. Reduced activity in our areas of operation as a result of decreased capital spending could have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices.

The demand for our services and products may also be generally affected by numerous factors, including:

•	the supply and demand for energy and the resulting level of worldwide oil and gas exploration and production;
•	the cost of exploring for, producing and delivering oil and gas;
•	the ability of Organization of Petroleum Exporting Countries (“OPEC”) and OPEC+ to set and maintain production levels for oil;
•	the level of production by non-OPEC countries;
•	global or national health concerns, including health epidemics such as the outbreak of COVID-19;
•	the location of oil and gas drilling and production activity, including the relative amounts of activity onshore and offshore;
•	the technical specifications of wells including depth of wells and complexity of well design;
•	U.S. and global political and economic uncertainty or inactivity, socio-political unrest and instability or hostilities;
•	demand for, availability of and technological viability of, alternative sources of energy; and
•	technological advances affecting energy exploration, production, transportation and consumption.

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

Physical dangers are inherent in our operations and may expose us to significant potential losses. Personnel and property may be harmed during the process of drilling for and producing oil and gas.

Drilling for and producing oil and gas, and the associated services that we provide, include inherent dangers that may lead to property damage, personal injury, death or the discharge of hazardous materials into the environment. Many of these events are outside our control. Typically, we provide services at a well site where our personnel and equipment are located together with personnel and equipment of our customers and third parties, including other service providers. At many sites, we depend on other companies and personnel to conduct drilling operations in accordance with applicable environmental laws and regulations and appropriate safety standards. From time to time, personnel are injured or equipment or property is damaged or destroyed as a result of accidents, failed equipment, faulty products or services, failure of safety measures, uncontained formation pressures, or other dangers inherent in drilling for oil and gas. Often, our services are deployed on more challenging prospects, particularly deepwater offshore drilling sites, where the occurrence of the types of events mentioned above can have an even more catastrophic impact on people, equipment and the environment. Such events may expose us to significant potential losses, which could adversely affect our business, financial condition and results of operations.

We are particularly vulnerable to risks associated with our offshore operations.

We conduct offshore operations in almost every significant international offshore market. Our operations and financial results could be significantly impacted by conditions in some of these areas because we are vulnerable to certain unique risks associated with operating offshore, including those relating to:

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

Our operations and revenue expose us to political, economic and other uncertainties inherent in doing business in each of the countries in which we operate.

We are exposed to risks inherent in doing business in each of the countries in which we operate, including, but not limited to, the following:

•	political, social and economic instability;
•	potential expropriation, seizure or nationalization of assets, and trapped assets;
•	deprivation of contract rights;
•	increased operating costs;
•	inability to collect revenue due to shortages of convertible currency;
•	unwillingness of foreign governments to make new onshore and offshore areas available for drilling;
•	civil unrest and protests, strikes, acts of terrorism, war or other armed conflict;
•	import/export quotas;
•	confiscatory taxation or other adverse tax policies;
•	continued application of foreign tax treaties;
•	currency exchange controls;
•	currency exchange rate fluctuations and devaluations;
•	inflation;
•	restrictions on the repatriation of funds; and
•	other forms of government regulation which are beyond our control.

Instability and disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business, including economically and politically volatile areas such as Eastern Europe, Africa and the Middle East, could cause or contribute to factors that could have an adverse effect on the demand for the products and services we provide. Worldwide political, economic, and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Depending on the market prices of oil and gas, oil and gas exploration and development companies may cancel or curtail their drilling or other programs, thereby reducing demand for our services.

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

The markets for our services and products are characterized by continual technological developments. While we believe that the proprietary equipment we have developed provides us with technological advantages in providing services to our customers, substantial improvements in the scope and quality of the equipment in the market we operate may occur over a short period of time. In addition, alternative products and services may be developed which may compete with or displace our products and services. If we are not able to develop commercially competitive products in a timely manner in response, our ability to service our customers’ demands may be adversely affected. Our future ability to develop new equipment in order to support our operations depends on our ability to design and produce equipment that allow us to meet the needs of our customers and third parties on an integrated basis and obtain and maintain patent protection.

We may encounter resource constraints, technical barriers, or other difficulties that would delay introduction of new services and products in the future. Our competitors may introduce new products or obtain patents before we do and achieve a competitive advantage. Additionally, the time and expense invested in product development may not result in commercial applications.

We currently hold multiple U.S. and international patents and have multiple pending patent applications for products and processes. Patent rights give the owner of a patent the right to exclude third parties from making, using, selling, and offering for sale the inventions claimed in the patents in the applicable country. Patent rights do not necessarily grant the owner of a patent the right to practice the invention claimed in a patent, but merely the right to exclude others from practicing the invention claimed in the patent. It may also be possible for a third party to design around our patents. Furthermore, patent rights have territorial limits. Some of our work will be conducted in international waters and would, therefore, not fall within the scope of any country’s patent jurisdiction. We may not be able to enforce our patents against infringement occurring in international waters and other “non-covered” territories. Also, we do not have patents in every jurisdiction in which we conduct business and our patent portfolio will not protect all aspects of our business and may relate to obsolete or unusual methods, which would not prevent third parties from entering the same market.

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

The industry in which we operate has undergone and may continue to undergo consolidation.

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

Certain of our product lines depend on a limited number of third party suppliers. As a result of this concentration in some of our supply chains, our business and operations could be negatively affected if our key suppliers were to experience significant disruptions affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of any one of our key suppliers, or a significant adverse change in the relationship with any of these suppliers, through consolidation or otherwise, would limit our ability to manufacture or sell certain of our products.

Seasonal and weather conditions, as well as natural disasters, could adversely affect demand for our services and products and could result in severe property damage or materially and adversely disrupt our operations.

Weather can have a significant impact on demand as consumption of energy is seasonal, and any variation from normal weather patterns, such as cooler or warmer summers and winters, can have a significant impact on demand. Adverse weather conditions, such as hurricanes and ocean currents in the U.S. Gulf of Mexico or typhoons in the Asia Pacific region, may interrupt or curtail our operations or our customers’ operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured. In addition, acute or chronic physical impacts of climate change, such as sea level rise, coastal storm surge, inland flooding from intense rainfall and hurricane-strength winds may damage our facilities. Extreme winter conditions in Canada, Russia, or the North Sea, or droughts in more arid regions in which we do business may interrupt or curtail our operations, or our customers’ operations, and result in a loss of revenue. If the facilities we own are damaged by severe weather or any other disaster, accident, catastrophe or event, our operations could be significantly interrupted. Similar interruptions could result from damage to production or other facilities that provide supplies or other raw materials to our plants or other stoppages arising from factors beyond our control. These interruptions might involve significant damage to property, among other things, and repairs might take from a week or less for a minor incident to many months or more for a major interruption.

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

Investor and public perception related to the Company’s ESG performance as well as current and future ESG reporting requirements may affect our business and our operating results.

Increasing focus on ESG factors has led to enhanced interest in, and review of performance results by investors, banks, institutional lenders and other stakeholders, and the potential for reputational risk. Regulatory requirements related to ESG or sustainability reporting have been issued in the European Union (“EU”) that apply to financial market participants, with implementation and enforcement starting in 2021. In the U.S., such regulations have been issued related to pension investments in California, and for the responsible investment of public funds in Illinois. Additional regulation is pending in other states. We expect regulatory requirements related to ESG matters to continue to expand globally. The Company is committed to transparent and comprehensive reporting of our sustainability performance. If we are not able to meet future sustainability reporting requirements of regulators or current and future expectations of investors, customers or other stakeholders, our business and ability to raise capital may be adversely affected.

Events outside of our control, including the ongoing COVID-19 pandemic, have and may further materially adversely affect our business.

We face risks related to pandemics, epidemics, outbreaks or other public health events that are outside of our control, and could significantly disrupt our operations and adversely affect our financial condition. For example, the ongoing COVID-19 pandemic has resulted in significant global economic disruption, including in the U.S. and many other geographic areas where we operate, or where our customers are located or suppliers or vendors operate. As the global economy and demand for crude oil and natural gas continues to recover from the global impact of the COVID-19 pandemic, the persistent effects from new variants, including Delta and Omicron, have further constrained recovery of global economic activity and has resulted in substantial volatility in demand for and market prices of crude oil and natural gas. Any prolonged period of economic slowdown or recession resulting from the negative effects of COVID-19 on economic and business prospects across the world may negatively impact crude oil prices and the demand for our products and services, and could have significant adverse consequences on our financial condition and the financial condition of our customers, suppliers and other counterparties.

While many governmental authorities have implemented multi-step policies towards the goal of reopening their economies, certain jurisdictions have reinstated certain restrictions due to a rise in COVID-19 cases as a result of new variants. We have experienced, and expect to continue to experience, some periodic disruptions to our business operations, as these government restrictions have significantly impacted, and may continue to impact, many sectors of the economy. Our business involves movement of people and certain parts and supplies to or from foreign locations, and the reinstatement of travel restrictions in certain countries where we operate, including the temporary closure of international borders, will continue to disrupt such movement and decrease our ability to provide products and services to our customers. In addition, the risk of infection and the associated health risks with the new variants of COVID-19 may adversely affect our operations or the health of our workforce and the workforces of our customers and service providers by rendering employees or contractors unable to work.

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

The ultimate impact of the COVID-19 pandemic is difficult to predict, and the extent to which it may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact will depend on future developments, including the duration and spread of the COVID-19 pandemic and any new variants, the actions taken by authorities to contain it or treat its impact, and the impact on overall economic activity, all of which are uncertain and are outside of our control. These potential impacts, while uncertain, could adversely affect our operating results.

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

We depend greatly on the efforts of our executive officers and other key employees to manage our operations. The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business.

If we are unable to adapt our business to the effects of the energy transition in a timely and effective manner, our financial condition and results of operations could be negatively impacted.

The transition of the global energy sector from primarily a fossil fuel-based system to renewable energy sources could affect our customers’ levels of expenditures. Our business will need to adapt to changing customer preferences and government requirements. If the energy transition occurs faster than anticipated or in a manner we do not anticipate, demand for our services and products could be adversely affected. In addition, if we fail or are perceived to not effectively implement an energy transition strategy, or if investors, banks or institutional lenders shift funding away from companies in fossil fuel-related industries, our access to capital or the market for our securities could be negatively impacted.

Risks Relating to the Merger

The failure to integrate successfully the businesses of Frank’s and Legacy Expro could adversely affect the Company’s future results.

The Merger involves the integration of two companies that prior to October 1, 2021, operated independently. The success of the Merger will depend -- in large part -- on the ability of the combined company to realize the anticipated benefits, including cost savings, among others, from combining the businesses of Frank’s and Legacy Expro. To realize these anticipated benefits, the businesses of Frank’s and Legacy Expro must be successfully integrated. This integration will be complex and time-consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company not achieving the anticipated benefits of the Merger.

In particular, the Company may fail to realize the anticipated benefits and synergies expected from the Merger, which could adversely affect its business, financial condition and operating results. The success of the Merger will depend, in significant part, on the combined company’s ability to successfully integrate the acquired business and realize the anticipated strategic benefits and synergies from the combination. Company management believes that the Merger will provide operational and financial scale, increasing free cash flow, and enhancing the combined company’s corporate returns on invested capital. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the Merger. The anticipated benefits of the Merger and actual operating, technological, strategic and revenue opportunities may not be realized fully or at all, or may take longer to realize than expected. If the Company is not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Merger within the anticipated timing or at all, the combined company’s business, financial condition and operating results may be adversely affected.

The Company will also incur significant integration-related costs and there is potential for unknown liabilities, unforeseen expenses, delays associated with post-Merger integration activities and performance shortfalls of the combined company as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Additionally, there are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including accounting and finance, asset management, benefits, billing, health, safety and environmental, human resources, maintenance, marketing, payroll and purchasing. The expenses of integrating these systems could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings.

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

As of December 31, 2021, Frank’s and Legacy Expro had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $447.4 million and $98.2 million, respectively, net of existing Section 382 (as defined below) limitations. $156.4 million and $30.8 million, respectively, of these NOLs were incurred prior to January 1, 2018 and will begin to expire, if unused, in 2036 and 2022, respectively. $291.0 million and $67.4 million of these NOLs were incurred on or after January 1, 2018 and will not expire and will be carried forward indefinitely. The combined company’s ability to utilize these NOLs and other tax attributes to reduce future taxable income following the consummation of the Merger depends on many factors, including its future income, which cannot be assured. Section 382 of the Code (“Section 382”) generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of such corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change occurs, utilization of the relevant corporation’s NOLs would be subject to an annual limitation under Section 382, generally determined, subject to certain adjustments, by multiplying (i) the fair market value of such corporation’s stock at the time of the ownership change by (ii) a percentage approximately equivalent to the yield on long-term tax-exempt bonds during the month in which the ownership change occurs. Any unused annual limitation may be carried over to later years.

The Company underwent an ownership change under Section 382 as a result of the Merger, which, based on information currently available, may trigger a limitation (calculated as described above) on the combined company’s ability to utilize any historic Frank’s NOLs and could cause some of the Frank’s NOLs incurred prior to January 1, 2018 to expire before the combined company would be able to utilize them to reduce taxable income in future periods. While the exchange of ordinary shares of Legacy Expro for shares of the Company's common stock (“Company Common Stock”) in the Merger was, standing alone, insufficient to result in an ownership change with respect to Legacy Expro, we cannot assure you that the Company will not undergo an ownership change as a result of the Merger taking into account other changes in ownership of Company stock occurring within the relevant three-year period described above. If there were to be an ownership change with respect to Legacy Expro as a result of the Merger, the combined company may be prevented from fully utilizing Legacy Expro’s historic NOLs incurred prior to January 1, 2018 prior to their expiration.

Certain of the shareholders of the Company have the ability to exercise significant influence over certain corporate actions.

Entities affiliated with Oak Hill Advisors, L.P. and members of the Mosing family and entities they control could have significant influence over the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to the articles of association of the Company and the approval of mergers and other significant corporate transactions. Their influence over the Company may have the effect of delaying or preventing a change of control or may adversely affect the voting and other rights of other shareholders. In addition, entities affiliated with Oak Hill Advisors, L.P. have the right to designate two nominees for election to the combined company’s nine member board of directors and members of the Mosing family have the right to designate one nominee for election to such board. Finally, if these shareholders were in the future to sell all or a material number of shares of Company Common Stock, the market price of Company’s Common Stock could be negatively impacted.

Risks Related to Accounting and Financial Matters

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

If our assets are impaired, we may be required to record significant non-cash charges to our earnings.

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

Please see additional discussion regarding goodwill in “Management’s Discussion & Analysis of Financial Condition and Results of Operation—Critical accounting policies and estimates—Goodwill and identified intangible assets.”

We also have certain long-lived assets, other intangible assets and other assets which could be at risk of impairment or may require reserves based upon anticipated future benefits to be derived from such assets. Any change in the valuation of such assets could have a material effect on our profitability.

Restrictions in the agreement governing our RCF could adversely affect our business, financial condition, results of operations and stock price.

The operating and financial restrictions in our RCF and any future financing agreements could restrict our ability to finance future operations or capital needs, or otherwise pursue our business activities. For example, our RCF limits our and our subsidiaries’ ability to, among other things:

•	incur debt or issue guarantees;
•	incur or permit certain liens to exist;
•	make certain investments, acquisitions or other restricted payments;
•	dispose of assets;
•	engage in certain types of transactions with affiliates;
•	merge, consolidate or transfer all or substantially all of our assets; and
•	prepay certain indebtedness.

Furthermore, our RCF contains financial covenants requiring us to maintain (i) a minimum cashflow cover ratio of 1.5 to 1.0 based on the ratio of cashflow to debt service, (ii) a minimum interest cover ratio of 4.0 to 1.0 based on the ratio of EBITDA to net finance charges and (iii) a maximum senior leverage ratio of 2.25 to 1.0 based on the ratio of total net debt to EBITDA, in each case tested quarterly on a last-twelve-months basis, subject to certain exceptions. In addition, the aggregate capital expenditure of the Company and its subsidiaries cannot exceed 110% of the forecasted amount in the relevant annual budget, subject to certain exceptions.

In addition, any borrowings under our RCF may be at variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows will correspondingly decrease.

A failure to comply with the covenants in the agreement governing our RCF could result in an event of default, which, if not cured or waived, would permit the exercise of remedies against us that could have a material adverse effect on our business, results of operations and financial position. Remedies under our RCF include foreclosure on the collateral securing the indebtedness and termination of the commitments under our RCF, and any outstanding borrowings under our RCF may be declared immediately due and payable. Compliance with these covenants is tested quarterly (annually for capital expenditure limits). Furthermore, the facility restricts the payment of dividends, or share buybacks. Please see “Management’s Discussion & Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Revolving Credit Facility” for an expanded discussion regarding our RCF, including current amounts outstanding.

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

In addition, we depend on the demand for our services and products from the oil and gas industry. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry in general. For example, the adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect our operations by limiting demand for our services and products. In addition, some non-U.S. countries may adopt regulations or practices that give advantage to indigenous oil companies in bidding for oil leases, or require indigenous companies to perform oilfield services currently supplied by the Company and other international service companies. To the extent that such companies are not our customers, or we are unable to develop relationships with them, our business may suffer. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

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

Our oil and gas exploration and production customers’ operations in the United States and other countries are subject to stringent federal, state and local legal requirements governing environmental protection. These requirements may take the form of laws, regulations, executive actions and various other legal initiatives. See Part I, Item 1. “Business – Environmental and Occupational Health and Safety Regulation” for more discussion on these matters. Compliance with these regulations and other regulatory initiatives, or any other new environmental laws and regulations could, among other things, require us or our customers to install new or modified emission controls on equipment or processes, incur longer permitting timelines, and incur significantly increased capital or operating expenditures, which costs may be significant. Additionally, one or more of these developments that impact our customers could reduce demand for our products and services, which could have a material adverse effect on our business, results of operations and financial condition.

Our operations may be adversely affected by various laws and regulations in countries in which we operate relating to the equipment and operation of drilling units, oil and gas exploration and development, as well as import and export activities.

Governments in some foreign countries have been increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and gas and other aspects of the oil and gas industries in their countries, including local content requirements for participating in tenders. Many governments favor or effectively require that contracts be awarded to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may result in inefficiencies or put us at a disadvantage when we bid for contracts against local competitors.

In addition, the shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations. Our import and export activities are governed by unique customs laws and regulations in each of the countries where we operate. Moreover, many countries control the import and export of certain goods, services and technology and impose related import and export recordkeeping and reporting obligations. Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities. We are subject to U.S. anti-boycott laws. The U.S. and other countries also from time to time may impose special punitive tariff regimes targeting goods from certain countries.

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

The imposition of restrictions or prohibitions on drilling by any governing body may have a material adverse effect on our business.

Events over the past decade have heightened environmental and regulatory concerns about the oil and gas industry. From time to time, governing bodies have enacted and may propose legislation or regulations that would materially limit or prohibit drilling in certain areas. If laws are enacted or other governmental action is taken that restricts or prohibits offshore drilling in our expected areas of operation, our expected future growth in offshore services could be reduced and our business could be materially adversely affected. See Part I, Item 1. “Business—Environmental and Occupational Health and Safety Regulation” for more discussion on these regulatory and safety matters. The issuance of more stringent safety and environmental guidelines, regulations or moratoria for drilling could disrupt, delay or cancel drilling operations, increase the cost of drilling operations or reduce the area of operations for drilling. The matters described above, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

There are various risks associated with greenhouse gases and climate change legislation or regulations that could result in increased operating costs and reduced demand for our services.

The threat of climate change continues to attract considerable attention. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs. See Part I, Item 1. “Business—Environmental and Occupational Health and Safety Regulation” for more discussion on the threat of climate and restriction of GHG emissions. The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming fossil fuels, and thereby reduce demand for, oil and natural gas, which could reduce demand for our services and products. Additionally, political, litigation and financial risks may result in our oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our services and products. One or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

We are required to comply with a number of complex laws pertaining to business conduct, including the U.S. Foreign Corrupt Practices Act and similar legislation enacted by Governments outside the U.S.

We operate internationally and in some countries with high levels of perceived corruption commonly gauged according to the Transparency International Corruption Perceptions Index. We must comply with complex foreign and U.S. laws including the United States Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010 and the United Nations Convention Against Corruption, which prohibit engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We do business and may in the future do additional business in countries and regions in which we may face, directly or indirectly, corrupt demands by officials, tribal or insurgent organizations, or by private entities in which corrupt offers are expected or demanded. Furthermore, many of our operations require us to use third parties to conduct business or to interact with people who are deemed to be governmental officials under the anticorruption laws. Thus, we face the risk of unauthorized payments or offers of payments or other things of value by our employees, contractors or agents. It is our policy to implement compliance procedures to prohibit these practices. However, despite those safeguards and any future improvements to them, our employees, contractors, and agents may engage in conduct for which we might be held responsible, regardless of whether such conduct occurs within or outside the United States. We may also be held responsible for any violations by an acquired company that occur prior to an acquisition, or subsequent to the acquisition but before we are able to institute our compliance procedures. In addition, our non-U.S. competitors that are not subject to the FCPA or similar anticorruption laws may be able to secure business or other preferential treatment in such countries by means that such laws prohibit with respect to us. A violation of any of these laws, even if prohibited by our policies, may result in severe criminal and/or civil sanctions and other penalties, and could have a material adverse effect on our business. Actual or alleged violations could damage our reputation, be expensive to defend, and impair our ability to do business.

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

Compliance with laws and regulations on trade sanctions and embargoes including those administered by the United States Department of the Treasury’s Office of Foreign Assets Control also poses a risk to us. We cannot provide products or services to or in certain countries subject to U.S. or other international trade sanctions or to certain individuals and entities subject to sanctions. Furthermore, the laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. Any failure to comply with applicable trade-related laws and regulations, even if prohibited by our policies, could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments and loss of import and export privileges. It is our policy to implement procedures concerning compliance with applicable trade sanctions, export controls, and other trade-related laws and regulations. However, despite those safeguards and any future improvements to them, our employees, contractors, and agents may engage in conduct for which we might be held responsible, regardless of whether such conduct occurs within or outside the United States. We may also be held responsible for any violations by an acquired company that occur prior to an acquisition, or subsequent to the acquisition but before we are able to institute our compliance procedures.

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

In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information security in the U.S. and in various countries in which we operate. In addition, legislators and/or regulators in the U.S., the EU and other jurisdictions in which we operate are increasingly adopting or revising privacy, data protection and information security laws that could create compliance uncertainty and could increase our costs or require us to change our business practices in a manner adverse to our business. Compliance with current or future privacy, data protection and information security laws could significantly impact our current and planned privacy, data protection and information security related practices, our collection, use, sharing, retention and safeguarding of employee information and information regarding others with whom we do business. Our failure to comply with privacy, data protection and information security laws could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation. For example, the EU’s General Data Protection Regulations 2016/679 (the “GDPR”), as supplemented by any national laws (such as in the U.K., the Data Protection Act 2018) and further implemented through binding guidance from the European Data Protection Board, came into effect on May 25, 2018. The GDPR expanded the scope of the EU data protection law to all foreign companies processing personal data of European Economic Area individuals and imposed a stricter data protection compliance regime, including the introduction of administrative fines for non-compliance, as well as the right to compensation for financial or non-financial damages claimed by any individuals under Article 82 GDPR. Our business may also face reputational damages as a result of any personal data breach or violation of the GDPR.

Risks Related to Our Common Stock

Our declaration of dividends is within the discretion of our Board and subject to certain limitations under Dutch law and our financing agreements, and there can be no assurance that we will pay dividends.

Our dividend policy is within the discretion of our Board, and the amount of future dividends, if any, will depend upon various factors, including our results of operations, financial condition, capital requirements and investment opportunities. We can provide no assurance that we will pay dividends on our common stock. No dividends on our common stock will accrue in arrears. In addition, Dutch law contains certain restrictions on a company’s ability to pay cash dividends, and we can provide no assurance that those restrictions, or any dividend restrictions in our financing agreements, will not prevent us from paying a dividend in future periods.

As a Dutch company with limited liability, the rights of our shareholders may be different from the rights of shareholders in companies governed by the laws of U.S. jurisdictions.

We are a Dutch company with limited liability (Naamloze Vennootschap). Our corporate affairs are governed by our articles of association and by the laws governing companies incorporated in the Netherlands. The rights of shareholders and the responsibilities of members of our Board may be different from those in companies governed by the laws of U.S. jurisdictions.

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

Furthermore, certain provisions of Dutch corporate law have the effect of concentrating control over certain corporate decisions and transactions in the hands of our Board. As a result, holders of our shares may have more difficulty in protecting their interests in the face of actions by members of our Board than if we were incorporated in the United States. In the performance of its duties, our Board will be required by Dutch law to act in the interest of the Company and its affiliated business, and to consider the interests of our company, our shareholders, our employees and other stakeholders in all cases with reasonableness and fairness. It is possible that some of these parties will have interests that are different from, or in addition to, interests of our shareholders.

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

Provisions contained in our amended and restated articles of association and the laws of the Netherlands could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Provisions of our articles of association impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. Among other things, these provisions:

•	authorize our Board, for a period of five years (which ends on May 19, 2022, unless extended) to issue common stock, including for defensive purposes, without shareholder approval; and
•	do not provide for shareholder action by written consent, thereby requiring all shareholder actions to be taken at a general meeting of shareholders.

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

We are a Netherlands limited liability company classified as a corporation for U.S. federal income tax purposes, and our U.S. holders may be subject to certain anti-deferral rules under U.S. tax law. For instance, U.S. tax authorities could treat us as a “passive foreign investment company” (“PFIC”), which could have adverse U.S. federal income tax consequences to U.S. holders.

A foreign corporation will be treated as a PFIC for U.S. federal income tax purposes if either:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In order to design, manufacture and service the proprietary equipment that support our operations, as well as the products that we offer for sale directly to external customers, we maintain several manufacturing and service facilities around the world. We currently provide our services and products in over 100 locations in approximately 60 countries.

The following table details our material facilities by segment, owned or leased by us as of December 31, 2021.

Leased or
Location	Owned	Principal/Most Significant Use

All Segments
Houston, Texas	Leased	Corporate office
Reading, United Kingdom	Leased	Corporate office
Aberdeen, Scotland	Owned/Leased	Regional operations, manufacturing, engineering and administration
Lafayette, Louisiana	Owned	Regional operations, manufacturing, engineering and administration

NLA
Georgetown, Guyana	Leased	Regional operations
Macaé, Brazil	Owned	Regional operations and administration
Neuquen, Argentina	Leased	Regional operations
New Iberia, Louisiana	Leased	Regional operations
Villahermosa, Mexico	Leased	Regional operations

ESSA
Den Helder, the Netherlands	Owned/Leased	Regional operations and administration
Stavanger, Norway	Leased	Regional operations

MENA
Al Khobar, Saudi Arabia	Leased	Regional operations
Dubai, United Arab Emirates	Owned/Leased	Regional operations and administration
Hassi Messaoud, Algeria	Leased	Regional operations

APAC
Kuala Lumpur, Malaysia	Leased	Regional operations and administration
Labuan, Malaysia	Leased	Regional operations
Perth, Australia	Leased	Regional operations

Our largest manufacturing facilities are located in Aberdeen, Scotland and Lafayette, Louisiana, where we design and manufacture a substantial portion of our service equipment. We believe the facilities that we currently occupy are suitable for their intended use.

Item 3. Legal Proceedings

Information related to Item 3. Legal Proceedings is included in Note 18 “Commitments and contingencies” to the consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NYSE under the symbol “XPRO”. On September 30, 2021, Frank’s supervisory board of directors unanimously approved a 1-for-6 reverse stock split of the Company Common Stock, which was effected on October 1, 2021. All of the outstanding Company Common Stock share numbers, nominal value, share prices and per share amounts in this Form 10-K have been retroactively adjusted to reflect a 1-for-6 reverse stock split for all periods presented. Prior to the Merger, our common stock traded on the NYSE under the symbol “FI”.

On February 28, 2022, we had 109,377,501 shares of common stock outstanding. The common shares outstanding at February 28, 2022, were held by approximately 21 record holders. The actual number of shareholders is greater than the number of holders of record.

Dividend Policy

The declaration and payment of future dividends will be at the discretion of our Board and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements, restrictions contained in our financing agreements and general business conditions. Accordingly, there can be no assurance that we will pay dividends.

Unregistered Sales of Equity Securities

We did not have any sales of unregistered equity securities during the year ended December 31, 2021, that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

Our Board has authorized a program to repurchase our common stock from time to time. Approximately $38.5 million remained authorized for repurchase as of December 31, 2021; subject to the limitation set in our shareholder authorization for repurchases of our common stock, which is currently 10% of the common stock outstanding as of August 3, 2021. From the inception of this program in February 2020 to date, we repurchased 95,007 shares of our common stock for a total cost of approximately $1.5 million. As of October 1, 2021, share buybacks are restricted under our Revolving Credit Facility, our main financing agreement.

Performance Graph

The following performance graph compares the performance of our common stock to the Russell 2000 Index, the PHLX Oil Service Sector Index (“OSX”) and to a peer group established by management. The peer group consists of the following companies: Baker Hughes Company, ChampionX Corporation, Core Laboratories N.V., Dril-Quip, Inc., TechnipFMC plc, Halliburton Company, Helix Energy Solutions Group Inc., National Energy Services Reunited Corp., NexTier Oilfield Solutions Inc., Oceaneering International, Inc., NOV Inc. and Schlumberger Limited.

The graph below compares the cumulative total return to holders of our common stock with the cumulative total returns of the Russell 2000 Index, the OSX and our peer group for the period from December 31, 2016 through December 31, 2021. The graph assumes that the value of the investment in our common stock was $100 at December 31, 2016 and for each index (including reinvestment of dividends) and tracks the return on the investment through December 31, 2021. The shareholder return set forth herein is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Expro Group Holdings N.V., the Russell 2000 Index, the PHLX Oil Service Sector Index,
 and a Peer Group

*$100 invested on 12/31/2016, including reinvestment of dividends. Fiscal year ending December 31.

The performance graph above and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate by reference.

Item 6. Reserved

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals and our current expectations with respect to, among other things:

•	our business strategy and prospects for growth;
•	post-Merger integration;
•	our cash flows and liquidity;
•	our financial strategy, budget, projections and operating results;
•	the amount, nature and timing of capital expenditures;
•	the availability and terms of capital;
•	the exploration, development and production activities of our customers;
•	the market for our existing and future products and services;
•	competition and government regulations; and
•	general economic conditions.

These forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “plan,” “intend,” “potential,” “predict,” “project,” “may,” “outlook,” or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-K speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

•

continuing uncertainty relating to global crude oil demand and crude oil prices that correspondingly may lead to further significant reductions in domestic oil and gas activity, which in turn could result in further significant declines in demand for our products and services;

•

uncertainty regarding the extent and duration of the remaining restrictions in the United States and globally on various commercial and economic activities due to COVID-19, including uncertainty regarding the re-imposition of restrictions due to resurgences in infection rates;

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
•

political, economic and regulatory uncertainties in our international operations, including the impact of actions taken by the OPEC and non-OPEC nations with respect to production levels and the effects thereof;

•	our ability to develop new technologies and products;
•	our ability to protect our intellectual property rights;
•	our ability to attract, train and retain key employees and other qualified personnel;
•	operational safety laws and regulations;
•	international trade laws and sanctions;
•

severe weather conditions and natural disasters, and other operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	policy or regulatory changes;
•	the overall timing and level of transition of the global energy sector from fossil-based systems of energy production and consumption to more renewable energy sources;
•	perception related to our ESG performance as well as current and future ESG reporting requirements; and
•	uncertainty with respect to integration and realization of expected synergies following completion of the Merger.

The impact of the COVID-19 pandemic and related economic, business and market disruptions continue to evolve, and its future effects are uncertain. The continued impact of COVID-19 on the Company’s business will depend on many factors, many of which are beyond management’s control and knowledge. It is therefore difficult for management to assess or predict with accuracy the broad future effects of this health crisis on the global economy, the energy industry or the Company’s business. As additional information becomes available, events or circumstances change and strategic operational decisions are made by management, further adjustments may be required which could have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

These and other important factors that could affect our operating results and performance are described in (i) Part I, Item 1A “Risk Factors” and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K, and elsewhere within this Form 10-K, (ii) our other reports and filings we make with the SEC from time to time and (iii) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-K occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in the Form 10-K are expressly qualified in their entirety by the cautionary statements in this section.

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

Unless otherwise indicated, references to the terms “Frank’s” refers to Frank’s International N.V., the predecessor reporting entity prior to the Merger, references to “Legacy Expro” refer to Expro Group Holdings International Limited, the entity acquired by the Company, and references to “Expro,” the “Company,” “we,” “our,” and “us” refer to Expro Group Holdings N.V., following the consummation of the Merger and unless the context otherwise required, Frank’s prior to the consummation of the Merger.

Overview of Business

Working for clients across the entire well life cycle, we are a leading provider of energy services, offering cost-effective, innovative solutions and what we consider to be best-in-class safety and service quality. The Company’s extensive portfolio of capabilities spans well construction, well flow management, subsea well access, and well intervention and integrity solutions.

With roots dating to 1938, we have approximately 7,200 employees and provide services and solutions to leading exploration and production companies in both onshore and offshore environments in approximately 60 countries with over 100 locations.

Our broad portfolio of products and services are designed to enhance production and improve recovery across the well lifecycle from exploration through abandonment, including:

Well Construction
•	Our well construction products and services support customers’ new wellbore drilling, wellbore completion and recompletion, and wellbore plug and abandonment requirements. In particular, we offer advanced technology solutions in drilling, tubular running services, cementing and tubulars. With a focus on innovation, we are continuing to advance the way wells are constructed by optimizing process efficiency on the rig floor, developing new methods to handle and install tubulars and mitigating well integrity risks.

Well Management
Our well management offerings consist of well flow management, subsea well access and well intervention and integrity services:

•	Well flow management: We gather valuable well and reservoir data, with a particular focus on well-site safety and environmental impact. We provide global, comprehensive well flow management systems for the safe production, measurement and sampling of hydrocarbons from a well during the exploration and appraisal phase of a new field; the flowback and clean-up of a new well prior to production; and in-line testing of a well during its production life. We also provide early production facilities to accelerate production; production enhancement packages to enhance reservoir recovery rates through the realization of production that was previously locked within the reservoir; and metering and other well surveillance technologies to monitor and measure flow and other characteristics of wells.

•	Subsea well access: With over 35 years of experience providing a wide range of fit-for-purpose subsea well access solutions, our technology aims to ensure safe well access and optimized production throughout the lifecycle of the well. We provide what we believe to be the most reliable, efficient and cost-effective subsea well access systems for exploration and appraisal, development, intervention and abandonment, including an extensive portfolio of standard and bespoke Subsea Test Tree Assemblies, a rig-deployed Intervention Riser System and a vessel-deployed, wire through water Riserless Well Intervention System. We also provide systems integration and project management services.

•	Well intervention and integrity: We provide well intervention solutions to capture well data, ensure well bore integrity and improve production. In addition to our extensive fleet of mechanical and cased hole wireline units, we have recently introduced a number of cost-effective, innovative well intervention services, including CoilHose™, a lightweight, small-footprint solution for wellbore lifting, cleaning and chemical treatments; Octopoda™, for fluid treatments in wellbore annuli; and Galea™, an autonomous well intervention solution. We also possess several other distinct technical capabilities, including non-intrusive metering technologies and wireless telemetry systems for reservoir monitoring.

We operate a global business and have a diverse and stable customer base that is comprised of national oil companies (“NOC”), international oil companies (“IOC”), independent exploration and production companies (“Independents”) and service partners. We have strong relationships with a number of the world’s largest NOCs and IOCs, some of which have been our customers for decades. We are dedicated to safely and sustainably delivering maximum value to our customers.

We organize and manage our operations on a geographical basis. Our reporting structure and the key financial information used by our management team is organized around our four operating segments: (i) NLA, (ii) ESSA, (iii) MENA and (iv) APAC.

How We Generate Our Revenue

Our revenue is derived primarily from providing services in well construction, well flow management, subsea well access and well intervention and integrity services to operators globally. Our revenue includes equipment service charges, personnel charges, run charges and consumables. Some of our contracts allow us to charge for additional deliverables, such as the costs of mobilization of people and equipment and customer specific engineering costs associated with a project. We also procure products and services on behalf of our customers that are provided by third parties for which we are reimbursed with a mark-up or in connection with an integrated services contract. We also design, manufacture and sell equipment, which is typically done in connection with a related operations and maintenance arrangement with a particular customer. In addition, we also generate revenue from the sale of certain well construction products.

For the year ended December 31, 2021, approximately 71% of our revenue was generated by activities related to offshore oil and gas operations and approximately 41% of our revenue was generated by production optimization activities, which are generally funded by customers’ operating expenditures rather than capital expenditures.

Market Conditions and Price of Oil and Gas

As a full-cycle energy services company, our services span the full life of an oil and gas field from appraisal, development, completion and production through eventual abandonment. While 2021 presented challenges due to ongoing COVID-19 constraints, the market showed positive signs of recovery beginning in late 2021 and continuing into the first quarter of 2022. There are a number of market factors that have had, and may continue to have, an effect on our business, including:

•

The market for oilfield services and our business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make expenditures on exploration, drilling and production activities.

•

Oil demand in 2022 is forecast to exceed 2021 as the overall economic backdrop improves through the COVID-19 pandemic recovery with liquid demand expected to grow by 3.6 million barrels per day (“b/d”) in 2022, up from 96.9 million b/d in 2021 (which would surpass 2019 levels), rising by an additional 1.8 million b/d in 2023 to 102.3 million b/d. Due to production curtailments by OPEC+ members, investment restraint from U.S. oil producers, and other supply disruptions during the COVID-19 pandemic, oil demand has outpaced production for over a year. Following reaffirmation from OPEC+ members to increase production again, the Energy Information Administration (“EIA”) forecast that global oil production will outpace demand during both 2022 and 2023, resulting in rising global oil inventories and downward pressures on oil prices. However, the impact of new variants of COVID-19 on economic activity is unknown, and uncertainty remains in the global oil markets.

•

Despite the multi-year underinvestment in new reserves, we expect that operators will continue to exercise fiscal discipline in the near-term and continue to exercise caution around potential new COVID-19 variants impact on activities. As a result, we and other oilfield services companies have limited visibility on customer spending plans for 2022 and the timing of an expected further increase in activity levels.

•

In addition, increases in activity are not expected to be uniform across regions or type of activity, at least in the early stages of a market recovery, although international and deepwater activity is expected to continue to improve throughout 2022. We expect that the demand for services related to brownfield and production enhancement and in field development will also show increased demand.

•

Although the clean energy transition has continued to gain momentum, it is expected that hydrocarbons will play a vital role in the transition towards more sustainable energy resources. The existing expertise and future innovation within the oilfield services sector, both to reduce the emissions and enhance efficiency within the current industry and the new industries, will be critical. We are already active in the early-stage carbon capture and storage sector and have established operations and technologies within the geothermal and flare reduction and gas recovery segments. We continue to develop technologies to reduce the greenhouse gas impact of our customers’ operations which, along with our digital transformation initiatives, are expected to enable us to continue to support our customers’ efficiency and environmental initiatives. As the industry changes, we plan to continue to evolve our approach to adapt and help our customers address the energy transition.

•

Increased expectations of host countries in regard to local content is another multi-year trend, which gained additional momentum during recent years. Our commitment to developing local capabilities and in-country personnel has reduced our dependence on international staff, which has also allowed us to mitigate some of the operational challenges associated with travel restrictions related to the COVID-19 pandemic. These efforts have enabled us to continue to service our customers in their ongoing operations throughout the pandemic.

A major factor that affects our business activity is the price of oil and, to a lesser extent, the regional price of natural gas, which are both driven by market supply and demand. Changes in oil and gas prices impact our customers' spending on exploration and appraisal, development, production and abandonment activities. The extent of the impact of a change in oil and gas prices on these activities varies extensively between geographic regions, types of customers, types of activities and the financial returns of individual projects. In response to this uncertain industry outlook, we continue to evaluate additional cost saving opportunities in order to reduce service delivery costs, increase productivity and improve profitability; however, our commitment to safety, service quality and innovation remains steadfast.

Outlook

Demand continues to improve with stabilizing Brent oil prices, and activity in 2022 is forecast to be higher than in 2021, with oil demand forecast to return to or exceed pre-pandemic levels before year end.

As discussed above, the EIA estimates that global liquid fuels consumption will grow to 100.5 million b/d in 2022, up from 96.9 million b/d in 2021 (which would surpass 2019 levels), rising to 102.3 million b/d in 2023. Counterbalancing consumption growth, the EIA expect continuing production increases from OPEC (2.5 million b/d) and an acceleration in U.S. crude oil production in 2022 (rising from 11.2 million b/d in 2021 to 11.8 million b/d in 2022 and 12.4 million b/d in 2023, the highest annual average U.S. crude oil production on record) that along with other supply increases, is expected to outpace global oil consumption growth and contribute to declining oil prices in the mid-term. As a result, the EIA forecasts Brent crude oil spot prices to average $75 per barrel in 2022 and $68 per barrel in 2023 compared to an average $71 per barrel in 2021.

In addition to the stabilized oil market outlook, global natural gas demand is continuing its recovery due to a combination of rising economic activity, lower inventory in storage, recent extreme weather events and a predicted long winter in Europe. The EIA expects Henry Hub spot prices will average $3.82/Metric Million British Thermal Unit (“MMBtu”) in the first quarter of 2022 and average $3.79/MMBtu for all of 2022 and $3.63/MMBtu in 2023 as U.S. dry gas production recovers. Rystad forecasts the European and Asian liquefied natural gas spot price to average $16.70 and $18.60 in 2022, respectively, maintaining the higher rates achieved in 2021 with slight downward pricing pressure in 2023 as liquefied natural gas production ramps up.

The outlook for 2022 indicates a continuing modest recovery in exploration and production expenditures, albeit at different rates in individual countries depending on a range of factors, including increasing crude production offset by a slower rate of demand growth with slower jet fuel recovery and uncertainty regarding COVID-19 and the impact of any new variants or a resurgence over the winter period.

We expect demand for our services and solutions to trend positively throughout 2022. The following provides an outlook for 2022 by our reporting segments based on data from Spears and Associates, Inc.

NLA: In North America, activity is projected to increase in 2022 by 23% in drilling and 10% in hydraulic fracturing activity. Operator focus remains on capital discipline, although with further drilled but uncompleted drawdowns becoming limited, new well drilling will need to continue increasing in order to maintain output. In Latin America, drilling activity is now forecast to increase 20% in 2022, driven mainly by increased activity in Guyana, Suriname and Argentina.

ESSA: In Europe, drilling activity is projected to rise in 2022 by 2%, with an average of 82 active rigs and approximately 725 new wells. Onshore and offshore activity are both projected to increase by 2% in 2022. In Sub-Saharan Africa, drilling activity is forecasted to increase by 17% overall, to an average of 109 active rigs in 2022, following the resumption of activity in the fourth quarter of 2021 and the progression of further development programs for a number of large offshore projects.

MENA: In the Middle East and North Africa, drilling activity is projected to rise by 10% in 2022, to an average of 271 active rigs, as Iraq plans to increase their production capacity and Saudi Arabia responds to increased demand for its oil. The increased focus on infield development and production optimization and enhancement projects to maintain production rates continues, with future expansion of carbon capture and storage projects, for example in the UAE, also adding to a growing future activity outlook.

APAC: In Asia Pacific, drilling activity is projected to increase by 12%, to 179 active rigs, including an increase offshore following weaker activity in 2021, especially in India where future deepwater exploration is now forecast to increase driven by the government’s ambition to reduce dependence on oil imports. Activity is driven by both new projects and expansion of existing developments through production optimization in Australia, Malaysia, Indonesia and Thailand. Indonesia and Malaysia are also progressing plans for carbon capture and storage projects.

How We Evaluate Our Operations

We use a number of financial and operational measures to routinely analyze and evaluate the performance of our business, including Revenue, Adjusted EBITDA, Adjusted Cash Flow from Operations and Cash Conversion.

Revenue: We analyze our performance by comparing actual monthly revenue by operating segments and areas of capabilities to our internal projections for each month. Our revenue is primarily derived from well construction, well flow management, subsea well access and well intervention and integrity solutions.

Adjusted EBITDA: We regularly evaluate our financial performance using Adjusted EBITDA. Our management believes Adjusted EBITDA is a useful financial performance measure as it excludes non-cash charges and other transactions not related to our core operating activities and allows more meaningful analysis of the trends and performance of our core operations.

Adjusted Cash Flow from Operations: We regularly evaluate our operating cash flow performance using Adjusted Cash Flow from Operations. Our management believes Adjusted Cash Flow from Operations is a useful tool to measure the operating cash performance of the Company as it excludes exceptional payments, interest payments and non-cash charges not related to our core operating activities and allows more meaningful analysis of the trends and performance of our core operations.

Cash Conversion: We regularly evaluate our efficiency of generating cash from operations using Cash Conversion which provides a useful tool to measure Adjusted Cash Flow from Operations as a percentage of Adjusted EBITDA.

Adjusted EBITDA, Adjusted Cash Flow from Operations and Cash Conversion are non-GAAP financial measures. Please refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial performance measure calculated and presented in accordance with GAAP and a reconciliation of Adjusted Cash Flow from Operations to net cash provided by operating activities, the most directly comparable liquidity measure calculated and presented in accordance with GAAP.

Executive Overview

Year ended December 31, 2021 compared to year ended December 31, 2020

Certain highlights of our financial results and other key developments include:

•	On October 1, 2021, the Company completed the Merger with Legacy Expro. Refer to Note 3 “Business combinations and dispositions” of our consolidated financial statements for more details.

•	Revenue for the year ended December 31, 2021 increased by $150.8 million, or 22.3%, to $825.8 million, compared to $675.0 million for the year ended December 31, 2020. Of the total increase of $150.8 million for the year ended December 31, 2021, $112.1 million is related to the Merger, and the balance of the increase was driven by higher activity across NLA, ESSA and APAC, partially offset by a reduction in activity in the MENA segment. Revenue for our segments is discussed separately below under the heading “Operating Segment Results”.

•

We reported a net loss for the year ended December 31, 2021 of $131.9 million, compared to a net loss of $307.0 million for the year ended December 31, 2020. The overall decrease in net loss was primarily due to a combination of asset impairments totaling $287.5 million recognized during the year ended December 31, 2020, partially offset by the Merger which resulted in higher Merger and Integration expense of $46.0 million, higher stock-based compensation expense of $54.2 million and higher income tax expense of $19.7 million during the year ended December 31, 2021.

•

Adjusted EBITDA for the year ended December 31, 2021 increased by $25.8 million, or 25.7%, to $125.9 million from $100.2 million for the year ended December 31, 2020. Of the total increase of $25.8 million for the year ended December 31, 2021, $17.3 million is due to the Merger and the remaining increase of $8.5 million is attributable to higher activity during the year ended December 31, 2021. Adjusted EBITDA margin improved from 14.8% to 15.3% during the year ended December 31, 2021 compared to the year ended December 31, 2020.

•	Net cash provided by operating activities for the year ended December 31, 2021 was $16.1 million, compared to $70.4 million for the year ended December 31, 2020.

•	Adjusted Cash Flow from Operations and Cash Conversion for the year ended December 31, 2021 was $65.3 million and 51.9%, respectively, compared to $88.6 million and 88.5%, respectively, for the year ended December 31, 2020.

•

In connection with the Merger, we entered into a new revolving credit facility (“New Facility”) with an aggregate commitment of $200.0 million with up to $130.0 million available for drawdowns as loans and up to $70.0 million for bonds and guarantees. The New Facility has substantially the same conditions as Legacy Expro’s revolving credit facility and matures in October 2024. Please refer to the section titled “Liquidity and Capital Resources” for further discussion on our debt facilities.

Selected Unaudited Financial Information for the Three Months Ended December 31, 2021

Unaudited segment revenue and Segment EBITDA for the three months ended December 31, 2021, which includes the results of Legacy Expro and Frank’s, was as follows:

	Three Months Ended December 31,
(in thousands)	2021
Revenue:
NLA	$100,394	34%
ESSA	94,322	32%
MENA	49,464	17%
APAC	51,489	17%
Total Revenue	$295,669	100%

Segment EBITDA:
NLA	$21,162	31%
ESSA	19,859	28%
MENA	16,076	23%
APAC	12,206	18%
	69,303	100%

Unaudited revenue by main area of capability for the three months ended December 31, 2021, which includes the results of Legacy Expro and Frank’s, was as follows:

	Three Months Ended December 31,
(in thousands)	2021
Well construction	$112,126	38%
Well management	183,543	62%
Total Revenue	$295,669	100%

Year ended December 31, 2020 compared to year ended December 31, 2019

Certain highlights of our financial results, which only reflect results of Legacy Expro, and other key developments include:

•

Revenue for the year ended December 31, 2020 decreased by $135.0 million, or 16.7%, to $675.0 million from $810.1 million for the year ended December 31, 2019. The decrease was driven by lower activity across all of our product and service offerings in all of our reporting segments other than the APAC segment due to a combination of factors, including a substantial decline in global demand for oil caused by the COVID-19 pandemic and disagreements between the members of OPEC+ regarding limits on production of oil, resulting in surplus supply and a material reduction in crude prices. Other effects of the COVID-19 pandemic have included, and may continue to include, disruptions to our operations, including suspension or deferral of drilling activities; customer shutdowns of oil and gas exploration and production; downward revisions to customer budgets and reduced customer demand for our services; and workforce reductions in response to activity declines. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•

We reported a net loss for the year ended December 31, 2020 of $307.0 million, compared to a net loss of $64.8 million for the year ended December 31, 2019. The increase in net loss was primarily driven by lower activity across all of our product and service offerings as discussed above and significant asset impairments recognized during the year ended December 31, 2020.

•

Adjusted EBITDA for the year ended December 31, 2020 decreased by $17.1 million, or 14.6%, to $100.2 million from $117.3 million for the year ended December 31, 2019, reflecting a reduction in overall activity in the oilfield services industry during 2020. However, Adjusted EBITDA margin increased from 14.5% to 14.8% during the year ended December 31, 2020 compared to the year ended December 31, 2019. The improvement in Adjusted EBITDA margin is primarily due to various initiatives undertaken during 2020 in response to the COVID-19 pandemic to structurally adjust Expro’s cost base in order to improve longer-term profitability and performance.

•	Net cash provided by operating activities for the year ended December 31, 2020 was $70.4 million, compared to $81.2 million for the year ended December 31, 2019.

•	Adjusted Cash Flow from Operations and Cash Conversion for the year ended December 31, 2020 was $88.6 million and 88.5%, respectively, compared to $86.5 million and 73.7%, respectively, for the year ended December 31, 2019.

•

Severance and other expense for the year ended December 31, 2020 increased by 213.5% to $13.9 million as compared to $4.4 million for the year ended December 31, 2019. The increase was primarily driven by activities undertaken to restructure and resize our business in response to reduced activity levels due to COVID-19 and other economic conditions in the oil and gas industry, primarily consisting of headcount reductions and the cost of exiting certain facilities.

•

We recorded significant asset impairments during the year ended December 31, 2020. We tested our goodwill and other long-lived assets for impairment as of the quarter ended March 31, 2020 due to the macro-economic uncertainty that was experienced beginning in March 2020 from a combination of factors, including COVID-19, which resulted in asset impairments as of March 31, 2020 totaling approximately $191.9 million relating to our goodwill and $83.7 million relating to our property, plant and equipment, intangible assets and operating lease right-of-use assets. Additionally, at year end, we recorded an impairment charge of $11.9 million relating to our property, plant and equipment and operating lease right-of-use assets.

Non-GAAP Financial Measures

We include in this Form 10-K the non-GAAP financial measures Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Cash Flow from Operations and Cash Conversion. We provide reconciliations of net loss, the most directly comparable financial performance measure calculated and presented in accordance with GAAP, to Adjusted EBITDA. We also provide a reconciliation of Adjusted Cash Flow from Operations to net cash provided by operating activities, the most directly comparable liquidity measure calculated and presented in accordance with GAAP.

Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Cash Flow from Operations and Cash Conversion are used as supplemental financial measures by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others. These non-GAAP financial measures allow our management and others to assess our financial and operating performance as compared to those of other companies in our industry, without regard to the effects of our capital structure, asset base, items outside the control of management and other charges outside the normal course of business.

We define Adjusted EBITDA as net loss adjusted for (a) income tax expense (benefit), (b) depreciation and amortization expense, (c) impairment expense, (d) severance and other expense, net, (e) stock-based compensation expense, (f) merger and integration expense, (g) gain on disposal of assets, (h) other income, net, (i) interest and finance expense, net and (j) foreign exchange losses. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of revenues.

We define Adjusted Cash Flow from Operations as net cash provided by operating activities adjusted for cash paid during the period for interest, net, severance and other expense and merger and integration expense. We define Cash Conversion as Adjusted Cash Flow from Operations divided by Adjusted EBITDA.

Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Cash Flow from Operations and Cash Conversion have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. As Adjusted EBITDA, Adjusted Cash Flow from Operations and Cash Conversion may be defined differently by other companies in our industry, our presentation of Adjusted EBITDA, Adjusted Cash Flow from Operations and Cash Conversion may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented (in thousands):

	Year ended
	December 31,
	2021	2020	2019
Net loss	$(131,891)	$(307,045)	$(64,761)

Income tax expense (benefit)	16,267	(3,400)	(1,137)
Depreciation and amortization expense	123,866	113,693	122,503
Impairment expense (1)	—	287,454	49,036
Severance and other expense	7,826	13,930	4,444
Merger and integration expense	47,593	1,630	—
Gain on disposal of assets	(1,000)	(10,085)	—
Other income, net (2)	(3,992)	(3,908)	(226)
Stock-based compensation expense (3)	54,162	—	—
Foreign exchange losses	4,314	2,261	4,176
Interest and finance expense, net	8,795	5,656	3,300
Adjusted EBITDA	$125,940	$100,186	$117,335

Adjusted EBITDA Margin	15.3%	14.8%	14.5%

(1)	Impairment expense represents impairments recorded on goodwill and other long-lived assets, including property, plant and equipment, intangible assets and operating lease right-of-use assets.
(2)

Other income, net, is comprised of immaterial, unusual or infrequently occurring transactions which, in management’s view, do not provide useful measures of the underlying operating performance of the business.

(3)	Non-cash, stock-based compensation expense of $54.2 million includes $42.1 million associated with Legacy Expro stock options and restricted stock units recognized as a result of the completion of the Merger. Please see Note 20 “Stock-based compensation” in the Notes to the Consolidated Financial Statements for additional information.

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Cash Flow from Operations for each of the periods presented (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Net cash provided by operating activities	$16,144	$70,391	$81,209
Cash paid during the period for interest, net	4,192	2,630	1,490
Cash paid during the period for severance and other expense	8,052	15,602	3,811
Cash paid during the period for merger and integration expense	36,921	—	—

Adjusted Cash Flow from Operations	$65,309	$88,623	$86,510

Adjusted EBITDA	$125,940	$100,186	$117,335

Cash Conversion	51.9%	88.5%	73.7%

Results of Operations

Year ended December 31, 2021 compared to year ended December 31, 2020

	Year Ended
	December 31,		Change
(in thousands)	2021	2020	$	%
Total revenue	$825,762	$675,026	$150,736	22.3%

Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization	(701,165)	(566,876)	(134,289)
General and administrative expense, excluding depreciation and amortization	(73,880)	(23,814)	(50,066)
Depreciation and amortization expense	(123,866)	(113,693)	(10,173)
Impairment expense	—	(287,454)	287,454
Gain on disposal of assets	1,000	10,085	(9,085)
Merger and integration expense	(47,593)	(1,630)	(45,963)
Severance and other expense	(7,826)	(13,930)	6,104

Total operating cost and expenses	(953,330)	(997,312)	43,982

Operating loss	(127,568)	(322,286)	194,718	(60.4)%
Other income, net	3,992	3,908	84
Interest and finance expense, net	(8,795)	(5,656)	(3,139)

Loss before taxes and equity in income of joint ventures	(132,371)	(324,034)	191,663	(59.1)%

Equity in income of joint ventures	16,747	13,589	3,158

Loss before income taxes	(115,624)	(310,445)	194,821	(62.8)%
Income tax (expense) benefit	(16,267)	3,400	(19,667)

Net loss	$(131,891)	$(307,045)	$175,154	(57.0)%

Revenue

Revenue for the year ended December 31, 2021 increased by $150.8 million, or 22.3%, to $825.8 million, compared to $675.0 million for the year ended December 31, 2020. Of the total increase of $150.8 million for the year ended December 31, 2021, $112.1 million is related to the Merger, and the balance of the increase was driven by higher activity across NLA, ESSA and APAC, partially offset by a reduction in activity in the MENA segment. Revenue for our segments is discussed separately below under the heading “Operating Segment Results”.

Revenue for our well flow management and well intervention and integrity offerings increased by $15.6 million (3.8%) and $39.6 million (29.4%), respectively, partially offset by a decrease in subsea well access revenue by $16.7 million (-12.6%) for the year ended December 31, 2021. Additionally, the Merger resulted in well construction revenue of $112.1 million for the year ended December 31, 2021.

Cost of revenue, excluding depreciation and amortization

Cost of revenue, excluding depreciation and amortization, for the year ended December 31, 2021 was $701.2 million (84.9% of revenue), an increase of $134.3 million, or 23.7%, compared to $566.9 million (84.0% of revenue) for the year ended December 31, 2020. Of the total increase of $134.3 million for the year ended December 31, 2021, $92.1 million relates to the Merger, and the remaining increase of $42.2 million was due to higher personnel costs for operational and support staff, equipment rentals, facility costs, materials, sub-contractor costs, and research, engineering and development costs, which is in line with the higher activity, and recognition of stock-based compensation expense for Legacy Expro’s Management Incentive Plan of $10.5 million during the year ended December 31, 2021 as a result of the Merger.

General and administrative, excluding depreciation and amortization

General and administrative expenses, excluding depreciation and amortization, is comprised of costs associated with sales and marketing, costs of running the corporate head office and other central functions that support the reporting segments. General and administrative expenses for the year ended December 31, 2021 increased by $50.1 million, or 210.2%, to $73.9 million, as compared to $23.8 million for the year ended December 31, 2020. Of the total increase of $50.1 million for the year ended December 31, 2021, $15.4 million relates to the Merger, and the remaining increase was primarily driven by recognition of stock-based compensation expense for Legacy Expro’s Management Incentive Plan of $31.6 million as a result of the Merger.

Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2021 increased by $10.2 million, or 8.9%, to $123.9 million, as compared to $113.7 million for the year ended December 31, 2020. The increase in depreciation and amortization expense for the year ended December 31, 2021 is primarily related to the Merger.

Gain on disposal of assets

Gain on disposal of assets of $1.0 million for the year ended December 31, 2021 represents the earn-out consideration recognized as the conditions upon which the consideration was contingent were met during the year ended December 31, 2021 related to a sale of assets which occurred in 2020.

Impairment expense

No impairment expense was recorded for the year ended December 31, 2021 as compared to $287.5 million for the year ended December 31, 2020. Impairment expense for the year ended December 31, 2020 mainly relates to impairment of goodwill of $191.9 million, intangible assets of $60.4 million, property, plant and equipment of $20.0 million and operating lease right-of-use assets of $15.2 million. For further information, refer to Note 4 “Fair value measurements” in the accompanying consolidated financial statements.

Merger and integration expense

Merger and integration expense for the year ended December 31, 2021 increased by $46.0 million, to $47.6 million as compared to $1.6 million for the year ended December 31, 2020. The increase for the year ended December 31, 2021 primarily consists of professional fees, integration, and other costs related to the Merger.

Severance and other expense

Severance and other expense for the year ended December 31, 2021 decreased by $6.1 million, or 43.8%, to $7.8 million as compared to $13.9 million for the year ended December 31, 2020. The decrease was primarily driven by higher headcount reductions and facility rationalization undertaken in the previous year to restructure and resize our business to match reduced activity levels due to COVID-19 and economic conditions in the oil and gas industry for the year ended December 31, 2020.

Interest and finance expense, net

Interest and finance expense, net for the year ended December 31, 2021, was $8.8 million, an increase of $3.1 million, or 55.5%, compared to $5.7 million for the year ended December 31, 2020. The increase in interest and finance expense was primarily driven by fees incurred with respect to the New Facility established following the Merger.

Equity in income of joint ventures

Equity in income of joint ventures for the year ended December 31, 2021 increased by $3.2 million, or 23.2%, to $16.7 million as compared to $13.6 million for the year ended December 31, 2020. The increase reflects higher income from our joint ventures compared to the previous year.

Income tax (expense) benefit

Income tax expense for the year ended December 31, 2021 was $16.3 million, compared to an income tax benefit of $3.4 million for the year ended December 31, 2020. Following the closing of the Merger on October 1, 2021, as a result of our change in domicile from the U.K. to the Netherlands, our statutory tax rate changed to 25% for the year ended December 31, 2021. The statutory rate for the year ended December 31, 2020 was 19%. The effective tax rate was (12.3%) and 1.0% for the years ended December 31, 2021 and 2020, respectively. Our effective tax rate was impacted by the Merger in 2021, impairments of goodwill in 2020, and the geographic mix of profits and losses between deemed profit and taxable profit jurisdictions.

Our effective income tax rate fluctuates from the statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates along with jurisdictions utilizing a deemed profit taxation regime, the impact of valuation allowances, foreign inclusions and other permanent differences related to the recognition of income and expense.

Year ended December 31, 2020 compared to year ended December 31, 2019

	Year Ended December 31,		Change
	2020	2019	$	%
(in thousands)
Total revenue	$675,026	$810,064	$(135,038)	(16.7)%
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization	(566,876)	(677,184)	110,308
General and administrative expense, excluding depreciation and amortization	(23,814)	(29,360)	5,546
Depreciation and amortization expense	(113,693)	(122,503)	8,810
Impairment expense	(287,454)	(49,036)	(238,418)
Gain on disposal of assets	10,085	—	10,085
Merger and integration expense	(1,630)	—	(1,630)
Severance and other expense	(13,930)	(4,444)	(9,486)

Total operating cost and expenses	(997,312)	(882,527)	(114,785)

Operating loss	(322,286)	(72,463)	(249,823)	344.8%
Other income, net	3,908	226	3,682
Interest and finance expense, net	(5,656)	(3,300)	(2,356)

Loss before taxes and equity in income of joint ventures	(324,034)	(75,537)	(248,497)	329.0%

Equity in income of joint ventures	13,589	9,639	3,950

Loss before income taxes	(310,445)	(65,898)	(244,547)	371.1%
Income tax benefit	3,400	1,137	2,263

Net loss	$(307,045)	$(64,761)	$(242,284)	374.1%

Revenue

Revenue for the year ended December 31, 2020, which only includes revenue of Legacy Expro, decreased by $135.0 million, or 16.7%, to $675.0 million from $810.1 million for the year ended December 31, 2019. The decrease in total revenue for the year ended December 31, 2020 compared to the year ended December 31, 2019 was driven by lower activity across all of our product and service offerings in all of our reporting segments other than the APAC segment, due to a combination of factors, including a substantial decline in global demand for oil caused by the COVID-19 pandemic and disagreements between the members of OPEC+ regarding limits on production of oil, resulting in surplus supply and reduction in crude oil prices. For reference, Brent oil price averaged $42 per barrel in 2020 as compared to an average of $64 per barrel in 2019. As a result of reduced activity, revenue for the NLA segment decreased by $58.3 million (33.5%), the MENA segment by $43.0 million (18.2%) and the ESSA segment by $37.3 million (14.5%), partially offset by a modest increase in revenue in the APAC segment of $3.6 million (2.5%). Revenue for our segments is discussed in further detail separately below under the heading “Operating Segment Results.”

Revenue for our well flow management, well intervention and integrity and subsea well access offerings decreased by $75.8 million (15.7%), $35.1 million (20.7%) and $24.1 million (15.4%), respectively, for the year ended December 31, 2019 compared to December 31, 2020.

Cost of revenue, excluding depreciation and amortization

Cost of revenue, excluding depreciation and amortization, for the year ended December 31, 2020 was $566.9 million (84.0% of revenue), a decrease of $110.3 million, or 16.3%, compared to $677.1 million (83.6% of revenue) for the year ended December 31, 2019. The decrease in the cost of revenue, which includes personnel costs for operational and support staff, equipment rentals, facility costs, materials, sub-contractor costs, and research, engineering and development costs, was in line with the lower activity. In addition, we reduced our support staff by approximately 9.1% for the year ended December 31, 2020 compared to the year ended December 31, 2019.

General and administrative, excluding depreciation and amortization

General and administrative expenses, excluding depreciation and amortization, include the costs associated with sales and marketing, costs of running our corporate head office and other central functions that support the operating segments and include foreign currency gains (losses). General and administrative expenses for the year ended December 31, 2020 decreased by $5.5 million, or 18.9%, to $23.8 million, from $29.4 million for the year ended December 31, 2019. The decrease in general and administrative expenses during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily driven by a reduction in our corporate support staff by approximately 9.3% for the year ended December 31, 2020 compared to the year ended December 31, 2019. This contributed to lower personnel costs, lower corporate overhead costs, and lower travel costs. Additionally, we benefited from lower foreign exchange losses of $1.9 million from the revaluation of monetary assets and liabilities denominated in foreign currencies during the year ended December 31, 2020 compared to the year ended December 31, 2019.

Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2020 was $113.7 million, a decrease of $8.8 million, or 7.2% compared to $122.5 million for the year ended December 31, 2019, primarily as a result of a lower depreciable asset base.

Impairment expense

Impairment expense for the year ended December 31, 2020 was $287.5 million, an increase of $238.4 million, or 486.2%, compared to $49.0 million for the year ended December 31, 2019. During the year ended December 31, 2020, we recorded impairment expense relating to our goodwill of $191.9 million, intangible assets of $60.4 million, property, plant and equipment of $20.0 million and operating lease right-of-use assets of $15.2 million. For further information, refer to Note 4 “Fair value measurements” in the accompanying consolidated financial statements.

Merger and integration expense

During the year ended December 31, 2020, we incurred $1.6 million of merger and integration expense, which consists primarily of professional fees and other costs with respect to the Merger. No such expense was incurred during the year ended December 31, 2019.

Gain on disposal of assets

Gain on disposal of assets of $10.1 million represents profit recognized on the sale of certain identified tangible and intangible assets and liabilities relating to the disposition of our pressure-control chokes product line during 2020 for a total cash consideration of $15.5 million. The carrying value of net assets transferred was $4.4 million and we incurred costs directly attributable to the sale of $1.0 million.

Severance and other expense

Severance and other expense for the year ended December 31, 2020 increased by $9.5 million, or 213.5%, to $13.9 million from $4.4 million for the year ended December 31, 2019. The increase was primarily driven by headcount reductions and facility rationalization to restructure and resize our business to match reduced activity levels due to COVID-19 and economic conditions in the oil and gas industry.

Depending on how the market evolves, further actions may be necessary, which could result in additional expense in future periods.

Interest and finance expense, net

Interest and finance expense, net for the year ended December 31, 2020, was $5.7 million, an increase of $2.4 million, or 71.4%, compared to $3.3 million for the year ended December 31, 2019. The increase in interest and finance expense was due to lower interest income earned in 2020 primarily due to lower interest rates. We earned interest income of $1.0 million during the year ended December 31, 2020 as compared to $3.3 million during the previous year.

Equity in income of joint ventures

Equity in income of joint ventures for the year ended December 31, 2020 increased by $4.0 million, or 41.0%, to $13.6 million from $9.6 million for the year ended December 31, 2019. The increase reflects higher income from our joint ventures compared to the previous year.

Income tax benefit

Income tax benefit for the year ended December 31, 2020 was $3.4 million, an increase of $2.3 million, or 199.0%, compared to $1.1 million for the year ended December 31, 2019. The statutory tax rate was 19% for both the years ended December 31, 2020 and 2019. The effective tax rate was 1.0% and 1.5% for the years ended December 31, 2020 and 2019 respectively. Our effective tax rate was impacted due to the impairment on goodwill along with the geographic mix of profits and losses between deemed profit and taxable profit jurisdictions.

Our effective income tax rate fluctuates from the statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates along with jurisdictions utilizing a deemed profit taxation regime, the impact of valuation allowances, foreign inclusions and other permanent differences related to the recognition of income and expense.

Operating Segment Results

We evaluate our business segment operating performance using segment revenue and Segment EBITDA, as described in Note 5 “Business segment reporting” in our consolidated financial statements. We believe Segment EBITDA is a useful operating performance measure as it excludes non-cash charges and other transactions not related to our core operating activities and corporate costs and allows management to more meaningfully analyze the trends and performance of our core operations by segment as well as to make decisions regarding the allocation of resources to our segments.

The following table shows revenue by segment and revenue as percentage of total revenue by segment for the years ended December 31, 2021, 2020 and 2019:

	Revenues			Percentage
(in thousands)	2021	2020	2019	2021	2020	2019
NLA	$193,156	$115,738	$174,058	23.4%	17.2%	21.5%
ESSA	300,557	219,534	256,790	36.4%	32.5%	31.7%
MENA	171,136	194,033	237,065	20.7%	28.7%	29.3%
APAC	160,913	145,721	142,151	19.5%	21.6%	17.5%

Total revenue	$825,762	$675,026	$810,064	100.0%	100.0%	100.0%

The following table shows Segment EBITDA and Segment EBITDA margin by segment for the years ended December 31, 2021, 2020 and 2019:

	Segment EBITDA (1)			Segment EBITDA Margin
(in thousands)	2021	2020	2019	2021	2020	2019
NLA	$32,254	$54	$15,031	16.7%	0.0%	8.6%
ESSA	53,336	35,393	45,358	17.7%	16.1%	17.7%
MENA	56,312	77,296	86,043	32.9%	39.8%	36.3%
APAC	33,444	34,976	28,762	20.8%	24.0%	20.2%

(1)

Relative to Adjusted EBITDA ($125.9 million, $100.2 million and $117.3 million for the years ended December 31, 2021, 2020 and 2019, respectively), Segment EBITDA for the years ended December 31, 2021, 2020 and 2019 excludes corporate costs of $66.2 million, $61.1 million and $67.5 million, respectively, and equity in income of joint ventures of $16.7 million, $13.6 million and $9.6 million, respectively.

Year ended December 31, 2021 compared to the year ended December 31, 2020

NLA

Revenue for the NLA segment was $193.2 million for the year ended December 31, 2021, an increase of $77.4 million, or 66.9%, compared to $115.7 million for the year ended December 31, 2020. Of the total increase of $77.4 million for the year ended December 31, 2021, $67.0 million relates to the Merger, and the balance of the increase of $10.4 million was primarily driven by an increase in well flow management and well intervention and integrity services in Mexico, Argentina, Brazil, Colombia, and Trinidad and Tobago driven by higher customer activity. The increase in revenues was partially offset by non-recurring power chokes equipment sales as a result of disposition of our power chokes product line in 2020 and lower well flow management and subsea well access revenues in Canada due to completion of a contract in 2020.

Segment EBITDA for the NLA segment was $32.2 million, or 16.7% of revenues, during the year ended December 31, 2021, compared to $0.1 million during year ended December 31, 2020. Out of the total increase of $32.1 million during the year ended December 31, 2021, $16.1 million relates to the Merger, and the balance of the increase of $16.0 million is attributable to higher activity on higher margin contracts and a more favorable activity mix during 2021.

ESSA

Revenue for the ESSA segment was $300.6 million for the year ended December 31, 2021, an increase of $81.0 million, or 36.9%, compared to $219.5 million for the year ended December 31, 2020. Out of the total increase of $81.0 million for the year ended December 31, 2021, $28.5 million is attributable to the Merger. The remaining increase of $52.5 million in revenues was primarily driven by an early production equipment sale in Nigeria and higher well flow management and subsea well access revenues in Norway, Mozambique, United Kingdom, Ghana, and Angola due to an increase in overall customer activities and new projects. The overall increase in revenues was partially offset by a decrease in revenue in Mauritania upon completion of a subsea well access contract.

Segment EBITDA for the ESSA segment was $53.3 million, or 17.7% of revenues, for the year ended December 31, 2021, an increase of $17.9 million, or 50.7%, compared to $33.4 million, or 16.1% of revenues, for the year ended December 31, 2020. Of the total increase of $17.9 million during the year ended December 31, 2021, $8.9 million relates to the Merger, and the balance of the increase of $9.1 million is attributable to higher activity and a more favorable activity mix during 2021.

MENA

Revenue for the MENA segment decreased by $22.9 million, or 11.8%, to $171.1 million for the year ended December 31, 2021, as compared to $194.0 million for the year ended December 31, 2020. The lower revenues in the region were driven by a reduction in well flow management revenues in Algeria, Egypt, Saudi Arabia and the United Arab Emirates reflecting lower customer activities partially offset by an increase in well construction revenues of $8.3 million due to the Merger.

Segment EBITDA for the MENA segment was $56.3 million, or 32.9% of revenues, for the year ended December 31, 2021, a reduction of $20.9 million, or 27.1%, compared to $77.3 million, or 39.8% of revenues, for the year ended December 31, 2020. The reduction in Segment EBITDA was primarily due to a decrease in revenues during 2021 and lower activity on higher margin contracts, partially offset by an increase in Segment EBITDA of $1.2 million related to the Merger.

APAC

Revenue for the APAC segment was $160.9 million for the year ended December 31, 2021, an increase of $15.2 million, or 10.4%, compared to $145.7 million for the year ended December 31, 2020. Of the total, $8.4 million relates to the Merger, and the balance of the increase of $6.8 million was primarily driven by increased well flow management and well intervention and integrity revenue in Australia, Brunei, Thailand and Indonesia from new contracts or higher activity on existing contracts. This increase was partially offset by lower subsea well access revenues in China and Malaysia due to a combination of lower spare sales, completion of a contract and lower customer activities during the year ended December 31, 2021.

Segment EBITDA for the APAC segment was $33.4 million for the year ended December 31, 2021, a decrease of $1.5 million, or 4.4%, compared to $35.0 million for the year ended December 31, 2020. The reduction was primarily due to a less favorable activity mix and lower activity on higher margin contracts, partially offset by an increase in Segment EBITDA of $1.1 million related to the Merger.

Year ended December 31, 2020 compared to the year ended December 31, 2019

NLA

Revenue for the NLA segment was $115.7 million for the year ended December 31, 2020, a decrease of $58.3 million, or 33.5%, compared to $174.1 million for the year ended December 31, 2019. The decrease in revenue was mainly driven by a reduction in well flow management and subsea well access revenues in North America offshore where activity levels continued to show weakness, reflecting a combination of COVID-19 and hurricane-related project deferrals. The lower revenues in NLA also reflect reduced customer activity levels in our relatively small, pre-Merger North America land operations, resulting in lower well flow management revenues as well as lower sales within our then-owned power chokes product line. Additionally, the reduction in revenues in NLA was also driven by lower subsea well access and well flow management revenues in Canada and lower wireline intervention and integrity services revenue in Argentina during the year ended December 31, 2020, compared to the year ended December 31, 2019.

Segment EBITDA for the NLA segment was $0.1 million during the year ended December 31, 2020, compared to $15.0 million, or 8.6% of revenues, during the year ended December 31, 2019. The reduction in NLA Segment EBITDA was mainly driven by a combination of lower activity on higher margin contracts and a less favorable activity mix during 2020.

ESSA

Revenue for the ESSA segment decreased by $37.3 million, or 14.5%, to $219.5 million during the year ended December 31, 2020 from $256.8 million during the year ended December 31, 2019. The decrease in revenue was primarily due to a reduction in well flow management and subsea well access revenues, driven by a combination of lower activity, suspension of activities by customers and non-recurring projects in the U.K., Azerbaijan and several countries in the Sub-Sahara African region, including Nigeria, Ghana, Cote D’Ivoire, Mozambique and Equatorial Guinea, partially offset by an increase in revenues in Mauritania from a new subsea well access contract.

Segment EBITDA for the ESSA segment was $35.4 million, or 16.1% of revenues, for the year ended December 31, 2020, a reduction of $10.0 million, or 22.0%, compared to $45.4 million, or 17.7% of revenues, for the same period in 2019. The reduction in Segment EBITDA for ESSA was primarily due to lower revenues during 2020 combined with a less favorable activity mix, which negatively impacted the Segment EBITDA margin.

MENA

Revenue for the MENA segment decreased by $43.0 million, or 18.2%, to $194.0 million during the year ended December 31, 2020 from $237.1 million during the year ended December 31, 2019. The lower revenues in the region were driven by a reduction in well flow management revenues in Algeria, Saudi Arabia and the United Arab Emirates reflecting lower customer activities. Additionally, revenues in Egypt decreased during the year ended December 31, 2020 compared to the same period in 2019 due to non-recurring equipment sales.

Segment EBITDA for the MENA segment was $77.3 million, or 39.8% of revenues, for the year ended December 31, 2020, a reduction of $8.7 million, or 10.2%, compared to $86.0 million, or 36.3% of revenues, for the year ended December 31, 2019. The reduction in Segment EBITDA for MENA was primarily due to a decrease in revenues during 2020; however, MENA Segment EBITDA margin improved during 2020 as compared to 2019 due to various cost savings measures undertaken in the region and a modestly more favorable activity mix.

APAC

Revenue for the APAC segment was $145.7 million for the year ended December 31, 2020, an increase of $3.6 million, or 2.5%, compared to $142.2 million for the year ended December 31, 2019. The increase in revenue in APAC was primarily driven by increased well flow management and subsea well access revenue in Malaysia from new contracts and higher activity on existing contracts, and increased revenue in Australia, primarily from higher subsea well access services. This increase was partially offset by lower well flow management revenues in India due to non-recurring equipment sales and lower activity levels on continuing projects in Thailand.

Segment EBITDA for the APAC segment was $35.0 million for the year ended December 31, 2020, an increase of $6.2 million, or 21.6%, compared to $28.8 million for the year ended December 31, 2019. APAC Segment EBITDA margin was 24.0%, up from 20.2% for the year ended December 31, 2019. The improvement in APAC Segment EBITDA margin was due to increased activity combined with a more favorable activity mix and cost control measures.

Liquidity and Capital Resources

Liquidity

Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. At December 31, 2021, total available liquidity was $369.9 million, including cash and cash equivalents and restricted cash of $239.9 million and $130.0 million available for borrowings under our New Facility. Our primary sources of liquidity have been cash flows from operations. Our primary uses of capital have been for capital expenditures and acquisitions. We monitor potential capital sources, including equity and debt financing, in order to meet our investment and liquidity requirements.

Our total capital expenditures are estimated to range between $90 million and $100 million for 2022. Our total capital expenditures (exclusive of the Merger) were $81.5 million for year ended December 31, 2021, out of which approximately 90% were used for the purchase and manufacture of equipment to directly support customer-related activities and approximately 10% for other property, plant and equipment, inclusive of software costs. The actual amount of capital expenditures for the purchase and manufacture of equipment may fluctuate based on market conditions. Our total capital expenditures were $112.4 million for the year ended December 31, 2020, which were generally used for equipment required to provide services in connection with awarded contracts. We continue to focus on preserving and protecting our strong balance sheet, optimizing utilization of our existing assets and, where practical, limiting new capital expenditures.

Credit Facility

Revolving Credit Facility

On November 5, 2018, certain subsidiaries of Frank’s entered into an asset-based revolving credit facility (the “ABL Credit Facility”) with aggregate commitments of $100.0 million secured by certain assets of the subsidiary guarantors.

On December 20, 2018, subsidiaries of Legacy Expro entered into a revolving credit facility (the “2018 RCF”) with aggregate commitments of $150.0 million with up to $100.0 million available for drawdowns as loans and up to $50 million for bonds and guarantees. The 2018 RCF bore interest at U.S. dollar LIBOR plus 3.75% and was secured by a fixed and floating charge on certain assets of some of our wholly owned subsidiaries. On October 1, 2021, following the closing of the Merger, the ABL Credit Facility and 2018 RCF were cancelled.

Concurrently with the cancelation of the ABL Credit Facility and the 2018 RCF, we entered into the New Facility with DNB Bank ASA, London Branch, as agent, with total commitments of $200.0 million, of which $130.0 million is available for drawdowns as loans and $70.0 million is available for letters of credit. Subject to the terms of the New Facility, the Company has the ability to increase the commitments to $250.0 million. Proceeds of the New Facility may be used for general corporate and working capital purposes. Please see Note 16 “Interest bearing loans” in the Notes to the Consolidated Financial Statements for additional information.

Cash flow from operating, investing and financing activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by operating activities	$16,144	$70,391	$81,209
Net cash provided by (used in) investing activities	112,046	(96,773)	(151,934)
Net cash provided by (used in) financing activities	(7,176)	(625)	21,922
Effect of exchange rate changes on cash activities	(1,876)	631	566
Net increase (decrease) to cash and cash equivalents and restricted cash	$119,138	$(26,376)	$(48,237)

Analysis of cash flow changes between the years ended December 31, 2021 and 2020

Net cash provided by operating activities

Net cash provided by operating activities was $16.1 million during the year ended December 31, 2021 as compared to $70.4 million during the year ended December 31, 2020. The decrease of $54.3 million in net cash provided by operating activities for the year ended December 31, 2021 was primarily due to payment of merger and integration expenses related to the Merger of $36.9 million, unfavorable movements in working capital of $31.8 million and reimbursable payments made in connection with Frank's executive deferred compensation plan of $8.9 million, partially offset by improvements in Adjusted EBITDA of $25.7 million during the year ended December 31, 2021.

Adjusted Cash Flow from Operations during the year ended December 31, 2021 was $65.3 million compared to $88.6 million during the year ended December 31, 2020. Our primary uses of net cash provided by operating activities were capital expenditures and funding obligations related to our financing arrangements.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $112.0 million during the year ended December 31, 2021 as compared to net cash used in investing activities of $96.8 million during the year ended December 31, 2020. Our principal recurring investing activity is our capital expenditures. The increase in net cash provided by investing activities was primarily due to net cash of $189.7 million acquired as part of the Merger and a decrease in capital expenditures of $30.9 million, partially offset by a reduction in proceeds from disposal of assets of $11.8 million.

Net cash provided by (used in) financing activities

Net cash used in financing activities was $7.2 million during the year ended December 31, 2021 as compared to $0.6 million during the year ended December 31, 2020. The increase of $6.6 million in cash used by financing activities primarily related to payment of higher loan issuance and other transaction costs of $4.0 million with respect to the New Facility, payment of withholding taxes in connection with the vesting of shares underlying stock-based compensation plans of $0.8 million and lower proceeds from the release of collateral deposits of $2.1 million, partially offset by $0.6 million of lower payments on finance leases during 2021.

Analysis of cash flow changes between the years ended December 31, 2020 and 2019

Net cash provided by operating activities

Net cash provided by operating activities was $70.4 million during the year ended December 31, 2020 as compared to $81.2 million during the year ended December 31, 2019. The decrease of $10.8 million in net cash provided by operating activities for the year ended December 31, 2020 was primarily due to a decrease in Adjusted EBITDA of $17.1 million, an increase in net cash paid for income taxes of $7.8 million, and higher severance and other expense paid of $9.5 million, partially offset by improvements in working capital and favorable movements in other assets and liabilities of $21.7 million.

Adjusted Cash Flow from Operations during the year ended December 31, 2020 was $88.6 million compared to $86.5 million during the year ended December 31, 2019. Our primary uses of net cash provided by operating activities were capital expenditures and acquisitions and funding obligations related to our financing arrangements.

Net cash provided by (used in) investing activities

Net cash used in investing activities was $96.8 million during the year ended December 31, 2020 as compared to $151.9 million during the year ended December 31, 2019. Our principal recurring investing activity is our capital expenditures. The decrease in net cash used in investing activities was primarily due to a $47.9 million payment for an acquisition during the previous year and proceeds of $15.6 million from the disposal of assets in 2020. This decrease was partially offset by an increase of $8.3 million in capital expenditures during the year ended December 31, 2020, including $29.2 million of capital expenditures related to new technologies, including our coil hose, annular intervention and riserless light well intervention capabilities.

Net cash provided by (used in) financing activities

Net cash used in financing activities was $0.6 million during the year ended December 31, 2020 as compared to net cash provided by financing activities of $21.9 million during the year ended December 31, 2019. The decrease in cash provided by financing activities primarily related to lower proceeds from the release of collateral deposits of $26.0 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019, partially offset by $3.5 million of lower payments of loan transaction costs and finance leases during 2020.

Off-balance sheet arrangements

We have outstanding letters of credit/guarantees that relate to performance bonds, custom/excise tax guaranties and facility lease/rental obligations. These were entered into in the ordinary course of business and are customary practices in the various countries where we operate. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements. As of December 31, 2021, we had no material off-balance sheet financing arrangements other than those discussed above.

Critical accounting policies and estimates

The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires Expro to make estimates and assumptions that affect the reported amounts of revenues and associated costs as well as reported amounts of assets and liabilities and related disclosures of contingent liabilities. Certain accounting policies involve judgments and uncertainties. We evaluate estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue recognition

Service revenue is recognized over time as services are performed or rendered and the customer simultaneously consumes the benefit of the service while it is being rendered, and, therefore, reflects the amount of consideration to which we have a right to invoice. We generally perform services either under direct service purchase orders or master service agreements which are supplemented by individual call-out provisions. For customers contracted under such arrangements, an accrual is recorded in unbilled receivable for revenue earned but not yet invoiced. Revenue from the sale of goods is generally recognized at the point in time when the control has passed onto the customer which generally coincides with delivery and, where applicable, installation. We also regularly assess customer credit risk inherent in the carrying amounts of receivables, contract costs and estimated earnings, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination.

We also recognize revenue for “bill and hold” sales, once the following criteria have been met: (1) there is a substantive reason for the arrangement, (2) the product is identified as the customer’s asset, (3) the product is ready for delivery to the customer, and (4) we cannot use the product or direct it to another customer.

Where contractual arrangements contain multiple performance obligations, judgment is involved to analyze each performance obligation within the sales arrangement to determine whether they are distinct. The revenue for contracts involving multiple performance obligations is allocated to each distinct performance obligation based on relative selling prices and is recognized on satisfaction of each of the distinct performance obligations.

We are required to determine the transaction price in respect of each of our contracts with customers. In making such judgment, we assess the impact of any variable consideration in the contract, due to discounts or penalties, the existence of any significant financing component and any non-cash consideration in the contract. In determining the impact of variable consideration, we use the “most-likely amount” method whereby the transaction price is determined by reference to the single most likely amount in a range of possible consideration amounts.

Business Combinations

We record business combinations using the acquisition method of accounting. All of the assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill.

The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed, in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Significant assumptions and estimates include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted-average cost of capital.

If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the consolidated financial statements may be exposed to potential impairment of long-lived assets, including intangible assets and goodwill. The Merger of Frank’s with Legacy Expro pursuant to the Merger Agreement was completed on October 1, 2021. Refer to Note 3 “Business combinations and dispositions” of our consolidated financial statements for further details.

Goodwill and identified intangible assets

We record the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as goodwill. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. A qualitative assessment is allowed to determine if goodwill is potentially impaired. We have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The qualitative assessment determines whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then a quantitative impairment test is performed. The quantitative goodwill impairment test is used to identify both the existence of impairment and the amount of impairment loss. The test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference.

No impairment expense was recorded for goodwill during the year ended December 31, 2021. During the years ended December 31, 2020 and 2019, we recorded impairment expense of $191.9 million and $26.4 million, respectively, relating to our goodwill. Refer to Note 4 “Fair value measurements” of our consolidated financial statements for details regarding the facts and circumstances that led to this impairment and other details. We used the income approach to estimate the fair value of our reporting units, but also considered the market approach to validate the results. The income approach estimates the fair value by discounting the reporting unit’s estimated future cash flows using an appropriate risk-adjusted rate. The market approach includes the use of comparative multiples to corroborate the discounted cash flow results and involves significant judgment in the selection of the appropriate peer group companies and valuation multiples. The inputs used in the determination of fair value are generally level 3 inputs.

We review our identified intangible assets for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of its intangible assets may not be recoverable. These events and changes can include significant current period operating losses or negative cash flows associated with the use of an intangible asset, or group of assets, combined with a history of such factors, significant changes in the manner of use of the assets, and current expectations that it is more likely than not that an intangible asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When impairment indicators are present, we compare undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the asset group’s carrying value to determine if the asset group is recoverable. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Estimating future cash flows requires significant judgment, and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired.

No impairment expense was recorded for identified intangible assets during the year ended December 31, 2021. During the year ended December 31, 2020 and 2019, we recorded impairment expense relating to our identified intangible assets of $60.4 million and $17.9 million, respectively. Refer to Note 4 “Fair value measurements” of our consolidated financial statements for further details.

Defined benefit plans

Our post-retirement benefit obligations are described in detail in Note 19 “Post-retirement benefits” of our consolidated financial statements. Defined pension benefits are calculated using significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Two assumptions, discount rate and expected return on assets, are important elements of plan asset/liability measurement and are updated on an annual basis, or more frequently if events or changes in circumstances so indicate.

We evaluate these critical assumptions at least annually on a plan and country specific basis. We periodically evaluate other assumptions involving demographic factors such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

The discount rate that we use reflects the market rate of a portfolio of high-quality corporate bonds with maturities matching the expected timing of payment of the related benefit obligations. The discount rates used to determine the benefit obligations for our principal pension plans were 1.8% in 2021, 1.3% in 2020 and 2.0% in 2019, reflecting market interest rates. As of December 31, 2021, we estimate that a 1% appreciation or depreciation in the discount rate would result in an impact of approximately $39.4 million to our present value of defined benefit obligations as at December 31, 2021. The weighted average expected rate of return on plan assets for the pension plans was 3.2% in 2021, 2.7% in 2020 and 3.4% in 2019. A change in the expected rate of return of 1% would impact our net periodic pension expense by $2.1 million.

Income Taxes

We use the asset and liability method to account for income taxes whereby we calculate the deferred tax asset or liability account balances using tax laws and rates in effect at that time. Under this method, the balances of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are recorded to reduce gross deferred tax assets when it is more likely than not that all or some portion of the gross deferred tax assets will not be realized. In determining the need for valuation allowances, we have made judgments and considered estimates regarding estimated future taxable income and available tax planning strategies. These estimates and judgments include some degree of uncertainty, therefore changes in these estimates and assumptions could require us to adjust the valuation allowances for our deferred tax assets accordingly. The ultimate realization of the deferred tax assets depends on the generation of sufficient taxable income in the applicable taxing jurisdictions.

We operate in more than 60 countries. As a result, we are subject to numerous domestic and foreign taxing jurisdictions and tax agreements and treaties among various governments. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding future events, including the amount, timing and character of income, deductions, and tax credits. Changes in tax laws, regulations or agreements in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions in which we operate, and these assessments can result in additional taxes. Estimating the outcome of audits and assessments by the tax authorities involves uncertainty. We review the facts of each case and apply judgments and assumptions to determine the most likely outcome and provide for taxes, interest and penalties on this basis. In line with U.S. GAAP, we recognize the effects of a tax position in the consolidated financial statements when it is more likely than not that, based on the technical merits, some level of tax benefit related to a tax position will be sustained upon audit by tax authorities. Our experience has been that the estimates and assumptions used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide, and the potential exists that tax resulting from the resolution of current and potential future tax disputes may differ materially from the amount accrued. In such an event, we will record additional tax expense or tax benefit in the period in which such resolution occurs.

New accounting pronouncements

See Note 2 “Basis of presentation and significant accounting policies” in our consolidated financial statements under the heading “Recent accounting pronouncements.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Financial risk factors

Our operations expose us to several financial risks, principally market risk (foreign currency risk and interest rate risk) and credit risk.

Foreign currency risk

Cash flow exposure

We expect many of the subsidiaries of our business to have future cash flows that will be denominated in currencies other than USD. Our primary cash flow exposures are revenues and expenses. Changes in the exchange rates between USD and other currencies in which our subsidiaries transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. We generally attempt to minimize our currency exchange risk by seeking to naturally hedge our exposure by offsetting non-USD inflows with non-USD denominated local expenses. We generally do not enter into forward hedging agreements, and our largest exposures are to the British pound and Norwegian kroner, mainly driven by facility costs and employee compensation and benefits.

Transaction exposure

Many of our subsidiaries have assets and liabilities that are denominated in currencies other than the USD. Changes in the exchange rates between USD and the other currencies in which such liabilities are denominated can create fluctuations in our reported consolidated statements of operations and cash flows.

As of December 31, 2021, we estimate that a 5% appreciation (depreciation) in USD would result in a change in our net loss of approximately $1.9 million.

Interest rate risk

We currently have no outstanding variable interest rate bearing debt and accordingly, we are not exposed to variability in interest expense and cash flows due to interest rate changes.

Credit risk

Our exposure to credit risk is primarily through cash and cash equivalents, restricted cash and accounts receivable, including unbilled balances. Our liquid assets are invested in cash, with a mix of local and international banks, and highly rated, short-term money market deposits generally with original maturities of less than 90 days. We monitor the ratings of such investments and mitigate counterparty risks as appropriate.

We extend credit to customers and other parties in the normal course of business and are thus subject to concentrations of customer credit risk. We have established various procedures to manage our credit exposure, including credit evaluations and maintaining an allowance for credit losses. We are also exposed to credit risk because our customers are concentrated in the oil and natural gas industry. This concentration of customers impacts overall exposure to credit risk because our customers may be similarly affected by changes in economic and industry conditions, including changes in oil and gas prices. We operate in more than 60 countries and as such, our receivables are spread over many countries and customers. Accounts receivable in Algeria and the U.S. represented approximately 23% and 12%, respectively, of our net accounts receivable balance at December 31, 2021. No other country accounted for greater than 10% of our accounts receivable balance. Our customer base is comprised of a large number of IOC, NOC, Independents and service partners from all major oil and gas locations around the world. The majority of our accounts receivable are due for payment in less than 90 days and largely comprise amounts receivable from IOCs and NOCs. We closely monitor accounts receivable and raise provisions for expected credit losses where it is deemed appropriate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Expro Group Holdings N.V.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Expro Group Holdings N.V. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the 2021 and 2020 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company for the year ended December 31, 2019, before the effects of the adjustments to retrospectively apply the change in accounting related to the reverse stock split discussed in Note 1 to the financial statements, were audited by other auditors whose report, dated March 17, 2020, except for Notes 2 and 5, as to which the date was March 26, 2021, expressed an unqualified opinion on those statements. We have also audited the adjustments to the 2019 consolidated financial statements to retrospectively apply the change in accounting for the reverse stock split in 2021, as discussed in Note 1 to the financial statements. Our procedures included (1) comparing the amounts shown in the per share disclosures for 2019 to the Company’s underlying accounting analysis, (2) comparing the previously reported shares outstanding and the related balance sheet and income statement amounts per the Company’s accounting analysis to the previously issued consolidated financial statements, and (3) recalculating the decrease of shares to give effect to the reverse stock split and testing the mathematical accuracy of the underlying analysis. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any other procedures to the 2019 consolidated financial statements of the Company other than with respect to the retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2019 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business combinations and dispositions – Frank’s International N.V. — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company completed the merger of Frank’s International N.V. (“Frank’s”) with Expro Group Holdings International Limited (“Legacy Expro”) for a total purchase price of $742.3 million on October 1, 2021 (the “Merger”). The purchase price was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values. The largest asset classes acquired include Property, plant and equipment (“PP&E”) and Intangible assets, for which fair value was determined based on the cost approach for buildings and improvements, leasehold improvements, air and gas compressors, bucking/torque machines, casing/tubular running tools, cementing tools, downhole drilling tools, hydraulic hammers, oil & gas equipment, power generator assembly, power tongs, slip assembly, stabbing guides, thread protectors, training rigs, welding & soldering equipment, tooling, furniture & fixtures, office equipment, computer hardware/software, forklifts, and light duty vehicles (collectively, “Real & Personal Property”); the market approach for land; and the income approach for trademarks, trade name Frank’s International, patented technology (casing running, completions, drilling tech, and cementing), IPR&D (casing running, completions, drilling tech, tubulars, cementing, and service tools), customer relationships, and assembled workforce (collectively, “Intangible Assets”).

We identified the valuation of Real & Personal Property and Intangible Assets arising out of the Merger as a critical audit matter because of the estimates made by management to determine the fair value of these assets for purposes of recording the Merger. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists when performing audit procedures to determine the fair value of acquired Real & Personal Property under the cost approach, including estimating cost to replace or reproduce comparable assets adjusted for the remaining useful lives, land under the market approach, and Intangible Assets under the income approach, including forecasting of expected future cash flows either through the use of the relief-from-royalty method or the multi-period excess earnings method, estimating the discount rates used to approximate their current value, and estimating the useful lives based on management’s historical experience and expectations as to the duration of time that benefits from these assets are expected to be realized.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of Real & Personal Property and Intangible Assets acquired as part of the Merger included the following, among others:

●	We tested the design and implementation of controls over business combinations.

●	With the assistance of our fair value specialists:

o

For Land and Real & Personal Property, we evaluated the reasonableness of the (1) valuation methodology, (2) current market data, (3) cost to replace or reproduce comparable assets, including testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing our estimates to those used by management.

o

For Intangible Assets, we evaluated the reasonableness of the (1) valuation methodology, and (2) discount rate by testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.

o

For Intangible Assets, we evaluated whether the estimated future cash flows used in the income approach were consistent with projections used by the Company, as well as evidence obtained in other areas of the audit.

●	We considered any events or transactions occurring after the Merger date that may indicate a different valuation for the assets acquired and liabilities assumed.

/s/ Deloitte & Touche LLP

Houston, Texas

March 8, 2022

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Expro Group Holdings N.V.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Expro Group Holdings N.V. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of the Company and our report dated March 8, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, appearing under Part II, Item 9A, management excluded from its assessment the internal control over financial reporting at Expro Group Holdings International Limited (“Legacy Expro”); rather it focused exclusively on the internal control over financial reporting related to ongoing Frank's International N.V. (“Legacy Frank’s”) operations. Accordingly, our audit did not include the internal control over financial reporting at Legacy Expro; rather it focused on the internal control over financial reporting related to ongoing Legacy Frank’s operations.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing under Part II, Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

Houston, Texas

March 8, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Expro Group Holdings N.V.

Opinion on the Financial Statements

We have audited, before the retrospective adjustments to the basic and diluted loss per share disclosure in Note 22 as a result of the reverse stock split disclosed in Note 1, the consolidated balance sheet of Expro Group Holdings International Limited (the “Company”) as of December 31, 2019, the related consolidated statement of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements, before the effects of the retrospective adjustments to the basic and diluted loss per share in Note 22 as a result of the reverse stock split disclosed in Note 1, referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review or apply any procedures to the retrospective adjustments related to the basic and diluted loss per share in Note 22 as a result of the reverse stock split disclosure in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009. In 2020 we became the predecessor auditor.

Reading, United Kingdom

March 17, 2020, except for Notes 2 and 5, as to which the date is March 26, 2021.

EXPRO GROUP HOLDINGS N.V.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2021	2020	2019

Total revenue	$825,762	$675,026	$810,064
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization	(701,165)	(566,876)	(677,184)
General and administrative expense, excluding depreciation and amortization	(73,880)	(23,814)	(29,360)
Depreciation and amortization expense	(123,866)	(113,693)	(122,503)
Impairment expense	-	(287,454)	(49,036)
Gain on disposal of assets	1,000	10,085	-
Merger and integration expense	(47,593)	(1,630)	-
Severance and other expense	(7,826)	(13,930)	(4,444)
Total operating cost and expenses	(953,330)	(997,312)	(882,527)
Operating loss	(127,568)	(322,286)	(72,463)
Other income, net	3,992	3,908	226
Interest and finance expense, net	(8,795)	(5,656)	(3,300)
Loss before taxes and equity in income of joint ventures	(132,371)	(324,034)	(75,537)
Equity in income of joint ventures	16,747	13,589	9,639
Loss before income taxes	(115,624)	(310,445)	(65,898)
Income tax (expense) benefit	(16,267)	3,400	1,137
Net loss	$(131,891)	$(307,045)	$(64,761)

Loss per common share:
Basic and diluted	$(1.64)	$(4.33)	$(0.91)
Weighted average common shares outstanding:
Basic and diluted	80,525,694	70,889,753	70,889,753

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(131,891)	$(307,045)	$(64,761)
Other comprehensive income (loss):
Actuarial gain (loss) on defined benefit plans	22,345	(9,356)	(3,521)
Plan curtailment / amendment credit recognized	-	5,510	-
Reclassified net remeasurement (loss) gains	(244)	104	-
Amortization of prior service credit	(249)	-	-
Income taxes on pension	-	(926)	-
Other comprehensive income (loss)	21,852	(4,668)	(3,521)
Comprehensive loss	$(110,039)	$(311,713)	$(68,282)

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$235,390	$116,924
Restricted cash	4,457	3,785
Accounts receivable, net	319,286	193,600
Inventories	125,116	53,359
Assets held for sale	6,386	-
Income tax receivables	20,561	20,327
Other current assets	52,938	39,957
Total current assets	764,134	427,952

Property, plant and equipment, net	478,580	294,723
Investments in joint ventures	57,604	45,088
Intangible assets, net	253,053	173,168
Goodwill	179,903	25,504
Operating lease right-of-use assets	83,372	57,247
Non-current accounts receivable, net	11,531	11,321
Other non-current assets	26,461	4,748
Total assets	$1,854,638	$1,039,751

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$213,152	$136,242
Income tax liabilities	22,999	13,657
Finance lease liabilities	1,147	1,220
Operating lease liabilities	19,695	14,057
Other current liabilities	74,213	59,043
Total current liabilities	331,206	224,219

Deferred tax liabilities, net	31,744	26,817
Post-retirement benefits	29,120	57,946
Non-current finance lease liabilities	15,772	16,974
Non-current operating lease liabilities	73,688	58,585
Other non-current liabilities	75,537	43,226
Total liabilities	557,067	427,767

Commitments and contingencies (Note 18)

Stockholders’ equity:
Common stock, €0.06 nominal value, 200,000,000 and 70,889,753 shares authorized, 109,697,040 and 70,889,753 shares issued and 109,142,925 and 70,889,753 shares outstanding	7,844	585
Warrants	-	10,530
Treasury stock (at cost), 554,115 shares	(22,785)	-
Additional paid-in capital	1,827,782	1,006,100
Accumulated other comprehensive income (loss)	20,358	(1,494)
Accumulated deficit	(535,628)	(403,737)
Total stockholders’ equity	1,297,571	611,984
Total liabilities and stockholders’ equity	$1,854,638	$1,039,751

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
Cash flows from operating activities:	2021	2020	2019
Net loss	$(131,891)	$(307,045)	$(64,761)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment expense	-	287,454	49,036
Depreciation and amortization expense	123,866	113,693	122,503
Equity in income of joint ventures	(16,747)	(13,589)	(9,639)
Stock-based compensation expense	54,162	-	-
Changes in fair value of investments	(511)	-	-
Elimination of unrealized profit on sales to joint ventures	174	2,085	3,558
Debt issuance expense	5,166	-	-
Gain on disposal of assets	(1,000)	(10,085)	-
Deferred taxes	(737)	(20,596)	(18,296)
Unrealized foreign exchange	1,407	2,106	337
Changes in assets and liabilities:
Accounts receivable, net	(20,256)	38,486	(24,172)
Inventories	906	2,780	(6,797)
Other assets	12,683	532	(1,966)
Accounts payable and accrued liabilities	5,371	(25,161)	18,892
Other liabilities	(5,981)	7,150	1,119
Income taxes, net	(2,056)	(4,241)	3,548
Dividends received from joint ventures	4,058	3,646	3,128
Other	(12,470)	(6,824)	4,719
Net cash provided by operating activities	16,144	70,391	81,209
Cash flows from investing activities:
Capital expenditures	(81,511)	(112,387)	(104,062)
Cash and cash equivalents and restricted cash acquired in the Merger	189,739	-	-
Proceeds from disposal of assets	3,818	15,614	10
Payment for acquisition of business, net of cash acquired	-	-	(47,882)
Net cash provided by (used in) investing activities	112,046	(96,773)	(151,934)
Cash flows from financing activities:
Proceeds from release of collateral deposits	162	2,271	28,280
Repayment of financed insurance premium	(227)	-	-
Payments of loan issuance and other transaction costs	(5,123)	(1,095)	(3,036)
Payment of withholding taxes on stock-based compensation plans	(818)	-	-
Repayments of finance leases	(1,170)	(1,801)	(3,322)
Net cash provided by (used in) financing activities	(7,176)	(625)	21,922
Effect of exchange rate changes on cash and cash equivalents	(1,876)	631	566
Net increase (decrease) to cash and cash equivalents and restricted cash	119,138	(26,376)	(48,237)
Cash and cash equivalents and restricted cash at beginning of year	120,709	147,085	195,322
Cash and cash equivalents and restricted cash at end of year	$239,847	$120,709	$147,085

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.

Consolidated Statements of Stockholders’ Equity

(in thousands)

						Accumulated
					Additional	other		Total
	Common stock		Treasury		paid-in	comprehensive	Accumulated	Stockholders’
	Shares	Value	Stock	Warrants	capital	income (loss)	deficit	Equity
Balance at January 1, 2019	70,890	$585	$-	$10,530	$1,006,100	$6,695	$(31,078)	$992,832
Net loss	-	-	-	-	-	-	(64,761)	(64,761)
Other comprehensive loss	-	-	-	-	-	(3,521)	-	(3,521)
Balance at December 31, 2019	70,890	$585	$-	$10,530	$1,006,100	$3,174	$(95,839)	$924,550

Adoption of ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”)	-	-	-	-	-	-	(853)	(853)
Net loss	-	-	-	-	-	-	(307,045)	(307,045)
Other comprehensive loss	-	-	-	-	-	(4,668)	-	(4,668)
Balance at December 31, 2020	70,890	$585	$-	$10,530	$1,006,100	$(1,494)	$(403,737)	$611,984

Net loss	-	-	-	-	-	-	(131,891)	(131,891)
Other comprehensive income	-	-	-	-	-	21,852	-	21,852
Stock-based compensation expense	-	-	-	-	54,162	-	-	54,162
Common shares issued upon vesting of share-based awards	741	16	-	-	(16)	-	-	-
Treasury shares withheld	(554)	-	(818)	-	-	-	-	(818)
Cancellation of Legacy Expro common stock	-	(585)	-	-	585	-	-	-
Cancellation of warrants	-	-	-	(10,530)	10,530	-	-	-
Merger	38,066	7,828	(21,967)	-	756,421	-	-	742,282
Balance at December 31, 2021	109,143	$7,844	$(22,785)	$-	$1,827,782	$20,358	$(535,628)	$1,297,571

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

1.         Business description

On March 10, 2021, Frank’s International N.V. (“Frank’s”) and New Eagle Holdings Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of Frank’s (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Expro Group Holdings International Limited (“Legacy Expro”), an exempted company limited by shares incorporated under the laws of the Cayman Islands, providing for the merger of Legacy Expro with and into Merger Sub in an all-stock transaction, with Merger Sub surviving the merger as a direct, wholly owned subsidiary of Frank’s (the “Merger”). The Merger closed on October 1, 2021 (the “Closing Date”), and Frank's was renamed to Expro Group Holdings N.V. (the “Company”). The Merger was accounted for using the acquisition method of accounting with Legacy Expro being identified as the accounting acquirer. The consolidated financial statements of the Company reflect the financial position, results of operations and cash flows of only Legacy Expro for all periods prior to the Merger and of the combined company (including activities of Frank’s) for all periods subsequent to the Merger.

Further, the supervisory board of directors of Frank’s unanimously approved a 1-for-6 reverse stock split of Frank’s common stock, which was affected on October 1, 2021. All of the outstanding share numbers, nominal value, share prices and per share amounts in these consolidated financial statements have been retroactively adjusted to reflect the Exchange Ratio (as defined below) and the 1-for-6 reverse stock split for all periods presented, as applicable.

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

With roots dating to 1938, the Company is a global provider of energy services with operations in approximately 60 countries. The Company’s portfolio of capabilities include products and services related to well construction, well flow management, subsea well access, and well intervention and integrity. The Company's portfolio of products and services enhance production and improve recovery across the well lifecycle, from exploration through abandonment.

2.         Basis of presentation and significant accounting policies

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements have been prepared using the U.S. dollar (“$” or “USD”) as the reporting currency.

Basis of consolidation

The consolidated financial statements reflect the accounts of the Company and its subsidiaries. All intercompany balances and transactions, including unrealized profits arising from them, have been eliminated for purposes of preparing these consolidated financial statements. Investments in which we do not have a controlling interest, but over which we do exercise significant influence, are accounted for under the equity method of accounting.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Use of estimates

Preparation of the consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Estimates and assumptions are used for, but are not limited to, determining the following: purchase price allocation on business combinations, valuation of intangible assets, expected credit losses, inventory valuation reserves, valuation of share warrants, impairment assessment of goodwill, income tax provisions, recovery of deferred taxes, actuarial assumptions to determine costs and liabilities related to employee benefit plans and revenue recognition. While we believe that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from these estimates.

Revenue recognition

We recognize revenue from rendering of services over a period of time as the customer simultaneously consumes the benefit of the service while it is being rendered reflecting the amount of consideration to which the Company has a right to invoice. As part of rendering of services, the Company also provides rental equipment and personnel. Using practical expedients under Accounting Standards Update (“ASU”) 2014-09, the Company has elected not to separate non-lease components from the associated lease components and account for the combined component in accordance with the ASU 2014-09 with recognition over time.

Revenue from the sale of goods is generally recognized at the point in time when the control has passed onto the customer which generally coincides with delivery and installation, where applicable.

We also recognize revenue for “bill and hold” sales, associated with certain product sales, once the following criteria have been met: (1) there is a substantive reason for the arrangement, (2) the product is identified as the customer’s asset, (3) the product is ready for delivery to the customer, and (4) we cannot use the product or direct it to another customer.

Where contractual arrangements contain multiple performance obligations, we analyze each performance obligation within the sales arrangement to determine whether they are distinct. The revenue for contracts involving multiple performance obligations is allocated to each distinct performance obligation based on relative selling prices and is recognized on satisfaction of each distinct performance obligation. Further, a small number of our contracts contain penalty provisions for late delivery and installation of equipment, downtime or other equipment functionality. These penalties are typically percentage reductions in the total arrangement consideration, capped at a certain amount, or a reduction in the on-going service fee and are assessed as variable consideration in the contract.

Revenue is recognized to depict the transfer of promised services or goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services or goods. We do not include tax amounts collected from customers in sales transactions as a component of revenue.

Foreign currency transactions

The functional currency of all our subsidiaries is the USD. Gains and losses resulting from remeasurement of foreign currency denominated monetary assets and liabilities are included in the consolidated statements of operations as incurred. Gains and losses resulting from transactions denominated in a foreign currency are also included in the consolidated statements of operations as incurred.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Interest and finance expense, net

Our interest and finance expense primarily consists of interest and other costs that we incur in connection with our revolving credit facility and finance lease liabilities. Costs incurred that are directly related to the raising of debt financing, together with any original issue discount or premium, are capitalized and recognized over the term of the loan or facility, using the effective interest method other than for those debt instruments that we elect to account for under the fair value option, in which case such costs are expensed in the period incurred. All other finance costs are expensed in the period they are incurred.

Income taxes

We use the asset and liability method to account for income taxes whereby we calculate the deferred tax asset or liability account balances using tax laws and rates in effect at that time. Under this method, the balances of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are recorded to reduce gross deferred tax assets when it is more likely than not that some portion or all of the gross deferred tax assets will not be realized. In determining the need for valuation allowances, we have made judgments and considered estimates regarding estimated future taxable income and ongoing achievable tax planning strategies. These estimates and judgments include some degree of uncertainty therefore changes in these estimates and assumptions could require us to adjust the valuation allowances for our deferred tax assets accordingly. The ultimate realization of the deferred tax assets depends on the generation of sufficient taxable income in the applicable taxing jurisdictions.

We operate in more than 60 countries and are subject to domestic and numerous foreign taxing jurisdictions. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions, and tax credits. Changes in tax laws, regulations or agreements in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions in which we operate, and these assessments can result in additional taxes. Estimating the outcome of audits and assessments by the tax authorities involves uncertainty. We review the facts of each case and apply judgments and assumptions to determine the most likely outcome and we provide for taxes, interest and penalties on this basis.

In line with U.S. GAAP, we recognize the effects of a tax position in the consolidated financial statements when it is more likely than not that, based on the technical merits, some level of tax benefit related to a tax position will be sustained upon audit by tax authorities.

Cash, cash equivalents and restricted cash

We consider all highly liquid instruments with original maturities of three months or less at the time of purchase to be cash equivalents. Restricted cash primarily relates to bank deposits which have been pledged as cash collateral for certain guarantees issued by various banks or minimum cash balances which must be maintained in accordance with contractual arrangements.

Accounts receivable, net

Accounts receivable represents customer transactions that have been invoiced as of the balance sheet date and unbilled receivables relating to customer transactions that have not yet been invoiced as of the balance sheet date. The carrying value of our receivables, net of expected credit losses, represents the estimated net realizable value. We have an extensive global customer base comprised of a large number of international oil companies, national oil companies, independent exploration and production companies and service partners that operate in all major oil and gas locations around the world. We estimate reserves for expected credit losses using information about past events, current conditions and risk characteristics of customers, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of accounts and unbilled receivables. Past-due receivables are written off when our internal collection efforts have been unsuccessful.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost comprises direct materials and where applicable, direct labor costs and overheads that have been incurred in bringing the inventories to their current location and condition which are calculated using the average cost method.

We regularly evaluate the quantities and values of our inventories in light of current market conditions, market trends and other factors, and record inventory write-downs as appropriate. This evaluation considers historical usage, expected demand, product obsolescence and other factors. Market conditions are subject to change, and actual consumption of our inventory could differ from expected demand.

Impairment of long-lived assets

We assess long-lived assets, including our property, plant and equipment, for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of our long-lived assets may not be recoverable. These events and changes can include significant current period operating losses or negative cash flows associated with the use of a long-lived asset, or group of assets, combined with a history of such factors, significant changes in the manner of use of the assets, and current expectations that it is more likely than not that a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When impairment indicators are present, we compare undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the asset group’s carrying value to determine if the asset group is recoverable. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset or asset group, (ii) third-party valuations, and/or (iii) information available regarding the current market for similar assets. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment equal to the difference is recorded in the period that the impairment indicator occurs. Estimating future cash flows requires significant judgment, and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired.

We consider a long-lived asset to be abandoned after we have ceased use of such asset and we have no intent to use or re-purpose the asset in the future.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost includes the price paid to acquire or construct the asset, required installation costs, interest capitalized during the construction period and any expenditure that substantially adds to the value of the asset, substantially upgrades the assets for an enhanced use or substantially extends the useful life of an existing asset. We expense costs related to the routine repair and maintenance of property, plant and equipment at the time we incur them. We capitalize interest as part of the cost of acquiring or constructing certain assets, to the extent incurred, during the period of time required to place the property, plant and equipment into service.

When properties or equipment are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized on the consolidated statements of operations.

We begin depreciation for such assets, including any related capitalized interest, once an asset is placed into operational service. We consider an asset to be placed into operational service when the asset is both in the location and condition for its intended use. We compute depreciation expense, with the exception of land, using the straight-line method on a net cost basis over the estimated useful lives of the assets, as presented in the table below.

Land improvement	-	12 years
Buildings	-	Up to 40 years
Leased property, including leasehold buildings	-	over the lesser of the remaining useful life or period of the lease
Plant and equipment	-	2 to 12 years

Useful lives and residual values are reviewed annually and where adjustments are required these are made prospectively.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

For property, plant and equipment that has been placed into service, but is subsequently idled, we continue to record depreciation expense during the idle period. We adjust the estimated useful lives of the idled assets if the estimated useful lives have changed.

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. A qualitative assessment is allowed to determine if goodwill is potentially impaired. We have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The qualitative assessment determines whether it is more likely than not that a reporting unit’s fair value is less than it’s carrying amount. If it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then a quantitative impairment test is performed. The quantitative goodwill impairment test is used to identify both the existence of impairment and the amount of impairment loss. The test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than it’s carrying value, an impairment loss is recorded based on that difference. We complete our assessment of goodwill impairment as of October 31 each year.

Intangible assets, net

Identifiable intangible assets are amortized using the straight-line method over the estimated useful lives of the assets, ranging from one year to fifteen years. We evaluate impairment of our intangible assets on an asset group basis whenever circumstances indicate that the carrying value may not be recoverable. Intangible assets deemed to be impaired are written down to their fair value using a discounted cash flow model and, if available, comparable market values. Our intangible assets are primarily associated with trademarks, customer relationships and contracts (“CR&C”), technology, and software.

Investments in joint ventures

We use the equity method of accounting for our equity investments where we hold more than 20% of the ownership interests of an investee that does not constitute a controlling interest or where we have the ability to significantly influence the operations or financial decision of the investee. Such equity investments are carried on the consolidated balance sheets at cost plus post-acquisition changes in our share of net income, less dividends received and less any impairments. Our consolidated statements of operations reflect our share of income from the joint ventures’ results after tax. Any goodwill arising on the acquisition of a joint venture, representing the excess of the cost of the investment compared to the Company’s share of the net fair value of the acquired identifiable net assets, is included in the carrying amount of the joint venture and is not amortized.

The Company evaluates its investments in joint ventures for potential impairment whenever events or changes in circumstances indicate that there may be a loss in the value of each investment that is other than temporary.

The results of the joint ventures are prepared for the same reporting period as the Company. Where necessary, adjustments are made to bring the accounting policies used in line with those of the Company, to take into account fair values assigned at the date of acquisition; and to reflect impairment losses where appropriate. Adjustments are also made in our consolidated financial statements to eliminate our share of unrealized gains and losses on transactions between us and our joint ventures.

Fair value measurements

We measure certain financial assets and liabilities at fair value at each balance sheet date and, for the purposes of impairment testing, use fair value to determine the recoverable amount of our non-financial assets.

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) on the measurement date in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. The principal or the most advantageous market must be accessible by us. Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value is reported in one of three levels:

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Level 1 – Valuation techniques in which all significant inputs are unadjusted quoted market prices from active markets for identical assets or liabilities being measured;

Level 2 – Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices for assets or liabilities that are identical or similar to the assets or liabilities being measured from markets that are not active. Also, model-derived valuations in which all significant inputs and significant value drivers are observable in active markets are Level 2 valuation techniques; and

Level 3 – Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect our own assumptions about the assumptions that market participants would use to price an asset or liability.

When available, we use quoted market prices to determine the fair value of an asset or liability. We determine the policies and procedures for both recurring fair value measurements and non-recurring fair value measurements, such as impairment tests.

At each reporting date, we analyze the movements in the values of assets and liabilities which are required to be remeasured or reassessed as per our accounting policies.

For the purpose of fair value disclosures, we have determined classes of assets and liabilities based on the nature, characteristics and risks of the asset or liability and the level of the fair value hierarchy as explained above.

Leases

We have operating and finance leases primarily related to real estate, transportation and equipment. We determine if an arrangement is a lease at inception. Upon commencement of a lease, we recognize an operating lease right-of-use asset (“ROU Asset”) and corresponding operating lease liability based on the then present value of all lease payments over the lease term. ROU Assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligations to make lease payments arising from the lease. The accounting for some of our leases may require significant judgments, which includes determining the incremental borrowing rates to utilize in our net present value calculation of lease payments for lease agreements which do not provide an implicit rate, and assessing the likelihood of renewal or termination options, which are considered as part of assessing the lease term if the extension or termination is deemed to be reasonably certain.

Leases which meet the criteria of a finance lease in accordance with Accounting Standards Codification (“ASC”) 842 Leases are capitalized and included in “Property, plant and equipment, net” and “Finance lease liabilities” on the consolidated balance sheets. Our lease contracts generally do not provide any guaranteed residual values. Payments related to finance leases are apportioned between the reduction of the lease liability and finance expense in the consolidated statement of operations so as to achieve a constant rate of interest on the remaining balance of the liability. Leases which do not meet the definition of a finance lease are classified as operating leases and are included in Operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets. Lease expense is recognized on a straight-line basis over the shorter of the estimated useful life of the underlying asset or the lease term.

We do not separate lease and non-lease components for all classes of leased assets. Also, leases with an initial term of one year or less are not recorded on the consolidated balance sheets.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Post-retirement benefits

Defined Benefit Plans

The cost of providing benefits under defined benefit plans are determined separately for each plan using the projected unit credit method, which attributes entitlement to benefits to the current and prior periods. Both current and past service costs are recognized in net income (loss) as they arise.

The interest element of the defined benefit cost represents the change in present value of plan obligations resulting from the passage of time and is determined by applying a discount rate to the opening present value of the benefit obligation, taking into account material changes in the obligation during the year. The expected return on plan assets is based on an assessment made at the beginning of the year of long-term market returns on plan assets, adjusted for the effect on the fair value of plan assets of contributions received and benefits paid during the year.

We initially recognize actuarial gains and losses as other comprehensive income in the year they arise. Where the net cumulative actuarial gains or losses for a plan exceeds 10 percent of that plan’s gross pension liability, or asset if higher, the amount of gains or losses above the 10 percent threshold are recognized in the consolidated statement of operations as a component of net pension costs (over the expected remaining working lives of the plan’s active participants or the remaining lives of plan members in the event the plan is no longer active), which is included in “Cost of revenue, excluding depreciation and amortization.”

The defined benefit pension asset or liability on the consolidated balance sheets comprise the total for each plan of the present value of the defined benefit obligation using a discount rate based on high quality corporate bonds less the fair value of plan assets out of which the obligations are to be settled directly. Fair value is based on market price information and in the case of quoted securities is the published bid price.

Defined Contribution Plans

The costs of providing benefits under a defined contribution plan are expensed at the time contributions become payable to the respective plan.

Stock-based compensation

Effective as of October 1, 2021, the Expro Group Holdings N.V. Long-Term Incentive Plan, As Amended and Restated, provides for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), dividend equivalent rights and other types of equity and cash incentive awards to employees, nonemployee directors and service providers.

Stock-based compensation expense is measured at the grant date of the share-based awards based on their fair value. Stock-based compensation expense is recognized on a straight-line basis over the vesting period and is included in cost of revenue and general and administrative expenses in the consolidated statements of operations. We do not estimate expected forfeitures, but recognize them as they occur.

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

In October 2018, Legacy Expro established the Expro Group Holdings International Limited 2018 Management Incentive Plan (the “Management Incentive Plan”) which was comprised of the following stock-based compensation awards: (a) stock options to non-executive directors and key management personnel and (b) restricted stock units, each of which were assumed by the Company in connection with the Merger. Due to the Merger, the Company recorded stock-based compensation expense based on the fair value on the Closing Date to the extent each award was fully vested. Compensation expense associated with those awards that have a requisite service period remaining as of the Closing Date will be recognized on a straight-line basis over the remaining requisite service period based on the Closing Date fair value.

Research and development

Research and development costs are expensed as incurred and relate to spending for new product development and innovation and includes internal engineering, materials and third-party costs. We incurred $6.7 million, $10.4 million and $14.4 million of research and development costs for the years ended December 31, 2021, 2020 and 2019, respectively, which are included in “Cost of revenue, excluding depreciation and amortization” in the consolidated statements of operations.

Income (loss) per share

Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock.

Recent accounting pronouncements

Accounting guidance adopted

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of ASUs to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all accounting pronouncements. ASUs not listed below were assessed and were either determined to be not applicable or are expected to have immaterial impact on our consolidated financial position, results of operations and cash flows.

In August 2018, the FASB used ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which required the following additional disclosures in the financial statements.

●	The weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates;
●	An explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period;
●	The projected benefit obligation and fair value of plan assets for plans with projected benefit obligations in excess of plan assets; and
●	The accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets.

We adopted the guidance on January 1, 2021. The adoption of this guidance resulted in additional disclosures related to our defined benefit pension obligations, however it did not have any impact on our results of operations, financial condition or liquidity.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

3.         Business combinations and dispositions

Frank’s International N.V.

As discussed in Note 1, the Merger of Frank’s with Legacy Expro pursuant to the Merger Agreement was completed on October 1, 2021. U.S. GAAP requires the determination of the accounting acquirer, the acquisition date, the fair value of assets and liabilities of the acquired and the resulting measurement of goodwill. The Merger is accounted for as a reverse merger and Legacy Expro has been identified as the acquirer for accounting purposes. As a result, the Company has in accordance with ASC 805, Business Combinations, applied the acquisition method of accounting to account for Frank’s assets acquired and liabilities assumed. Applying the acquisition method of accounting includes recording the identifiable assets acquired and liabilities assumed at their fair values and recording goodwill for the excess of the consideration transferred over the net aggregate fair value of the identifiable assets acquired and liabilities assumed.

The merger consideration was based on Frank’s closing share price on the Closing Date. In a reverse merger involving only the exchange of equity, the fair value of the equity of the accounting acquiree may be used to measure consideration transferred if the value of the accounting acquiree’s equity interests are more reliably measurable than the value of the accounting acquirer’s equity interest. As Legacy Expro was a private company and Frank’s was a public company with a quoted and reliable market price, the fair value of Frank’s equity interests was deemed to be more reliable. Under the acquisition method of accounting, total consideration exchanged was as follows:

		Per share	Amount
	Shares issued	Price	(in thousands)
Issuance of common stock attributable to Frank’s stockholders	38,066,216	$18.90	$719,452
Replacement of Frank’s equity awards			7,830
Cash payment to Mosing Holdings LLC pursuant to the amended and restated tax receivable agreement			15,000
Total Merger Consideration Exchanged			$742,282

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The following table sets forth the preliminary allocation of the merger consideration exchanged to the fair value of identifiable tangible and intangible assets acquired and liabilities assumed as of the Closing Date, with the recording of goodwill for the excess of the consideration transferred over the net aggregate fair value of the identifiable assets acquired and liabilities assumed ($ in thousands):

Amount

Cash and cash equivalents	$187,178
Restricted cash	2,561
Accounts receivables, net	112,234
Inventories	69,567
Assets held for sale	10,061
Income tax receivables	2,030
Other current assets	23,908
Property, plant and equipment	212,639
Goodwill	154,399
Intangible assets	104,791
Operating lease right-of-use assets	27,406
Other assets	20,494
Total assets	927,268
Accounts payable and accrued liabilities	81,959
Operating lease liabilities	8,344
Current income tax liabilities	8,932
Other current liabilities	19,918
Deferred tax liabilities	5,673
Non-current operating lease liabilities	19,607
Other non-current liabilities	40,553
Total Liabilities	184,986

Total Merger Consideration Exchanged	$742,282

Due to the recency and complexity of the Merger, these amounts are preliminary and subject to change as our fair value assessments are finalized. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation table above. The fair values of identifiable intangible assets were prepared using an income valuation approach, which requires a forecast of expected future cash flows either through the use of the relief-from-royalty method or the multi-period excess earnings method, which are discounted to approximate their current value. The estimated useful lives are based on management’s historical experience and expectations as to the duration of time that benefits from these assets are expected to be realized.

The intangible assets will be amortized on a straight-line basis over an estimated 10- to 15-year life. We expect annual amortization to be approximately $7.7 million associated with these intangible assets.

Goodwill will not be amortized but rather subject to an annual impairment test, absent any indicators of impairment. Goodwill is attributable to planned synergies expected to be achieved from the combined operations of Legacy Expro and Frank’s. Goodwill recorded in the Merger is not expected to be deductible for tax purposes.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Results of Frank’s for the period October 1, 2021 through December 31, 2021

The Company’s operating results for the period October 1, 2021 through December 31, 2021 include $112.1 million of revenue and $32.9 million of net loss attributable to Frank’s.

Unaudited Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2021 and 2020 assume the Merger was completed as of January 1, 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Unaudited pro forma revenues	$1,143,356	$1,065,384
Unaudited pro forma net loss	$(121,546)	$(491,091)

Estimated unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the Merger been completed on the date indicated or of future operating results.

Merger and integration expense

During the year ended December 31, 2021 and 2020, the Company incurred $47.6 million and $1.6 million of merger and integration expense, which consist primarily of legal fees, professional fees, integration, severance and other costs directly attributable to the Merger.

Below is a reconciliation of our liability balance associated with our severance plan initiated during 2021 related to the integration in connection with the Merger, which is included in “Other current liabilities” on the consolidated balance sheets (in thousands):

	NLA	ESSA	MENA	APAC	Central	Total
Costs expensed during the year	$2,864	$4,117	$612	$1,171	$7,238	$16,002
Payments made during the year	(807)	(1,615)	(188)	(554)	(623)	(3,787)
Balance at December 31, 2021	$2,057	$2,502	$424	$617	$6,615	$12,215

Sale of assets

On November 13, 2020, Legacy Expro entered into an agreement to transfer, sell and assign all rights, title and interest in and to certain identified tangible and intangible assets and liabilities relating to its pressure-control chokes product line for total cash consideration of $15.5 million and an additional earn-out consideration of up to a maximum of $1.0 million, contingent upon certain criteria being met in the following year. No contingent consideration was recognized during the year ended December 31, 2020. Legacy Expro recognized a gain of $10.1 million for the year ended December 31, 2020 net of the carrying value of the assets transferred of $4.4 million and costs directly attributable to the sale of $1.0 million. As of  December 31, 2021, the conditions upon which the earn-out consideration was contingent were met. As a result, the Company recognized a gain of $1.0 million for the year ended December 31, 2021.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

4.         Fair value measurements

Recurring Basis

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of December 31, 2021 and 2020, were as follows (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Cash surrender value of life insurance policies-
Deferred compensation plan	$-	$18,857	$-	$18,857
Non-current accounts receivable, net	-	11,531	-	11,531
Liabilities:
Deferred compensation plan	-	9,339	-	9,339
Finance lease liabilities	-	16,919	-	16,919

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$11,321	$-	$11,321
Liabilities:
Finance lease liabilities	-	18,194	-	18,194

Our investments associated with our deferred compensation plan at December 31, 2021 consist primarily of the cash surrender value of life insurance policies and is included in other assets on the consolidated balance sheets. The liability associated with our deferred compensation plan at December 31, 2021 is included in other liabilities on the consolidated balance sheets. Our investments change as a result of contributions, payments, and fluctuations in the market. Assets and liabilities, measured using significant observable inputs, are reported at fair value based on third-party broker statements, which are derived from the fair value of the funds’ underlying investments. They are reported at fair value based on the price of the stock and are included in other assets on the consolidated balance sheets.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

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

Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. A qualitative assessment is allowed to determine if goodwill is potentially impaired. We have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The qualitative assessment determines whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then a quantitative impairment test is performed. The quantitative goodwill impairment test is used to identify both the existence of impairment and the amount of impairment loss. The test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference.

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

The impairment assessments discussed above incorporate inherent uncertainties, including projected commodity pricing, supply and demand for our services and future market conditions, which are difficult to predict in volatile economic environments and could result in impairment expense in future periods if actual results materially differ from the estimated assumptions utilized in our forecasts. If crude oil prices decline significantly and remain at low levels for a sustained period of time, we could be required to record an impairment of the carrying value of our long-lived assets in the future which could have a material adverse impact on our operating results. Given the unobservable nature of the inputs, the discounted cash flow models are deemed to use Level 3 inputs.

No impairment expense was recognized during the year ended December 31, 2021. The following table presents total amount of impairment expense recognized during the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Goodwill	$191,893	$26,422
Intangible assets, net	60,394	17,901
Property, plant and equipment, net	19,993	4,713
Operating lease right-of-use assets	15,174	-
Total	$287,454	$49,036

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Goodwill

As of October 31, 2021, our annual testing date, we performed a qualitative assessment of our goodwill and determined there were no events or circumstances that indicated it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Accordingly, no impairment expense related to goodwill has been recorded during the year ended December 31, 2021.

In March 2020, the Company observed a material increase in macro-economic uncertainty and a material decrease in oil and gas prices as a result of a combination of factors, including the substantial decline in global demand for oil caused by the COVID-19 pandemic and disagreements between the Organization of Petroleum Exporting Countries and other oil producing nations regarding limits on production. As a result, customers significantly decreased capital budgets and other spending, which significantly impacted our global outlook for the industry. We determined that these events constituted a triggering event that required us to perform a quantitative goodwill impairment assessment as of March 31, 2020 (“Testing Date”) and to review the recoverability of all our long-lived assets.

We used the income approach to estimate the fair value of our reporting units, but also considered the market approach to validate the results. The income approach estimates the fair value by discounting the reporting unit’s estimated future cash flows using an estimated discount rate, or expected return, that a marketplace participant would have required as of the valuation date. The market approach includes the use of comparative multiples to corroborate the discounted cash flow results and involves significant judgment in the selection of the appropriate peer group companies and valuation multiples.

Under the income approach, we utilized third-party valuation advisors to assist us with these valuations. These analyses included significant judgment, including significant Level 3 assumptions related to management’s short-term and long-term forecast of operating performance, discount rates based on our estimated weighted average cost of capital, revenue growth rates, profitability margins and capital expenditures.

Our interim quantitative impairment test in 2020 determined the carrying value of certain of our reporting units exceeded their estimated fair value as of the Testing Date, which resulted in goodwill impairment expense of $191.9 million. Our annual quantitative impairment test in 2020 determined no further impairment to goodwill was to be recorded. Our annual quantitative impairment test in 2019 determined the carrying value of certain of our reporting units exceeded their estimated fair value as of the Testing Date, which resulted in goodwill impairment expense of $26.4 million. After recording of the impairment expense, the carrying value of certain of our impaired reporting units equaled their fair value whereas the estimated fair values of other reporting units was more than their carrying values.

Long-lived Assets

The Company did not identify any indicators of impairment related to our long-lived assets during the year ended December 31, 2021. In reviewing the recoverability of our long-lived assets during 2020 and 2019, we identified certain of our long-lived assets which exceeded their respective fair values and certain of our long-lived assets which were deemed to be no longer useable. As a result, during 2020 we recorded impairment expense of $20.0 million, $60.4 million and $15.2 million relating to our property, plant and equipment, intangible assets and operating lease right-of-use assets, respectively, and during 2019, we recorded impairment expense of $4.7 million and $17.9 million relating to our property, plant and equipment and intangible assets, respectively.

Financial Instruments

The estimated fair values of the Company’s financial instruments have been determined at discrete points in time based on relevant market information. The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and accrued liabilities and interest-bearing loans. The carrying amounts of the Company’s financial instruments other than interest bearing loans approximate fair value due to the short-term nature of the items. The Company does not have any outstanding borrowings on its interest-bearing loans.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

5.         Business segment reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer, in deciding how to allocate resources and assess performance. Our operations are comprised of four operating segments which also represent our reporting segments and are aligned with our geographic regions as below:

●	North and Latin America (“NLA”),
●	Europe and Sub-Saharan Africa (“ESSA”),
●	Middle East and North Africa (“MENA”), and
●	Asia-Pacific (“APAC”).

The following table presents our revenue disaggregated by our operating segments (in thousands):

	Year Ended December 31,
	2021	2020	2019
NLA	$193,156	$115,738	$174,058
ESSA	300,557	219,534	256,790
MENA	171,136	194,033	237,065
APAC	160,913	145,721	142,151
Total	$825,762	$675,026	$810,064

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Segment EBITDA

Our CODM regularly evaluates the performance of our operating segments using Segment EBITDA, which we define as loss before income taxes adjusted for corporate costs, equity in income of joint ventures, depreciation and amortization expense, impairment expense, severance and other expense, gain on disposal of assets, foreign exchange losses, merger and integration expense, other income, interest and finance expense, net and stock-based compensation expense.

The following table presents our Segment EBITDA disaggregated by our operating segments and reconciliation to loss before income taxes (in thousands):

	Year Ended December 31,
	2021	2020	2019
NLA	$32,254	$54	$15,031
ESSA	53,336	35,393	45,358
MENA	56,312	77,296	86,043
APAC	33,444	34,976	28,762
Total Segment EBITDA	175,346	147,719	175,194
Corporate costs	(66,153)	(61,122)	(67,498)
Equity in income of joint ventures	16,747	13,589	9,639
Depreciation and amortization expense	(123,866)	(113,693)	(122,503)
Impairment expense	-	(287,454)	(49,036)
Severance and other expense	(7,826)	(13,930)	(4,444)
Stock-based compensation expense	(54,162)	-	-
Gain on disposal of assets	1,000	10,085	-
Foreign exchange losses	(4,314)	(2,261)	(4,176)
Merger and integration expense	(47,593)	(1,630)	-
Other income, net	3,992	3,908	226
Interest and finance expense, net	(8,795)	(5,656)	(3,300)
Loss before income taxes	$(115,624)	$(310,445)	$(65,898)

Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

We are a Netherlands based company and we derive our revenue from services and product sales to customers primarily in the oil and gas industry. No single customer accounted for more than 10% of our revenue for the year ended December 31, 2021. One customer in our MENA operating segment accounted for 16% and 14% of our consolidated revenue for the years ended December 31, 2020 and 2019, respectively. The revenue generated in the Netherlands was immaterial for the years ended December 31, 2021, 2020 and 2019. Other than Norway, no individual country represented more than 10% of our revenue for the year ended December 31, 2021. Other than Algeria, no individual country represented more than 10% of our revenue for the year ended December 31, 2020. Other than Algeria and the U.S., no individual country represented more than 10% of our revenue for the year ended December 31, 2019.

The following table presents total assets by geographic region and assets held centrally. Assets held centrally includes certain property plant and equipment, investments in joint ventures, collateral deposits, income tax related balances, corporate cash and cash equivalents, accounts receivable and other current and non-current assets, which are not included in the measure of segment assets reviewed by the CODM:

	December 31,
	2021	2020
NLA	$561,482	$97,738
ESSA	370,638	221,683
MENA	358,465	284,635
APAC	231,087	173,688
Assets held centrally	332,966	262,007
Total	$1,854,638	$1,039,751

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The following table presents our capital expenditures disaggregated by our operating segments (in thousands):

	Year Ended December 31,
	2021	2020
NLA	$6,426	$10,800
ESSA	11,151	35,421
MENA	14,553	37,000
APAC	19,958	16,413
Assets held centrally	29,423	12,753
Total	$81,511	$112,387

6.         Revenue

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by geography, as disclosed in Note 5 above, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Additionally, we disaggregate our revenue into areas of capability.

The following table sets forth the total amount of revenue by areas of capability as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Well construction	$112,126	$-	$-
Well management	713,636	675,026	810,064
Total	$825,762	$675,026	$810,064

Contract balances

We perform our obligations under contracts with our customers by transferring services and products in exchange for consideration. The timing of our performance often differs from the timing of our customers’ payments, which results in the recognition of receivables and deferred revenue.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Unbilled receivables are initially recognized for revenue earned on completion of the performance obligation which are not yet invoiced to the customer. The amounts recognized as unbilled receivables are reclassified to accounts receivable upon billing. Deferred revenue represents the Company’s obligations to transfer goods or services to customers for which the Company has received consideration, in full or part, from the customer.

Contract balances consisted of the following as of December 31, 2021 and  December 31, 2020 (in thousands):

	December 31,
	2021	2020
Accounts receivable, net	$236,158	$159,421
Unbilled receivable	$94,659	$45,500
Deferred revenue	$17,038	$29,063

The Company recognized revenue of $15.4 million, $6.3 million and $8.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, out of the deferred revenue balance as of the beginning of the applicable year. As of December 31, 2021, $15.7 million of our deferred revenue was classified as current and is included in “Other current liabilities” on the consolidated balance sheets, with the remainder classified as non-current and included in “Other non-current liabilities” on the consolidated balance sheets.

Transaction price allocated to remaining performance obligations

Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. We have elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less and for our long-term contracts we have a right to consideration from customers in an amount that corresponds directly with the value to the customer of the performance completed to date.

7.         Income taxes

The components of income tax expense (benefit) for the years ended  December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current tax:
Netherlands (2020 and 2019: U.K.)	$216	$(707)	$-
Foreign	16,777	17,883	17,160
Total current tax	16,993	17,176	17,160
Deferred tax:
Netherlands (2020 and 2019: U.K.)	-	-	-
Foreign	(726)	(20,576)	(18,297)
Total deferred tax	(726)	(20,576)	(18,297)
Income tax expense (benefit)	$16,267	$(3,400)	$(1,137)

Following the closing of the Merger on October 1, 2021, the tax domicile of the Company changed from the U.K. to the Netherlands. As a result of this change in domicile due to the Merger, income tax expense (benefit) is split between the Netherlands and foreign tax jurisdictions for the year ended December 31, 2021 and between the U.K. and foreign tax jurisdictions for the year ended December 31, 2020 and 2019.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The Netherland, U.K. and foreign components of loss from continuing operations before income taxes and equity in income of joint ventures for the years ended  December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Netherlands (2020 and 2019: U.K.)	$(19,190)	$22,819	$33,071
Foreign	(113,181)	(346,853)	(108,608)
Total	$(132,371)	$(324,034)	$(75,537)

A reconciliation of the differences between the income tax provision computed at the Netherlands statutory rate of 25% for the year ended December 31, 2021 and the U.K. statutory rate of 19% for the years ended December 31, 2020 and 2019 to loss from continuing operations before taxes and equity in joint ventures for the reasons below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Statutory tax rate	25%	19%	19%

Income tax expense at statutory rate	$(33,093)	$(61,566)	$(14,352)
Permanent differences	14,123	122,815	10,322
Effect of overseas tax rates	10,583	(1,754)	(4,961)
Net tax charge related to attributes with full valuation allowance	28,607	(71,259)	12,769
Exempt dividends from joint ventures	(1,014)	14	-
Return to provision adjustments	(5,001)	6,150	(6,446)
Withholding taxes	1,995	984	876
Foreign exchange movements on tax balances	67	1,216	655
Income tax expense (benefit)	$16,267	$(3,400)	$(1,137)

Effective tax rate	-12.3%	1.0%	1.5%

Deferred tax assets and liabilities are recorded for the anticipated future tax effects of temporary differences between the financial statement basis and tax basis of our assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are projected to reverse.

The primary components of our deferred tax assets and liabilities as of  December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$731,315	$484,695
Employee compensation and benefits	12,958	7,767
Depreciation	44,253	24,759
Other	34,734	19,987
Investment in partnership	51,890	-
Intangibles	22,980	-
Valuation allowance	(829,087)	(512,711)
Total deferred tax assets	69,043	24,497
Deferred tax liabilities:
Depreciation	(1,935)	(6,565)
Goodwill and other intangibles	(42,784)	(40,054)
Investment in partnership	(48,856)	-
Other	(7,212)	(4,695)
Total deferred tax liabilities	(100,787)	(51,314)
Net deferred tax liabilities	$(31,744)	$(26,817)

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

We recognize a valuation allowance where it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of a deferred tax asset is dependent upon the ability to generate sufficient taxable income in the appropriate taxing jurisdictions where the deferred tax assets are initially recognized. At December 31, 2021, we have maintained a valuation allowance with respect to substantially all U.S. foreign tax credit carryforwards as well as certain net operating loss carryforwards for various jurisdictions.

The changes in valuation allowances were as follows (in thousands):

	Year Ended December 31

	2021	2020	2019
Balance at the beginning of the period	$512,711	$443,398	$507,159
Additions attributable to the Merger	187,319	-	-
Additions not attributable to the Merger	160,299	72,025	312
Reductions	(31,242)	(2,712)	(64,073)
Balance at end of period	$829,087	$512,711	$443,398

As of December 31, 2021, the Company had approximately $664 million of U.S. operating losses of which $567 million will start to expire in 2036, and the balance does not expire. The Company also has approximately $1,840.3 million and $127.7 million of losses in the U.K. and Norway respectively which do not expire.

It is our intention that all cash and earnings of our subsidiaries as of December 31, 2021, are permanently reinvested and will be used to meet operating cash flow needs. Existing plans do not demonstrate a need to repatriate foreign cash to fund parent company activity, however, should we determine that parent company funding is required, we estimate that any such cash needs may be met without adverse tax consequences.

We have performed an analysis of uncertain tax positions in the various jurisdictions in which we operate and concluded that we are adequately provided. Our tax filings are subject to regular audits by tax authorities in the various jurisdictions in which we operate. Tax liabilities are based on estimates, however due to the uncertain and complex application of tax legislation, the ultimate resolution of audits may be materially different to our estimates.

The Company is subject to income taxation in many jurisdictions around the world. The following table presents the changes in our uncertain tax positions as of December 31, 2021 and 2020 (in thousands):

	Year ended December 31
	2021	2020
Balance at the beginning of the period	$35,377	$32,515
Additions attributable to the Merger	40,144	-
Additions based on tax positions related to current period not attributable to the Merger	5,774	2,182
Additions for tax positions of prior year period not attributable to the Merger	5,094	1,787
Settlements with tax authorities	(2,370)	(665)
Reductions for tax positions of prior years	(5,138)	(763)
Reductions due to the lapse of statute of limitations	(2,094)	(188)
Effect of changes in foreign exchange rates	(673)	509
Balance at the end of the period	$76,114	$35,377

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The amounts above include penalties and interest of $4.2 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively. We classify penalties and interest relating to uncertain tax positions within income tax (expense) benefit in the consolidated statements of operations.

Approximately $30.1 million of our unrecognized tax benefit relates to certain deductions and would only impact our rate if we were subsequently able to utilize operating loss carry-forwards. We do not foresee resolution of these positions in the coming 12 months. We have recognized uncertain tax positions of approximately $46.0 million and $35.4 million as of December 31, 2021 and 2020, respectively, included in “Other non-current liabilities” on the consolidated balance sheets.

We file income tax returns in the Netherlands and in various other foreign jurisdictions in respect of the Company's subsidiaries. In all cases we are no longer subject to income tax examination by tax authorities for years prior to 2009. Tax filings of our subsidiaries, branches and related entities are routinely examined in the normal course of business by the relevant tax authorities. We believe that there are no jurisdictions in which the outcome of unresolved issues is likely to be material to our results of operations, financial position or cash flows.

8.         Investment in joint ventures

We have investments in two joint ventures, which together provide us access to certain Asian markets that otherwise would be challenging for us to penetrate or develop effectively on our own. COSL - Expro Testing Services (Tianjin) Co. Ltd (“CETS”), in which we have a 50% equity interest, has extensive offshore well testing and completions capabilities and a reputation for providing technology-driven solutions in China. Similarly, PV Drilling Expro International Co. Ltd. (“PVD-Expro”) in which we have a 49% equity interest, offers the full suite of the Company’s products and services, including well testing and completions, in Vietnam. Both of these are strategic to our activities and offer the full capabilities and technology of the Company, but each company is independently managed.

The carrying value of our investment in joint ventures as of  December 31, 2021 and 2020 was as follows (in thousands):

	December 31,
	2021	2020
CETS	$54,014	$41,504
PVD-Expro	3,590	3,584
Total	$57,604	$45,088

9.         Accounts receivable, net

Accounts receivable, net consisted of the following as of  December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Accounts receivable	$340,209	$211,838
Less: Expected credit losses	(9,392)	(6,917)
Total	$330,817	$204,921

Current	319,286	193,600
Non – current	11,531	11,321
Total	$330,817	$204,921

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The movement of expected credit losses for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$6,917	$6,313	$6,315
Additions - Acquired in the Merger	992	-	-
Additions - Charged to expense	1,527	965	571
Deductions	(44)	(361)	(573)
Balance at end of year	$9,392	$6,917	$6,313

10.         Inventories

Inventories consisted of the following as of  December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Finished goods	$34,899	$-
Raw materials, equipment spares and consumables	76,025	42,995
Work-in progress	14,192	10,364
Total	$125,116	$53,359

11.         Other assets and liabilities

Other assets consisted of the following as of  December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Cash surrender value of life insurance policies	$18,857	$-
Prepayments	19,891	17,824
Value-added tax receivables	22,524	19,213
Collateral deposits	1,599	1,761
Deposits	7,331	3,286
Other	9,197	2,621
Total	$79,399	$44,705

Current	52,938	39,957
Non – current	26,461	4,748
Total	$79,399	$44,705

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Other liabilities consisted of the following as of  December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Deferred revenue	$17,038	$29,063
Other tax and social security	27,893	16,830
Income tax liabilities - non-current portion	45,741	35,377
Deferred compensation plan	9,339	-
Other	49,739	20,999
Total	$149,750	$102,269

Current	74,213	59,043
Non – current	75,537	43,226
Total	$149,750	$102,269

Cash Surrender Value of Life Insurance Policies

At December 31, 2021, we had $18.9 million of cash surrender value of life insurance policies that are held within a Rabbi Trust for the purpose of paying future executive deferred compensation benefit obligations. Gains associated with these policies are included in other income, net on our consolidated statements of operations. Gain on changes in the cash surrender value of life insurance policies was $0.5 million for the year ended December 31, 2021.

12.          Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following as of  December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Accounts payable – trade	$84,952	$63,855
Payroll, vacation and other employee benefits	42,671	22,345
Accruals for goods received not invoiced	18,666	6,655
Other accrued liabilities	66,863	43,387
Total	$213,152	$136,242

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

13.          Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of  December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Cost:
Land	$21,580	$3,379
Land improvement	3,054	-
Buildings and lease hold improvements	104,660	30,513
Plant and equipment	701,400	519,866
	830,694	553,758
Less: accumulated depreciation	(352,114)	(259,035)
Total	$478,580	$294,723

The carrying amount of our property, plant and equipment recognized in respect of assets held under finance leases as of  December 31, 2021 and 2020 and included in amounts above is as follows (in thousands):

	December 31,
	2021	2020
Cost:
Buildings	$18,623	$18,932
Plant and equipment	1,275	1,520
	19,898	20,452
Less: accumulated amortization	(7,733)	(6,674)
Total	$12,165	$13,778

Depreciation expense related to property, plant and equipment, including assets under finance leases, was $95.8 million, $85.4 million and $88.0 million for the years ended  December 31, 2021, 2020 and 2019, respectively.

No impairment expense related to property, plant and equipment was recognized for the year ended December 31, 2021. We recognized impairment expense related to property, plant and equipment of $20.0 million and $4.7 million for the years ended December 31, 2020 and 2019 respectively, which are included in “Impairment expense” on our consolidated statement of operations. Refer to Note 4 “Fair value measurements” for further details.

During the three months ended December 31, 2021, a building classified as assets held for sale was sold for $3.8 million.

14.         Intangible assets, net

The following table summarizes our intangible assets comprising of Customer Relationships & Contracts (“CR&C”), Trademarks, Technology and Software as of  December 31, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020			December 31, 2021
		Accumulated			Accumulated		Weighted
	Gross	impairment		Gross	impairment		average
	carrying	and	Net book	carrying	and	Net book	remaining
	amount	amortization	value	amount	amortization	value	life (years)
CR&C	$222,200	$(98,271)	$123,929	$215,200	$(78,846)	$136,354	6.3
Trademarks	57,100	(29,392)	27,708	40,100	(27,137)	12,963	8.4
Technology	159,458	(60,979)	98,479	79,538	(56,635)	22,903	13.3
Software	8,754	(5,817)	2,937	7,387	(6,439)	948	0.7
Total	$447,512	$(194,459)	$253,053	$342,225	$(169,057)	$173,168	9.3

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Amortization expense for intangible assets was $28.1 million, $28.2 million and $34.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table summarizes the intangible assets which were acquired pursuant to the Merger (in thousands):

	Acquired Fair Value	Weighted average life
CR&C	$7,000	10.0
Trademarks	17,000	10.0
Technology	79,920	15.0
Software	871	1.0
Total	$104,791	13.7

No impairment expense associated with our intangible assets was recognized during the year ended December 31, 2021. We recognized impairment expense associated with our intangible assets of $60.4 million and $17.9 million for the years ended December 31, 2020 and 2019, respectively, which is included in “Impairment expense” in our consolidated statement of operations. Refer to Note 4 “Fair value measurements” for further details.

The following table summarizes our intangible asset impairment expense by operating segment for the years ended December 31, 2020 and 2019 (in thousands):

2020:	CR&C	Technology	Trademarks	Total
NLA	$10,262	$20,616	$11,437	$42,315
ESSA	-	6,909	4,070	10,979
APAC	-	7,100	-	7,100
Total	$10,262	$34,625	$15,507	$60,394

2019:	CR&C	Technology	Trademarks	Total
NLA	$-	$3,809	$-	$3,809
ESSA	7,760	4,712	1,620	14,092
Total	$7,760	$8,521	$1,620	$17,901

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Expected future intangible asset amortization as of December 31, 2021 is as follows (in thousands):

Years ending December 31,
2022	$34,691
2023	31,755
2024	31,755
2025	31,755
2026	31,755
Thereafter	91,342
Total	$253,053

15.         Goodwill

Our reporting units are either our operating segments or components of our operating segments depending on the level at which segment management oversees the business. Prior to the Merger, Legacy Expro's reporting units included Europe and the Commonwealth of Independent States, Sub-Saharan Africa, MENA, Asia, North America and Latin America. During 2021, due to the Merger we changed our internal organization and reporting structure and as a result, our operating segments, NLA, ESSA, MENA and APAC, are also our reporting units. The allocation of goodwill by operating segment was as follows (in thousands):

	December 31,
	2021	2020
NLA	$93,608	$-
ESSA	66,283	14,504
MENA	3,331	-
APAC	16,681	11,000
Total	$179,903	$25,504

The following table provides the gross carrying amount and cumulative impairment expense of goodwill for each operating segment as of  December 31, 2021 and 2020 (in thousands):

	2021				2020
	Cost	Acquired in Merger	Accumulated impairment	Net Book Value	Cost	Additions	Accumulated impairment	Net Book Value
NLA	$37,341	$93,608	$(37,341)	$93,608	$37,341	$-	$(37,341)	$-
ESSA	28,982	51,779	(14,478)	66,283	28,982	-	(14,478)	14,504
MENA	126,383	3,331	(126,383)	3,331	126,383	-	(126,383)	-
APAC	51,113	5,681	(40,113)	16,681	51,113	-	(40,113)	11,000
Total	$243,819	$154,399	$(218,315)	$179,903	$243,819	$-	$(218,315)	$25,504

No goodwill impairment expense was recognized during the year ended December 31, 2021. We recorded goodwill impairment expense of $191.9 million and $26.4 million for the years ended December 31, 2020 and 2019, respectively. Refer to Note 4 “Fair value measurements” for further details.

The following table summarizes our goodwill impairment expense by operating segment for the years ended  December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
NLA	$-	$25,397	$11,944
ESSA	-	-	14,478
MENA	-	126,383	-
APAC	-	40,113	-
Total	$-	$191,893	$26,422

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

16.         Interest bearing loans

On November 5, 2018, certain subsidiaries of Frank’s entered into an asset-based revolving credit facility (the “ABL Credit Facility”) with aggregate commitments of $100.0 million secured by certain assets of the subsidiary guarantors.

On December 20, 2018, subsidiaries of Legacy Expro entered into a revolving credit facility (the “2018 RCF”) with aggregate commitments of $150.0 million with up to $100.0 million available for drawdowns as loans and up to $50 million for bonds and guarantees. The 2018 RCF bore interest at U.S. dollar LIBOR plus 3.75% and was secured by a fixed and floating charge on certain assets of some of our wholly owned subsidiaries. On October 1, 2021, following the closing of the Merger, the ABL Credit Facility and 2018 RCF were cancelled.

Concurrently with the cancelation of the ABL Credit Facility and the 2018 RCF, we entered into a new revolving credit facility (the “New Facility”) with DNB Bank ASA, London Branch, as agent, with total commitments of $200.0 million, of which $130.0 million is available for cash drawings and $70.0 million is available for letters of credit. Subject to the terms of the New Facility, the Company has the ability to increase the commitments to $250.0 million. Proceeds of the New Facility may be used for general corporate and working capital purposes.

All obligations under the New Facility are guaranteed jointly and severally by the Company and certain of the Company’s subsidiaries incorporated in the U.S., the U.K., the Netherlands, Norway, Hungary, Australia, Cyprus, the Cayman Islands and Guernsey. Going forward, the guarantors must comprise at least 80% of the EBITDA and 70% of the consolidated assets of the Company and its subsidiaries, as well as subsidiaries individually representing 5% or more of the EBITDA or assets of the group, subject to customary exceptions and exclusions. In addition, the obligations under the New Facility are secured by first priority liens on certain assets of the borrowers and guarantors, including pledges of equity interests in certain of the Company’s subsidiaries, including all of the borrowers and subsidiary guarantors, material operating bank accounts, intercompany loan receivables and, in jurisdictions where customary, including the U.S., the U.K., Australia and the Cayman Islands, substantially all of the assets and property of the borrowers and guarantors incorporated in such jurisdictions, in each case subject to customary exceptions and exclusions

Borrowings under the New Facility bear interest at a rate per annum of LIBOR, subject to a 0.00% floor, plus an applicable margin of 3.75% for cash borrowings or 3.00% for letters of credit. A 0.75% per annum fronting fee applies to letters of credit, and an additional 0.25% or 0.50% per annum utilization fee is payable on cash borrowings to the extent one-third or two-thirds, respectively, or more of commitments are drawn. The unused portion of the New Facility is subject to a commitment fee of 30% per annum of the applicable margin. Interest on loans is payable at the end of the selected interest period, but no less frequently than semiannually. The Company and its subsidiaries paid $5.1 million in customary fees and expenses in connection with the New Facility in the year ended December 31, 2021, which are included in “Interest and finance expense, net” on the consolidated statements of operations.

The New Facility contains various undertakings and affirmative and negative covenants which limit, subject to certain customary exceptions and thresholds, the Company and its subsidiaries’ ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments, acquisitions, or loans and create or incur liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The New Facility also requires the Company to maintain (i) a minimum cash flow cover ratio of 1.5 to 1.0 based on the ratio of cash flow to debt service, (ii) a minimum interest cover ratio of 4.0 to 1.0 based on the ratio of EBITDA to net finance charges and (iii) a maximum senior leverage ratio of 2.25 to 1.0 based on the ratio of total net debt to EBITDA, in each case tested quarterly on a last-twelve-months basis, subject to certain exceptions. In addition, the aggregate capital expenditure of the Company and its subsidiaries cannot exceed 110% of the forecasted amount in the relevant annual budget, subject to certain exceptions. If the Company fails to perform its obligations under the agreement that results in an event of default, the commitments under the New Facility could be terminated and any outstanding borrowings under the New Facility may be declared immediately due and payable. The New Facility also contains cross-default provisions that apply to the Company and its subsidiaries’ other indebtedness.

No drawdowns as loans have been made, however, as of December 31, 2021, we had utilized $33.4 million for bonds and guarantees.

17.         Leases

We are a lessee for numerous operating leases, primarily related to real estate, transportation and equipment. The terms and conditions for these leases vary by the type of underlying asset. The vast majority of our operating leases have terms ranging between one and fifteen years, some of which include options to extend the leases, and some of which include options to terminate the leases. We include the renewal or termination options in the lease terms, when it is reasonably certain that we will exercise that option. We also lease certain real estate and equipment under finance leases. Our lease contracts generally do not provide any guaranteed residual values.

The accounting for some of our leases may require significant judgment, which includes determining whether a contract contains a lease, determining the incremental borrowing rates to utilize in our net present value calculation of lease payments for lease agreements which do not provide an implicit rate, and assessing the likelihood of renewal or termination options.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The following tables illustrate the financial impact of our leases as of and for the years ended December 31, 2021, 2020 and 2019, along with other supplemental information about our existing leases (in thousands, except years and percentages):

	Year Ended December 31,
	2021	2020	2019
Components of lease expenses:
Finance lease expense:
Amortization of right of use assets	$967	$1,649	$2,243
Interest incurred on lease liabilities	2,246	2,386	2,478
Operating lease expense	21,479	19,870	24,915
Short term lease expense	54,756	56,156	66,450
Total lease expense	$79,448	$80,061	$96,086

	December 31,
	2021	2020	2019
Other supplementary information (in thousands, except years and discount rates):
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$25,348	$23,134	$24,095
Right-of-use assets obtained in an exchange for lease obligations
Operating leases	$8,529	$8,917	$18,447
Weighted average remaining lease term:
Operating leases	7.3	8.5	8.7
Finance leases	11.0	11.7	11.9
Weighted average discount rate for operating leases	8.8%	10.0%	10.3%
Weighted average discount rate for finance leases	13.1%	13.5%	13.5%

The operating cash flows for finance leases approximates the interest expense for the year.

As of December 31, 2021, maturity of our lease liabilities are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Years ending December 31,
2022	$26,177	$3,291
2023	21,895	3,024
2024	16,008	2,899
2025	12,742	2,841
2026	9,585	2,841
Due after 5 years	45,205	17,372
	$131,612	$32,268
Less: amounts representing interest	(38,229)	(15,349)
Total	$93,383	$16,919

Short-term portion	$19,695	$1,147
Long-term portion	73,688	15,772
Total	$93,383	$16,919

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

18.         Commitments and contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties.

We entered into contractual commitments for the acquisition of property, plant and equipment totaling $26.3 million and $42.3 million as of December 31, 2021 and 2020, respectively. We also entered into purchase commitments related to inventory on an as-needed basis. As of December 31, 2021, these inventory purchase commitments were $14.2 million.

We are committed under various lease agreements primarily related to real estate, vehicles and certain equipment that expire at various dates throughout the next several years. Refer to Note 17 “Leases” for further details.

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

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of December 31, 2021 and December 31, 2020. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

19.         Post-retirement benefits

We operate a number of post-retirement benefit plans, primarily consisting of defined contribution plans for U.S. and non-U.S. employees. We also sponsor defined benefit pension plans for certain employees located in the U.K., Norway and Indonesia. The majority of our post-retirement expense relates to defined contribution plans. The assets of the various defined benefit plans are held separately from those of the Company. Our principal retirement savings plans and pension plans are discussed below.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Defined contribution plans

We offer certain retirement savings plans to U.S. and non-U.S. employees. These plans are managed in accordance with applicable local statutes and practices and are defined contribution plans. For U.S. employees, we offer 401k savings and investment plans as part of our employee benefits package which previously included a Safe Harbor Matching Contribution. During 2020, the Safe Harbor Matching Contribution was eliminated.

For U.K. employees, we offer the Group Personal Pension plan (“GPP”), which is a portable, personal pension plan to which the employer contributes on a matching basis between a base of 4.5% and a ceiling of 6% of base salary. In addition, we offer other defined contribution plans for our employees in the rest of the world as per local statues. Effective in 2020, the GPP for U.K. employees was temporarily modified, with the employer contribution matching basis ceiling being reduced to 4% of base salary from 6% of base salary and the employer contributions to the 401k savings and investment plan for our United States employees were temporarily suspended. As of December 31, 2021, these temporary reductions and suspensions were still in place.

Expense recognized in respect of these plans were $7.3 million, $6.4 million and $8.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Defined benefit plans

We offer a pension plan to certain of our U.K. employees, which qualifies as a defined benefit plan. Effective October 1, 1999, this plan was closed to new entrants. The contributions to the plan are determined by a qualified external actuary on the basis of an annual valuation.

In December 2015, the decision was taken to close the U.K. defined benefit plan (“DB Plan”) to new accruals. The status of the DB Plan’s remaining active members has changed to that of deferred members. This change affected approximately 80 employees. As deferred members, these employees will no longer accrue further benefits under the DB Plan through their service. However, benefits earned through past service are retained and will continue to increase with inflation. In addition, affected individuals were auto-enrolled in the Company’s defined contribution pension plan.

On December 28, 2020, the Company, with the written consent of the trustees, amended the DB Plan rules to introduce a new pension option for members who retire before their state pension age, a bridging pension option. Under this new option, a plan member who receives his or her pension before the later of age 65 or their state pension age can elect to have their pension temporarily increased at retirement and then reduced at the time of state pension.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Key assumptions

The major assumptions, included on a weighted average basis across the defined benefit plans, used to calculate the defined benefit plan liabilities were:

	December 31,
	2021	2020	2019
Discount rate	1.8%	1.3%	2.0%
Expected return on plan assets	3.2%	2.7%	3.4%
Expected rate of salary increases	0.1%	0.1%	0.1%

The discount rate has been calculated with reference to AA rated corporate bonds of a suitable maturity. Expected rates of salary increases have been estimated by management following a review of the participant data. Within the U.K. plans pensionable salary was frozen in 2012 resulting in the reduction in the weighted average assumption for salary increases disclosed above.

The expected long-term return on cash is based on cash deposit rates available at the reporting date. The expected return on bonds is determined by reference to U.K. long term government bonds and bond yields at the reporting date. The expected rates of return on equities and property have been determined by setting an appropriate risk premium above government bond yields having regard to market conditions at the reporting date.

Net periodic benefit cost

Amounts recognized in the consolidated statements of operations and in the consolidated statements of comprehensive loss in respect of the defined benefit plans were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current service cost	$(439)	$(539)	$(1,218)
Interest cost	(3,407)	(4,551)	(6,083)
Expected return on plan assets	5,499	6,064	6,425
Plan curtailment / amendment events recognized in consolidated statements of operations	-	2,269	47
Amortization of prior service credit	249	-	-
Reclassified net remeasurement (loss) gains	244	(104)	-
Amounts included in consolidated statements of operations	$2,146	$3,139	$(829)

Actuarial gain (loss) on defined benefit plans	$22,345	$(9,356)	$(3,521)
Plan curtailment / amendment credit recognized in consolidated statements of other comprehensive loss	-	5,510	-
Amortization of prior service credit	(249)	-	-
Reclassified net remeasurement (loss) gains	(244)	104	-
Other comprehensive income (loss)	21,852	(3,742)	(3,521)

Total comprehensive income (loss)	$23,998	$(603)	$(4,350)

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The service costs have primarily been included in “Cost of revenue, excluding depreciation and amortization” in the consolidated statements of operations. Interest cost, expected return on plan assets and plan curtailment / amendment events have been recognized in “Other income, net” in the consolidated statements of operations.

The actuarial gain (loss) is derived from the components shown in the table below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Actuarial gain on assets	$11,378	$16,678	$18,801
Actuarial gain (loss) on liabilities	10,967	(26,034)	(22,322)
Actuarial gain (loss) on defined benefit plans	$22,345	$(9,356)	$(3,521)

The actuarial gain on the benefit obligation for the year ended December 31, 2021 has arisen primarily as a result of changes in financial and demographic assumptions, with a small change resulted from allowance for known inflation increases in 2021 and 2022.

The amount of employer contributions expected to be paid to our defined benefit plans during the years to December 31, 2031 is set out below: (in thousands).

Years ending December 31:
2022	$5,646
2023	$5,888
2024	$6,123
2025	$6,329
2026	$6,575
Thereafter to December 31, 2031	$31,507

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The amounts included in the consolidated balance sheets arising from our obligations in respect of defined retirement benefit plans and post-employment benefits was as follows (in thousands):

	December 31,
	2021	2020
Present value of defined benefit obligations	$(241,808)	$(261,576)
Fair value of plan assets	212,688	203,630
Deficit recognized under non-current liabilities	$(29,120)	$(57,946)

Changes in the present value of defined benefit obligations were as follows (in thousands):

	December 31,
	2021	2020
Opening balance	$(261,576)	$(254,271)
Current service cost	(439)	(539)
Interest cost	(3,407)	(4,551)
Actuarial gain (loss)	10,967	(26,034)
Plan amendment	-	4,873
Settlements	-	17,432
Exchange differences	2,378	(8,026)
Benefits paid	10,269	9,505
Payroll tax of employer contributions	-	35
Ending balance	$(241,808)	$(261,576)

Movements in fair value of plan assets were as follows (in thousands):

	December 31,
	2021	2020
Opening balance	$203,630	$194,554
Actual return on plan assets	16,877	22,742
Exchange differences	(2,245)	6,393
Contributions from the sponsoring companies	4,695	4,005
Settlements	-	(14,524)
Benefits paid	(10,269)	(9,505)
Payroll tax of employer contributions	-	(35)
Ending balance	$212,688	$203,630

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The actual return on plan assets consists of the following (in thousands):

	December 31,
	2021	2020	2019
Expected return on plan assets	$5,499	$6,064	$6,425
Actuarial gain on plan assets	11,378	16,678	18,801
Actual return on plan assets	$16,877	$22,742	$25,226

Information for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (in thousands):

	December 31,
	2021	2020
Accumulated benefit obligation	$240,644	$260,496
Fair value of plan assets	212,688	203,630

The investment strategy of the main U.K. plan (“U.K. Plan”) is set by the trustees and is based on advice received from an investment consultant. The primary investment objective for the U.K. Plan is to achieve an overall rate of return that is sufficient to ensure that assets are available to meet all liabilities as and when they become due. In doing so, the aim is to maximize returns at an acceptable level of risk taking into consideration the circumstances of the U.K. Plan.

The investment strategy has been determined after considering the U.K. Plan’s liability profile and requirements of the U.K. statutory funding objective, and an appropriate level of investment risk.

Taking all these factors into consideration, approximately 58% of the assets are invested in a growth portfolio, comprising diversified growth funds (“DGFs”) and property, and approximately 42% of the assets in a stabilizing portfolio, comprising corporate bonds and liability driven investments. DGFs are actively managed multi-asset funds. The managers of the DGFs aim to deliver equity like returns in the long term, with lower volatility. They seek to do this by investing in a wide range of assets and investment contracts in order to implement their market views.

The present value of the U.K. Plan’s future benefits payments to members is sensitive to changes in long term interest rates and long-term inflation expectations. Liability driven investment (“LDI”) funds are more sensitive to changes in these factors and therefore provide more efficient hedging than traditional bonds. A small proportion of the assets have therefore been invested in LDI funds to help to reduce the volatility of the U.K. Plan’s funding position. The hedging level is expected to be increased over time as the U.K. Plan’s funding position improves.

Assets of the other plans are invested in a combination of equity, bonds, real estate and insurance contracts.

The analysis of the plan assets and the expected rate of return at the reporting date were as follows (in thousands):

	December 31, 2021		December 31, 2020
	Expected rate	Fair value of	Expected rate	Fair value of
	of return %	asset	of return %	asset
Mutual funds
DGFs	4.6	$123,460	4.2	$116,590
LDI funds	1.1	61,163	0.7	67,395
Bond funds	1.8	26,571	1.4	17,382
Equities	1.5	360	2.3	233
Other assets	1.5	1,134	1.8	2,030
Total		$212,688		$203,630

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The aggregated asset categorization for the plans were as follows (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Mutual funds
DGFs	$123,460	$-	$-	$123,460
LDI funds	61,163	-	-	61,163
Bond funds	26,571	-	-	26,571
Equities	360	-	-	360
Other assets	445	329	360	1,134
Total	$211,999	$329	$360	$212,688

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Mutual funds
DGFs	$116,590	$-	$-	$116,590
LDI funds	67,395	-	-	67,395
Bond funds	17,382	-	-	17,382
Equities	233	-	-	233
Other assets	1,301	437	292	2,030
Total	$202,901	$437	$292	$203,630

Other assets primarily represent insurance contracts. The fair value is estimated, based on the underlying defined benefit obligation assumed by the insurers.

Movements in fair value of Level 3 assets were as follows (in thousands):

	December 31,
	2021	2020
Opening balance	$292	$14,786
Actual return on plan assets	5	4
Exchange differences	33	(2)
Contributions from the sponsoring companies	30	28
Settlement	-	(14,524)
Ending balance	$360	$292

Executive Deferred Compensation Plan

The Company maintains the Executive Deferred Compensation Plan (the “EDC Plan”) for certain current and former Frank’s employees. Effective during 2015, this plan was closed to new entrants. The purpose of the EDC Plan was to provide participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified cash compensation. Participant contributions were immediately vested. Company contributions vested after five years of service. All participant benefits under this EDC Plan shall be paid directly from the general funds of the applicable participating subsidiary or a grantor trust, commonly referred to as a Rabbi Trust, created for the purpose of informally funding the EDC Plan, and other than such Rabbi Trust, no special or separate fund shall be established and no other segregation of assets shall be made to assure payment. The assets of the EDC Plan’s trust are invested in a corporate owned split-dollar life insurance policy and an amalgamation of mutual funds.

As of December 31, 2021, the total liability related to the EDC Plan was $9.3 million and was included in “Other non-current liabilities” on the consolidated balance sheets. As of December 31, 2021, the cash surrender value of life insurance policies that are held within a Rabbi Trust for the purpose of paying future executive deferred compensation benefit obligations was $18.9 million.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

20.         Stock-based compensation

Management Incentive Plan

During October 2018, Legacy Expro’s board of directors approved the Management Incentive Plan (“MIP”) which was comprised of (a) stock options to non-executive directors and key management personnel and (b) restricted stock units. The outstanding awards under the MIP were assumed by the Company in connection with the Merger.

MIP Stock options

Stock options issued under the MIP vest over a three or four year vesting period as defined in the award agreement, subject to the fulfilment of continued service and a performance condition related to the occurrence of a Liquidity Event as defined in the MIP. Additionally, a portion of the management options are subject to performance conditions linked to an internal rate of return.

There were 5.8 million and 6.4 million MIP stock options issued and outstanding as of December 31, 2020 and 2019, respectively, under the MIP. Legacy Expro granted no stock options in 2020 and granted 0.9 million stock options in 2019.

Due to the nature of the performance conditions, recognition of compensation expense for the stock options was deferred until the occurrence of a Liquidity Event as defined in the MIP as the performance condition was deemed to be improbable. On October 1, 2021, the MIP stock options were modified to redefine the occurrence of the Liquidity Event to the closing of the Merger. Upon Closing, the MIP stock options were exchanged for options to purchase Company common stock based on the post-reverse stock split Exchange Ratio of 1.2120 to 1. As of the modification date, there were 6.9 million MIP stock options issued and outstanding.

The aforementioned event was accounted for as an improbable-to-probable modification and as a result, the fair value of all of the issued and outstanding MIP stock options was determined as of the Closing Date. Compensation expense was immediately recognized upon the Merger closing for all MIP stock options in which the service period was fulfilled. For the stock options in which the service period was not fulfilled, stock based compensation expense is to be recognized based on the total modification date fair value of the associated awards on a straight-line basis over the remaining service period. The Company recognized stock-based compensation expense related to the MIP stock options of $39.5 million during the year ended December 31, 2021. As of December 31, 2021, unrecognized stock compensation expense relating to MIP stock options totaled $5.1 million, which will be expensed over a weighted average period of 0.9 years.

As of December 31, 2021, there were 6.9 million MIP stock options issued and outstanding with a weighted average Closing Date fair value of $6.52 per option. As of December 31, 2021, there were 2.2 million exercisable MIP stock options with a weighted average Closing Date fair value of $7.54 per option. As of December 31, 2021, the weighted average remaining term for the MIP stock options was 6.1 years.

The fair value of the time-based MIP stock options granted to non-executive directors and management was estimated at the Closing Date using a Black-Scholes model and the fair value of the performance-based MIP stock options granted to management was estimated at the Closing Date using a Monte-Carlo Option valuation model. The Closing Date fair value of the Company’s shares is a key input in the determination of the fair value of the awards.

The key assumptions used to estimate the fair value of the MIP stock options were as follows:

Risk free interest rate	0.04%
Expected volatility	55%
Dividend yield	0.0%
Stock price on valuation date	$18.90

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

MIP Restricted stock units (“MIP RSUs”)

RSUs granted under the MIP were subject to vesting over a three year period. There were 0.1 million outstanding MIP RSUs as of December 31, 2020 and 2019. In February 2021, the MIP RSU awards were modified so that upon the closing of the Merger, the MIP RSUs would convert to RSUs of the Company based on the post-reverse stock split Exchange Ratio of 1.2120 to 1 and would immediately vest pursuant to the terms of the Merger Agreement.

The Company recognized $2.6 million of stock-based compensation expense attributable to the MIP RSUs during the year ended December 31, 2021. No stock-based compensation expense attributable to the MIP RSUs was recognized in the years ending December 31, 2020 and 2019 as the performance conditions within the agreements were deemed to be improbable. The Company had no unrecognized stock-based compensation expense attributable to the MIP RSUs as of December 31, 2021.

Expro Group Holdings N.V. Long-Term Incentive Plan

Effective October 1, 2021, in connection with the consummation of the Merger, the Company amended its 2013 Long-Term Incentive Plan to the Expro Group Holdings N.V. Long-Term Incentive Plan, As Amended and Restated (the “LTIP”). Pursuant to the LTIP, stock options, SARs, restricted stock, restricted stock units, dividend equivalent rights and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after 10 years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our board of directors terminates the plan. There are approximately 4.2 million shares of common stock reserved for issuance under the LTIP. As of December 31, 2021, approximately 1.3 million shares remained available for issuance.

LTIP Restricted Stock Units (“LTIP RSUs”)

All RSUs granted under the LTIP vest ratably over a period of one to three years. Our treasury stock primarily consists of shares that were withheld from employees to settle personal tax obligations that arose as a result of RSUs that vested. Certain RSU awards provide for accelerated vesting for qualifying terminations of employment or service.

Employees granted LTIP RSUs are not entitled to dividends declared on the underlying shares while the RSU is unvested. As such, the grant date fair value of the award is measured by reducing the grant date price of our common stock by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate.

Stock-based compensation expense relating to LTIP RSUs for the year ended December 31, 2021 was $6.8 million. No stock-based compensation expense relating to the LTIP RSUs was recognized for the years ended December 31, 2020 and 2019. The total fair value of LTIP RSUs vested during the year ended December 31, 2021 was $2.0 million. As of December 31, 2021, unrecognized stock compensation expense relating to LTIP RSUs totaled approximately $14.3 million, which will be expensed over a weighted average period of 1.6 years.

Non-vested LTIP RSUs outstanding as of December 31, 2021 and the changes since the Close Date, were as follows:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value
Non-vested on the Closing Date	883,079	$21.97
Granted	458,258	17.64
Vested	(93,688)	21.80
Forfeited	(12,549)	22.59
Non-vested at December 31, 2021	1,235,100	$20.49

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Performance Restricted Stock Units (“PRSUs”)

The purpose of the PRSUs is to closely align the incentive compensation of the executive leadership team for the duration of the performance cycle with returns to the Company’s shareholders and thereby further motivate the executive leadership team to create sustained value to the Company shareholders. The design of the PRSU grants effectuates this purpose by placing a material amount of incentive compensation for each executive at risk by offering an extraordinary reward for the attainment of extraordinary results. Design features of the PRSU grant that in furtherance of this purpose include the following: (1) The vesting of the PRSUs is based on total shareholder return (“TSR”) based on a comparison to the returns of a peer group, which is the SPDR S&P Oil & Gas Equipment and Services ETF. (2) TSR performance is calculated separately with respect to three separate one-year achievement periods included in the three-year Performance Period (as defined below), resulting in a weighted average payout at the end of the three-year Performance Period. The TSR calculation will assume reinvestment of dividends. (3) The ultimate number of shares to be issued pursuant to the PRSU awards will vary in proportion to the actual TSR achieved as a percentile compared to the peer group during the Performance Period as follows: (i) no shares will be issued if the Company’s performance falls below the 25th percentile; (ii) 50% of the Target Level (as defined below) if the Company achieves a rank in the 25th percentile (the threshold level); (iii) 100% of the Target Level if the Company achieves a rank in the 50th percentile (the target level); (iv) 150% of the Target Level if the Company achieves a rank in the 75th percentile; and 200% of the Target Level if the Company achieves a rank in the 90th percentile and above (the maximum level). (4) Unless there is a qualifying termination as defined in the PRSU award agreement, the PRSUs of an executive will be forfeited upon an executive’s termination of employment during the Performance Period.

Though the value of the PRSU grant may change for each participant, the compensation expense recorded by the Company is determined on the date of grant. Expected volatility is based on historical equity volatility of our stock-based on 50% of historical and 50% of implied volatility weighting commensurate with the expected term of the PRSU. The expected volatility considers factors such as the historical volatility of our share price and our peer group companies, implied volatility of our share price, length of time our shares have been publicly traded, and split- and dividend-adjusted closing stock prices.

In 2021, we granted 354,275 PRSUs (“Target Level”). The performance period for these grants is the three-year period from January 1, 2022 to December 31, 2024 (“Performance Period”), but with separate one-year achievement periods from January 1, 2022 to December 31, 2022, January 1, 2023 to December 31, 2023, and January 1, 2024 to December 31, 2024, resulting in a weighted average payout at the end of the Performance Period.

The weighted average assumptions for the PRSUs granted in 2021 are as follows:

2021
Total expected term (in years)	3.25
Expected volatility	84.2
Risk-free interest rate	0.54%
Correlation range	20.8% to 79.5%

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

Stock-based compensation expense related to PRSUs for the year ended December 31, 2021 was $5.2 million. No stock based compensation expense relating to the PRSUs was recognized for the years ended December 31, 2020 and 2019. The total fair value of PRSUs vested during the year ended December 31, 2021, was $0.1 million. As of December 31, 2021, unrecognized stock compensation expense relating to PRSUs totaled approximately $8.8 million, which will be expensed over a weighted average period of 3.0 years.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Non-vested PRSUs outstanding as of December 31, 2021, and the changes since the Close Date, were as follows:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value
Non-vested on the Closing Date	340,071	$32.38
Granted	354,275	23.34
Vested	(2,715)	29.72
Non-vested at December 31, 2021	691,631	$27.75

Employee Stock Purchase Plan

Under the Expro Group Holdings N.V. Employee Stock Purchase Program (“ESPP”), eligible employees have the right to purchase shares of common stock at the lesser of (i) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the first day of the option period, or (ii) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the last day of the option period. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. We have reserved 500,000 shares of our common stock for issuance under the ESPP, of which 222,995 shares were available for issuance as of December 31, 2021. For the years ended December 31, 2021, we recognized $0.1 million of compensation expense related to stock purchased under the ESPP.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

21.         Warrants

As of December 31, 2020, Legacy Expro had outstanding warrants consisting of the following:

●

1,284,978 “A” Warrants which entitled its holders to purchase common stock comprising up to 2% of Legacy Expro. The “A” Warrants were exercisable at a strike price of approximately $30.40 per share on the occurrence of certain specified events and, if not exercised, expire 5 years from February 5, 2018 (the “Effective Date”).

●

4,497,414 “B” Warrants, which entitled its holders to purchase common stock comprising up to 7% of Legacy Expro. The “B” Warrants were exercisable at a strike price of approximately $30.40 per share on the occurrence of certain specified events and, if not exercised, expire 5 years from the Effective Date.

Pursuant to the Merger Agreement, the Company agreed to issue replacement warrants but only so that the holders of the Legacy Expro warrants would receive, upon exercise of the warrants after Closing, the merger consideration that would have been received of the Legacy Expro shares issuable upon exercise of the Legacy Expro warrants immediately before Closing, assuming a cashless exercise. Because the fair market value of the Legacy Expro shares at the time of merger determined in accordance with the warrant agreement was below the exercise price of the Legacy Expro warrant (i.e. the Legacy Expro warrants were out of the money), no Legacy Expro shares would have been issuable upon a cashless exercise prior to Closing. Accordingly, replacement warrants were not required to be issued by the Company and the Legacy Expro warrants have been cancelled resulting in no warrants outstanding as of December 31, 2021.

22.         Loss per share

Basic income (loss) per share attributable to Company stockholders is calculated by dividing net income (loss) attributable to the Company by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share attributable to Company stockholders is computed giving effect to all potential dilutive common stock, unless there is a net loss for the period. We apply the treasury stock method to determine the dilutive weighted average common shares represented by unvested restricted stock units and ESPP shares.

The calculation of basic and diluted loss per share attributable to the Company stockholder for years ended  December 31, 2021, 2020 and 2019 respectively, are as follows (in thousands, except shares outstanding and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net loss	$(131,891)	$(307,045)	$(64,761)
Basic and diluted weighted average number of shares outstanding	80,525,694	70,889,753	70,889,753
Total basic and diluted loss per share	$(1.64)	$(4.33)	$(0.91)

Approximately 651,736 shares of unvested restricted stock units and stock to be issued pursuant to the ESPP have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive for the year ended December 31, 2021.

Additionally, since the conditions upon which shares were issuable for outstanding warrants and stock options were not satisfied as of December 31, 2020 and 2019, assuming the respective balance sheet date was at the end of the contingency period, they had not been included in determining the number of anti-dilutive shares.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

23.         Related party transactions

Our related parties consist primarily of CETS and PVD-Expro, the two companies in which we exert significant influence, and Mosing Holdings LLC, a company that is owned by a member of our Board and its affiliates. During the years ended December 31, 2021, 2020 and 2019, we provided goods and services to CETS and PVD-Expro totaling $6.8 million, $13.9 million and $11.7 million, respectively. Additionally, we entered into various operating lease agreements to lease facilities with affiliated companies. Rent expense associated with our related party leases was $0.5 million for the year ended December 31, 2021.

Further, during the years ended December 31, 2021, 2020 and 2019, we received dividends from CETS and PVD-Expro totaling $4.1 million, $3.6 million and $3.1 million, respectively.

As of December 31, 2021 and 2020, amounts receivable from related parties were $1.6 million and $7.2 million, respectively, and amounts payable to related parties were $2.1 million as of December 31, 2021.

As of December 31, 2021, $1.3 million of our operating lease right-of-use assets and $1.3 million of our lease liabilities were associated with related party leases. No right-of-use assets or lease liabilities associated with related party leases were outstanding as of December 31, 2020.

Tax Receivable Agreement

Mosing Holdings, LLC, a Delaware limited liability company (“Mosing Holdings”), converted all of its shares of Frank’s Series A convertible preferred stock into shares of Frank’s common stock on August 26, 2016, in connection with its delivery to Frank’s of all of its interests in Frank’s International C.V. (“FICV”) (the “Conversion”).

The tax receivable agreement (the “Original TRA”) that Frank’s entered into with FICV and Mosing Holdings in connection with Frank’s initial public offering (“IPO”) generally provided for the payment by Frank’s to Mosing Holdings of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Frank’s actually realize (or are deemed to realize in certain circumstances) in periods after the IPO as a result of (i) tax basis increases resulting from the Conversion and (ii) imputed interest deemed to be paid by Frank’s as a result of, and additional tax basis arising from, payments under the Original TRA. Frank’s retained the benefit of the remaining 15% of these cash savings, if any.

In connection with the Merger Agreement, Frank’s, FICV and Mosing Holdings entered into the Amended and Restated Tax Receivable Agreement, dated as of March 10, 2021 (the “A&R TRA”). Pursuant to the A&R TRA, on October 1, 2021, the Company made a payment of $15 million to settle the early termination payment obligations that would otherwise have been owed to Mosing Holdings under the Original TRA as a result of the Merger. As the payment was a condition precedent to effect the Merger, it was included in the determination of Merger consideration exchanged. Refer to Note 3 “Business combinations and dispositions” for more details. The A&R TRA also provides for other contingent payments to be made by the Company to Mosing Holdings in the future in the event the Company realizes cash tax savings from tax attributes covered under the Original TRA during the ten year period following October 1, 2021 in excess of $18.1 million.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

24.         Supplemental Cash Flow

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for income taxes net of refunds	$(20,130)	$(21,437)	$(13,603)
Cash paid for interest, net	(4,192)	(2,630)	(1,490)
Change in accounts payable and accrued expenses related to capital expenditures	(8,191)	(9,375)	(839)
Fair value of net assets acquired in the Merger, net of cash and cash equivalents and restricted cash	552,543	-	-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021, at the reasonable assurance level.

Management’s Report Regarding Internal Control

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that could have a material effect on the financial statements.

On October 1, 2021, Frank’s and Legacy Expro completed the Merger, and, after giving effect to the Merger, the stockholders of Legacy Expro as of immediately prior to the Merger owned approximately 65% of Company Common Stock following Closing, and the stockholders of Frank’s as of immediately prior to the Merger owned approximately 35% of Company Common Stock following Closing. Frank’s was the legal acquirer in the Merger. Legacy Expro was the accounting acquirer in the Merger under U.S. GAAP. Prior to the Merger, Legacy Expro was a privately-held company and was not subject to Section 404 of the Sarbanes-Oxley Act (“SOX”), while Frank’s was a publicly traded company subject to Section 404 of SOX. For all filings under the Exchange Act after the Merger, the historical financial statements of the Company for the periods prior to the Merger are and will be those of Legacy Expro. The activities of Frank’s are and will be included in the Company’s financial statements for all periods subsequent to the Merger.

As noted above, Frank’s was the legal acquirer in the Merger and subject to Section 404 of SOX. As of the date of its report, management was able to evaluate the effectiveness of the design and operation of the ongoing internal controls related to Frank’s. As the Merger occurred during the fourth quarter of 2021, and Legacy Expro was the accounting acquirer and not previously subject to Section 404 of SOX, management concluded there was insufficient time for management to complete its assessment of the internal controls over financial reporting related to Legacy Expro, and, therefore, Legacy Expro internal controls over financial reporting were excluded from this report on internal control over financial reporting.

The management of the Company, with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting, by focusing on those controls that relate exclusively to ongoing Frank’s operations (covering approximately 14% of the revenue on the Consolidated Statements of Operations for the year ended December 31, 2021 and 45% of the total assets on the Consolidated Balance Sheets as of December 31, 2021). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Control Over Financial Reporting

Upon closing of the Merger on October 1, 2021, the historical consolidated financial statements of Legacy Expro became the historical consolidated financial statements of the registrant. During the quarter ended December 31, 2021, following becoming a public company as a result of the reverse merger, we integrated our financial reporting processes of the business with Frank’s processes and implemented additional closing procedures to enable our financial reporting process. The processes and controls for significant areas including business combinations, intangible asset and goodwill valuations, income taxes, treasury, consolidations and the preparation of financial statements and related disclosures, and entity level controls have been substantially impacted by the ongoing integration activities. The primary changes in these areas are related to the consolidation of process owner leadership and control owners, and where required, the modification of inputs, processes and associated systems. For all areas of change noted, management believes the control design and implementation thereof are being appropriately modified to address underlying risks. Other than such changes, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2021.

Item 11.  Executive Compensation

Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2021.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2021.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2021.

Item 14.  Principal Accounting Fees and Services

Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)         Financial Statements

Our Consolidated Financial Statements are included under Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. For a listing of these statements and accompanying footnotes, see “Index to Consolidated Financial Statements” at page 58.

(a)(2)         Financial Statement Schedules

Schedules not listed have been omitted because they are not applicable or not required or the information required to be set forth therein is included in Item 8, “Financial Statements and Supplementary Data” or notes thereto.

(a)(3)         Exhibits

The following exhibits are filed or furnished with this Report or incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of March 10, 2021, by and among Frank’s International N.V., New Eagle Holdings Limited and Expro Group Holdings International Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36053), filed on March 11, 2021).

3.1

Deed of Amendment to Articles of Association of Expro Group Holdings N.V., dated October 1, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).

*4.1	Description of Common Stock of the Registrant.
4.2

Registration Rights Agreement, dated as of March 10, 2021, by and among Frank’s International N.V. and the shareholders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36053), filed on March 11, 2021).

4.3	Registration Rights Agreement, dated August 14, 2013, by and among Frank’s International N.V., Mosing Holdings, Inc. and FWW B.V. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).
4.4

Amendment to Registration Rights Agreement, dated as of March 11, 2021, by and among Frank’s International N.V. and the shareholders party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-36053), filed on March 11, 2021).

10.1	Form of Voting and Support Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on March 11, 2021).
*10.2	Director Nomination Agreement, dated as of March 11, 2021, among Expro Group Holdings N.V. and certain shareholders party thereto.
10.3

Closing Agreement, dated as of September 10, 2021, by and among Frank’s International N.V., New Eagle Holdings Limited and Expro Group Holdings International Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on September 15, 2021).

10.4

Revolving Facility Agreement, dated as of October 1, 2021, by and among, inter alios, Expro Group Holdings N.V., as parent, Exploration and Production Services (Holdings) Limited and Expro Holdings US Inc., as borrowers, the guarantors party thereto, the lenders party thereto and DNB Bank ASA, London Branch, as agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).

†10.5

Amended and Restated Executive Employment Agreement, dated as of October 1, 2021, by and between Expro Americas, LLC, Expro Group Holdings N.V., and Michael Jardon (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).

†10.6	Letter agreement, dated September 20, 2021, with Quinn Fanning (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).

†10.7	Letter agreement, dated September 20, 2021, with Michael Bentham (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).
†10.8

Service Agreement, dated as of September 30, 2021, by and between Expro North Sea Ltd and Alistair George Sinclair Geddes (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).

†10.9

Employment Assignment Letter, dated September 20, 2021, with Steven Russell (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).

†10.10

Employment Assignment Letter, dated September 20, 2021, with Nigel Lakey, and Letter Agreement, dated September 20, 2021, with Nigel Lakey (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).

*†10.11	Service Agreement, dated as of September 29, 2021, by and between Expro North Sea Ltd and John McAlister.
*†10.12	Separation Agreement and Release, effective October 1, 2021, by and between Michael Kearney and Expro Group Holdings N.V.
*†10.13	Separation Agreement and Release, effective November 1, 2021, by and between Melissa Cougle and Expro Group Holdings N.V.
*†10.14	Separation Agreement and Release, effective December 1, 2021, by and between John Symington and Expro Group Holdings N.V.
*†10.15	Form of Indemnification Agreement.
*†10.16	Expro Group Holdings N.V. Amended and Restated Employee Stock Purchase Plan.
†10.17

Expro Group Holdings N.V. Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).

†10.18

Expro Group Holdings International Limited 2018 Management Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-260033), filed on October 4, 2021).

†10.19

Form of Notice of Stock Option Award and Stock Option Award Agreement under the Expro Group Holdings International Limited 2018 Management Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-260033), filed on October 4, 2021).

*†10.20	Frank’s International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (2020 Performance Based Form).
*†10.21	Frank’s International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (2021 Performance Based Form).
†10.22

Amendment to Frank’s International N.V. Employee Restricted Stock Unit (RSU) Agreement (2013 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-36053) filed on May 4, 2021).

*†10.23	Expro Group Holdings N.V. Long-Term Incentive Plan, as Amended and Restated, Restricted Stock Unit Agreement (Non-Employee Director Form).
*†10.24	Expro Group Holdings N.V. Long-Term Incentive Plan Restricted Stock Unit Agreement (2021 Time Based Form).
*†10.25	Expro Group Holdings N.V. Long-Term Incentive Plan Restricted Stock Unit Agreement (2021 Performance Based Form).
†10.26

Form of Inducement Award Restricted Stock Unit Agreement (Time-Based) (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-260033), filed on October 4, 2021).

†10.27

Form of Inducement Award Restricted Stock Unit Agreement (Performance-Based) (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 (File No. 333-260033), filed on October 4, 2021).

†10.28

Frank’s International N.V. Executive Amended and Restated U.S. Executive Change-in-Control Severance Plan, dated January 21, 2019 (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 25, 2019).

†10.29

First Amendment to the Frank’s International N.V. Amended and Restated U.S. Executive Change-in-Control Severance Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 4, 2021).

*†10.30	Amendment One to the Frank’s International N.V. Amended and Restated U.S. Executive Change-in-Control Severance Plan, dated October 1, 2021.
*†10.31	Form of Frank’s International N.V. Amended and Restated U.S. Executive Change-in-Control Severance Plan Participation Agreement including Confidentiality and Restrictive Covenant Agreement.

†10.32	Frank’s International N.V. U.S. Executive Retention and Severance Plan, dated January 21, 2019 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K (Filed No. 001-36053), filed on February 25, 2019).
*†10.33	Amendment One to the Frank’s International N.V. U.S. Executive Retention and Severance Plan, dated October 1, 2021.
*†10.34	Form of Expro Group Holdings N.V. U.S. Executive Retention and Severance Plan Participation Agreement including Confidentiality and Restrictive Covenant Agreement.
†10.35

Frank’s Executive Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.36

Amendment No. 10 to the Limited Partnership Agreement of Frank’s International C.V., effective as of December 1, 2017 (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 27, 2018).

*21.1	List of Subsidiaries of Expro Group Holdings N.V.
*23.1	Consent of Deloitte & Touche LLP
*23.2	Consent of Ernst & Young LLP
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.1

The following materials from Expro’s Annual Report on Form 10-K for the period ended December 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

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

		By:	Expro Group Holdings N.V.
(Registrant)

Date:	March 8, 2022	By:	/s/ Quinn P. Fanning
Quinn P. Fanning
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2022.

Signature	Title

/s/ Michael Jardon	President and Chief Executive Officer and Director
Michael Jardon	(Principal Executive Officer)

/s/ Quinn P. Fanning	Chief Financial Officer
Quinn P. Fanning	(Principal Financial Officer)

/s/ Michael Bentham	Principal Accounting Officer
Michael Bentham

/s/ Michael C. Kearney	Chairman of the Board
Michael C. Kearney

/s/ Eitan Arbeter	Director
Eitan Arbeter

/s/ Robert W. Drummond	Director
Robert W. Drummond

/s/ D. Keith Mosing	Director
D. Keith Mosing

/s/ Alan Schrager	Director
Alan Schrager

/s/ Lisa L. Troe	Director
Lisa L. Troe

/s/ Brian Truelove	Director
Brian Truelove

/s/ Eileen G. Whelley	Director
Eileen G. Whelley