Form 10-Q
period 2022-03-31
EXPRO GROUP HOLDINGS N.V.
filed 2022-05-05
CIK 1575828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, there were 109,584,137 shares of common stock, €0.06 nominal value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Expro Group Holdings N.V.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	Three Months Ended March 31,
	2022	2021

Total revenue	$280,477	$156,295
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization expense	(239,530)	(137,068)
General and administrative expense, excluding depreciation and amortization expense	(11,510)	(6,641)
Depreciation and amortization expense	(35,012)	(27,759)
Merger and integration expense	(4,725)	(4,823)
Severance and other expense	(1,494)	(555)
Total operating cost and expenses	(292,271)	(176,846)
Operating loss	(11,794)	(20,551)
Other income, net	996	239
Interest and finance income (expense), net	13	(1,627)
Loss before taxes and equity in income of joint ventures	(10,785)	(21,939)
Equity in income of joint ventures	4,202	4,092
Loss before income taxes	(6,583)	(17,847)
Income tax expense	(4,549)	(2,545)
Net loss	$(11,132)	$(20,392)

Loss per common share:
Basic and diluted	$(0.10)	$(0.29)
Weighted average common shares outstanding:
Basic and diluted	109,266,988	70,889,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(11,132)	$(20,392)
Other comprehensive loss:
Amortization of prior service credit	(61)	(61)
Other comprehensive loss	(61)	(61)
Comprehensive loss	$(11,193)	$(20,453)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$214,392	$235,390
Restricted cash	4,024	4,457
Accounts receivable, net	318,500	319,286
Inventories	133,657	125,116
Assets held for sale	211	6,386
Income tax receivables	23,271	20,561
Other current assets	55,871	52,938
Total current assets	749,926	764,134

Property, plant and equipment, net	464,482	478,580
Investments in joint ventures	61,806	57,604
Intangible assets, net	255,024	253,053
Goodwill	179,903	179,903
Operating lease right-of-use assets	81,328	83,372
Non-current accounts receivable, net	11,211	11,531
Other non-current assets	18,254	26,461
Total assets	$1,821,934	$1,854,638

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$202,024	$213,152
Income tax liabilities	23,240	22,999
Finance lease liabilities	1,101	1,147
Operating lease liabilities	19,614	19,695
Other current liabilities	63,358	74,213
Total current liabilities	309,337	331,206

Deferred tax liabilities, net	29,298	31,744
Post-retirement benefits	26,729	29,120
Non-current finance lease liabilities	15,452	15,772
Non-current operating lease liabilities	70,662	73,688
Other non-current liabilities	79,164	75,537
Total liabilities	530,642	557,067

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, €0.06 nominal value, 200,000,000 shares authorized, 110,033,225 and 109,697,040 shares issued and 109,378,748 and 109,142,925 shares outstanding	7,868	7,844
Treasury stock (at cost) 654,477 and 554,115 shares	(24,291)	(22,785)
Additional paid-in capital	1,834,178	1,827,782
Accumulated other comprehensive income	20,297	20,358
Accumulated deficit	(546,760)	(535,628)
Total stockholders’ equity	1,291,292	1,297,571
Total liabilities and stockholders’ equity	$1,821,934	$1,854,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,132)	$(20,392)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	35,012	27,759
Equity in income of joint ventures	(4,202)	(4,092)
Stock-based compensation expense	6,018	-
Change in fair value of investments	1,502	-
Elimination of unrealized profit on sales to joint ventures	-	5
Deferred taxes	(2,448)	(656)
Unrealized foreign exchange	(2,503)	1,255
Changes in assets and liabilities:
Accounts receivable, net	2,163	(3,679)
Inventories	(6,232)	(2,766)
Other assets	(3,492)	1,410
Accounts payable and accrued liabilities	(13,194)	4,288
Other liabilities	(11,501)	6,324
Income taxes, net	(719)	1,794
Other	(3,434)	(1,609)
Net cash (used in) provided by operating activities	(14,162)	9,641
Cash flows from investing activities:
Capital expenditures	(10,577)	(19,168)
Acquisition of technology	(7,973)	-
Proceeds from disposal of assets	6,422	-
Proceeds from sale of investments	7,120	-
Net cash used in investing activities	(5,008)	(19,168)
Cash flows from financing activities:
Cash pledged for collateral deposits	(61)	(287)
Payments of loan issuance and other transaction costs	(95)	(175)
Payment of withholding taxes on stock-based compensation plans	(1,104)	-
Repayment of financed insurance premium	(980)	-
Repayments of finance leases	(154)	(340)
Net cash used in financing activities	(2,394)	(802)
Effect of exchange rate changes on cash and cash equivalents	133	(272)
Net decrease to cash and cash equivalents and restricted cash	(21,431)	(10,601)
Cash and cash equivalents and restricted cash at beginning of period	239,847	120,709
Cash and cash equivalents and restricted cash at end of period	$218,416	$110,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Three Months Ended March 31, 2021
						Accumulated
					Additional	other		Total
	Common			Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Warrants	Stock	capital	loss	deficit	equity
Balance at January 1, 2021	70,890	$585	$10,530	$-	$1,006,100	$(1,494)	$(403,737)	$611,984
Net loss	-	-	-	-	-	-	(20,392)	(20,392)
Other comprehensive loss	-	-	-	-	-	(61)	-	(61)
Balance at March 31, 2021	70,890	$585	$10,530	$-	$1,006,100	$(1,555)	$(424,129)	$591,531

	Three Months Ended March 31, 2022
						Accumulated
					Additional	other		Total
	Common			Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Warrants	Stock	capital	income	deficit	equity
Balance at January 1, 2022	109,143	$7,844	$-	$(22,785)	$1,827,782	$20,358	$(535,628)	$1,297,571
Net loss	-	-	-	-	-	-	(11,132)	(11,132)
Other comprehensive loss	-	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	-	6,018	-	-	6,018
Common shares issued upon vesting of share-based awards	336	24	-	-	378	-	-	402
Treasury shares withheld	(100)	-	-	(1,506)	-	-	-	(1,506)
Balance at March 31, 2022	109,379	$7,868	$-	$(24,291)	$1,834,178	$20,297	$(546,760)	$1,291,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Business description

With roots dating to 1938, Expro Group Holdings N.V. (the “Company,” “Expro,” “we,” “our” or “us”) is a global provider of energy services with operations in approximately 60 countries. The Company’s portfolio of capabilities includes products and services related to well construction, well flow management, subsea well access, and well intervention and integrity. The Company’s portfolio of products and services enhance production and improve recovery across the well lifecycle, from exploration through abandonment.

On March 10, 2021, Frank’s International N.V. (“Frank’s”) and New Eagle Holdings Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of Frank’s (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Expro Group Holdings International Limited (“Legacy Expro”), an exempted company limited by shares incorporated under the laws of the Cayman Islands, providing for the merger of Legacy Expro with and into Merger Sub in an all-stock transaction, with Merger Sub surviving the merger as a direct, wholly owned subsidiary of Frank’s (the “Merger”). The Merger closed on October 1, 2021 (the “Closing Date”), and Frank's was renamed Expro Group Holdings N.V. The Merger was accounted for using the acquisition method of accounting with Legacy Expro being identified as the accounting acquirer. The condensed consolidated financial statements of the Company reflect the condensed financial position, results of operations and cash flows of only Legacy Expro for all periods prior to the Merger and of the combined company (including activities of Frank’s) for all periods subsequent to the Merger.

Further, the supervisory board of directors of Frank’s unanimously approved a 1-for-6 reverse stock split of Frank’s common stock, which was effected on October 1, 2021. All of the outstanding share numbers, nominal value, share prices and per share amounts in these condensed consolidated financial statements have been retroactively adjusted to reflect the Exchange Ratio (as defined below) and the 1-for-6 reverse stock split for all periods presented, as applicable.

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

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

2.	Basis of preparation and significant accounting policies

Basis of preparation

The unaudited condensed consolidated financial statements reflect the accounts of the Company and its subsidiaries. All intercompany balances and transactions, including unrealized profits arising from them, have been eliminated for purposes of preparing these unaudited condensed consolidated financial statements. Investments in which we do not have a controlling interest, but over which we do exercise significant influence, are accounted for under the equity method of accounting.

The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim consolidated financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2022.

In the opinion of management, these unaudited condensed consolidated financial statements, which are prepared in accordance with the rules of the SEC and U.S. GAAP for interim financial reporting, included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2022 and the results of our operations and cash flows for the three months ended March 31, 2022 and 2021. Such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period.

The unaudited condensed consolidated financial statements have been prepared on an historical cost basis using the United States dollar (“$” or “U.S. dollar”) as the reporting currency.

Significant accounting policies

Refer to Note 2 “Basis of presentation and significant accounting policies” of our consolidated financial statements as of and for the year ended December 31, 2021, which are included in our most recent Annual Report on Form 10-K filed with the SEC on March 8, 2022, for a discussion of our significant accounting policies. There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our consolidated financial statements as of and for the year ended December 31, 2021.

Recent accounting pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) generally in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.

We consider the applicability and impact of all accounting pronouncements. Recently issued ASUs were assessed and were either determined to be not applicable or are expected to have immaterial impact on our consolidated financial position, results of operations and cash flows.

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

3.	Business combinations and dispositions

Frank’s International N.V.

As discussed in Note 1 “Business description”, the Merger of Frank’s with Legacy Expro pursuant to the Merger Agreement was completed on October 1, 2021. U.S. GAAP requires the determination of the accounting acquirer, the acquisition date, the fair value of assets and liabilities of the acquired business and the resulting measurement of goodwill. The Merger is accounted for as a reverse merger and Legacy Expro has been identified as the acquirer for accounting purposes. As a result, the Company has in accordance with ASC 805, Business Combinations, applied the acquisition method of accounting to account for Frank’s assets acquired and liabilities assumed. Applying the acquisition method of accounting includes recording the identifiable assets acquired and liabilities assumed at their fair values and recording goodwill for the excess of the consideration transferred over the net aggregate fair value of the identifiable assets acquired and liabilities assumed.

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

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the preliminary allocation of the merger consideration exchanged to the fair value of identifiable tangible and intangible assets acquired and liabilities assumed as of the Closing Date, with the recording of goodwill for the excess of the consideration transferred over the net aggregate fair value of the identifiable assets acquired and liabilities assumed (in thousands):

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

The intangible assets will be amortized on a straight-line basis over an estimated 10 to 15 year life. We expect annual amortization to be approximately $7.7 million associated with these intangible assets.

Goodwill will not be amortized but rather subject to an annual impairment test, absent any indicators of impairment. Goodwill is attributable to planned synergies expected to be achieved from the combined operations of Legacy Expro and Frank’s. Goodwill recorded in the Merger is not expected to be deductible for tax purposes.

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

Unaudited Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2021 assume the Merger was completed as of January 1, 2020 (in thousands):

Three Months Ended March 31,
2021
Unaudited pro forma revenues	$251,106
Unaudited pro forma net loss	$41,589

Estimated unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the Merger been completed on the date indicated or of future operating results.

Merger and integration expense

During the three months ended March 31, 2022 and 2021, the Company incurred $4.7 million and $4.8 million, respectively, of merger and integration expense which consist primarily of legal fees, professional fees, integration, severance and other costs directly attributable to the Merger.

Below is a reconciliation of our liability balance associated with our severance plan initiated during 2021 related to the integration in connection with the Merger, which is included in “Other current liabilities” on the condensed consolidated balance sheets (in thousands):

	NLA	ESSA	MENA	APAC	Central	Total
Balance as of December 31, 2021	$2,057	$2,502	$424	$617	$6,615	$12,215
Costs expensed during the period	114	-	91	213	-	418
Payments made during the period	(286)	(1,054)	(153)	(307)	(3,033)	(4,833)
Balance as of March 31, 2022	$1,885	$1,448	$362	$523	$3,582	$7,800

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

4.         Fair value measurements

Recurring Basis

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2022 and December 31, 2021, were as follows (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Cash surrender value of life insurance policies-
Deferred compensation plan	$-	$11,210	$-	$11,210
Non-current accounts receivable, net	-	11,211	-	11,211
Liabilities:
Deferred compensation plan	-	8,457	-	8,457
Finance lease liabilities	-	16,553	-	16,553

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Cash surrender value of life insurance policies-
Deferred compensation plan	$-	$18,857	$-	$18,857
Non-current accounts receivable, net	-	11,531	-	11,531
Liabilities:
Deferred compensation plan	-	9,339	-	9,339
Finance lease liabilities	-	16,919	-	16,919

Our investments associated with our deferred compensation plan as of  March 31, 2022 consist primarily of the cash surrender value of life insurance policies and is included in other assets on the condensed consolidated balance sheets. The liability associated with our deferred compensation plan as of  March 31, 2022 is included in other liabilities on the condensed consolidated balance sheets. Our investments change as a result of contributions, payments, and fluctuations in the market. Assets and liabilities, measured using significant observable inputs, are reported at fair value based on third-party broker statements, which are derived from the fair value of the funds’ underlying investments. They are reported at fair value based on the price of the stock and are included in other assets on the condensed consolidated balance sheets.

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

5.	Business segment reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer, in deciding how to allocate resources and assess performance. Our CODM manages our operational segments that are aligned with our geographical regions as below:

●	North and Latin America (“NLA”),
●	Europe and Sub-Saharan Africa (“ESSA”),
●	Middle East and North Africa (“MENA”), and
●	Asia-Pacific (“APAC”).

The following table presents our revenue disaggregated by our operating segments (in thousands):

	Three Months Ended March 31,
	2022	2021
NLA	$103,861	$30,363
ESSA	82,071	53,630
MENA	50,715	41,155
APAC	43,830	31,147
Total	$280,477	$156,295

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

The following table presents our Segment EBITDA disaggregated by our operating segments and a reconciliation to loss before income taxes (in thousands):

	Three Months Ended March 31,
	2022	2021
NLA	$21,827	$2,428
ESSA	11,874	5,366
MENA	15,465	15,058
APAC	5,438	5,166
Total Segment EBITDA	54,604	28,018
Corporate costs	(21,965)	(14,684)
Equity in income of joint ventures	4,202	4,092
Depreciation and amortization expense	(35,012)	(27,759)
Merger and integration expense	(4,725)	(4,823)
Severance and other expense	(1,494)	(555)
Stock-based compensation expense	(6,018)	-
Foreign exchange gain (loss)	2,816	(748)
Other income, net	996	239
Interest and finance income (expense), net	13	(1,627)
Loss before income taxes	$(6,583)	$(17,847)

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

6.	Revenue

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by geography, as disclosed in Note 5 above, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Additionally, we disaggregate our revenue into main areas of capabilities.

The following table sets forth the total amount of revenue by main area of capabilities as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Well construction	$111,435	$-
Well management	169,042	156,295
Total	$280,477	$156,295

Contract balances

We perform our obligations under contracts with our customers by transferring services and products in exchange for consideration. The timing of our performance often differs from the timing of our customer’s payment, which results in the recognition of unbilled receivables and deferred revenue.

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

Contract balances consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Accounts receivable, net	$223,041	$236,158
Unbilled receivables	$106,670	$94,659
Deferred revenue	$11,330	$17,038

The Company recognized revenue of $7.9 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively, out of the deferred revenue balance as of the beginning of the applicable year.

As of March 31, 2022, $10.1 million of our deferred revenue was classified as current and is included in “Other current liabilities” on the condensed consolidated balance sheets, with the remainder classified as non-current and included in “Other non-current liabilities” on the condensed consolidated balance sheets.

Transaction price allocated to remaining performance obligations

Remaining performance obligations represent firm contracts for which work has not been performed or has been partially performed and future revenue recognition is expected. We have elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less and for our long-term contracts we have a right to consideration from customers in an amount that corresponds directly with the value to the customer of the performance completed to date.

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

7.	Income taxes

For interim financial reporting, we estimate the annual tax rate based on projected pre-tax income (loss) before equity in income of joint ventures for the full year and record a quarterly income tax expense (benefit) in accordance with accounting guidance for income taxes. As the year progresses, we refine the estimate of the year’s pre-tax income (loss) before equity in income of joint ventures as new information becomes available. The continual estimation process often results in a change to the expected effective tax rate for the year. When this occurs, we adjust the income tax expense (benefit) during the quarter in which the change in estimate occurs so that the year-to-date expense reflects the most current expected annual tax rate.

Our effective tax rates were (42.2)% and (11.6)% for the three months ended March 31, 2022 and 2021, respectively.

Our effective tax rate was impacted primarily by changes in the mix of taxable profits between jurisdictions.

8.	Investment in joint ventures

We have investments in two joint venture companies, which together provide us access to certain Asian markets that otherwise would be challenging for us to penetrate or develop effectively on our own. COSL-Expro Testing Services (Tianjin) Co. Ltd (“CETS”), in which we have a 50% equity interest, has extensive offshore well testing and completions capabilities and a reputation for providing technology-driven solutions in China. Similarly, PV Drilling Expro International Co. Ltd. (“PVD-Expro”) in which we have a 49% equity interest, offers the full suite of Expro products and services, including well testing and completions, in Vietnam. Both of these are strategic to our activities and offer the full capabilities and technology of Expro, but each company is independently managed.

The carrying value of our investment in joint ventures as of March 31, 2022 and December 31, 2021 was as follows (in thousands):

	March 31,	December 31,
	2022	2021
CETS	$58,258	$54,014
PVD-Expro	3,548	3,590
Total	$61,806	$57,604

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

9.	Accounts receivable, net

Accounts receivable, net consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Accounts receivable	$339,323	$340,209
Less: Expected credit losses	(9,612)	(9,392)
Total	$329,711	$330,817

Current	318,500	319,286
Non – current	11,211	11,531
Total	$329,711	$330,817

10.	Inventories

Inventories consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Finished goods	$33,122	$34,899
Raw materials, equipment spares and consumables	84,268	76,025
Work-in-progress	16,267	14,192
Total	$133,657	$125,116

11.	Other assets and liabilities

Other assets consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Cash surrender value of life insurance policies	$11,210	$18,857
Prepayments	24,000	19,891
Value-added tax receivables	21,916	22,524
Collateral deposits	1,660	1,599
Deposits	6,763	7,331
Other	8,576	9,197
Total	$74,125	$79,399

Current	55,871	52,938
Non – current	18,254	26,461
Total	$74,125	$79,399

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

Other liabilities consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Deferred revenue	$11,330	$17,038
Other tax and social security	25,638	27,893
Income tax liabilities - non-current portion	47,493	45,741
Deferred compensation plan	8,457	9,339
Other	49,604	49,739
Total	$142,522	$149,750

Current	63,358	74,213
Non – current	79,164	75,537
Total	$142,522	$149,750

Cash Surrender Value of Life Insurance Policies

We had $11.2 million and $18.9 million of cash surrender value of life insurance policies as of March 31, 2022 and December 31, 2021, respectively, that are held within a trust established to settle payment of future executive deferred compensation benefit obligations. The decrease in the cash surrender value of life insurance policies as of  March 31, 2022 as compared to December 31, 2021 was primarily due to a cash distribution from the trust to reimburse the Company for benefits paid pursuant to the executive deferred compensation benefit plan, the impact of which is included in “Proceeds from sale of investments” on the condensed consolidated statements of cash flows. Loss associated with these policies is included in “Other income, net” on our condensed consolidated statements of operations. Loss on changes in the cash surrender value of life insurance policies was $0.5 million for three months ended March 31, 2022.

12.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Accounts payable – trade	$90,760	$84,952
Payroll, vacation and other employee benefits	30,629	42,671
Accruals for goods received not invoiced	14,940	18,666
Other accrued liabilities	65,695	66,863
Total	$202,024	$213,152

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

13.	Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Cost:
Land	$21,860	$21,580
Land improvements	3,056	3,054
Buildings and lease hold improvements	102,980	104,660
Plant and equipment	714,072	701,400
	841,968	830,694
Less: accumulated depreciation	(377,486)	(352,114)
Total	$464,482	$478,580

During the three months ended March 31, 2022, a building classified as assets held for sale was sold for net proceeds of $6.1 million.

The carrying amount of our property, plant and equipment recognized in respect of assets held under finance leases as of March 31, 2022 and December 31, 2021 and included in amounts above is as follows (in thousands):

	March 31,	December 31,
	2022	2021
Cost:
Buildings	$18,623	$18,623
Plant and equipment	1,275	1,275
Total	19,898	19,898
Less: accumulated amortization	(8,074)	(7,733)
Total	$11,824	$12,165

Depreciation expense relating to property, plant and equipment, including assets under finance leases, was $26.0 million and $21.4 million for the three months ended March 31, 2022 and 2021, respectively.

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

14.	Intangible assets, net

The following table summarizes our intangible assets comprising of Customer Relationships & Contracts (“CR&C”), Trademarks, Technology and Software as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022			December 31, 2021			March 31, 2022
	Gross carrying amount	Accumulated impairment and amortization	Net book value	Gross carrying amount	Accumulated impairment and amortization	Net book value	Weighted average remaining life (years)
CR&C	$222,200	$(103,259)	$118,941	$222,200	$(98,271)	$123,929	6.1
Trademarks	57,100	(30,275)	26,825	57,100	(29,392)	27,708	8.2
Technology	170,652	(63,162)	107,490	159,458	(60,979)	98,479	12.3
Software	8,754	(6,986)	1,768	8,754	(5,817)	2,937	0.5
Total	$458,706	$(203,682)	$255,024	$447,512	$(194,459)	$253,053

Amortization expense for intangible assets was $9.0 million and $6.4 million for the three months ended March 31, 2022 and 2021, respectively. During the first quarter of 2022, we acquired technology to bolster our well intervention and integrity product offering, resulting in an increase in intangible assets of $11.2 million which will be amortized over a five-year life. The impact of this asset acquisition is included in “Acquisition of technology” on the condensed consolidated statements of cash flows.

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

The allocation of goodwill by operating segment as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

NLA	$93,608
ESSA	66,283
MENA	3,331
APAC	16,681
Total	$179,903

As of March 31, 2022, we did not identify any triggering events that would represent an indicator of impairment of our goodwill. Accordingly, no impairment charges related to goodwill have been recorded during the three months ended March 31, 2022.

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

16.	Interest bearing loans

On October 1, 2021, in connection with the closing of the Merger, we entered into a new revolving credit facility (the “New Facility”) with DNB Bank ASA, London Branch, as agent (the “Agent”), with total commitments of $200.0 million, of which $130.0 million is available for drawdowns as loans and $70.0 million is available for letters of credit. Subject to the terms of the New Facility, the Company has the ability to increase the commitments to $250.0 million. Proceeds of the New Facility may be used for general corporate and working capital purposes.

All obligations under the New Facility are guaranteed jointly and severally by the Company and certain of the Company’s subsidiaries incorporated in the U.S., the U.K., the Netherlands, Norway, Hungary, Australia, Cyprus, the Cayman Islands and Guernsey. Going forward, the guarantors must comprise at least 80% of the EBITDA, as defined, and 70% of the consolidated assets of the Company and its subsidiaries, as well as subsidiaries individually representing 5% or more of the EBITDA or assets of the group, subject to customary exceptions and exclusions. In addition, the obligations under the New Facility are secured by first priority liens on certain assets of the borrowers and guarantors, including pledges of equity interests in certain of the Company’s subsidiaries, including all of the borrowers and subsidiary guarantors, material operating bank accounts, intercompany loans receivable and, in jurisdictions where customary, including the U.S., the U.K., Australia and the Cayman Islands, substantially all of the assets and property of the borrowers and guarantors incorporated in such jurisdictions, in each case subject to customary exceptions and exclusions.

Borrowings under the New Facility bear interest at a rate per annum of LIBOR, subject to a 0.00% floor, plus an applicable margin of 3.75% for cash borrowings or 3.00% for letters of credit. A 0.75% per annum fronting fee applies to letters of credit, and an additional 0.25% or 0.50% per annum utilization fee is payable on drawdowns as loans to the extent one-third or two-thirds, respectively, or more of commitments are drawn. The unused portion of the New Facility is subject to a commitment fee of 30% per annum of the applicable margin. Interest on loans is payable at the end of the selected interest period, but no less frequently than semiannually.

The New Facility contains various undertakings and affirmative and negative covenants which limit, subject to certain customary exceptions and thresholds, the Company and its subsidiaries’ ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments, acquisitions, or loans and create or incur liens; (4) pay certain dividends or make other distributions; and (5) engage in transactions with affiliates. The New Facility also requires the Company to maintain (i) a minimum cash flow cover ratio of 1.5 to 1.0 based on the ratio of cash flow to debt service; (ii) a minimum interest cover ratio of 4.0 to 1.0 based on the ratio of EBITDA to net finance charges; and (iii) a maximum senior leverage ratio of 2.25 to 1.0 based on the ratio of total net debt to EBITDA, in each case tested quarterly on a last-twelve-months basis, subject to certain exceptions. In addition, the aggregate capital expenditure of the Company and its subsidiaries cannot exceed 110% of the forecasted amount in the relevant annual budget, subject to certain exceptions. If the Company fails to perform its obligations under the agreement that results in an event of default, the commitments under the New Facility could be terminated and any outstanding borrowings under the New Facility may be declared immediately due and payable. The New Facility also contains cross-default provisions that apply to the Company and its subsidiaries’ other indebtedness.

On March 31, 2022, the Agent, on behalf of the consenting lenders, countersigned a Consent Request Letter dated March 10, 2022 to the New Facility (the “Consent”). Pursuant to the Consent, the lenders consented to, among other things, an amendment to the New Facility permitting dividends or distributions by the Company, or the repurchase or redemption of the Company’s shares in an aggregate amount of $50.0 million over the life of the New Facility, subject to pro forma compliance with the 2.25 to 1.0 maximum senior leverage ratio financial covenant.

The Facility remained undrawn on a cash basis (i.e. no loans were outstanding), as of March 31, 2022 and December 31, 2021. We utilized $40.2 million and $33.4 million as of March 31, 2022 and December 31, 2021, respectively, for bonds and guarantees.

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

17.	Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties.

We entered into contractual commitments for the acquisition of property, plant and equipment totaling $41.4 million and $26.3 million as of March 31, 2022 and December 31, 2021, respectively.

Contingencies

Certain conditions may exist as of the date our unaudited condensed consolidated financial statements are issued that may result in a loss to us, but which will only be resolved when one or more future events occur or fail to occur. Our management, with input from legal counsel, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings pending against us or unasserted claims that may result in proceedings, our management, with input from legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates it is probable a material loss has been incurred and the amount of liability can be reasonably estimated, then the estimated liability would be accrued in our unaudited condensed consolidated financial statements. If the assessment indicates a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of March 31, 2022 and December 31, 2021. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

We are conducting an internal investigation of the operations of certain of our foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), our policies and other applicable laws. In June 2016, we voluntarily disclosed the existence of our extensive internal review to the SEC, the U.S. Department of Justice (“DOJ”) and other governmental entities. It is our intent to continue to fully cooperate with these agencies and any other applicable authorities in connection with any further investigation that may be conducted in connection with this matter. While our review has not indicated that there has been any material impact on our previously filed financial statements, we have continued to collect information and cooperate with the authorities, but at this time are unable to predict the ultimate resolution of these matters with these agencies (including any financial impact on us, which could be material).

As disclosed above, our investigation into possible violations of the FCPA remains ongoing, and we will continue to cooperate with the SEC, DOJ and other relevant governmental entities in connection therewith. Our board of directors and management are committed to continuously enhancing our internal controls that support improved compliance and transparency throughout our global operations.

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

18.	Post-retirement benefits

Amounts recognized in the unaudited condensed consolidated statements of operations in respect of the defined benefit schemes were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

Amortization of prior service credit	$61	$61
Interest cost	(1,054)	(837)
Expected return on plan assets	1,428	1,181
Total	$435	$405

The Company contributed $1.3 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively, to defined benefit schemes.

Amortization of prior service credit, interest cost and expected return on plan assets have been recognized in “Other income, net” in the unaudited condensed consolidated statements of operations.

Executive Deferred Compensation Plan

The Company maintains the Executive Deferred Compensation Plan (the “EDC Plan”) for certain current and former Frank’s employees. Effective during 2015, this plan was closed to new entrants. The purpose of the EDC Plan was to provide participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified cash compensation. Participant contributions were immediately vested. Company contributions vested after five years of service. Participant benefits under the EDC Plan are paid from the general funds of the Company or a grantor trust, commonly referred to as a Rabbi Trust, created for the purpose of informally funding the EDC Plan. The assets of the EDC Plan’s trust are invested in corporate-owned, split-dollar life insurance policies and mutual funds.

As of  March 31, 2022, the total liability related to the EDC Plan was $8.5 million and was included in “Other non-current liabilities” on the unaudited condensed consolidated balance sheet. As of March 31, 2022, the cash surrender value of life insurance policies that are held within a Rabbi Trust for the purpose of paying future executive deferred compensation benefit obligations was $11.2 million.

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

19.	Loss per share

Basic loss per share attributable to Company stockholders is calculated by dividing net loss attributable to the Company by the weighted-average number of common shares outstanding for the period. Diluted loss per share attributable to Company stockholders is computed giving effect to all potential dilutive common stock, unless there is a net loss for the period. We apply the treasury stock method to determine the dilutive weighted average common shares represented by unvested restricted stock units and Employee Stock Purchase Program (“ESPP”) shares.

The calculation of basic and diluted loss per share attributable to Company stockholders for the three months ended March 31, 2022 and 2021, respectively, are as follows (in thousands, except shares outstanding and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss	$(11,132)	$(20,392)
Basic and diluted weighted average number of shares outstanding	109,266,988	70,889,753
Total basic and diluted loss per share	$(0.10)	$(0.29)

Approximately 673,809 shares of unvested restricted stock units and stock to be issued pursuant to the ESPP have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive for the three months ended March 31, 2022.

Additionally, since the conditions upon which shares were issuable for our outstanding warrants and stock options were not satisfied as of March 31, 2021, assuming the balance sheet date is the end of the contingency period. Accordingly, they have not been included in determining the number of anti-dilutive shares.

20.	Related party disclosures

Our related parties consist primarily of CETS and PVD-Expro, the two companies in which we exert significant influence, and Mosing Holdings LLC, a company that is owned by D. Keith Mosing, a member of our board of directors, and affiliates. During the three months ended March 31, 2022 and 2021, we provided goods and services to CETS and PVD-Expro totaling $0.9 million and $2.7 million, respectively. Additionally, we entered into various operating lease agreements to lease facilities with affiliated companies. Rent expense associated with our related party leases was $0.2 million for the three months ended March 31, 2022.

As of March 31, 2022 and December 31, 2021 amounts receivable from the related parties were $1.1 million and $1.6 million, respectively, and amounts payable to related parties were $1.9 million and $2.1 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, $1.2 million of our operating lease right-of-use assets and $1.2 million of our lease liabilities were associated with related party leases. As of December 31, 2021, $1.3 million of our operating lease right-of-use assets and $1.3 million of our lease liabilities were associated with related party leases.

Tax Receivable Agreement

Mosing Holdings, LLC, a Delaware limited liability company (“Mosing Holdings”), converted all of its shares of Frank’s Series A convertible preferred stock into shares of Frank’s common stock on August 26, 2016, in connection with its delivery to Frank’s of all of its interests in Frank’s International C.V. (“FICV”) (the “Conversion”).

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

The tax receivable agreement (the “Original TRA”) that Frank’s entered into with FICV and Mosing Holdings in connection with Frank’s initial public offering (“IPO”) generally provided for the payment by Frank’s to Mosing Holdings of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Frank’s actually realized (or were deemed to be realized in certain circumstances) in periods after the IPO as a result of (i) tax basis increases resulting from the Conversion and (ii) imputed interest deemed to be paid by Frank’s as a result of, and additional tax basis arising from, payments under the Original TRA. Frank’s retained the benefit of the remaining 15% of these cash savings, if any.

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

21.	Stock-based compensation

The Company recognized $2.7 million of stock-based compensation expense attributable to the Management Incentive Plan ("MIP") stock options during the three months ended March 31, 2022. No stock-based compensation expense attributable to the MIP stock options was recognized during the three months ended March 31, 2021 as the performance conditions within the stock option agreements were deemed to be improbable. Stock-based compensation expense relating to the Long-Term Incentive Plan ("LTIP"), including restricted stock units ("RSUs") and performance restricted stock units ("PRSUs") for the three months ended March 31, 2022 was $3.1 million. No stock-based compensation expense relating to LTIP RSUs and PRSUs was recognized during the three months ended March 31, 2021.

During the first quarter of 2022, 743,665 RSUs were granted to employees at a grant date fair value of $17.17.

22.	Supplemental cash flow

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$7,716	$1,408
Cash paid for interest, net	$903	$981
Change in accounts payable and accrued expenses related to capital expenditures	$5,583	$1,650

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. Management believes the comparison of the most recently completed quarter to the immediately preceding quarter provides more relevant information needed to understand and analyze the business as given the cyclical nature of our industry over the past decade, we believe a sequential discussion provides a more relevant analysis of our business results. As such, pursuant to Item 303(c)(2)(ii) of Regulation S-K, we have elected to discuss any material changes in our results of operations by including a comparison of our most recently completed quarter to the immediately preceding quarter.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” of this Form 10-Q.

Unless otherwise indicated, references to the terms “Frank’s” refers to Frank’s International N.V., the predecessor reporting entity prior to the Merger, references to “Legacy Expro” refer to Expro Group Holdings International Limited, the entity acquired by the Company in the Merger, and references to “Expro,” the “Company,” “we,” “our,” and “us” refer to Expro Group Holdings N.V., following the consummation of the Merger and unless the context otherwise required, Frank’s prior to the consummation of the Merger.

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

With roots dating to 1938, we have approximately 7,200 employees and provide services and solutions to leading exploration and production companies in both onshore and offshore environments in approximately 60 countries.

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

•

Well intervention and integrity: We provide well intervention solutions to acquire and interpret well data, ensure well bore integrity and improve production. In addition to our extensive fleet of mechanical and cased hole wireline units, we have recently introduced a number of cost-effective, innovative well intervention services, including CoilHose™, a lightweight, small-footprint solution for wellbore lifting, cleaning and chemical treatments; Octopoda™, for fluid treatments in wellbore annuli; and Galea™, an autonomous well intervention solution. We also possess several other distinct technical capabilities, including non-intrusive metering technologies and wireless telemetry systems for reservoir monitoring.

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

We organize and manage our operations on a geographical basis. Our reporting structure and the key financial information used by our management team is organized around our four operating segments: (i) North and Latin America (“NLA”), (ii) Europe and Sub Saharan Africa (“ESSA”), (iii) Middle East and North Africa (“MENA”) and (iv) Asia-Pacific (“APAC”).

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

Market Conditions and Price of Oil and Gas

As a full-cycle energy services company, our services span the full life of an oil and gas field from appraisal, development, completion and production through eventual abandonment. While the first quarter of 2022 has continued to be challenged in certain geographies by COVID-19 constraints and the impact of the Russian-Ukrainian conflict, the market is showing positive signs of recovery. There are a number of market factors that have had, and may continue to have, an effect on our business, including:

•	The market for oilfield services and our business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make expenditures on exploration, drilling and production operations.

•	Oil demand in 2022 is forecast to exceed 2021 as the overall economic backdrop improves through the COVID-19 pandemic recovery with liquids demand growing by an estimated 2.4 million barrels per day (“b/d”) in 2022, up from 97.4 million b/d in 2021, rising by an additional 1.9 million b/d in 2023 to 101.7 million b/d (which would surpass 2019 levels of 101.5 million b/d). Due to the production curtailments by Organization of Petroleum Exporting Countries (“OPEC”) and certain non-OPEC nations (“OPEC+”) members, investment restraint from U.S. and other oil producers, and other supply disruptions during the pandemic, oil demand has outpaced production for over a year. Following Russia’s invasion of Ukraine, Brent prices spiked stemming from fears over supply disruptions due to sanctions imposed on Russia. Despite this, following reaffirmation from OPEC+ members they will increase production again, the Energy Information Administration (“EIA”) forecast that global oil production will outpace demand during both 2022 and 2023, resulting in rising global oil inventories and downward pressures on oil prices. However, the ultimate impact of sanctions on Russian exports, energy security concerns resulting from the Russian-Ukrainian conflict, and the impact of new COVID-19 variants on economic activity are unknown and as a result uncertainty remains in the global oil markets.

•

Despite the multi-year underinvestment in new reserves, we expect that operators will continue to exercise fiscal discipline in the near-term and continue to exercise caution as a result of the potential impact of new COVID-19 variants on their activities. As a result, Expro and other oilfield services companies continue to have limited visibility through 2022 and into 2023 on customer spending plans and the timing of an expected further increase in activity levels.

•	In addition, increases in activity are not expected to be uniform across geo-markets or type of activity, at least in the early stages of a market recovery, although international and deepwater activity is expected to continue to improve throughout 2022. We expect that the demand for services related to brownfield and production enhancement and in field development will also show increased demand.

•

The clean energy transition continues to gain momentum. However, hydrocarbons will play a vital role in the transition towards more sustainable energy resources, and the existing expertise and future innovation within the oilfield services sector, both to reduce emissions by and enhance efficiency within the energy industry, will be critical. We are already active in the early-stage carbon capture and storage sector and have established operations and developed technologies within the geothermal and flare recovery segments. We continue to develop technologies to enhance the sustainability of our customers’ operations which, along with our digital transformation initiatives, are expected to enable us to continue to support our customers’ commercial and environmental initiatives. As the industry changes, we continue to evolve our approach to adapt and help our customers address the energy transition.

•

Increased expectations of host countries in regard to local content is another multi-year trend, which gained additional momentum during the last two years. Our commitment to developing local capabilities and in-country personnel has reduced our dependence on international staff, which has also allowed us to mitigate some of the operational challenges associated with travel restrictions related to COVID-19. These efforts have enabled us to continue to service our customers in their ongoing operations throughout the pandemic.

A major factor that affects our business activity is the price of oil and, to a lesser extent, the regional price of gas, which are both driven by market supply and demand. Changes in oil and gas prices impact customer spending on exploration and appraisal, development, production and abandonment activities. The extent of the impact of a change in oil and gas prices on these activities varies extensively between geographic regions, types of customers, types of activities and the financial returns of individual projects.

Outlook

Demand continues to improve in the face of volatile oil prices, and activity in 2022 is forecast to be higher than in 2021, with oil demand forecast to return to pre-pandemic levels in late 2022 or 2023.

The EIA estimates that global liquid fuels consumption will grow to 99.8 million b/d in 2022, up from 97.4 million b/d in 2021, rising to 101.7 million b/d in 2023 (which would surpass 2019 levels of 101.5 million b/d). Counterbalancing consumption growth, the EIA expects continuing production increases from OPEC (+2.7 million b/d compared to 2021) and an acceleration in U.S. oil production in 2022 (rising to 12.0 million b/d in 2022 and 13.0 million b/d in 2023, the highest annual average U.S. crude oil production on record) that, along with other supply increases, will outpace global oil consumption growth and contribute to declining oil prices in the mid-term. As a result, the EIA forecasts Brent crude oil spot prices to average $104 per barrel in 2022 and $92 per barrel in 2023 compared to an average $71 per barrel in 2021.

In addition to the improving oil market outlook, global natural gas demand is increasing due to a combination of rising economic activity, lower inventory in storage, extreme weather events at the beginning of the quarter, and concerns of European supply curtailments from Russia which has resulted in a renewed focus on energy security, particularly in Europe. The EIA expects Henry Hub spot prices to average $5.62 per million British thermal unit (“MMBtu”) in the second quarter of 2022, $5.23/MMBtu for all of 2022 and $3.95/MMBtu in 2023 as U.S. gas production recovers. Rystad forecasts the European and Asian liquified natural gas (“LNG”) spot price to trade at approximately $25/MMBtu in 2022, maintaining the higher rates achieved in 2021 with slight downward pricing pressure in 2023 as new supplies to Europe materialize and LNG production ramps up.

The outlook for 2022 indicates a continuing modest recovery in exploration and production expenditures, albeit at different rates in individual countries, rather than a significant increase in activity in response to the higher oil and gas prices. Ongoing recovery is dependent on a range of factors, including increasing crude production offset by a slower rate of demand growth due to increasing commodity prices as a result of the Russian-Ukrainian conflict, slower jet fuel recovery, investor pressure on operators to exercise capital discipline, uncertainty on COVID-19 recovery and the impact of any new variants.

We expect demand for our services and solutions to continue to trend positively throughout 2022.

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

Executive Overview

Three months ended March 31, 2022 compared to three months ended December 31, 2021

Certain highlights of our financial results and other key developments include:

•	Revenue for the three months ended March 31, 2022 decreased by $15.2 million, or 5.1%, to $280.5 million, compared to $295.7 million for the three months ended December 31, 2021. The reduction in revenue was driven by lower activity across ESSA and APAC, partially offset by an increase in activity in NLA and MENA. COVID-19-related project delays, particularly in APAC, also contributed to the sequential decrease in revenue. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•	We reported a net loss for the three months ended March 31, 2022 of $11.1 million, compared to a net loss of $91.2 million for the three months ended December 31, 2021. The overall decrease in net loss was primarily due to a combination of sequentially lower merger and integration expense of $23.8 million, stock-based compensation expense of $48.2 million and income tax expense of $3.4 million.

•	Adjusted EBITDA for the three months ended March 31, 2022 decreased by $13.7 million, or 27.1%, to $36.8 million from $50.6 million for the three months ended December 31, 2021. The decrease of $13.7 million is attributable to lower activity during the three months ended March 31, 2022, partially offset by lower corporate costs. Adjusted EBITDA margin decreased to 13.1% during the three months ended March 31, 2022, as compared to 17.1% during the three months ended December 31, 2021.

•

Net cash used in operating activities for the three months ended March 31, 2022 was $14.2 million, compared to cash provided by operating activities of $15.7 million for the three months ended December 31, 2021.

•

Adjusted Cash Flow from Operations and Cash Conversion for the three months ended March 31, 2022 was $(1.4) million and (4)%, respectively, compared to $41.1 million and 81%, respectively, for the three months ended December 31, 2021.

Non-GAAP Financial Measures

We include in this Form 10-Q the non-GAAP financial measures Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Cash Flow from Operations and Cash Conversion. We provide reconciliations of net loss, the most directly comparable financial performance measure calculated and presented in accordance with GAAP, to Adjusted EBITDA. We also provide a reconciliation of Adjusted Cash Flow from Operations to net cash provided by operating activities, the most directly comparable liquidity measure calculated and presented in accordance with GAAP.

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

We define Adjusted EBITDA as net loss adjusted for (a) income tax expense (benefit), (b) depreciation and amortization expense, (c) impairment expense, (d) severance and other expense, net, (e) stock-based compensation expense, (f) merger and integration expense, (g) gain on disposal of assets, (h) other income, net, (i) interest and finance (income) expense, net and (j) foreign exchange (gain) loss. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of revenues.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the three months presented (in thousands):

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Net loss	$(11,132)	$(91,204)	$(20,392)

Income tax expense	$4,549	$7,944	$2,545
Depreciation and amortization expense	35,012	44,111	27,759
Merger and integration expense	4,725	28,450	4,823
Severance and other expense	1,494	1,729	555
Gain on disposal of assets	-	(1,000)	-
Other income, net (1)	(996)	(2,681)	(239)
Stock-based compensation expense (2)	6,018	54,162	-
Foreign exchange (gain) loss	(2,816)	2,804	748
Interest and finance (income) expense, net	(13)	6,242	1,627
Adjusted EBITDA	$36,841	$50,557	$17,426

Adjusted EBITDA Margin	13.1%	17.1%	11.1%

(1)

Other income, net, is comprised of immaterial, unusual or infrequently occurring transactions which, in management’s view, do not provide useful measures of the underlying operating performance of the business.

(2)

Non-cash, stock-based compensation expense of $54.2 million for the three months ended December 31, 2021 includes the acceleration of $42.1 million associated with Legacy Expro stock options and restricted stock units recognized as a result of the completion of the Merger.

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Cash Flow from Operations for each of the three months presented (in thousands):

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Net cash (used in) provided by operating activities	$(14,162)	$15,690	$9,641
Cash paid during the three months for interest, net	903	1,176	981
Cash paid during the three months for merger and integration expense	11,632	22,390	4,524
Cash paid during the three months for severance and other expense	207	1,836	492
Adjusted Cash Flow from Operations	$(1,420)	$41,092	$15,638

Adjusted EBITDA	$36,841	$50,557	$17,426

Cash Conversion	(4)%	81%	90%

Results of Operations

Operating Segment Results

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021:

	Three months ended			Percentage
(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021	March 31, 2022	December 31, 2021	March 31, 2021
NLA	$103,861	$100,394	$30,363	37.0%	34.0%	19.4%
ESSA	82,071	94,322	53,630	29.3%	31.9%	34.3%
MENA	50,715	49,464	41,155	18.1%	16.7%	26.4%
APAC	43,830	51,489	31,147	15.6%	17.4%	19.9%
Total Revenue	$280,477	$295,669	$156,295	100.0%	100.0%	100.0%

The following table shows Segment EBITDA and Segment EBITDA margin by segment and reconciliation to loss before income taxes for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021:

	Three months ended			Segment EBITDA Margin
(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021	March 31, 2022	December 31, 2021	March 31, 2021
NLA	$21,827	$21,162	$2,428	21.0%	21.1%	8.0%
ESSA	11,874	19,859	5,366	14.5%	21.1%	10.0%
MENA	15,465	16,076	15,058	30.5%	32.5%	36.6%
APAC	5,438	12,206	5,166	12.4%	23.7%	16.6%
Total Segment EBITDA	54,604	69,303	28,018
Corporate costs (1)	(21,965)	(23,985)	(14,684)
Equity in income of joint ventures	4,202	5,239	4,092
Gain on disposal of assets	-	1,000	-
Depreciation and amortization expense	(35,012)	(44,111)	(27,759)
Merger and integration expense	(4,725)	(28,450)	(4,823)
Severance and other expense	(1,494)	(1,729)	(555)
Stock-based compensation expense	(6,018)	(54,162)	-
Foreign exchange gain (loss)	2,816	(2,804)	(748)
Other income, net	996	2,681	239
Interest and finance (expense) income, net	13	(6,242)	(1,627)
Loss before income taxes	$(6,583)	$(83,260)	$(17,847)

(1)

Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

Three months ended March 31, 2022 compared to three months ended December 31, 2021

NLA

Revenue for the NLA segment was $103.9 million for the three months ended March 31, 2022, an increase of $3.5 million, or 3.5%, compared to $100.4 million for the three months ended December 31, 2021.The increase was primarily due to higher demand for well construction services in the U.S. and Mexico driven by higher customer activity and equipment sales during the three months ended March 31, 2022. The increase in revenues was partially offset by lower subsea well access and well flow management revenues in the U.S. due to lower activity and non-recurring subsea equipment sales.

Segment EBITDA for the NLA segment was $21.8 million, or 21.0% of revenues, during the three months ended March 31, 2022, compared to $21.2 million or 21.1% of revenues during the three months ended December 31, 2021. The increase of $0.6 million is attributable to higher activity during the three months ended March 31, 2022.

ESSA

Revenue for the ESSA segment was $82.1 million for the three months ended March 31, 2022, a decrease of $12.3 million, or 13.0%, compared to $94.3 million for the three months ended December 31, 2021. The decrease of $12.3 million in revenues was primarily driven by lower well flow management and well construction services revenue in Mozambique, United Kingdom, Azerbaijan, and Angola due to a combination of lower customer activity levels and project delays, as well as non-recurring equipment sales in Norway.

Segment EBITDA for the ESSA segment was $11.9 million, or 14.5% of revenues, for the three months ended March 31, 2022, a decrease of $8.0 million, or 40.2%, compared to $19.9 million, or 21.1% of revenues, for the three months ended December 31, 2021. The decrease of $8.0 million is primarily attributable to lower activity levels and a less favorable activity mix during the three months ended March 31, 2022.

MENA

Revenue for the MENA segment was $50.7 million for the three months ended March 31, 2022, an increase of $1.2 million, or 2.5%, compared to $49.5 million for the three months ended December 31, 2021. The increase in revenue was driven by equipment sales related to well flow management in the United Arab Emirates and Saudi Arabia.

Segment EBITDA for the MENA segment was $15.5 million, or 30.5% of revenues, for the three months ended March 31, 2022, a reduction of $0.6 million, or 3.8%, compared to $16.1 million, or 32.5% of revenues, for the three months ended December 31, 2021. The reduction in Segment EBITDA was primarily due to lower activity on higher margin contracts and a less favorable activity mix.

APAC

Revenue for the APAC segment was $43.8 million for the three months ended March 31, 2022, a decrease of $7.7 million, or 14.9%, compared to $51.5 million for the three months ended December 31, 2021. The decrease in revenue was primarily due to a combination of lower customer activities, non-recurring equipment sales and completion of certain projects during the previous quarter in Brunei, Thailand, Malaysia, India and Indonesia across all product lines. This decrease was partially offset by higher subsea well access revenues in Australia.

Segment EBITDA for the APAC segment was $5.4 million, or 12.4% of revenues, for the three months ended March 31, 2022, a decrease of $6.8 million, or 55.4%, compared to $12.2 million, or 23.7% of revenues, for the three months ended December 31, 2021. The reduction was primarily due to a less favorable activity mix and upfront mobilization costs incurred during the current quarter related to a COVID-19-delayed start-up of a subsea project, as well as lower activity on higher margin contracts.

Merger and integration expense

Merger and integration expense for the three months ended March 31, 2022 decreased by $23.8 million, to $4.7 million as compared to $28.5 million for the three months ended December 31, 2021. The decrease is primarily attributable to lower legal and other professional fees related to the Merger incurred during the three months ended March 31, 2022 as compared to the three months ended December 31, 2021.

Stock-based compensation expense

Stock-based compensation expense for the three months ended March 31, 2022 decreased by $48.2 million, to $6.0 million as compared to $54.2 million for the three months ended December 31, 2021. The decrease is primarily driven by the recognition of stock-based compensation expense of $42.1 million during the three months ended December 31, 2021 associated with Legacy Expro stock options and restricted stock units as a result of the completion of the Merger, as well as the acceleration of certain legacy Frank’s equity awards in connection with the Merger.

Interest and finance (expense) income, net

Interest and finance expense, net, decreased by $6.3 million for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021, primarily due to non-recurring expenses of $4.6 million incurred with respect to the New Facility during the three months ended December 31, 2021.

Income tax expense

Income tax expense for the three months ended March 31, 2022 decreased by $3.4 million to $4.5 million from $7.9 million for the three months ended December 31, 2021, primarily due to changes in the mix of taxable profits between jurisdictions.

Three months ended March 31, 2022 compared to three months ended March 31, 2021

NLA

Revenue for the NLA segment was $103.9 million for the three months ended March 31, 2022, an increase of $73.5 million, or 242.1%, compared to $30.4 million for the three months ended March 31, 2021. The increase was primarily attributable to the Merger, which contributed to an increase of $73.6 million in well construction revenue during the current quarter.

Segment EBITDA for the NLA segment was $21.8 million, or 21.0% of revenues, during the three months ended March 31, 2022, compared to $2.4 million or 8.0% of revenues during the three months ended March 31, 2021, an increase of $19.4 million. The increase was primarily attributable to the Merger, which contributed an increase of $19.3 million in Segment EBITDA.

ESSA

Revenue for the ESSA segment was $82.1 million for the three months ended March 31, 2022, an increase of $28.5 million, or 53.0%, compared to $53.6 million for the three months ended March 31, 2021. Of the total increase of $28.5 million for the three months ended March 31, 2022, $24.2 million is attributable to the Merger and the remainder of the increase is primarily attributable to higher well intervention and integrity services revenue in the United Kingdom, Mozambique and Tanzania.

Segment EBITDA for the ESSA segment was $11.9 million, or 14.5% of revenues, during the three months ended March 31, 2022, compared to $5.4 million or 10.0% of revenues during the three months ended March 31, 2021, an increase of $6.5 million. The increase was primarily attributable to the Merger, which contributed to an increase of $6.7 million in Segment EBITDA.

MENA

Revenue for the MENA segment was $50.7 million for the three months ended March 31, 2022, an increase of $9.5 million, or 23.2%, compared to $41.2 million for the three months ended March 31, 2021. Of the total increase of $9.5 million for the three months ended March 31, 2022, $6.3 million is attributable to the Merger and the remaining increase in revenue was driven by equipment sales related to well flow management in the United Arab Emirates and Saudi Arabia.

Segment EBITDA for the MENA segment was $15.5 million, or 30.5% of revenues, during the three months ended March 31, 2022, compared to $15.1 million or 36.6% of revenues during the three months ended March 31, 2021. The increase was primarily attributable to the Merger, which contributed an increase of $0.3 million in Segment EBITDA. The reduction in Segment EBITDA margin was primarily due to lower activity on higher margin contracts and an unfavorable activity mix.

APAC

Revenue for the APAC segment was $43.8 million for the three months ended March 31, 2022, an increase of $12.7 million, or 40.7%, compared to $31.1 million for the three months ended March 31, 2021. Of the total increase of $12.7 million for the three months ended March 31, 2022, $7.3 million is attributable to the Merger and the remaining increase is primarily attributable to higher subsea well access and well flow management revenue in Australia, Brunei and Malaysia.

Segment EBITDA for the APAC segment was $5.4 million, or 12.4% of revenues, during the three months ended March 31, 2022, compared to $5.2 million or 16.6% of revenues during the three months ended March 31, 2021. The Merger contributed an increase of $0.2 million in Segment EBITDA.

Stock-based compensation expense

Stock-based compensation expense for the three months ended March 31, 2022 was $6.0 million. No stock-based compensation expense was recognized during the three months ended March 31, 2021. The expense for the current quarter primarily relates to the Company’s Long-Term Incentive Plan which was not present during the three months ended March 31, 2021. Additionally, the current quarter also includes expenses related to stock options under the Management Incentive Plan (“MIP”). No expense was recognized under the MIP during the three months ended March 31, 2021, as the performance conditions within the stock option agreements were deemed to be improbable.

Liquidity and Capital Resources

Liquidity

Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. As of March 31, 2022, total available liquidity was $348.4 million, including cash and cash equivalents and restricted cash of $218.4 million and $130.0 million available for borrowings under our New Facility. Our primary sources of liquidity have been cash flows from operations. Our primary uses of capital have been for capital expenditures and acquisitions. We monitor potential capital sources, including equity and debt financing, in order to meet our investment and liquidity requirements.

Our total capital expenditures are estimated to range between $80 million and $90 million for the remainder of 2022. Our total capital expenditures were $10.6 million for the three months ended March 31, 2022, of which approximately 90% were used for the purchase and manufacture of equipment to directly support customer-related activities and approximately 10% for other property, plant and equipment, inclusive of software costs. In addition, we used $8.0 million of cash during the first quarter to acquire technology to enhance our well intervention and integrity business. Total capital expenditures were $28.0 million for the three months ended December 31, 2021, which were generally used for equipment required to provide services in connection with awarded contracts. We continue to focus on preserving and protecting our strong balance sheet, optimizing utilization of our existing assets and, where practical, limiting new capital expenditures.

The prior board of directors of the Company authorized a program to repurchase Company Common Stock from time to time. Approximately $38.5 million remained authorized for repurchases as of March 31, 2022, subject to the limitation set in our shareholder authorization for repurchases of our Company Common Stock, which is currently 10% of the common stock outstanding as of August 3, 2021. From the inception of this program in February 2020 to date, 95,007 shares of common stock were repurchased for a total cost of approximately $1.5 million.

Credit Facility

Revolving Credit Facility

On October 1, 2021, in connection with the closing of the Merger, we entered into a new revolving credit facility (the “New Facility”) with DNB Bank ASA, London Branch, as agent (the “Agent”), with total commitments of $200.0 million, of which $130.0 million is available for drawdowns as loans and $70.0 million is available for letters of credit. Subject to the terms of the New Facility, the Company has the ability to increase the commitments to $250.0 million. Proceeds of the New Facility may be used for general corporate and working capital purposes.

On March 31, 2022, the Agent, on behalf of the consenting lenders, countersigned a Consent Request Letter dated March 10, 2022 to the New Facility (the “Consent”). Pursuant to the Consent, the lenders consented to, among other things, an amendment to the New Facility permitting dividends or distributions by the Company, or the repurchase or redemption of the Company’s shares in an aggregate amount of $50.0 million over the life of the New Facility, subject to pro forma compliance with the 2.25 to 1.0 maximum senior leverage ratio financial covenant.

Please see Note 16 “Interest bearing loans” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Cash flow from operating, investing and financing activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net cash (used in) provided by operating activities	$(14,162)	$9,641
Net cash used in investing activities	(5,008)	(19,168)
Net cash used in financing activities	(2,394)	(802)
Effect of exchange rate changes on cash activities	133	(272)
Net decrease to cash and cash equivalents and restricted cash	$(21,431)	$(10,601)

Analysis of cash flow changes between the three months ended March 31, 2022 and March 31, 2021

Net cash (used in) provided by operating activities

Net cash used in operating activities was $14.2 million during the three months ended March 31, 2022 as compared to net cash provided by operating activities of $9.6 million during the three months ended March 31, 2021. The increase of $23.8 million in net cash used in operating activities for the three months ended March 31, 2022 was primarily due to an increase in net working capital of $30.4 million, higher tax payments of $6.0 million and higher payments for merger and integration and severance expenses of $6.8 million, partially offset by an increase in Adjusted EBITDA of $19.4 million for the three months ended March 31, 2022.

Adjusted cash flows from operation during the three months ended March 31, 2022 was $(1.4) million as compared to adjusted cash flows from operation of $15.6 million during the three months ended March 31, 2021. Our primary uses of cash from operating activities were capital expenditures and funding obligations related to our financing arrangements.

Net cash used in investing activities

Net cash used in investing activities was $5.0 million during the three months ended March 31, 2022 as compared to $19.2 million during the three months ended March 31, 2021, a decrease of $14.2 million. Our principal recurring investing activity is our capital expenditures. The decrease in net cash used in investing activities was primarily due to proceeds from sale of investments related to the Frank's executive deferred compensation plan of $7.1 million, proceeds from disposal of assets of $6.4 million and lower capital expenditures of $8.6 million for the three months ended March 31, 2022, partially offset by an acquisition of technology for $8.0 million.

Net cash used in financing activities

Net cash used in financing activities was $2.4 million during the three months ended March 31, 2022 as compared to $0.8 million during the three months ended March 31, 2021. The increase of $1.6 million in cash used in financing activities is primarily due to payments of withholding taxes on stock-based compensation plans of $1.1 million and financed insurance premium of $1.0 million, partially offset by lower cash pledged for collateral deposits of $0.2 million and lower repayments of finance leases of $0.2 million during the three months ended March 31, 2022.

New accounting pronouncements

See Note 2 “Basis of presentation and significant accounting policies” in our unaudited condensed consolidated financial statements under the heading “Recent accounting pronouncements.”

Critical accounting policies and estimates

There were no changes to our critical accounting policies and estimates from those disclosed in our Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals and our current expectations with respect to, among other things:

●	our business strategy and prospects for growth;
●	post-Merger integration;
●	our cash flows and liquidity;
●	our financial strategy, budget, projections and operating results;
●	the amount, nature and timing of capital expenditures;
●	the availability and terms of capital;
●	the exploration, development and production activities of our customers;
●	the market for our existing and future products and services;
●	competition and government regulations; and
●	general economic and political conditions, including political tensions, conflicts and war (such as the ongoing conflict in Ukraine).

These forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “plan,” “intend,” “potential,” “predict,” “project,” “may,” “outlook,” or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

●

uncertainty relating to global crude oil demand and crude oil prices that correspondingly may lead to significant reductions in oil and gas activity, which in turn could result in significant declines in demand for our products and services;

●

uncertainty regarding the extent and duration of the remaining restrictions in the United States and globally on various commercial and economic activities due to COVID-19, including uncertainty regarding the re-imposition of restrictions due to resurgences in infection rates;

●

uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and therefore the demand for the products and services we provide and the commercial opportunities available to us;

●	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations;
●	unique risks associated with our offshore operations;
●	political, economic and regulatory uncertainties in our international operations, including the impact of actions taken by OPEC and OPEC+ with respect to production levels and the effects thereof;
●	our ability to develop new technologies and products;
●	our ability to protect our intellectual property rights;
●	our ability to attract, train and retain key employees and other qualified personnel;
●	operational safety laws and regulations;
●	international trade laws and sanctions;
●

severe weather conditions and natural disasters, and other operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

●	policy or regulatory changes;
●	the overall timing and level of transition of the global energy sector from fossil-based systems of energy production and consumption to more renewable energy sources;
●	perception related to our environmental, social and governance (“ESG”) performance as well as current and future ESG reporting requirements; and
●	uncertainty with respect to integration and realization of expected synergies following completion of the Merger.

The impact of the COVID-19 pandemic and related economic, business and market disruptions continue to evolve, and its future effects are uncertain. The continued impact of COVID-19 on the Company’s business will depend on many factors, many of which are beyond management’s control and knowledge. It is therefore difficult for management to assess or predict with accuracy the broad future effects of this health crisis on the global economy, the energy industry or the Company’s business. As additional information becomes available, events or circumstances change and strategic and/or operational decisions are made by management, further adjustments may be required which could have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

These and other important factors that could affect our operating results and performance are described in (1) “Risk Factors” in Part II, Item 1A of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and elsewhere within this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 8, 2022 (our “Annual Report”), (3) our other reports and filings we make with the SEC from time to time and (4) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report. Our exposure to market risk has not changed materially since December 31, 2021.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the three months covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.

b)	Change in Internal Control Over Financial Reporting

Except as described below, the Company’s management, has determined that there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three months covered by this quarterly report.

As described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, the Merger was completed on October 1, 2021, and represented a change in internal control over financial reporting. Management continues to consolidate and integrate the Company's system of controls. The processes and controls for significant areas including business combinations, intangibles and goodwill valuations, income taxes, treasury, consolidations and the preparation of financial statements and related disclosures, and entity level controls have been substantially impacted by the ongoing integration activities. The primary changes in these areas are related to the consolidation of process owner leadership and control owners, and where required, the modification of inputs, processes and associated systems. For all areas of change noted, management believes the control design and implementation thereof are being appropriately modified to address underlying risks. The above ongoing integration activities to the Company's internal control over financial reporting are reasonably likely to materially affect its internal control over financial reporting in 2022.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of March 31, 2022 or December 31, 2021. Company management believes the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

We have been conducting, and the combined company will continue to conduct, an internal investigation of the operations of certain of its foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), its policies and other applicable laws. In June 2016, we voluntarily disclosed the existence of its extensive internal review to the SEC, the U.S. Department of Justice (“DOJ”) and other governmental entities. It is the Company’s intent to continue to fully cooperate with these agencies and any other applicable authorities in connection with any further investigation that may be conducted in connection with this matter. While the review has not indicated that there has been any material impact on our previously filed financial statements, we have continued to collect information and cooperate with the authorities.

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

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report, which risks could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Deed of Amendment to Articles of Association of Expro Group Holdings N.V., dated October 1, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).
10.1	Expro Group Holdings N.V. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K (File No. 001-36053) filed on March 8, 2022).
*10.2	Consent Request Letter, dated March 10, 2022, to the Revolving Facility Agreement by and among, inter alios, Expro Group Holdings N.V., as parent, the borrowers and guarantor party thereto, and DNB Bank ASA, London Branch as agent.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.1

The following materials from Expro Group Holdings N.V.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*      Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRO GROUP HOLDINGS N.V.

Date:	May 5, 2022	By:	/s/ Quinn P. Fanning
Quinn P. Fanning
Chief Financial Officer
(Principal Financial Officer)