Form 10-Q
period 2022-06-30
EXPRO GROUP HOLDINGS N.V.
filed 2022-08-04
CIK 1575828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 108,702,849 shares of common stock, €0.06 nominal value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Expro Group Holdings N.V.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Total revenue	$313,624	$176,251	$594,101	$332,546
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization expense	(256,583)	(147,718)	(496,113)	(284,789)
General and administrative expense, excluding depreciation and amortization expense	(17,840)	(6,197)	(29,350)	(12,835)
Depreciation and amortization expense	(35,392)	(26,390)	(70,404)	(54,149)
Merger and integration expense	(2,270)	(4,703)	(6,995)	(9,526)
Severance and other expense	(678)	(1,637)	(2,172)	(2,192)
Total operating cost and expenses	(312,763)	(186,645)	(605,034)	(363,491)
Operating income (loss)	861	(10,394)	(10,933)	(30,945)
Other income, net	244	387	1,240	626
Interest and finance income (expense), net	1,712	(1,604)	1,725	(3,231)
Income (loss) before taxes and equity in income of joint ventures	2,817	(11,611)	(7,968)	(33,550)
Equity in income of joint ventures	2,429	3,957	6,631	8,049
Income (loss) before income taxes	5,246	(7,654)	(1,337)	(25,501)
Income tax expense	(9,596)	(727)	(14,145)	(3,272)
Net loss	$(4,350)	$(8,381)	$(15,482)	$(28,773)

Loss per common share:
Basic and diluted	$(0.04)	$(0.12)	$(0.14)	$(0.41)
Weighted average common shares outstanding:
Basic and diluted	109,582,086	70,889,753	109,425,407	70,889,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(4,350)	$(8,381)	$(15,482)	$(28,773)
Other comprehensive loss:
Amortization of prior service credit	(61)	(61)	(122)	(122)
Other comprehensive loss	(61)	(61)	(122)	(122)
Comprehensive loss	$(4,411)	$(8,442)	$(15,604)	$(28,895)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$175,112	$235,390
Restricted cash	4,299	4,457
Accounts receivable, net	370,459	319,286
Inventories	143,272	125,116
Assets held for sale	-	6,386
Income tax receivables	25,028	20,561
Other current assets	51,636	52,938
Total current assets	769,806	764,134

Property, plant and equipment, net	459,277	478,580
Investments in joint ventures	61,248	57,604
Intangible assets, net	245,492	253,053
Goodwill	179,903	179,903
Operating lease right-of-use assets	80,307	83,372
Non-current accounts receivable, net	10,705	11,531
Other non-current assets	17,025	26,461
Total assets	$1,823,763	$1,854,638

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$228,763	$213,152
Income tax liabilities	26,076	22,999
Finance lease liabilities	1,032	1,147
Operating lease liabilities	19,617	19,695
Other current liabilities	61,890	74,213
Total current liabilities	337,378	331,206

Deferred tax liabilities, net	29,818	31,744
Post-retirement benefits	23,179	29,120
Non-current finance lease liabilities	14,401	15,772
Non-current operating lease liabilities	66,659	73,688
Other non-current liabilities	77,399	75,537
Total liabilities	548,834	557,067

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, €0.06 nominal value, 200,000,000 shares authorized, 110,575,691 and 109,697,040 shares issued and 108,637,201 and 109,142,925 shares outstanding	7,903	7,844
Treasury stock (at cost) 1,938,490 and 554,115 shares	(40,473)	(22,785)
Additional paid-in capital	1,838,373	1,827,782
Accumulated other comprehensive income	20,236	20,358
Accumulated deficit	(551,110)	(535,628)
Total stockholders’ equity	1,274,929	1,297,571
Total liabilities and stockholders’ equity	$1,823,763	$1,854,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,482)	$(28,773)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	70,404	54,149
Equity in income of joint ventures	(6,631)	(8,049)
Stock-based compensation expense	10,248	-
Change in fair value of investments	1,538	-
Elimination of unrealized profit on sales to joint ventures	-	5
Deferred taxes	(1,929)	(2,463)
Unrealized foreign exchange	2,647	1,148
Changes in assets and liabilities:
Accounts receivable, net	(52,971)	(38,756)
Inventories	(15,441)	(8,656)
Other assets	1,012	3,442
Accounts payable and accrued liabilities	11,217	15,146
Other liabilities	(12,840)	16,122
Income taxes, net	568	1,657
Other	(7,432)	(2,577)
Dividends from joint ventures	2,985	-
Net cash (used in) provided by operating activities	(12,107)	2,395

Cash flows from investing activities:
Capital expenditures	(31,526)	(37,644)
Acquisition of technology	(7,967)	-
Proceeds from disposal of assets	6,579	-
Proceeds from sale / maturity of investments	8,169	-
Net cash used in investing activities	(24,745)	(37,644)

Cash flows from financing activities:
(Cash pledged for) release of collateral deposits	(256)	42
Payments of loan issuance and other transaction costs	(132)	(438)
Acquisition of common stock	(12,309)	-
Payment of withholding taxes on stock-based compensation plans	(4,291)	-
Repayment of financed insurance premium	(2,805)	-
Repayments of finance leases	(409)	(584)
Net cash used in financing activities	(20,202)	(980)

Effect of exchange rate changes on cash and cash equivalents	(3,382)	(173)
Net decrease to cash and cash equivalents and restricted cash	(60,436)	(36,402)
Cash and cash equivalents and restricted cash at beginning of period	239,847	120,709
Cash and cash equivalents and restricted cash at end of period	$179,411	$84,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Six Months Ended June 30, 2021
						Accumulated
					Additional	other		Total
	Common			Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Warrants	Stock	capital	loss	deficit	equity
Balance at January 1, 2021	70,890	$585	$10,530	$-	$1,006,100	$(1,494)	$(403,737)	$611,984
Net loss	-	-	-	-	-	-	(20,392)	(20,392)
Other comprehensive loss	-	-	-	-	-	(61)	-	(61)
Balance at March 31, 2021	70,890	$585	$10,530	$-	$1,006,100	$(1,555)	$(424,129)	$591,531
Net loss	-	-	-	-	-	-	(8,381)	(8,381)
Other comprehensive loss	-	-	-	-	-	(61)	-	(61)
Balance at June 30, 2021	70,890	$585	$10,530	$-	$1,006,100	$(1,616)	$(432,510)	$583,089

	Six Months Ended June 30, 2022
						Accumulated
					Additional	other		Total
	Common			Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Warrants	Stock	capital	income	deficit	equity
Balance at January 1, 2022	109,143	$7,844	$-	$(22,785)	$1,827,782	$20,358	$(535,628)	$1,297,571
Net loss	-	-	-	-	-	-	(11,132)	(11,132)
Other comprehensive loss	-	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	-	6,018	-	-	6,018
Common stock issued upon vesting of share-based awards	336	24	-	-	378	-	-	402
Common stock withheld	(100)	-	-	(1,506)	-	-	-	(1,506)
Balance at March 31, 2022	109,379	$7,868	$-	$(24,291)	$1,834,178	$20,297	$(546,760)	$1,291,292
Net loss	-	-	-	-	-	-	(4,350)	(4,350)
Other comprehensive loss	-	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	-	4,230	-	-	4,230
Common stock issued upon vesting of share-based awards	542	35	-	-	(35)	-	-	-
Acquisition of common stock	(1,100)	-	-	(12,995)	-	-	-	(12,995)
Common stock withheld	(184)	-	-	(3,187)	-	-	-	(3,187)
Balance at June 30, 2022	108,637	$7,903	$-	$(40,473)	$1,838,373	$20,236	$(551,110)	$1,274,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Business description

With roots dating to 1938, Expro Group Holdings N.V. (the “Company,” “Expro,” “we,” “our” or “us”) is a global provider of energy services with operations in approximately 60 countries. The Company’s portfolio of capabilities includes products and services related to well construction, well flow management, subsea well access, and well intervention and integrity that enhance production and improve recovery across the well lifecycle, from exploration through abandonment.

On March 10, 2021, Frank’s International N.V. (“Frank’s”) and New Eagle Holdings Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of Frank’s (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Expro Group Holdings International Limited (“Legacy Expro”), an exempted company limited by shares incorporated under the laws of the Cayman Islands, providing for the merger of Legacy Expro with and into Merger Sub in an all-stock transaction, with Merger Sub surviving the merger as a direct, wholly owned subsidiary of Frank’s (the “Merger”). The Merger closed on October 1, 2021 (the “Closing Date”), and Frank’s was renamed Expro Group Holdings N.V. The Merger was accounted for using the acquisition method of accounting with Legacy Expro being identified as the accounting acquirer. The condensed consolidated financial statements of the Company reflect the condensed financial position, results of operations and cash flows of only Legacy Expro for all periods prior to the Merger and of the combined company (including activities of Frank’s) for all periods subsequent to the Merger.

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

Further, the supervisory board of directors of Frank’s unanimously approved a 1-for-6 reverse stock split of Frank’s common stock, which was effected on October 1, 2021. All of the outstanding share numbers, nominal value, share prices and per share amounts in these condensed consolidated financial statements have been retroactively adjusted to reflect the Exchange Ratio and the 1-for-6 reverse stock split for all periods presented, as applicable.

On June 16, 2022, the Company’s Board of Directors (the “Board”) approved a new stock repurchase program, under which the Company is authorized to acquire up to $50.0 million of its outstanding common stock through November 24, 2023 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. During the second quarter of 2022, the Company repurchased 1.1 million shares at an average price of $11.81 per share, for a total cost of $13.0 million under this $50.0 million program.

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

2.	Basis of presentation and significant accounting policies

Basis of presentation

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

In the opinion of management, these unaudited condensed consolidated financial statements, which are prepared in accordance with the rules of the SEC and U.S. GAAP for interim financial reporting, included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2022, the results of our operations for the three and six months ended June 30, 2022 and 2021, and our cash flows for the six months ended June 30, 2022 and 2021. Such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period.

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

Frank’s International N.V.

As discussed in Note 1 “Business description,” the Merger of Frank’s with Legacy Expro pursuant to the Merger Agreement was completed on October 1, 2021. U.S. GAAP requires the determination of the accounting acquirer, the acquisition date, the fair value of assets and liabilities of the acquired business and the resulting measurement of goodwill. The Merger is accounted for as a reverse merger and Legacy Expro has been identified as the acquirer for accounting purposes. As a result, the Company has in accordance with ASC 805, Business Combinations, applied the acquisition method of accounting to account for Frank’s assets acquired and liabilities assumed. Applying the acquisition method of accounting includes recording the identifiable assets acquired and liabilities assumed at their fair values and recording goodwill for the excess of the consideration transferred over the net aggregate fair value of the identifiable assets acquired and liabilities assumed.

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

The fair values of assets acquired and liabilities assumed, including other current liabilities, are subject to change as additional information is received. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation table above. The fair values of identifiable intangible assets were prepared using an income valuation approach, which requires a forecast of expected future cash flows either through the use of the relief-from-royalty method or the multi-period excess earnings method, which are discounted to approximate their current value. The estimated useful lives are based on management’s historical experience and expectations as to the duration of time that benefits from these assets are expected to be realized.

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

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

Unaudited Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2021 assume the Merger was completed as of January 1, 2020 (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Unaudited pro forma revenues	$284,092	$535,198
Unaudited pro forma net loss	$(16,648)	$(58,237)

Estimated unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the Merger been completed on the date indicated or of future operating results.

Merger and integration expense

During the three months ended June 30, 2022 and 2021, the Company incurred $2.3 million and $4.7 million, respectively, of merger and integration expense which consist primarily of legal fees, professional fees, integration, severance and other costs directly attributable to the Merger. During the six months ended June 30, 2022 and 2021, the Company incurred $7.0 million and $9.5 million, respectively, of merger and integration expense which consist primarily of legal fees, professional fees, integration, severance and other costs directly attributable to the Merger.

Below is a reconciliation of our liability balance associated with our severance plan initiated during 2021 related to the integration in connection with the Merger, which is included in “Other current liabilities” on the condensed consolidated balance sheets (in thousands):

	NLA	ESSA	MENA	APAC	Central	Total
Balance as of December 31, 2021	$2,057	$2,502	$424	$617	$6,615	$12,215
Expense (reversal) during the period	(367)	(427)	-	401	1,452	1,059
Payments made during the period	(1,311)	(1,331)	(408)	(516)	(4,636)	(8,202)
Balance as of June 30, 2022	$379	$744	$16	$502	$3,431	$5,072

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

4.         Fair value measurements

Recurring Basis

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2022 and December 31, 2021, were as follows (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Cash surrender value of life insurance policies-
Deferred compensation plan	$-	$10,199	$-	$10,199
Non-current accounts receivable, net	-	10,705	-	10,705
Liabilities:
Deferred compensation plan	-	7,234	-	7,234
Finance lease liabilities	-	15,433	-	15,433

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Cash surrender value of life insurance policies-
Deferred compensation plan	$-	$18,857	$-	$18,857
Non-current accounts receivable, net	-	11,531	-	11,531
Liabilities:
Deferred compensation plan	-	9,339	-	9,339
Finance lease liabilities	-	16,919	-	16,919

Our investments associated with our deferred compensation plan as of  June 30, 2022 consist primarily of the cash surrender value of life insurance policies and is included in “Other non-current assets” on the condensed consolidated balance sheets. The liability associated with our deferred compensation plan as of  June 30, 2022 is included in “Other non-current liabilities” on the condensed consolidated balance sheets. Our investments change as a result of contributions, payments, and fluctuations in the market. Assets and liabilities, measured using significant observable inputs, are reported at fair value based on third-party broker statements, which are derived from the fair value of the funds’ underlying investments. They are reported at fair value based on the price of the stock and are included in “Other non-current assets” on the condensed consolidated balance sheets.

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

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer, in deciding how to allocate resources and assess performance. Our CODM manages our operational segments that are aligned with our geographical regions as below:

●	North and Latin America (“NLA”),
●	Europe and Sub-Saharan Africa (“ESSA”),
●	Middle East and North Africa (“MENA”), and
●	Asia-Pacific (“APAC”).

The following table presents our revenue disaggregated by our operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NLA	$129,694	$30,630	$233,555	$60,993
ESSA	90,118	65,177	172,189	118,807
MENA	45,363	42,485	96,078	83,640
APAC	48,449	37,959	92,279	69,106
Total	$313,624	$176,251	$594,101	$332,546

Segment EBITDA

Our CODM regularly evaluates the performance of our operating segments using Segment EBITDA, which we define as income (loss) before income taxes adjusted for corporate costs, equity in income of joint ventures, depreciation and amortization expense, impairment expense, severance and other expense, gain on disposal of assets, foreign exchange losses, merger and integration expense, other income, interest and finance income (expense), net and stock-based compensation expense.

The following table presents our Segment EBITDA disaggregated by our operating segments and a reconciliation to income (loss) before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NLA	$38,513	$3,355	$60,340	$5,783
ESSA	14,868	10,315	26,742	15,681
MENA	13,750	14,079	29,215	29,137
APAC	4,356	8,317	9,794	13,483
Total Segment EBITDA	71,487	36,066	126,091	64,084
Corporate costs	(22,812)	(13,419)	(44,777)	(28,102)
Equity in income of joint ventures	2,429	3,957	6,631	8,049
Depreciation and amortization expense	(35,392)	(26,390)	(70,404)	(54,149)
Merger and integration expense	(2,270)	(4,703)	(6,995)	(9,526)
Severance and other expense	(678)	(1,637)	(2,172)	(2,192)
Stock-based compensation expense	(4,230)	-	(10,248)	-
Foreign exchange loss	(5,244)	(311)	(2,428)	(1,060)
Other income, net	244	387	1,240	626
Interest and finance income (expense), net	1,712	(1,604)	1,725	(3,231)
Income (loss) before income taxes	$5,246	$(7,654)	$(1,337)	$(25,501)

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

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by geography, as disclosed in Note 5 “Business segment reporting,” as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Additionally, we disaggregate our revenue into main areas of capabilities.

The following table sets forth the total amount of revenue by main area of capabilities as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Well construction	$121,794	$-	$233,229	$-
Well management	191,830	176,251	360,872	332,546
Total	$313,624	$176,251	$594,101	$332,546

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

Contract balances consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Accounts receivable, net	$244,150	$236,158
Unbilled receivables	$137,014	$94,659
Deferred revenue	$13,001	$17,038

The Company recognized revenue during the three and six months ended June 30, 2022 of $1.0 million and $8.9 million, respectively, and for the three and six months ended June 30, 2021 of $3.2 million and $4.3 million, respectively, out of the deferred revenue balance as of the beginning of the applicable year.

As of June 30, 2022, $12.6 million of our deferred revenue was classified as current and is included in “Other current liabilities” on the condensed consolidated balance sheets, with the remainder classified as non-current and included in “Other non-current liabilities” on the condensed consolidated balance sheets.

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

Our effective tax rates were 341% and (178)% for the three and six months ended June 30, 2022, respectively, and were (6.3)% and (9.8)% for the three and six months ended June 30, 2021, respectively.

Our effective tax rate was impacted primarily by changes in the mix of taxable profits between jurisdictions, in particular increased taxable profits in Latin America, deferred tax credits recognized during the three months ended March 31, 2022, in particular in APAC, that did not recur during the three months ended June 30, 2022, and deferred tax charges recognized during the three months ended June 30, 2022, primarily in MENA.

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

The carrying value of our investment in joint ventures as of June 30, 2022 and December 31, 2021 was as follows (in thousands):

	June 30,	December 31,
	2022	2021
CETS	$57,721	$54,014
PVD-Expro	3,527	3,590
Total	$61,248	$57,604

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

9.	Accounts receivable, net

Accounts receivable, net consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Accounts receivable	$392,270	$340,209
Less: Expected credit losses	(11,106)	(9,392)
Total	$381,164	$330,817

Current	370,459	319,286
Non – current	10,705	11,531
Total	$381,164	$330,817

10.	Inventories

Inventories consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Finished goods	$34,306	$34,899
Raw materials, equipment spares and consumables	88,658	76,025
Work-in-progress	20,308	14,192
Total	$143,272	$125,116

11.	Other assets and liabilities

Other assets consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Cash surrender value of life insurance policies	$10,199	$18,857
Prepayments	22,457	19,891
Value-added tax receivables	22,523	22,524
Collateral deposits	1,855	1,599
Deposits	6,825	7,331
Other	4,802	9,197
Total	$68,661	$79,399

Current	51,636	52,938
Non – current	17,025	26,461
Total	$68,661	$79,399

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

Other liabilities consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Deferred revenue	$13,001	$17,038
Other tax and social security	27,067	27,893
Income tax liabilities – non-current portion	47,697	45,741
Deferred compensation plan	7,234	9,339
Other	44,290	49,739
Total	$139,289	$149,750

Current	61,890	74,213
Non – current	77,399	75,537
Total	$139,289	$149,750

Cash Surrender Value of Life Insurance Policies

We had $10.2 million and $18.9 million of cash surrender value of life insurance policies as of June 30, 2022 and December 31, 2021, respectively, that are held within a trust established to settle payment of future executive deferred compensation benefit obligations. The decrease in the cash surrender value of life insurance policies as of  June 30, 2022 as compared to December 31, 2021 was primarily due to a cash distribution from the trust to reimburse the Company for benefits paid pursuant to the executive deferred compensation benefit plan, the impact of which is included in “Proceeds from sale / maturity of investments” on the condensed consolidated statements of cash flows. Loss associated with these policies is included in “Other income, net” on our condensed consolidated statements of operations. Loss on changes in the cash surrender value of life insurance policies was $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.

12.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Accounts payable – trade	$92,594	$84,952
Payroll, vacation and other employee benefits	33,752	42,671
Accruals for goods received not invoiced	20,681	18,666
Other accrued liabilities	81,736	66,863
Total	$228,763	$213,152

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

13.	Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Cost:
Land	$21,580	$21,580
Land improvements	3,051	3,054
Buildings and lease hold improvements	103,505	104,660
Plant and equipment	734,160	701,400
	862,296	830,694
Less: accumulated depreciation	(403,019)	(352,114)
Total	$459,277	$478,580

During the six months ended June 30, 2022, assets held for sale were sold for net proceeds of $6.3 million.

The carrying amount of our property, plant and equipment recognized in respect of assets held under finance leases as of June 30, 2022 and December 31, 2021 and included in amounts above is as follows (in thousands):

	June 30,	December 31,
	2022	2021
Cost:
Buildings	$18,623	$18,623
Plant and equipment	1,275	1,275
Total	19,898	19,898
Less: accumulated amortization	(8,411)	(7,733)
Total	$11,487	$12,165

Depreciation expense relating to property, plant and equipment, including assets under finance leases, was $25.6 million and $51.6 million for the three and six months ended June 30, 2022, respectively, and $19.9 million and $41.3 million for the three and six months ended June 30, 2021, respectively.

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

14.	Intangible assets, net

The following table summarizes our intangible assets comprising of Customer Relationships & Contracts (“CR&C”), Trademarks, Technology and Software as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022			December 31, 2021			June 30, 2022
	Gross carrying amount	Accumulated impairment and amortization	Net book value	Gross carrying amount	Accumulated impairment and amortization	Net book value	Weighted average remaining life (years)
CR&C	$222,200	$(108,246)	$113,954	$222,200	$(98,271)	$123,929	5.8
Trademarks	57,100	(31,157)	25,943	57,100	(29,392)	27,708	8.0
Technology	170,652	(65,901)	104,751	159,458	(60,979)	98,479	12.1
Software	8,754	(7,910)	844	8,754	(5,817)	2,937	0.4
Total	$458,706	$(213,214)	$245,492	$447,512	$(194,459)	$253,053

Amortization expense for intangible assets was $9.8 million and $18.8 million for the three and six months ended June 30, 2022, respectively, and $6.4 million and $12.9 million for the three and six months ended June 30, 2021, respectively.

During the first quarter of 2022, we acquired technology to bolster our well intervention and integrity product offering, resulting in an increase in intangible assets of $11.2 million which will be amortized over a five-year life. The impact of this asset acquisition is included in “Acquisition of technology” on the condensed consolidated statements of cash flows.

15.	Goodwill

Our reporting units are either our operating segments or components of our operating segments depending on the level at which segment management oversees the business. Prior to the Merger, Legacy Expro’s reporting units included Europe and the Commonwealth of Independent States, Sub-Saharan Africa, MENA, Asia, North America and Latin America. During 2021, due to the Merger we changed our internal organization and reporting structure and as a result, our operating segments, NLA, ESSA, MENA and APAC, are also our reporting units.

The allocation of goodwill by operating segment as of June 30, 2022 and December 31, 2021 is as follows (in thousands):

NLA	$93,608
ESSA	66,283
MENA	3,331
APAC	16,681
Total	$179,903

As of June 30, 2022, we did not identify any triggering events that would represent an indicator of impairment of our goodwill. Accordingly, no impairment charges related to goodwill have been recorded during the three and six months ended June 30, 2022.

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

All obligations under the New Facility are guaranteed jointly and severally by the Company and certain of the Company’s subsidiaries incorporated in the U.S., the U.K., the Netherlands, Norway, Hungary, Australia, Cyprus, the Cayman Islands and Guernsey. Going forward, the guarantors must comprise at least 80% of the EBITDA (as defined in the New Facility) and 70% of the consolidated assets of the Company and its subsidiaries, as well as subsidiaries individually representing 5% or more of the EBITDA or assets of the group, subject to customary exceptions and exclusions. In addition, the obligations under the New Facility are secured by first priority liens on certain assets of the borrowers and guarantors, including pledges of equity interests in certain of the Company’s subsidiaries, including all of the borrowers and subsidiary guarantors, material operating bank accounts, intercompany loans receivable and, in jurisdictions where customary, including the U.S., the U.K., Australia and the Cayman Islands, substantially all of the assets and property of the borrowers and guarantors incorporated in such jurisdictions, in each case subject to customary exceptions and exclusions.

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

On July 28, 2022, the Company and the lenders increased the total commitments available for letters of credit under the New Facility by $18.0 million.

The Facility remained undrawn on a cash basis (i.e., no loans were outstanding), as of June 30, 2022 and December 31, 2021. We utilized $31.8 million and $33.4 million as of June 30, 2022 and December 31, 2021, respectively, for bonds and guarantees.

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

17.	Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties.

We entered into contractual commitments for the acquisition of property, plant and equipment totaling $45.9 million and $26.3 million as of June 30, 2022 and December 31, 2021, respectively.

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

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of June 30, 2022 and December 31, 2021. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

Amounts recognized in the unaudited condensed consolidated statements of operations in respect of the defined benefit schemes were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Amortization of prior service credit	$61	$61	$122	$122
Interest cost	(991)	(840)	(2,045)	(1,677)
Expected return on plan assets	1,375	1,150	2,803	2,331
Total	$445	$371	$880	$776

The Company contributed $1.2 million and $2.5 million for the three and six months ended June 30, 2022, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2021, respectively, to defined benefit schemes.

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

As of  June 30, 2022, the total liability related to the EDC Plan was $7.2 million and was included in “Other non-current liabilities” on the unaudited condensed consolidated balance sheet. As of June 30, 2022, the cash surrender value of life insurance policies that are held within a Rabbi Trust for the purpose of paying future executive deferred compensation benefit obligations was $10.2 million.

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

The calculation of basic and diluted loss per share attributable to Company stockholders for the three and six months ended June 30, 2022 and 2021, respectively, are as follows (in thousands, except shares outstanding and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(4,350)	$(8,381)	$(15,482)	$(28,773)
Basic and diluted weighted average number of shares outstanding	109,582,086	70,889,753	109,425,407	70,889,753
Total basic and diluted loss per share	$(0.04)	$(0.12)	$(0.14)	$(0.41)

Approximately 0.2 million and 0.4 million shares of unvested restricted stock units and stock to be issued pursuant to the ESPP have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive for the three and six months ended June 30, 2022, respectively.

Additionally, since the conditions upon which shares were issuable for our outstanding warrants and stock options were not satisfied as of June 30, 2021, assuming the balance sheet date is the end of the contingency period. Accordingly, they have not been included in determining the number of anti-dilutive shares.

20.	Related party disclosures

Our related parties consist primarily of CETS and PVD-Expro, the two companies in which we exert significant influence, and Mosing Holdings LLC, a company that is owned by various members of the Mosing family, including Erich Mosing, a member of our board of directors, and affiliates. During the three and six months ended June 30, 2022, we provided goods and services to related parties totaling $1.4 million and $2.3 million, respectively and $1.3 million and $4.0 million respectively, during the three and six months ended June 30, 2021. Additionally, we entered into various operating lease agreements to lease facilities with affiliated companies. Rent expense associated with our related party leases was $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2022.

As of June 30, 2022 and December 31, 2021 amounts receivable from the related parties were $1.3 million and $1.6 million, respectively, and amounts payable to related parties were $2.1 million and $2.1 million as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, $1.0 million of our operating lease right-of-use assets and $1.0 million of our lease liabilities were associated with related party leases. As of December 31, 2021, $1.3 million of our operating lease right-of-use assets and $1.3 million of our lease liabilities were associated with related party leases.

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

The Company recognized $0.5 million and $3.2 million of stock-based compensation expense attributable to the Management Incentive Plan (“MIP”) stock options during the three and six months ended June 30, 2022, respectively. No stock-based compensation expense attributable to the MIP stock options was recognized during the three and six months ended June 30, 2021 as the performance conditions within the stock option agreements were deemed to be improbable. Stock-based compensation expense relating to the Long-Term Incentive Plan (“LTIP”), including restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) for the three and six months ended June 30, 2022 was $3.6 million and $6.7 million, respectively. No stock-based compensation expense relating to LTIP RSUs and PRSUs was recognized during the three and six months ended June 30, 2021.

During the six months ended June 30, 2022, 745,893 RSUs were granted to employees at a grant date fair value of $17.17 per RSU.

22.	Supplemental cash flow

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$15,505	$4,079
Cash paid for interest, net	$1,999	$1,997
Change in accounts payable and accrued expenses related to capital expenditures	$3,924	$3,265

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

Well Management

Our well management offerings consist of well flow management, subsea well access and well intervention and integrity services:

•

Well flow management: We gather valuable well and reservoir data, with a particular focus on well-site safety and environmental impact. We provide global, comprehensive well flow management systems for the safe production, measurement, and sampling of hydrocarbons from a well during the exploration and appraisal phase of a new field; the flowback and clean-up of a new well prior to production; and in-line testing of a well during its production life. We also provide early production facilities to accelerate production; production enhancement packages to enhance reservoir recovery rates through the realization of production that was previously locked within the reservoir; and metering and other well surveillance technologies to monitor and measure flow and other characteristics of wells.

•

Subsea well access: With over 35 years of experience providing a wide range of fit-for-purpose subsea well access solutions, our technology aims to ensure safe well access and optimized production throughout the lifecycle of the well. We provide what we believe to be the most reliable, efficient, and cost-effective subsea well access systems for exploration and appraisal, development, intervention and abandonment, including an extensive portfolio of standard and bespoke Subsea Test Tree Assemblies, a rig-deployed Intervention Riser System and a vessel-deployed, wire through water Riserless Well Intervention System. We also provide systems integration and project management services.

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

We organize and manage our operations on a geographical basis. Our reporting structure and the key financial information used by our management team is organized around our four operating segments: (i) North and Latin America (“NLA”), (ii) Europe and Sub-Saharan Africa (“ESSA”), (iii) Middle East and North Africa (“MENA”) and (iv) Asia-Pacific (“APAC”).

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

Market Conditions and Price of Oil and Gas

The second quarter of 2022 has continued to show positive signs of recovery in the market following the impact of COVID-19 and the Russian war in Ukraine. There are a number of market factors that have had, and may continue to have, an effect on our business, including:

•	The market for energy services and our business are substantially dependent on the price of oil and, to a lesser extent, the regional price of gas, which are both driven by market supply and demand. Changes in oil and gas prices impact customer willingness to spend on exploration and appraisal, development, production and abandonment activities. The extent of the impact of a change in oil and gas prices on these activities varies extensively between geographic regions, types of customers, types of activities and the financial returns of individual projects.

•	Oil demand in 2022 is forecast to exceed 2021 as the overall economic backdrop improves with liquid demand estimated to surpass annualized 2019 levels in 2023. Brent prices remained volatile during the second quarter of 2022, with the average Brent oil price generally trending up as a result of an easing of lockdowns in China, increasing global activity and demand for travel, and continuing war-time premiums as sanctions disrupt Russian supply. In response, Organization of Petroleum Exporting Countries (“OPEC”) members announced in their June meeting a further production increase in July and August which, coupled with ongoing release of barrels from strategic petroleum reserves and the risk of an economic slowdown, is anticipated to trigger a softening in oil prices though the second half of 2022.

•

Despite the multi-year underinvestment in new reserves, we expect that operators will maintain their fiscal discipline in the near-term. However, customer spending plans are increasingly visible and a further increase in activity levels is expected by Expro and other energy services companies.

•	While increases in activity are not expected to be uniform across geo-markets or type of activity, international and deepwater activity is expected to continue to improve throughout 2022 and into 2023. We also expect that the demand for services related to brownfield and production enhancement and infield development programs will also show increased demand.

•

The clean energy transition continues to gain momentum. Hydrocarbons, however, will continue to play a vital role in the transition towards more sustainable energy resources, and the existing expertise and future innovation within the energy services sector, both to reduce emissions and enhance efficiency, will be critical. We are already active in the early-stage carbon capture and storage segment and have expertise and established operations within the geothermal and flare reduction segments. We continue to develop technologies to enhance the sustainability of our customers’ operations which, along with our digital transformation initiatives, are expected to enable us to continue to support our customers’ commercial and environmental initiatives. As the industry changes, we continue to evolve our approach to adapt and help our customers address the critical energy transition.

•

Increased expectations of host countries in regard to local content is another multi-year trend that gained additional momentum in recent years. Our commitment to developing local capabilities and in-country personnel has reduced our dependence on international staff and also allowed us to mitigate some of the operational challenges associated with travel restrictions related to COVID-19. These efforts have enabled us to continue to service our customers in their ongoing operations throughout the pandemic.

Outlook

Demand continues to improve in the face of volatile oil prices, and activity in 2022 is forecast to be higher than in 2021, with oil demand forecast to return to pre-pandemic levels in late 2022 or 2023.

The U.S. Energy Information Administration (“EIA”) estimates that global liquid fuels consumption will grow to 99.6 million barrels per day (“b/d”) in 2022, up from 97.4 million b/d in 2021, rising to 101.6 million b/d in 2023 (which would surpass 2019 levels of 100.8 million b/d). Counterbalancing consumption growth, the EIA expects continuing production increases from OPEC to average 29.1 million b/d in the second half of 2022 (up 0.8 million b/d from the first half of 2022 and 2.8 million b/d from 2021) and an acceleration in U.S. oil production in 2022 (rising to 11.9 million b/d in 2022 and 13.0 million b/d in 2023, the highest annual average U.S. crude oil production on record). Those production increases, along with other supply increases, are expected to outpace global oil consumption growth and contribute to declining oil prices in the medium-term. The EIA forecasts Brent crude oil spot prices to average $104 per barrel in 2022 and $93.7 per barrel in 2023, compared to an average $71 per barrel in 2021.

In addition to the improving oil market outlook, global natural gas demand continues to increase due to a combination of rising economic activity, energy security concerns in Europe, lower inventory in storage, and strong demand for liquified natural gas (“LNG”) in Europe to replace Russian pipeline gas.

The EIA expects Henry Hub spot prices to further increase to an average $5.94 per million British thermal unit (“MMBtu”) in the third quarter of 2022, $6.02/MMBtu for all of 2022 and $4.76/MMBtu in 2023 as U.S. gas production recovers. Rystad forecasts the European and Asian LNG spot price to trade at approximately $28.9/MMBtu in 2022, maintaining the higher rates achieved in 2021 with slight downward pricing pressure expected in 2023 as new supplies to Europe materialize and LNG production ramps up.

The outlook for the second half of 2022 indicates a continuing recovery in exploration and production expenditures, at different rates in individual countries, with strong growth maintained in shale / tight oil led by the U.S. land markets, increasing offshore activity driven by Latin America and deepwater exploration in Africa, and significant investments in incremental capacity in the Middle East, including Saudi Arabia and Qatar, in order to offset the decline in Russian gas supply.

As a result, we expect demand for our services and solutions to continue to trend positively throughout 2022 and into 2023.

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

Executive Overview

Three months ended June 30, 2022 compared to three months ended March 31, 2022

Certain highlights of our financial results and other key developments include:

•	Revenue for the three months ended June 30, 2022 increased by $33.1 million, or 11.8%, to $313.6 million, compared to $280.5 million for the three months ended March 31, 2022. The increase in revenue was driven by higher activity across NLA, ESSA and APAC, partially offset by a decrease in activity in MENA. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•	We reported a net loss for the three months ended June 30, 2022 of $4.4 million, compared to a net loss of $11.1 million for the three months ended March 31, 2022. The overall decrease in net loss was primarily due to a combination of sequentially higher revenue, a more favorable product mix and lower merger and integration expense, partially offset by higher income tax expense of $5.1 million.

•	Adjusted EBITDA for the three months ended June 30, 2022 increased by $14.3 million, or 38.7%, to $51.1 million from $36.8 million for the three months ended March 31, 2022. The increase is primarily attributable to higher activity during the three months ended June 30, 2022. Adjusted EBITDA margin increased to 16.3% during the three months ended June 30, 2022, as compared to 13.1% during the three months ended March 31, 2022, due to a more favorable product mix and lower support cost as a result of merger related synergies.

•

Net cash provided by operating activities for the three months ended June 30, 2022 was $2.1 million, compared to net cash used in operating activities of $14.2 million for the three months ended March 31, 2022, primarily reflecting improvement in operating results and lower integration costs, partially offset by an increase in working capital. Adjusted Cash Flow from Operations and Cash Conversion for the three months ended June 30, 2022 was $9.6 million and 19%, respectively, compared to $(1.4) million and (4)%, respectively, for the three months ended March 31, 2022. The buildup in working capital in the first half of 2022 is consistent with historical patterns and is expected to reverse in the second half of the year. Consequently, Adjusted Cash Flow from Operations is expected to improve in the second half of 2022.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Certain highlights of our financial results and other key developments include:

•	Revenue for the six months ended June 30, 2022 increased by $261.6 million, or 78.7%, to $594.1 million, compared to $332.5 million for the six months ended June 30, 2021. Of the total increase, $233.2 million is attributable to the Merger with the addition of well construction revenue during the six months ended June 30, 2022. The remaining increase in revenue was driven by higher well management revenue. We have observed higher activity across all our geography-based operating segments. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•	We reported a net loss for the six months ended June 30, 2022 of $15.5 million, compared to a net loss of $28.8 million for the six months ended June 30, 2021. The overall decrease in net loss was primarily driven by increased revenue due to a combination of the impact of the Merger and higher activity during the six months ended June 30, 2022, partially offset by an increase in depreciation of $16.3 million, an increase in stock-based compensation expense of $10.2 million and higher tax expense of $10.9 million.

•	Adjusted EBITDA for the six months ended June 30, 2022 increased by $43.9 million, or 99.7%, to $87.9 million from $44.0 million for the six months ended June 30, 2021. The overall increase in Adjusted EBITDA was due to a combination of the impact of the Merger and higher activity during the six months ended June 30, 2022. Adjusted EBITDA margin increased to 14.8% during the six months ended June 30, 2022, as compared to 13.2% during the six months ended June 30, 2021, due to favorable product mix and lower support cost as a result of merger related synergies.

•

Net cash used in operating activities for the six months ended June 30, 2022 was $12.1 million, compared to net cash provided by operating activities of $2.4 million for the six months ended June 30, 2021. The increase in net cash used in operating activities was primarily due to an increase in working capital and higher tax, merger, integration and severance payments during the current period as compared to the prior year period. Adjusted Cash Flow from Operations and Cash Conversion for the six months ended June 30, 2022 was $8.1 million and 9%, respectively, compared to $12.8 million and 29%, respectively, for the six months ended June 30, 2021.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the three and six months presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Net loss	$(4,350)	$(11,132)	$(15,482)	$(28,773)

Income tax expense	$9,596	$4,549	$14,145	$3,272
Depreciation and amortization expense	35,392	35,012	70,404	54,149
Merger and integration expense	2,270	4,725	6,995	9,526
Severance and other expense	678	1,494	2,172	2,192
Other income, net (1)	(244)	(996)	(1,240)	(626)
Stock-based compensation expense	4,230	6,018	10,248	-
Foreign exchange loss (gain)	5,244	(2,816)	2,428	1,060
Interest and finance (income) expense, net	(1,712)	(13)	(1,725)	3,231
Adjusted EBITDA	$51,104	$36,841	$87,945	$44,031

Adjusted EBITDA Margin	16.3%	13.1%	14.8%	13.2%

(1)

Other income, net, is comprised of immaterial, unusual or infrequently occurring transactions which, in management’s view, do not provide useful measures of the underlying operating performance of the business.

The following table provides a reconciliation of net cash (used in) provided by operating activities to Adjusted Cash Flow from Operations for each of the three and six months presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Net cash (used in) provided by operating activities	$2,055	$(14,162)	$(12,107)	$2,395
Cash paid for interest, net	1,096	903	1,999	1,997
Cash paid for merger and integration expense	5,837	11,632	17,469	6,178
Cash paid for severance and other expense	565	207	772	2,194
Adjusted Cash Flow from Operations	$9,553	$(1,420)	$8,133	$12,764

Adjusted EBITDA	$51,104	$36,841	$87,945	$44,031

Cash Conversion	19%	(4)%	9%	29%

Results of Operations

Operating Segment Results

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the three months ended June 30, 2022 and March 31, 2022:

	Three Months Ended		Percentage
(in thousands)	June 30, 2022	March 31, 2022	June 30, 2022	March 31, 2022
NLA	$129,694	$103,861	41.4%	37.0%
ESSA	90,118	82,071	28.7%	29.3%
MENA	45,363	50,715	14.5%	18.1%
APAC	48,449	43,830	15.4%	15.6%
Total Revenue	$313,624	$280,477	100.0%	100.0%

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended		Percentage
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
NLA	$233,555	$60,993	39.3%	18.3%
ESSA	172,189	118,807	29.0%	35.7%
MENA	96,078	83,640	16.2%	25.2%
APAC	92,279	69,106	15.5%	20.8%
Total Revenue	$594,101	$332,546	100.0%	100.0%

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to income (loss) before income taxes for the three months ended June 30, 2022 and March 31, 2022:

	Three Months Ended		Segment EBITDA Margin
(in thousands)	June 30, 2022	March 31, 2022	June 30, 2022	March 31, 2022
NLA	$38,513	$21,827	29.7%	21.0%
ESSA	14,868	11,874	16.5%	14.5%
MENA	13,750	15,465	30.3%	30.5%
APAC	4,356	5,438	9.0%	12.4%
Total Segment EBITDA	71,487	54,604
Corporate costs (1)	(22,812)	(21,965)
Equity in income of joint ventures	2,429	4,202
Depreciation and amortization expense	(35,392)	(35,012)
Merger and integration expense	(2,270)	(4,725)
Severance and other expense	(678)	(1,494)
Stock-based compensation expense	(4,230)	(6,018)
Foreign exchange (loss) gain	(5,244)	2,816
Other income, net	244	996
Interest and finance income, net	1,712	13
Income (loss) before income taxes	$5,246	$(6,583)

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to loss before income taxes for the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended		Segment EBITDA Margin
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
NLA	$60,340	$5,783	25.8%	9.5%
ESSA	26,742	15,681	15.5%	13.2%
MENA	29,215	29,137	30.4%	34.8%
APAC	9,794	13,483	10.6%	19.5%
Total Segment EBITDA	126,091	64,084
Corporate costs (1)	(44,777)	(28,102)
Equity in income of joint ventures	6,631	8,049
Depreciation and amortization expense	(70,404)	(54,149)
Merger and integration expense	(6,995)	(9,526)
Severance and other expense	(2,172)	(2,192)
Stock-based compensation expense	(10,248)	-
Foreign exchange loss	(2,428)	(1,060)
Other income, net	1,240	626
Interest and finance income (expense), net	1,725	(3,231)
Loss before income taxes	$(1,337)	$(25,501)

(1)

Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

Three months ended June 30, 2022 compared to three months ended March 31, 2022

NLA

Revenue for the NLA segment was $129.7 million for the three months ended June 30, 2022, an increase of $25.8 million, or 24.9%, compared to $103.9 million for the three months ended March 31, 2022. The increase was primarily due to higher revenues across all our product lines during the current quarter, with a significant increase in well flow management revenue in Mexico and higher well construction revenue in the U.S. and Guyana driven by higher customer activities during the current quarter.

Segment EBITDA for the NLA segment was $38.5 million, or 29.7% of revenues, during the three months ended June 30, 2022, compared to $21.8 million or 21.0% of revenues during the three months ended March 31, 2022. The increase of $16.7 million in Segment EBITDA and improvement in Segment EBITDA margin was attributable to higher activity and a more favorable activity mix during the three months ended June 30, 2022.

ESSA

Revenue for the ESSA segment was $90.1 million for the three months ended June 30, 2022, an increase of $8.0 million, or 9.8%, compared to $82.1 million for the three months ended March 31, 2022. The increase in revenues was primarily driven by higher well flow management revenue in Angola and Congo and higher well construction revenue in the United Kingdom due to increased customer activities. The increase in revenues was partially offset by lower well intervention and integrity revenue in Norway and Western Europe.

Segment EBITDA for the ESSA segment was $14.9 million, or 16.5% of revenues, for the three months ended June 30, 2022, an increase of $3.0 million, or 25.2%, compared to $11.9 million, or 14.5% of revenues, for the three months ended March 31, 2022. The increase of $3.0 million was primarily attributable to higher activity levels and a more favorable activity mix during the three months ended June 30, 2022.

MENA

Revenue for the MENA segment was $45.4 million for the three months ended June 30, 2022, a decrease of $5.3 million, or 10.6%, compared to $50.7 million for the three months ended March 31, 2022. The decrease in revenue was driven by lower equipment sales related to well flow management in Saudi Arabia and the United Arab Emirates, partially offset by increased well flow management activities in Algeria.

Segment EBITDA for the MENA segment was $13.8 million, or 30.3% of revenues, for the three months ended June 30, 2022, a reduction of $1.7 million, or 11.1%, compared to $15.5 million, or 30.5% of revenues, for the three months ended March 31, 2022. The reduction in Segment EBITDA was primarily due to lower activity.

APAC

Revenue for the APAC segment was $48.4 million for the three months ended June 30, 2022, an increase of $4.6 million, or 10.5%, compared to $43.8 million for the three months ended March 31, 2022. The increase in revenue was primarily due to higher subsea well access revenue in Australia and Brunei and higher well construction revenue in Japan. The increase in revenue was partially offset by lower well flow management revenue in Thailand and India.

Segment EBITDA for the APAC segment was $4.4 million, or 9.0% of revenues, for the three months ended June 30, 2022, a decrease of $1.0 million, or 19.9%, compared to $5.4 million, or 12.4% of revenues, for the three months ended March 31, 2022. The reduction in Segment EBITDA despite the increase in revenues was primarily due to additional mobilization and commissioning costs incurred during the quarter as well as lower activity on higher margin contracts.

Merger and integration expense

Merger and integration expense for the three months ended June 30, 2022 decreased by $2.4 million, to $2.3 million as compared to $4.7 million for the three months ended March 31, 2022. The decrease was primarily attributable to lower legal and other professional fees related to the Merger incurred during the three months ended June 30, 2022 as compared to the three months ended March 31, 2022.

Stock-based compensation expense

Stock-based compensation expense for the three months ended June 30, 2022 decreased by $1.8 million, to $4.2 million as compared to $6.0 million for the three months ended March 31, 2022. The decrease was primarily driven by lower costs associated with the Legacy Expro stock options as a majority of the awards fully vested during the first quarter.

Income tax expense

Income tax expense for the three months ended June 30, 2022 increased by $5.1 million to $9.6 million from $4.5 million for the three months ended March 31, 2022, primarily due to changes in the mix of taxable profits between jurisdictions, in particular increased taxable profits in Latin America, deferred tax credits recognized during the three months ended March 31, 2022, particularly in APAC, that did not recur during the three months ended June 30, 2022, and deferred tax charges recognized during the three months ended June 30, 2022, primarily in MENA.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

NLA

Revenue for the NLA segment was $233.6 million for the six months ended June 30, 2022, an increase of $172.6 million, or 282.9%, compared to $61.0 million for the six months ended June 30, 2021. Of the total increase of $172.6 million, $152.8 million was attributable to the Merger, reflecting well construction revenue during the six months ended June 30, 2022. The remaining increase of $19.8 million was attributable to the higher well intervention and integrity revenue in Argentina and Brazil and higher well flow management revenue in the U.S. and Brazil during the six months ended June 30, 2022.

Segment EBITDA for the NLA segment was $60.3 million, or 25.8% of revenues, during the six months ended June 30, 2022, compared to $5.8 million or 9.5% of revenues during the six months ended June 30, 2021, an increase of $54.5 million. The increase was primarily attributable to a combination of the impact of the Merger and higher activities during the six months ended June 30, 2022. Further, the Segment EBITDA margin increase was due to higher fall-through from increased activity, more favorable activity mix and lower support costs as a result of merger related synergies.

ESSA

Revenue for the ESSA segment was $172.2 million for the six months ended June 30, 2022, an increase of $53.4 million, or 44.9%, compared to $118.8 million for the six months ended June 30, 2021. The increase was primarily attributable to the Merger, which contributed to an increase of $52.5 million, reflecting well construction revenue during the six months ended June 30, 2022.

Segment EBITDA for the ESSA segment was $26.7 million, or 15.5% of revenues, during the six months ended June 30, 2022, compared to $15.7 million or 13.2% of revenues during the six months ended June 30, 2021, an increase of $11.0 million due to a combination of the impact of the Merger and higher activities during the six months ended June 30, 2022. The increase in Segment EBITDA margin was primarily due to a more favorable activity mix.

MENA

Revenue for the MENA segment was $96.1 million for the six months ended June 30, 2022, an increase of $12.5 million, or 14.9%, compared to $83.6 million for the six months ended June 30, 2021. Of the total increase of $12.5 million for the six months ended June 30, 2022, $12.0 million was attributable to the Merger with the addition of well construction revenue during the period, and the remaining increase was primarily driven by equipment sales related to well flow management in the United Arab Emirates and Saudi Arabia.

Segment EBITDA for the MENA segment was $29.2 million, or 30.4% of revenues, during the six months ended June 30, 2022, compared to $29.1 million or 34.8% of revenues during the six months ended June 30, 2021. The reduction in Segment EBITDA margin was primarily due to lower activity on higher margin contracts and a less favorable activity mix.

APAC

Revenue for the APAC segment was $92.3 million for the six months ended June 30, 2022, an increase of $23.2 million, or 33.5%, compared to $69.1 million for the six months ended June 30, 2021. Of the total increase of $23.2 million for the six months ended June 30, 2022, $16.0 million was attributable to the Merger with the addition of well construction revenue during the period, and the remaining increase was primarily attributable to higher subsea well access and well flow management revenue in Australia, Brunei and Malaysia.

Segment EBITDA for the APAC segment was $9.8 million, or 10.6% of revenues, during the six months ended June 30, 2022, compared to $13.5 million or 19.5% of revenues during the six months ended June 30, 2021. The reduction in Segment EBITDA and Segment EBITDA margin was primarily due to lower activity on higher margin contracts and a less favorable activity mix.

Stock-based compensation expense

Stock-based compensation expense for the six months ended June 30, 2022 was $10.2 million. No stock-based compensation expense was recognized during the six months ended June 30, 2021. The expense for the current period primarily relates to our Long-Term Incentive Plan which was not present during the six months ended June 30, 2021. Additionally, the current period also includes expense related to stock options under the Legacy Expro’s Management Incentive Plan (“MIP”). No expense was recognized under the MIP during the six months ended June 30, 2021, as the performance conditions within the stock option agreements were deemed to be improbable.

Liquidity and Capital Resources

Liquidity

Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. As of June 30, 2022, total available liquidity was $309.4 million, including cash and cash equivalents and restricted cash of $179.4 million and $130.0 million available for borrowings under our New Facility. Our primary sources of liquidity have been cash flows from operations. Our primary uses of capital have been for capital expenditures and acquisitions. We monitor potential capital sources, including equity and debt financing, in order to meet our investment and liquidity requirements.

Our total capital expenditures are estimated to range between $60 million and $70 million for the remainder of 2022. Our total capital expenditures were $31.5 million for the six months ended June 30, 2022, of which approximately 90% were used for the purchase and manufacture of equipment to directly support customer-related activities and approximately 10% for other property, plant and equipment, inclusive of software costs. In addition, we used $8.0 million of cash during the first six months to acquire technology to enhance our well intervention and integrity business. Total capital expenditures were $37.6 million for the six months ended June 30, 2021, which were generally used for equipment required to provide services in connection with awarded contracts. We continue to focus on preserving and protecting our strong balance sheet, optimizing utilization of our existing assets and, where practical, limiting new capital expenditures.

On June 16, 2022, our Board of Directors (the “Board”) approved a new stock repurchase program, under which we are authorized to acquire up to $50.0 million of our outstanding common stock through November 24, 2023 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we may repurchase shares of our common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will be utilized at management’s discretion and in accordance with U.S. federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate us to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. During the second quarter of 2022, we repurchased 1.1 million shares at an average price of $11.81 per share, for a total cost of $13.0 million under this $50.0 million program.

Credit Facility

Revolving Credit Facility

On October 1, 2021, in connection with the closing of the Merger, we entered into a new revolving credit facility (the “New Facility”) with DNB Bank ASA, London Branch, as agent (the “Agent”), with total commitments of $200.0 million, of which $130.0 million is available for drawdowns as loans and $70.0 million is available for letters of credit. Subject to the terms of the New Facility, we have the ability to increase the commitments to $250.0 million. Proceeds of the New Facility may be used for general corporate and working capital purposes.

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

On July 28, 2022, the Company and the lenders increased the total commitments available for letters of credit under the New Facility by $18.0 million.

Please see Note 16 “Interest bearing loans” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Cash flow from operating, investing and financing activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021
Net cash (used in) provided by operating activities	$(12,107)	$2,395
Net cash used in investing activities	(24,745)	(37,644)
Net cash used in financing activities	(20,202)	(980)
Effect of exchange rate changes on cash activities	(3,382)	(173)
Net decrease to cash and cash equivalents and restricted cash	$(60,436)	$(36,402)

Analysis of cash flow changes between the six months ended June 30, 2022 and June 30, 2021

Net cash (used in) provided by operating activities

Net cash used in operating activities was $12.1 million during the six months ended June 30, 2022 as compared to net cash provided by operating activities of $2.4 million during the six months ended June 30, 2021. The increase in net cash used in operating activities of $14.5 million for the six months ended June 30, 2022 was primarily due to an increase in net working capital of $42.1 million, higher tax payments of $11.4 million and higher payments for merger and integration and severance expenses of $9.9 million, partially offset by an increase in Adjusted EBITDA of $43.9 million for the six months ended June 30, 2022.

Adjusted cash flows from operation during the six months ended June 30, 2022 was $8.1 million as compared to adjusted cash flows from operation of $12.8 million during the six months ended June 30, 2021. Our primary uses of cash from operating activities were capital expenditures and funding obligations related to our financing arrangements.

Net cash used in investing activities

Net cash used in investing activities was $24.7 million during the six months ended June 30, 2022 as compared to $37.6 million during the six months ended June 30, 2021, a decrease of $12.9 million. Our principal recurring investing activity is our capital expenditures. The decrease in net cash used in investing activities was primarily due to proceeds from sale / maturity of investments of $8.2 million, proceeds from disposal of assets of $6.6 million and reduction in capital expenditures of $6.1 million for the six months ended June 30, 2022, partially offset by an acquisition of technology for $8.0 million.

Net cash used in financing activities

Net cash used in financing activities was $20.2 million during the six months ended June 30, 2022 as compared to $1.0 million during the six months ended June 30, 2021. The increase of $19.2 million in cash used in financing activities is primarily due to repurchase of common stock of $12.3 million, payments of payroll withholding taxes on stock-based compensation plans of $4.3 million and financed insurance premium of $2.8 million during the six months ended June 30, 2022.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals and our current expectations with respect to, among other things:

●	our business strategy and prospects for growth;
●	post-Merger integration;
●	our cash flows and liquidity;
●	our financial strategy, budget, projections and operating results;
●	the amount and timing of any future share repurchases;
●	the amount, nature and timing of capital expenditures;
●	the availability and terms of capital;
●	the exploration, development and production activities of our customers;
●	the market for our existing and future products and services;
●	competition and government regulations; and
●	general economic and political conditions, including political tensions, conflicts and war (such as the ongoing conflict in Ukraine).

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
●

political, economic and regulatory uncertainties in our international operations, including the impact of actions taken by OPEC and certain non-OPEC nations with respect to production levels and the effects thereof;

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the three months covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.

b)	Change in Internal Control Over Financial Reporting

Except as described below, the Company’s management, has determined that there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three months covered by this quarterly report.

As described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, the Merger was completed on October 1, 2021, and represented a change in internal control over financial reporting. Management continues to consolidate and integrate the Company’s system of controls. The processes and controls for significant areas including business combinations, intangibles and goodwill valuations, income taxes, treasury, consolidations and the preparation of financial statements and related disclosures, and entity level controls have been substantially impacted by the ongoing integration activities. The primary changes in these areas are related to the consolidation of process owner leadership and control owners, and where required, the modification of inputs, processes and associated systems. For all areas of change noted, management believes the control design and implementation thereof are being appropriately modified to address underlying risks. The above ongoing integration activities to the Company’s internal control over financial reporting are reasonably likely to materially affect its internal control over financial reporting in 2022.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of June 30, 2022 or December 31, 2021. Company management believes the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

We have been conducting, and the combined company will continue to conduct, an internal investigation of the operations of certain of our foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), our policies and other applicable laws. In June 2016, we voluntarily disclosed the existence of our extensive internal review to the SEC, the U.S. Department of Justice (“DOJ”) and other governmental entities. It is our intent to continue to fully cooperate with these agencies and any other applicable authorities in connection with any further investigation that may be conducted in connection with this matter. While the review has not indicated that there has been any material impact on our previously filed financial statements, we have continued to collect information and cooperate with the authorities.

As disclosed above, the investigation into possible violations of the FCPA remains ongoing, and we will continue to cooperate with the SEC, DOJ and other relevant governmental entities in connection therewith. At this time, we are unable to predict the ultimate resolution of these matters with these agencies, including any financial impact to the Company. Our Board and management are committed to continuously enhancing our internal controls that support improved compliance and transparency throughout our global operations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of repurchases of Company Common Stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
April 1 - April 30	--	$--	--	$50,000,000
May 1 - May 31	--	$--	--	$50,000,000
June 1 - June 30	1,100,000	$11.81	1,100,000	$37,004,400
Total	1,100,000	$11.81	1,100,000

1) This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. We administer cashless settlements and do not repurchase stock in connection with cashless settlements.

2) Our Board authorized a program to repurchase our common stock from time to time. Approximately $37.0 million remained authorized for repurchases as of June 30, 2022, subject to the limitation set in our shareholder authorization for repurchases of our common stock, which is currently 10% of the common stock outstanding as of March 21, 2022.

Item 6.       Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Deed of Amendment to Articles of Association of Expro Group Holdings N.V., dated October 1, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).
*10.1	Form of Director Confidentiality Agreement.
*10.2	Incremental Facility Notice, dated July 21, 2022, to the Revolving Facility Agreement by and among, inter alios, Expro Group Holdings N.V., as parent, the borrowers and guarantor party thereto, and DNB Bank ASA, London Branch as agent.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.1

The following materials from Expro Group Holdings N.V.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*      Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRO GROUP HOLDINGS N.V.

Date:	August 4, 2022	By:	/s/ Quinn P. Fanning
Quinn P. Fanning
Chief Financial Officer
(Principal Financial Officer)