Form 10-Q
period 2022-09-30
EXPRO GROUP HOLDINGS N.V.
filed 2022-11-03
CIK 1575828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 108,742,450 shares of common stock, €0.06 nominal value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Expro Group Holdings N.V.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Total revenue	$334,351	$197,547	$928,452	$530,093
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization expense	(283,695)	(164,004)	(779,808)	(448,792)
General and administrative expense, excluding depreciation and amortization expense	(18,593)	(6,100)	(47,943)	(18,936)
Depreciation and amortization expense	(34,825)	(25,605)	(105,229)	(79,754)
Merger and integration expense	(1,629)	(9,617)	(8,624)	(19,143)
Severance and other expense	(3,242)	(3,905)	(5,414)	(6,097)
Total operating cost and expenses	(341,984)	(209,231)	(947,018)	(572,722)
Operating loss	(7,633)	(11,684)	(18,566)	(42,629)
Other income, net	432	685	1,672	1,311
Interest and finance income (expense), net	1,502	678	3,227	(2,553)
Loss before taxes and equity in income of joint ventures	(5,699)	(10,321)	(13,667)	(43,871)
Equity in income of joint ventures	3,510	3,459	10,141	11,508
Loss before income taxes	(2,189)	(6,862)	(3,526)	(32,363)
Income tax expense	(15,405)	(5,051)	(29,550)	(8,323)
Net loss	$(17,594)	$(11,913)	$(33,076)	$(40,686)

Loss per common share:
Basic and diluted	$(0.16)	$(0.17)	$(0.30)	$(0.57)
Weighted average common shares outstanding:
Basic and diluted	108,708,651	70,889,753	109,183,863	70,889,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(17,594)	$(11,913)	$(33,076)	$(40,686)
Other comprehensive loss:
Amortization of prior service credit	(61)	(61)	(183)	(183)
Other comprehensive loss	(61)	(61)	(183)	(183)
Comprehensive loss	$(17,655)	$(11,974)	$(33,259)	$(40,869)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$153,686	$235,390
Restricted cash	3,028	4,457
Accounts receivable, net	421,405	319,286
Inventories	135,725	125,116
Assets held for sale	-	6,386
Income tax receivables	24,264	20,561
Other current assets	52,498	52,938
Total current assets	790,606	764,134

Property, plant and equipment, net	448,555	478,580
Investments in joint ventures	64,745	57,604
Intangible assets, net	236,363	253,053
Goodwill	220,980	179,903
Operating lease right-of-use assets	75,678	83,372
Non-current accounts receivable, net	10,195	11,531
Other non-current assets	7,164	26,461
Total assets	$1,854,286	$1,854,638

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$240,280	$213,152
Income tax liabilities	41,170	22,999
Finance lease liabilities	1,006	1,147
Operating lease liabilities	18,155	19,695
Other current liabilities	81,478	74,213
Total current liabilities	382,089	331,206

Deferred tax liabilities, net	28,574	31,744
Post-retirement benefits	19,813	29,120
Non-current finance lease liabilities	13,258	15,772
Non-current operating lease liabilities	61,969	73,688
Other non-current liabilities	86,449	75,537
Total liabilities	592,152	557,067

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, €0.06 nominal value, 200,000,000 shares authorized, 110,707,779 and 109,697,040 shares issued and 108,742,450 and 109,142,925 shares outstanding	7,911	7,844
Treasury stock (at cost) 1,965,329 and 554,115 shares	(40,850)	(22,785)
Additional paid-in capital	1,843,602	1,827,782
Accumulated other comprehensive income	20,175	20,358
Accumulated deficit	(568,704)	(535,628)
Total stockholders’ equity	1,262,134	1,297,571
Total liabilities and stockholders’ equity	$1,854,286	$1,854,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(33,076)	$(40,686)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	105,229	79,754
Equity in income of joint ventures	(10,141)	(11,508)
Stock-based compensation expense	14,932	-
Change in fair value of investments	1,199	-
Elimination of unrealized profit on sales to joint ventures	-	118
Deferred taxes	(3,171)	278
Unrealized foreign exchange	6,544	1,331
Changes in assets and liabilities:
Accounts receivable, net	(105,814)	(38,138)
Inventories	(8,044)	(498)
Other assets	(1,289)	3,260
Accounts payable and accrued liabilities	18,792	24,793
Other liabilities	(2,154)	(7,084)
Income taxes, net	11,884	(3,888)
Other	(10,650)	(8,202)
Dividends from joint ventures	2,985	924
Net cash (used in) provided by operating activities	(12,774)	454

Cash flows from investing activities:
Capital expenditures	(50,606)	(53,463)
Acquisition of technology	(7,967)	-
Proceeds from disposal of assets	6,579	-
Proceeds from sale / maturity of investments	11,386	-
Net cash used in investing activities	(40,608)	(53,463)

Cash flows from financing activities:
(Cash pledged for) release of collateral deposits	(131)	122
Payments of loan issuance and other transaction costs	(132)	(452)
Acquisition of common stock	(12,996)	-
Payment of withholding taxes on stock-based compensation plans	(4,145)	-
Repayment of financed insurance premium	(5,074)	-
Repayments of finance leases	(855)	(871)
Net cash used in financing activities	(23,333)	(1,201)

Effect of exchange rate changes on cash and cash equivalents	(6,418)	(627)
Net decrease to cash and cash equivalents and restricted cash	(83,133)	(54,837)
Cash and cash equivalents and restricted cash at beginning of period	239,847	120,709
Cash and cash equivalents and restricted cash at end of period	$156,714	$65,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Nine Months Ended September 30, 2021
						Accumulated
					Additional	other		Total
	Common			Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Warrants	Stock	capital	loss	deficit	equity
Balance at January 1, 2021	70,890	$585	$10,530	$-	$1,006,100	$(1,494)	$(403,737)	$611,984
Net loss	-	-	-	-	-	-	(20,392)	(20,392)
Other comprehensive loss	-	-	-	-	-	(61)	-	(61)
Balance at March 31, 2021	70,890	$585	$10,530	$-	$1,006,100	$(1,555)	$(424,129)	$591,531
Net loss	-	-	-	-	-	-	(8,381)	(8,381)
Other comprehensive loss	-	-	-	-	-	(61)	-	(61)
Balance at June 30, 2021	70,890	$585	$10,530	$-	$1,006,100	$(1,616)	$(432,510)	$583,089
Net loss	-	-	-	-	-	-	(11,913)	(11,913)
Other comprehensive loss	-	-	-	-	-	(61)	-	(61)
Balance at September 30, 2021	70,890	$585	$10,530	$-	$1,006,100	$(1,677)	$(444,423)	$571,115

	Nine Months Ended September 30, 2022
						Accumulated
					Additional	other		Total
	Common			Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Warrants	Stock	capital	income	deficit	equity
Balance at January 1, 2022	109,143	$7,844	$-	$(22,785)	$1,827,782	$20,358	$(535,628)	$1,297,571
Net loss	-	-	-	-	-	-	(11,132)	(11,132)
Other comprehensive loss	-	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	-	6,018	-	-	6,018
Common stock issued upon vesting of share-based awards	336	24	-	-	378	-	-	402
Common stock withheld	(100)	-	-	(1,506)	-	-	-	(1,506)
Balance at March 31, 2022	109,379	$7,868	$-	$(24,291)	$1,834,178	$20,297	$(546,760)	$1,291,292
Net loss	-	-	-	-	-	-	(4,350)	(4,350)
Other comprehensive loss	-	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	-	4,230	-	-	4,230
Common stock issued upon vesting of share-based awards	542	35	-	-	(35)	-	-	-
Acquisition of common stock	(1,100)	-	-	(12,995)	-	-	-	(12,995)
Common stock withheld	(184)	-	-	(3,187)	-	-	-	(3,187)
Balance at June 30, 2022	108,637	$7,903	$-	$(40,473)	$1,838,373	$20,236	$(551,110)	$1,274,929
Net loss	-	-	-	-	-	-	(17,594)	(17,594)
Other comprehensive loss	-	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	-	4,684	-	-	4,684
Common stock issued upon vesting of share-based awards	132	8	-	-	545	-	-	553
Common stock withheld	(27)	-	-	(377)	-	-	-	(377)
Balance at September 30, 2022	108,742	$7,911	$-	$(40,850)	$1,843,602	$20,175	$(568,704)	$1,262,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Business description

With roots dating to 1938, Expro Group Holdings N.V. (the “Company,” “Expro,” “we,” “our” or “us”) is a global provider of energy services with operations in approximately 60 countries. The Company’s portfolio of capabilities includes products and services related to well construction, well flow management, subsea well access, and well intervention and integrity which enhance production and improve recovery across the well lifecycle, from exploration through abandonment.

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

On June 16, 2022, the Company’s Board of Directors (the “Board”) approved a new stock repurchase program, under which the Company is authorized to acquire up to $50.0 million of its outstanding common stock through November 24, 2023 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. The Company has repurchased a total of 1.1 million shares at an average price of $11.81 per share, for a total cost of $13.0 million as of September 30, 2022 under the Stock Repurchase Program.

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

In the opinion of management, these unaudited condensed consolidated financial statements, which are prepared in accordance with the rules of the SEC and U.S. GAAP for interim financial reporting, included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2022, the results of our operations for the three and nine months ended September 30, 2022 and 2021, and our cash flows for the nine months ended September 30, 2022 and 2021. Such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period.

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

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the allocation of the merger consideration exchanged to the fair value of identifiable tangible and intangible assets acquired and liabilities assumed as of the Closing Date, with the recording of goodwill for the excess of the consideration transferred over the net aggregate fair value of the identifiable assets acquired and liabilities assumed (in thousands):

	Initial allocation of the consideration	Measurement period adjustments	Allocation of consideration as of September 30, 2022
Cash and cash equivalents	$187,178	$-	$187,178
Restricted cash	2,561	-	2,561
Accounts receivables, net	112,234	(1,020)	111,214
Inventories	69,567	(109)	69,458
Assets held for sale	10,061	-	10,061
Income tax receivables	2,030	-	2,030
Other current assets	23,908	(862)	23,046
Property, plant and equipment	212,639	(2,479)	210,160
Goodwill	154,399	41,077	195,476
Intangible assets	104,791	-	104,791
Operating lease right-of-use assets	27,406	-	27,406
Other assets	20,494	(70)	20,424
Total assets	927,268	36,537	963,804
Accounts payable and accrued liabilities	81,959	3,876	85,835
Operating lease liabilities	8,344	-	8,344
Current income tax liabilities	8,932	9,862	18,794
Other current liabilities	19,918	12,108	32,026
Deferred tax liabilities	5,673	-	5,673
Non-current operating lease liabilities	19,607	-	19,607
Other non-current liabilities	40,553	10,691	51,244
Total Liabilities	184,986	36,537	221,523

Total Merger Consideration Exchanged	$742,282	$(0)	$742,281

The preliminary valuation of the assets acquired and liabilities assumed, including other current liabilities, in the Merger initially resulted in goodwill of $154.4 million. During the third quarter of 2022, the Company finalized the valuation and recorded measurement period adjustments to its preliminary estimates due to additional information received primarily related to accounts payable and accrued liabilities, other current liabilities (please see Note 17 “Commitments and contingencies” for additional information), other non-current liabilities and income taxes. The measurement period adjustments resulted in an increase in goodwill of $41.1 million, for final total goodwill associated with the Merger of $195.5 million. The fair values of identifiable intangible assets were prepared using an income valuation approach, which requires a forecast of expected future cash flows either through the use of the relief-from-royalty method or the multi-period excess earnings method, which are discounted to approximate their current value. The estimated useful lives are based on management’s historical experience and expectations as to the duration of time that benefits from these assets are expected to be realized.

The intangible assets will be amortized on a straight-line basis over an estimated 10 to 15 year life. We expect annual amortization to be approximately $7.7 million associated with these intangible assets.

Goodwill is not amortized but rather subject to an annual impairment test, absent any indicators of impairment prior to the annual testing date. Goodwill is attributable to planned synergies expected to be achieved from the combined operations of Legacy Expro and Frank’s. Goodwill recorded in the Merger is not expected to be deductible for tax purposes.

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

Unaudited Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2021 assume the Merger was completed as of January 1, 2020 (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Unaudited pro forma revenues	$312,488	$847,686
Unaudited pro forma net loss	$(23,455)	$(81,692)

Estimated unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the Merger been completed on the date indicated or of future operating results.

Merger and integration expense

During the three months ended September 30, 2022 and 2021, the Company incurred $1.6 million and $9.6 million, respectively, of merger and integration expense which consist primarily of legal fees, professional fees, integration, severance and other costs directly attributable to the Merger. During the nine months ended September 30, 2022 and 2021, the Company incurred $8.6 million and $19.1 million, respectively, of merger and integration expense which consist primarily of legal fees, professional fees, integration, severance and other costs directly attributable to the Merger.

Below is a reconciliation of our liability balance associated with our severance plan initiated during 2021 related to the integration in connection with the Merger, which is included in “Other current liabilities” on the condensed consolidated balance sheets (in thousands):

	NLA	ESSA	MENA	APAC	Central	Total
Balance as of December 31, 2021	$2,057	$2,502	$424	$617	$6,615	$12,215
Expense (reversal) during the period	(256)	(395)	34	401	1,282	1,066
Payments made during the period	(1,564)	(1,491)	(441)	(711)	(7,207)	(11,414)
Balance as of September 30, 2022	$237	$616	$17	$307	$690	$1,867

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

4.         Fair value measurements

Recurring Basis

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2022 and December 31, 2021, were as follows (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$10,195	$-	$10,195
Liabilities:
Finance lease liabilities	-	14,264	-	14,264

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Cash surrender value of life insurance policies-
Deferred compensation plan	$-	$18,857	$-	$18,857
Non-current accounts receivable, net	-	11,531	-	11,531
Liabilities:
Deferred compensation plan	-	9,339	-	9,339
Finance lease liabilities	-	16,919	-	16,919

Our investments associated with our executive deferred compensation plan as of December 31, 2021 consist primarily of the cash surrender value of life insurance policies and is included in “Other non-current assets” on the condensed consolidated balance sheets. The liability associated with our executive deferred compensation plan as of December 31, 2021 is included in “Other non-current liabilities” on the condensed consolidated balance sheets. During the third quarter of 2022, the Company terminated the executive deferred compensation benefit plan. Please see Note 18 “Post-retirement benefits” for additional information. Our investments changed as a result of contributions, payments, and fluctuations in the market. Assets and liabilities, measured using significant observable inputs, are reported at fair value based on third-party broker statements, which are derived from the fair value of the funds’ underlying investments. They are reported at fair value based on the price of the stock and are included in “Other non-current assets” on the condensed consolidated balance sheets.

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

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer, in deciding how to allocate resources and assess performance. Our CODM manages our operational segments that are aligned with our geographical regions as below:

●	North and Latin America (“NLA”),
●	Europe and Sub-Saharan Africa (“ESSA”),
●	Middle East and North Africa (“MENA”), and
●	Asia-Pacific (“APAC”).

The following table presents our revenue disaggregated by our operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NLA	$134,574	$31,769	$368,129	$92,762
ESSA	99,809	87,428	271,998	206,235
MENA	50,030	38,032	146,108	121,672
APAC	49,938	40,318	142,217	109,424
Total	$334,351	$197,547	$928,452	$530,093

Segment EBITDA

Our CODM regularly evaluates the performance of our operating segments using Segment EBITDA, which we define as income (loss) before income taxes adjusted for corporate costs, equity in income of joint ventures, depreciation and amortization expense, impairment expense, severance and other expense, gain (loss) on disposal of assets, foreign exchange gains (losses), merger and integration expense, other income (expense), net, interest and finance income (expense), net and stock-based compensation expense.

The following table presents our Segment EBITDA disaggregated by our operating segments and a reconciliation to loss before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NLA	$39,743	$5,309	$100,083	$11,092
ESSA	17,760	17,796	44,502	33,477
MENA	14,667	11,099	43,882	40,236
APAC	(8,617)	7,755	1,177	21,238
Total Segment EBITDA	63,553	41,959	189,644	106,043
Corporate costs	(18,849)	(14,065)	(63,626)	(42,167)
Equity in income of joint ventures	3,510	3,459	10,141	11,508
Depreciation and amortization expense	(34,825)	(25,605)	(105,229)	(79,754)
Merger and integration expense	(1,629)	(9,617)	(8,624)	(19,143)
Severance and other expense	(3,242)	(3,905)	(5,414)	(6,097)
Stock-based compensation expense	(4,684)	-	(14,932)	-
Foreign exchange loss	(7,957)	(451)	(10,385)	(1,511)
Other income, net	432	685	1,672	1,311
Interest and finance income (expense), net	1,502	678	3,227	(2,553)
Loss before income taxes	$(2,189)	$(6,862)	$(3,526)	$(32,363)

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

The following table sets forth the total amount of revenue by main area of capabilities as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Well construction	$129,455	$-	$362,684	$-
Well management	204,896	197,547	565,768	530,093
Total	$334,351	$197,547	$928,452	$530,093

Contract balances

We perform our obligations under contracts with our customers by transferring services and products in exchange for consideration. The timing of our performance often differs from the timing of our customer’s payment, which results in the recognition of unbilled receivables and deferred revenue.

Unbilled receivables are initially recognized for revenue earned on completion of the performance obligation which are not yet invoiced to the customer. The amounts recognized as unbilled receivables are reclassified to trade receivable upon billing. Deferred revenue represents the Company’s obligations to transfer goods or services to customers for which the Company has received consideration, in full or part, from the customer.

Contract balances consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Trade receivable, net	$288,002	$236,158
Unbilled receivables (included within accounts receivable, net)	$143,598	$94,659
Deferred revenue (included within other liabilities)	$21,840	$17,038

The Company recognized revenue during the three and nine months ended September 30, 2022 of $6.0 million and $14.9 million, respectively, and for the three and nine months ended September 30, 2021 of $10.3 million and $14.6 million, respectively, out of the deferred revenue balance as of the beginning of the applicable year.

As of September 30, 2022, $20.7 million of our deferred revenue was classified as current and is included in “Other current liabilities” on the condensed consolidated balance sheets, with the remainder classified as non-current and included in “Other non-current liabilities” on the condensed consolidated balance sheets.

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

Our effective tax rates were (270.3)% and (216.2)% for the three and nine months ended September 30, 2022, respectively, and were (48.9)% and (19.0)% for the three and nine months ended September 30, 2021, respectively.

Our effective tax rate was impacted primarily due to changes in the mix of taxable profits between jurisdictions, in particular increased taxable profits in Latin America and Sub-Saharan Africa, and an increase in withholding taxes in various jurisdictions.

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

The carrying value of our investment in joint ventures as of September 30, 2022 and December 31, 2021 was as follows (in thousands):

	September 30,	December 31,
	2022	2021
CETS	$61,127	$54,014
PVD-Expro	3,618	3,590
Total	$64,745	$57,604

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

9.	Accounts receivable, net

Accounts receivable, net consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Accounts receivable	$444,885	$340,209
Less: Expected credit losses	(13,285)	(9,392)
Total	$431,600	$330,817

Current	421,405	319,286
Non – current	10,195	11,531
Total	$431,600	$330,817

10.	Inventories

Inventories consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Finished goods	$28,166	$34,899
Raw materials, equipment spares and consumables	98,087	76,025
Work-in-progress	9,472	14,192
Total	$135,725	$125,116

11.	Other assets and liabilities

Other assets consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Cash surrender value of life insurance policies	$-	$18,857
Prepayments	21,617	19,891
Value-added tax receivables	23,670	22,524
Collateral deposits	1,730	1,599
Deposits	6,810	7,331
Other	5,835	9,197
Total	$59,662	$79,399

Current	52,498	52,938
Non – current	7,164	26,461
Total	$59,662	$79,399

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

Other liabilities consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Deferred revenue	$21,840	$17,038
Other tax and social security	32,051	27,893
Income tax liabilities – non-current portion	52,280	45,741
Deferred compensation plan	-	9,339
Provisions	40,488	32,964
Other	21,268	16,775
Total	$167,927	$149,750

Current	81,478	74,213
Non – current	86,449	75,537
Total	$167,927	$149,750

Cash surrender value of life insurance policies

We had $18.9 million of cash surrender value of life insurance policies as of December 31, 2021, that were held within a trust established to settle payment of future executive deferred compensation benefit obligations. During the third quarter of 2022, the Company terminated the executive deferred compensation benefit plan. Please see Note 18 “Post-retirement benefits” for additional information. Prior to the termination of the executive deferred compensation plan, the impact of cash distributions from the trust for benefits paid pursuant to the executive deferred compensation benefit plan was included in “Proceeds from sale / maturity of investments” on the condensed consolidated statements of cash flows. Loss associated with these policies was included in “Other income, net” on our condensed consolidated statements of operations. Loss on changes in the cash surrender value of life insurance policies was $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively.

12.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Accounts payable – trade	$77,212	$84,952
Payroll, vacation and other employee benefits	37,395	42,671
Accruals for goods received not invoiced	31,955	18,666
Other accrued liabilities	93,718	66,863
Total	$240,280	$213,152

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

13.	Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Cost:
Land	$22,261	$21,580
Land improvements	3,051	3,054
Buildings and lease hold improvements	100,979	104,660
Plant and equipment	749,624	701,400
	875,915	830,694
Less: accumulated depreciation	(427,360)	(352,114)
Total	$448,555	$478,580

During the nine months ended September 30, 2022, assets held for sale were sold for net proceeds of $6.3 million.

The carrying amount of our property, plant and equipment recognized in respect of assets held under finance leases as of September 30, 2022 and December 31, 2021 and included in amounts above is as follows (in thousands):

	September 30,	December 31,
	2022	2021
Cost:
Buildings	$18,623	$18,623
Plant and equipment	1,275	1,275
Total	19,898	19,898
Less: accumulated amortization	(8,748)	(7,733)
Total	$11,150	$12,165

Depreciation expense relating to property, plant and equipment, including assets under finance leases, was $25.9 million and $77.8 million for the three and nine months ended September 30, 2022, respectively, and $19.1 million and $60.4 million for the three and nine months ended September 30, 2021, respectively.

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

14.	Intangible assets, net

The following table summarizes our intangible assets comprising of Customer Relationships & Contracts (“CR&C”), Trademarks, Technology and Software as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022			December 31, 2021			September 30, 2022
	Gross carrying amount	Accumulated impairment and amortization	Net book value	Gross carrying amount	Accumulated impairment and amortization	Net book value	Weighted average remaining life (years)
CR&C	$222,200	$(113,234)	$108,966	$222,200	$(98,271)	$123,929	5.6
Trademarks	57,100	(32,040)	25,060	57,100	(29,392)	27,708	7.7
Technology	170,652	(68,567)	102,085	159,458	(60,979)	98,479	11.8
Software	8,754	(8,502)	252	8,754	(5,817)	2,937	0.1
Total	$458,706	$(222,343)	$236,363	$447,512	$(194,459)	$253,053

Amortization expense for intangible assets was $8.9 million and $27.4 million for the three and nine months ended September 30, 2022, respectively, and $6.5 million and $19.4 million for the three and nine months ended September 30, 2021, respectively.

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

The allocation of goodwill by operating segment as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

	September 30,	December 31,
	2022	2021
NLA	$118,511	$93,608
ESSA	80,058	66,283
MENA	4,218	3,331
APAC	18,193	16,681
Total	$220,980	$179,903

During the third quarter of 2022, goodwill associated with the Merger increased by $41.1 million as a result of measurement period adjustments to our preliminary estimates due to additional information received. Please see Note 3 “Business combinations and dispositions” for additional information. As of September 30, 2022, we did not identify any triggering events that would represent an indicator of impairment of our goodwill. Accordingly, no impairment charges related to goodwill have been recorded during the three and nine months ended September 30, 2022.

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

16.	Interest bearing loans

On October 1, 2021, in connection with the closing of the Merger, we entered into a new revolving credit facility (the “New Facility”) with DNB Bank ASA, London Branch, as agent (the “Agent”), with total commitments of $200.0 million, of which $130.0 million was available for drawdowns as loans and $70.0 million was available for letters of credit. Subject to the terms of the New Facility, the Company had the ability to increase the commitments to $250.0 million. Proceeds of the New Facility may be used for general corporate and working capital purposes.

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

On July 28, 2022, the Company and the lenders increased the total commitments available for letters of credit under the New Facility by $18.0 million to $88.0 million. Total commitments available for drawdowns as loans under the New Facility remains $130.0 million.

The Facility remained undrawn on a cash basis (i.e., no loans were outstanding), as of September 30, 2022 and December 31, 2021. We utilized $49.3 million and $33.4 million as of September 30, 2022 and December 31, 2021, respectively, for bonds and guarantees.

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

17.	Commitments and contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties.

We entered into contractual commitments for the acquisition of property, plant and equipment totaling $52.6 million and $26.3 million as of September 30, 2022 and December 31, 2021, respectively.

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

We have conducted an internal investigation of the operations of certain of Frank’s foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), our policies and other applicable laws. In  June 2016, we voluntarily disclosed the existence of our internal review to the SEC and the U.S. Department of Justice (“DOJ”). The DOJ has provided a declination, subject to the Company and the SEC reaching a satisfactory settlement of civil claims. We are discussing a possible resolution with the SEC and, based on the course of these discussions to date, we believe that a final resolution of this matter is likely to include a civil penalty in the amount of approximately $8 million and, accordingly, we have recorded a loss contingency in that amount within “Other current liabilities” on our condensed consolidated balance sheet as of September 30, 2022, with the offset taken as an increase to goodwill as a measurement period adjustment associated with the Merger. While we believe the final resolution of this matter is nearing a conclusion, there can be no assurance as to the timing or the terms of any final resolution, or that a settlement will be reached at all. In the event a settlement is not reached, litigation may ensue and, accordingly, the actual loss incurred in connection with this matter could be less than or exceed the amount accrued and may have a material adverse effect on our financial position, results of operations or cash flows. At the present time, we are unable to reasonably estimate the amount of any potential loss in excess of the amount already accrued relating to this matter. Other than discussed above, we had no other material legal accruals for loss contingencies, individually or in the aggregate, as of September 30, 2022 and December 31, 2021.

Our board of directors and management are committed to continuously enhancing our internal controls that support improved compliance and transparency throughout our global operations, including the integration of the legacy Frank’s compliance related processes into the Expro compliance framework and program.

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

18.	Post-retirement benefits

Amounts recognized in the unaudited condensed consolidated statements of operations in respect of the defined benefit schemes were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Amortization of prior service credit	$61	$61	$183	$183
Interest cost	(958)	(823)	(3,003)	(2,500)
Expected return on plan assets	1,313	1,148	4,116	3,479
Total	$416	$386	$1,296	$1,162

The Company contributed $1.2 million and $3.7 million for the three and nine months ended September 30, 2022, respectively, and $1.0 million and $2.8 million for the three and nine months ended September 30, 2021, respectively, to defined benefit schemes.

Amortization of prior service credit, interest cost and expected return on plan assets have been recognized in “Other income, net” in the unaudited condensed consolidated statements of operations.

Executive Deferred Compensation Plan

The Company maintained the Executive Deferred Compensation Plan (the “EDC Plan”) for certain current and former Frank’s employees. Effective during 2015, this plan was closed to new entrants. The purpose of the EDC Plan was to provide participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified cash compensation. Participant contributions were immediately vested. Company contributions vested after five years of service. Participant benefits under the EDC Plan were paid from the general funds of the Company or a grantor trust, commonly referred to as a Rabbi Trust, created for the purpose of informally funding the EDC Plan. The assets of the EDC Plan’s trust were invested in corporate-owned, split-dollar life insurance policies and mutual funds. During the third quarter of 2022, the Company terminated the EDC Plan and settled substantially all remaining obligations under the plan by liquidating the cash surrender value of life insurance policies that were held within the Rabbi Trust.

Expro Group Holdings N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

19.	Loss per share

Basic loss per share attributable to Company stockholders is calculated by dividing net loss attributable to the Company by the weighted-average number of common shares outstanding for the period. Diluted loss per share attributable to Company stockholders is computed giving effect to all potential dilutive common stock, unless there is a net loss for the period. We apply the treasury stock method to determine the dilutive weighted average common shares represented by unvested restricted stock units, stock options and Employee Stock Purchase Program (“ESPP”) shares.

The calculation of basic and diluted loss per share attributable to Company stockholders for the three and nine months ended September 30, 2022 and 2021, respectively, are as follows (in thousands, except shares outstanding and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(17,594)	$(11,913)	$(33,076)	$(40,686)
Basic and diluted weighted average number of shares outstanding	108,708,651	70,889,753	109,183,863	70,889,753
Total basic and diluted loss per share	$(0.16)	$(0.17)	$(0.30)	$(0.57)

Approximately 0.1 million and 0.3 million shares of unvested restricted stock units and stock to be issued pursuant to the ESPP have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive for the three and nine months ended September 30, 2022, respectively.

Additionally, since the conditions upon which shares were issuable for our outstanding warrants and stock options were not satisfied as of September 30, 2021, assuming the balance sheet date is the end of the contingency period. Accordingly, they have not been included in determining the number of anti-dilutive shares.

20.	Related party disclosures

Our related parties consist primarily of CETS and PVD-Expro, the two companies in which we exert significant influence, and Mosing Holdings LLC, a company that is owned by various members of the Mosing family, including Erich Mosing, a member of our board of directors, and affiliates. During the three and nine months ended September 30, 2022, we provided goods and services to related parties totaling $5.9 million and $8.2 million, respectively, and $1.1 million and $5.1 million, respectively, during the three and nine months ended September 30, 2021. Additionally, we entered into various operating lease agreements to lease facilities with affiliated companies. Rent expense associated with our related party leases was $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2022.

As of September 30, 2022 and December 31, 2021 amounts receivable from the related parties were $1.8 million and $1.6 million, respectively, and amounts payable to related parties were $1.0 million and $2.1 million, respectively.

As of September 30, 2022, $0.8 million of our operating lease right-of-use assets and $0.8 million of our lease liabilities were associated with related party leases. As of December 31, 2021, $1.3 million of our operating lease right-of-use assets and $1.3 million of our lease liabilities were associated with related party leases.

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

The Company recognized $0.5 million and $3.7 million of stock-based compensation expense attributable to the Management Incentive Plan (“MIP”) stock options during the three and nine months ended September 30, 2022, respectively. No stock-based compensation expense attributable to the MIP stock options was recognized during the three and nine months ended September 30, 2021 as the performance conditions within the stock option agreements were deemed to be improbable. Stock-based compensation expense relating to the Long-Term Incentive Plan (“LTIP”), including restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) for the three and nine months ended September 30, 2022 was $4.1 million and $10.8 million, respectively. No stock-based compensation expense relating to LTIP RSUs and PRSUs was recognized during the three and nine months ended September 30, 2021.

During the nine months ended September 30, 2022, 856,797 RSUs were granted to employees and directors at a weighted average grant date fair value of $16.55 per RSU.

22.	Supplemental cash flow

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$20,529	$11,933
Cash paid for interest, net	$2,890	$3,016
Change in accounts payable and accrued expenses related to capital expenditures	$2,508	$5,699

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

How We Generate Our Revenue

Our revenue is derived primarily from providing well construction, well flow management, subsea well access and well intervention and integrity services and solutions to operators globally. Our revenue includes equipment service charges, personnel charges, run charges and consumables. Some of our contracts allow us to charge for additional deliverables, such as the costs of mobilization of people and equipment and customer specific engineering costs associated with a project. We also procure products and services on behalf of our customers that are provided by third parties for which we are reimbursed with a mark-up or in connection with an integrated services contract. We also design, manufacture and sell equipment, which is typically done in connection with a related operations and maintenance arrangement with a particular customer. In addition, we also generate revenue from the sale of certain well construction products.

Market Conditions and Price of Oil and Gas

The third quarter of 2022 has continued to show positive signs of recovery in the market following the impact of the pandemic and the Russian war in Ukraine. There are a number of market factors that have had, and may continue to have, an effect on our business, including:

•	The market for energy services and our business are substantially dependent on the price of oil and, to a lesser extent, the regional price of gas, which are both driven by market supply and demand. Changes in oil and gas prices impact customer willingness to spend on exploration and appraisal, development, production and abandonment activities. The extent of the impact of a change in oil and gas prices on these activities varies extensively between geographic regions, types of customers, types of activities and the financial returns of individual projects.

•	Oil demand in 2022 is forecasted to exceed 2021 as the overall economic backdrop improves with liquid demand estimated to surpass annualized 2019 levels in 2023. Brent prices remained volatile during the third quarter of 2022, with the average Brent oil price trending downwards as a result of a slowdown in demand growth and increasing supply from members of the Organization of Petroleum Exporting Countries and certain other oil producing nations (“OPEC+”) following the announced production increases in July and August coupled with the ongoing release of barrels from strategic petroleum reserves.

•

Activity related to gas production and associated asset development is accelerating in the North Sea, Sub-Saharan Africa and MENA as a result of Russian gas supply shortfalls and Europe’s drive to diversify away from its reliance on Russian pipeline gas supplies over the long term.

•	Following the multi-year underinvestment in new reserves, Expro and other energy service companies expect that operators will increase activity levels in exploration and development in 2023 and beyond, while maintaining fiscal discipline.

•

Activity levels are not expected to be uniform across geo-markets or type of activity, and international and deepwater activity is expected to continue to improve during the fourth quarter of 2022 and into 2023. We also expect that the demand for services related to brownfield and production enhancement and infield development programs will continue to increase. In addition, we anticipate an increase in demand for early production facilities, especially in support of natural gas and liquified natural gas (“LNG”) developments.

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

Outlook

Demand continues to improve in the face of near term volatile oil prices, and activity in 2022 is forecasted to be higher than in 2021, with oil demand forecast to return to pre-pandemic levels in 2023.

The U.S. Energy Information Administration (“EIA”) estimates that global liquid fuels consumption will grow to 99.6 million barrels per day (“b/d”) in 2022, up from 97.4 million b/d in 2021, rising to 101.0 million b/d in 2023 (which would surpass 2019 levels of 100.8 million b/d). The EIA expects continued OPEC+ production growth, despite the recent announcement of a 2 million b/d supply target cut, with production averaging 28.6 million b/d in 2022 (up 2.3 million b/d from 2021). The OPEC+ reduction along with further supply disruption risks from Libya and Russia are expected to outweigh strong growth in U.S. oil production in 2022 (expected to rise to 11.7 million b/d in 2022 and 12.4 million b/d in 2023, which would be the highest annual average U.S. crude oil production on record). As a result, the EIA has increased its forecast for Brent crude oil spot prices to an average of $102 per barrel in 2022 and $95 per barrel in 2023 compared to an average $71 per barrel in 2021.

In addition to the improving oil market outlook, global natural gas demand continues to increase due to a combination of sustained economic activity, energy security concerns in Europe, lower inventory in storage, and continued strong demand for LNG in Europe to replace Russian pipeline gas.

The EIA expects Henry Hub spot prices to further increase to an average of $7.40 per million British thermal unit (“MMBtu”) in the fourth quarter of 2022, before falling below $6.00/MMBtu in 2023 as U.S. natural gas production rises. Rystad forecasts the European and Asian LNG spot price to trade at approximately $45/MMBtu and $38/MMBtu, respectively, in 2022 with upward pricing pressures over the next two years as a result of lost Russian volumes and limited supplies of LNG until new import terminals planned for the EU come online.

The outlook for the fourth quarter of 2022 and into 2023 indicates a continuing recovery in exploration and production expenditures, with growth maintained in shale / tight oil led by the U.S. land markets, increasing offshore activity driven by Latin America and deepwater exploration in Africa, and significant investments in incremental capacity in the Middle East, including Saudi Arabia and Qatar, in order to offset the decline in Russian gas supply.

As a result, we expect demand for our services and solutions to continue to trend positively during the fourth quarter of 2022 and into 2023.

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

Executive Overview

Three months ended September 30, 2022 compared to three months ended June 30, 2022

Certain highlights of our financial results and other key developments include:

•

Revenue for the three months ended September 30, 2022 increased by $20.8 million, or 6.6%, to $334.4 million, compared to $313.6 million for the three months ended June 30, 2022. The increase in revenue was driven by higher activity across all our segments, most notably in ESSA which contributed approximately $9.7 million towards the increase in revenue during the current quarter. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•	We reported a net loss for the three months ended September 30, 2022 of $17.6 million, compared to a net loss of $4.4 million for the three months ended June 30, 2022. The overall increase in net loss was primarily due to higher commissioning costs on a large subsea project, as well as higher severance and other expense, higher foreign exchange losses and an increase in income tax expense by $5.8 million, partially offset by a more favorable product mix and lower corporate costs during the quarter.

•	Adjusted EBITDA for the three months ended September 30, 2022 decreased by $2.9 million, or 5.7%, to $48.2 million from $51.1 million for the three months ended June 30, 2022. Adjusted EBITDA margin decreased to 14.4% during the three months ended September 30, 2022, as compared to 16.3% during the three months ended June 30, 2022. The decrease in Adjusted EBITDA and Adjusted EBITDA margin is primarily attributable to higher start-up and commissioning costs incurred on a large subsea project incurred during the three months ended September 30, 2022, partially offset by a combination of more favorable product mix and lower support cost as a result of merger-related synergies. Excluding $16.8 million and $4.1 million, respectively, of such start-up and commissioning costs during the three months ended September 30, 2022 and June 30, 2022, Adjusted EBITDA would have been $65.0 million and $55.2 million, respectively, and Adjusted EBITDA margin would have been 19.4% and 17.6%, respectively.

•

Net cash used in operating activities for the three months ended September 30, 2022 was $0.7 million, compared to net cash provided by operating activities of $2.1 million for the three months ended June 30, 2022, with the change primarily driven by dividend receipts of $3.0 million in the second quarter of 2022 that did not recur during the current quarter. Adjusted Cash Flow from Operations and Cash Conversion for the three months ended September 30, 2022 were $8.3 million and 17%, respectively, compared to $9.6 million and 19%, respectively, for the three months ended June 30, 2022.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Certain highlights of our financial results and other key developments include:

•

Revenue for the nine months ended September 30, 2022 increased by $398.4 million, or 75.1%, to $928.5 million, compared to $530.1 million for the nine months ended September 30, 2021. Of the total increase during the nine months ended September 30, 2022 as compared to the prior period, $363.0 million is attributable to the Merger with the addition of well construction revenue. The remaining increase in revenue was driven by higher well management revenue. We have observed higher activity across all our geography-based operating segments. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•

We reported a net loss for the nine months ended September 30, 2022 of $33.1 million, compared to a net loss of $40.7 million for the nine months ended September 30, 2021. The overall decrease in net loss was primarily driven by increased revenue and Adjusted EBITDA due to a combination of the impact of the Merger and higher activity during the nine months ended September 30, 2022, partially offset by an increase in depreciation and amortization expense by $25.4 million, an increase in stock-based compensation expense by $14.9 million, higher tax expense of $21.2 million, lower merger and integration costs of $10.5 million and start-up and commissioning costs incurred on a large subsea project in the current period.

•

Adjusted EBITDA for the nine months ended September 30, 2022 increased by $60.8 million, or 80.6%, to $136.2 million from $75.4 million for the nine months ended September 30, 2021. The overall increase in Adjusted EBITDA was due to a combination of the impact of the Merger and higher activity during the nine months ended September 30, 2022, partially offset by start-up and commissioning costs incurred on a large subsea project during the current period. Adjusted EBITDA margin increased to 14.7% during the nine months ended September 30, 2022, as compared to 14.2% during the nine months ended September 30, 2021, primarily due to a combination of more favorable product mix and lower support cost as a result of merger-related synergies, partially offset by start-up and commissioning costs incurred on a large subsea project in the current period. Excluding $22.9 million of such start-up and commissioning costs during the nine months ended September 30, 2022, Adjusted EBITDA would have been $159.1 million and Adjusted EBITDA margin would have been 17.1%.

•

Net cash used in operating activities for the nine months ended September 30, 2022 was $12.8 million, compared to net cash provided by operating activities of $0.5 million for the nine months ended September 30, 2021. The increase in net cash used in operating activities was primarily due to an increase in working capital and higher tax, merger and integration, and severance payments during the current period as compared to the same period in the previous year. Adjusted Cash Flow from Operations and Cash Conversion for the nine months ended September 30, 2022 was $16.4 million and 12%, respectively, compared to $24.2 million and 32%, respectively, for the nine months ended September 30, 2021.

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

We define Adjusted Cash Flow from Operations as net cash (used in) provided by operating activities adjusted for cash paid during the period for interest, net, severance and other expense and merger and integration expense. We define Cash Conversion as Adjusted Cash Flow from Operations divided by Adjusted EBITDA.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the three and nine months presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Net loss	$(17,594)	$(4,350)	$(33,076)	$(40,686)

Income tax expense	$15,405	$9,596	$29,550	$8,323
Depreciation and amortization expense	34,825	35,392	105,229	79,754
Merger and integration expense	1,629	2,270	8,624	19,143
Severance and other expense	3,242	678	5,414	6,097
Other income, net (1)	(432)	(244)	(1,672)	(1,311)
Stock-based compensation expense	4,684	4,230	14,932	-
Foreign exchange loss	7,957	5,244	10,385	1,511
Interest and finance (income) expense, net	(1,502)	(1,712)	(3,227)	2,553
Adjusted EBITDA (2)	$48,214	$51,104	$136,159	$75,384

Adjusted EBITDA Margin (2)	14.4%	16.3%	14.7%	14.2%

(1)

Other income, net, is comprised of immaterial, unusual or infrequently occurring transactions which, in management’s view, do not provide useful measures of the underlying operating performance of the business.

(2)	Excluding $16.8 million and $4.1 million, respectively, of start-up and commissioning costs on a large subsea project during the three months ended September 30, 2022 and June 30, 2022, Adjusted EBITDA would have been $65.0 million and $55.2 million, respectively, and Adjusted EBITDA margin would have been 19.4% and 17.6%, respectively. Excluding $22.9 million of such start-up and commissioning costs during the nine months ended September 30, 2022, Adjusted EBITDA would have been $159.1 million and Adjusted EBITDA margin would have been 17.1%.

The following table provides a reconciliation of net cash (used in) provided by operating activities to Adjusted Cash Flow from Operations for each of the three and nine months presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Net cash (used in) provided by operating activities	$(667)	$2,055	$(12,774)	$454
Cash paid for interest, net	891	1,096	2,890	3,016
Cash paid for merger and integration expense	5,525	5,837	22,994	14,531
Cash paid for severance and other expense	2,501	565	3,273	6,216
Adjusted Cash Flow from Operations	$8,250	$9,553	$16,383	$24,217

Adjusted EBITDA	$48,214	$51,104	$136,159	$75,384

Cash Conversion	17%	19%	12%	32%

Results of Operations

Operating Segment Results

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the three months ended September 30, 2022 and June 30, 2022:

	Three Months Ended		Percentage
(in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	June 30, 2022
NLA	$134,574	$129,694	40.2%	41.4%
ESSA	99,809	90,118	29.9%	28.7%
MENA	50,030	45,363	15.0%	14.5%
APAC	49,938	48,449	14.9%	15.4%
Total Revenue	$334,351	$313,624	100.0%	100.0%

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the nine months ended September 30, 2022 and September 30, 2021:

	Nine Months Ended		Percentage
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
NLA	$368,129	$92,762	39.6%	17.5%
ESSA	271,998	206,235	29.3%	38.9%
MENA	146,108	121,672	15.7%	23.0%
APAC	142,217	109,424	15.3%	20.6%
Total Revenue	$928,452	$530,093	100.0%	100.0%

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to income (loss) before income taxes for the three months ended September 30, 2022 and June 30, 2022:

	Three Months Ended		Segment EBITDA Margin
(in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	June 30, 2022
NLA	$39,743	$38,513	29.5%	29.7%
ESSA	17,760	14,868	17.8%	16.5%
MENA	14,667	13,750	29.3%	30.3%
APAC (1)	(8,617)	4,356	-17.3%	9.0%
Total Segment EBITDA	63,553	71,487
Corporate costs (2)	(18,849)	(22,812)
Equity in income of joint ventures	3,510	2,429
Depreciation and amortization expense	(34,825)	(35,392)
Merger and integration expense	(1,629)	(2,270)
Severance and other expense	(3,242)	(678)
Stock-based compensation expense	(4,684)	(4,230)
Foreign exchange loss	(7,957)	(5,244)
Other income, net	432	244
Interest and finance income, net	1,502	1,712
Income (loss) before income taxes	$(2,189)	$5,246

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to loss before income taxes for the nine months ended September 30, 2022 and September 30, 2021:

	Nine Months Ended		Segment EBITDA Margin
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
NLA	$100,083	$11,092	27.2%	12.0%
ESSA	44,502	33,477	16.4%	16.2%
MENA	43,882	40,236	30.0%	33.1%
APAC (1)	1,177	21,238	0.8%	19.4%
Total Segment EBITDA	189,644	106,043
Corporate costs (2)	(63,626)	(42,167)
Equity in income of joint ventures	10,141	11,508
Depreciation and amortization expense	(105,229)	(79,754)
Merger and integration expense	(8,624)	(19,143)
Severance and other expense	(5,414)	(6,097)
Stock-based compensation expense	(14,932)	-
Foreign exchange loss	(10,385)	(1,511)
Other income, net	1,672	1,311
Interest and finance income (expense), net	3,227	(2,553)
Loss before income taxes	$(3,526)	$(32,363)

(1)	Excluding $16.8 million and $4.1 million, respectively, of start-up and commissioning costs incurred on a large subsea project during the three months ended September 30, 2022 and June 30, 2022, APAC Segment EBITDA would have been $8.1 million and $8.4 million, respectively, and APAC Segment EBITDA margin would have been 16.3% and 17.4%, respectively. Excluding $22.9 million of such start-up and commissioning costs during the nine months ended September 30, 2022, APAC Segment EBITDA would have been $24.1 million and APAC Segment EBITDA margin would have been 17.0%.
(2)

Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

Three months ended September 30, 2022 compared to three months ended June 30, 2022

NLA

Revenue for the NLA segment was $134.6 million for the three months ended September 30, 2022, an increase of $4.9 million, or 3.8%, compared to $129.7 million for the three months ended June 30, 2022. The increase was primarily due to higher well construction product sales in the U.S., higher well construction services revenue in the U.S. and Mexico, and higher well flow management services revenue in Canada from increased customer activities, partially offset by lower well flow management revenue in the U.S. and lower well construction revenue in Guyana.

Segment EBITDA for the NLA segment was $39.7 million, or 29.5% of revenues, during the three months ended September 30, 2022, compared to $38.5 million or 29.7% of revenues during the three months ended June 30, 2022. The increase of $1.2 million in Segment EBITDA was attributable to higher activity during the three months ended September 30, 2022.

ESSA

Revenue for the ESSA segment was $99.8 million for the three months ended September 30, 2022, an increase of $9.7 million, or 10.8%, compared to $90.1 million for the three months ended June 30, 2022. The increase in revenues was primarily driven by higher subsea well access revenue in Azerbaijan and Angola and higher well flow management revenue in the United Kingdom and Nigeria due to increased customer activities. The increase in revenues was partially offset by lower subsea well access revenue in the United Kingdom.

Segment EBITDA for the ESSA segment was $17.8 million, or 17.8% of revenues, for the three months ended September 30, 2022, an increase of $2.9 million, or 19.5%, compared to $14.9 million, or 16.5% of revenues, for the three months ended June 30, 2022. The increase of $2.9 million was primarily attributable to higher activity levels and a more favorable activity mix during the three months ended September 30, 2022.

MENA

Revenue for the MENA segment was $50.0 million for the three months ended September 30, 2022, an increase of $4.6 million, or 10.1%, compared to $45.4 million for the three months ended June 30, 2022. The increase in revenue was driven by higher well flow management revenue in Saudi Arabia and Algeria.

Segment EBITDA for the MENA segment was $14.7 million, or 29.3% of revenues, for the three months ended September 30, 2022, an increase of $0.9 million, or 6.7%, compared to $13.8 million, or 30.3% of revenues, for the three months ended June 30, 2022. The increase in Segment EBITDA was primarily due to higher activity.

APAC

Revenue for the APAC segment was $49.9 million for the three months ended September 30, 2022, an increase of $1.5 million, or 3.1%, compared to $48.4 million for the three months ended June 30, 2022. The increase in revenue was primarily due to higher subsea well access revenue in Australia, China and Indonesia and higher well construction revenue in Japan. The increase in revenue was partially offset by lower equipment sales related to well flow management services in Malaysia.

Segment EBITDA for the APAC segment was $(8.6) million, or (17.3)% of revenues, for the three months ended September 30, 2022, a decrease of $13.0 million compared to $4.4 million, or 9.0% of revenues, for the three months ended June 30, 2022. The reduction in Segment EBITDA despite the increase in revenues was primarily due to $16.8 million in start-up and commissioning costs incurred on a large subsea project during the three months ended September 30, 2022 compared to $4.1 million for the three months ended June 30, 2022, as well as lower activity on higher margin contracts. Excluding $16.8 million and $4.1 million, respectively, of such start-up and commissioning costs during the three months ended September 30, 2022 and June 30, 2022, Segment EBITDA would have been $8.1 million and $8.4 million, respectively, and Segment EBITDA margin would have been 16.3% and 17.4%, respectively.

Merger and integration expense

Merger and integration expense for the three months ended September 30, 2022 decreased by $0.6 million, to $1.6 million as compared to $2.3 million for the three months ended June 30, 2022. The decrease was primarily attributable to lower legal and other professional fees related to the Merger incurred during the three months ended September 30, 2022 as compared to the three months ended June 30, 2022.

Income tax expense

Income tax expense for the three months ended September 30, 2022 increased by $5.8 million to $15.4 million from $9.6 million for the three months ended June 30, 2022, primarily due to changes in the mix of taxable profits between jurisdictions, in particular increased taxable profits in Latin America and Sub-Saharan Africa, and an increase in withholding taxes in various jurisdictions.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

NLA

Revenue for the NLA segment was $368.1 million for the nine months ended September 30, 2022, an increase of $275.3 million, or 296.7%, compared to $92.8 million for the nine months ended September 30, 2021. Of the total increase of $275.3 million, $236.8 million was attributable to the Merger, reflecting well construction revenue during the nine months ended September 30, 2022. The remaining increase of $38.6 million was attributable to the higher well intervention and integrity revenue in Argentina and Brazil during the nine months ended September 30, 2022.

Segment EBITDA for the NLA segment was $100.1 million, or 27.2% of revenues, during the nine months ended September 30, 2022, compared to $11.1 million or 12.0% of revenues during the nine months ended September 30, 2021, an increase of $89.0 million. The increase was primarily attributable to a combination of the impact of the Merger and higher activities during the nine months ended September 30, 2022. Further, the Segment EBITDA margin increase was due to fall-through from incremental revenue, a more favorable activity mix and lower support costs as a result of merger-related synergies.

ESSA

Revenue for the ESSA segment was $272.0 million for the nine months ended September 30, 2022, an increase of $65.8 million, or 31.9%, compared to $206.2 million for the nine months ended September 30, 2021. The Merger contributed an increase of $82.5 million, reflecting well construction revenue during the nine months ended September 30, 2022. Additionally, well intervention and integrity services revenue was higher during the current period in the United Kingdom and Mozambique due to increased customer activities. This increase was partially offset by lower well flow management business activity in Nigeria due to a large production equipment sale that did not recur during the current period and lower well flow management services revenue in Norway from reduced customer activities.

Segment EBITDA for the ESSA segment was $44.5 million, or 16.4% of revenues, during the nine months ended September 30, 2022, compared to $33.5 million, or 16.2% of revenues, during the nine months ended September 30, 2021, an increase of $11.0 million, primarily due to the impact of the Merger. Segment EBITDA margin during the nine months ended September 30, 2022 remained relatively flat compared to the corresponding period in the previous year.

MENA

Revenue for the MENA segment was $146.1 million for the nine months ended September 30, 2022, an increase of $24.4 million, or 20.1%, compared to $121.7 million for the nine months ended September 30, 2021. Of the total increase of $24.4 million for the nine months ended September 30, 2022, $18.9 million was attributable to the Merger reflecting the well construction revenue during the period, and the remaining increase was primarily driven by well flow management equipment sales in Saudi Arabia and higher well flow management revenue in Algeria, partially offset by lower activity in the United Arab Emirates.

Segment EBITDA for the MENA segment was $43.9 million, or 30.0% of revenues, during the nine months ended September 30, 2022, compared to $40.2 million or 33.1% of revenues during the nine months ended September 30, 2021. The increase was primarily attributable to a combination of the impact of the Merger and higher activities during the nine months ended September 30, 2022. The reduction in Segment EBITDA margin was primarily due to lower activity on higher margin contracts and a less favorable activity mix.

APAC

Revenue for the APAC segment was $142.2 million for the nine months ended September 30, 2022, an increase of $32.8 million, or 30.0%, compared to $109.4 million for the nine months ended September 30, 2021. Of the total increase of $32.8 million for the nine months ended September 30, 2022, $24.8 million was attributable to the Merger with the addition of well construction revenue during the period, and the remaining increase was primarily attributable to higher subsea well access and well flow management revenue in Australia and Malaysia, partially offset by lower well flow management revenue in Thailand.

Segment EBITDA for the APAC segment was $1.2 million, or 0.8% of revenues, during the nine months ended September 30, 2022, compared to $21.2 million, or 19.4% of revenues, during the nine months ended September 30, 2021. The reduction in Segment EBITDA and Segment EBITDA margin was primarily due to $22.9 million in start-up and commissioning costs incurred on a large subsea project during the nine months ended September 30,2022 (there were no similar costs recognized in the nine months ended September 30, 2021), lower activity on higher margin contracts and a resulting less favorable activity mix. Excluding $22.9 million of such start-up and commissioning costs during the nine months ended September 30, 2022, Segment EBITDA would have been $24.1 million and Segment EBITDA margin would have been 17.0%.

Stock-based compensation expense

Stock-based compensation expense for the nine months ended September 30, 2022 was $14.9 million. No stock-based compensation expense was recognized during the nine months ended September 30, 2021. The expense for the current period primarily relates to our Long-Term Incentive Plan which was not present during the nine months ended September 30, 2021. Additionally, the current period also includes expense related to stock options under the Legacy Expro’s Management Incentive Plan (“MIP”). No expense was recognized under the MIP during the nine months ended September 30, 2021, as the performance conditions within the stock option agreements were deemed to be improbable.

Merger and integration expense

Merger and integration expense for the nine months ended September 30, 2022 decreased by $10.5 million to $8.6 million as compared to $19.1 million for the nine months ended September 30, 2021. The decrease was primarily attributable to lower legal and other professional fees related to the Merger incurred during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Liquidity and Capital Resources

Liquidity

Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. As of September 30, 2022, total available liquidity was $286.7 million, including cash and cash equivalents and restricted cash of $156.7 million and $130.0 million available for borrowings under our New Facility. Our primary sources of liquidity have been cash flows from operations. Our primary uses of capital have been for capital expenditures and acquisitions. We monitor potential capital sources, including equity and debt financing, in order to meet our investment and liquidity requirements.

Our total capital expenditures are estimated to range between $30 million and $40 million for the fourth quarter of 2022. Our total capital expenditures were $50.6 million for the nine months ended September 30, 2022, of which approximately 90% were used for the purchase and manufacture of equipment to directly support customer-related activities and approximately 10% for other property, plant and equipment, inclusive of software costs. In addition, we used $8.0 million of cash during the first nine months to acquire technology to enhance our well intervention and integrity business. Total capital expenditures were $53.5 million for the nine months ended September 30, 2021, which were generally used for equipment required to provide services in connection with awarded contracts. We continue to focus on preserving and protecting our strong balance sheet, optimizing utilization of our existing assets and, where practical, limiting new capital expenditures.

On June 16, 2022, our Board of Directors (the “Board”) approved a new stock repurchase program, under which we are authorized to acquire up to $50.0 million of our outstanding common stock through November 24, 2023 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we may repurchase shares of our common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will be utilized at management’s discretion and in accordance with U.S. federal securities laws. The timing and actual numbers of shares repurchased in the future, if any, will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate us to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. During the nine months ended September 30, 2022, we repurchased 1.1 million shares at an average price of $11.81 per share, for a total cost of $13.0 million under this $50.0 million program.

Credit Facility

Revolving Credit Facility

On October 1, 2021, in connection with the closing of the Merger, we entered into a new revolving credit facility (the “New Facility”) with DNB Bank ASA, London Branch, as agent (the “Agent”), with total commitments of $200.0 million, of which $130.0 million was available for drawdowns as loans and $70.0 million was available for letters of credit. Subject to the terms of the New Facility, we had the ability to increase the commitments to $250.0 million. Proceeds of the New Facility may be used for general corporate and working capital purposes.

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

On July 28, 2022, the Company and the lenders increased the total commitments available for letters of credit under the New Facility by $18.0 million to $88.0 million. Total commitments available for drawdowns as loans under the New Facility remains $130.0 million.

Please see Note 16 “Interest bearing loans” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Cash flow from operating, investing and financing activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Net cash (used in) provided by operating activities	$(12,774)	$454
Net cash used in investing activities	(40,608)	(53,463)
Net cash used in financing activities	(23,333)	(1,201)
Effect of exchange rate changes on cash activities	(6,418)	(627)
Net decrease to cash and cash equivalents and restricted cash	$(83,133)	$(54,837)

Analysis of cash flow changes between the nine months ended September 30, 2022 and September 30, 2021

Net cash (used in) provided by operating activities

Net cash used in operating activities was $12.8 million during the nine months ended September 30, 2022 as compared to net cash provided by operating activities of $0.5 million during the nine months ended September 30, 2021. The increase in net cash used in operating activities of $13.3 million for the nine months ended September 30, 2022 was primarily due to an increase in net working capital of $62.1 million, higher tax payments of $8.6 million and higher payments for merger and integration and severance expense of $5.5 million, partially offset by an increase in Adjusted EBITDA of $60.7 million and an increase in dividends from joint ventures of $2.1 million for the nine months ended September 30, 2022.

Adjusted cash flows from operations during the nine months ended September 30, 2022 was $16.4 million as compared to Adjusted cash flows from operations of $24.2 million during the nine months ended September 30, 2021. Our primary uses of cash from operating activities were capital expenditures and funding obligations related to our financing arrangements.

Net cash used in investing activities

Net cash used in investing activities was $40.6 million during the nine months ended September 30, 2022 as compared to $53.5 million during the nine months ended September 30, 2021, a decrease of $12.9 million. Our principal recurring investing activity is our capital expenditures. The decrease in net cash used in investing activities was primarily due to proceeds from sale / maturity of investments of $11.4 million, proceeds from disposal of assets of $6.6 million and reduction in capital expenditures of $2.9 million for the nine months ended September 30, 2022, partially offset by an acquisition of technology of $8.0 million during the current period.

Net cash used in financing activities

Net cash used in financing activities was $23.3 million during the nine months ended September 30, 2022 as compared to $1.2 million during the nine months ended September 30, 2021. The increase of $22.1 million in net cash used in financing activities is primarily due to a repurchase of common stock of $13.0 million, payments of payroll withholding taxes on stock-based compensation plans of $4.1 million and financed insurance premium of $5.1 million during the nine months ended September 30, 2022.

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

●	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations;
●	unique risks associated with our offshore operations;
●	political, economic and regulatory uncertainties in our international operations, including the impact of actions taken by OPEC+ with respect to production levels and the effects thereof;
●	our ability to develop new technologies and products;
●	our ability to protect our intellectual property rights;
●	our ability to attract, train and retain key employees and other qualified personnel;
●	operational safety laws and regulations;
●	international trade laws and sanctions;
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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the three months covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Please see Note 17 “Commitments and contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of repurchases of Company Common Stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
July 1 - July 31	--	$--	--	$37,004,400
August 1 - August 31	--	$--	--	$37,004,400
September 1 - September 30	--	$--	--	$37,004,400
Total	--	$--	--

1) This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. We administer cashless settlements and do not repurchase stock in connection with cashless settlements.

2) Our Board authorized a program to repurchase our common stock from time to time. Approximately $37.0 million remained authorized for repurchases as of September 30, 2022, subject to the limitation set in our shareholder authorization for repurchases of our common stock, which is approximately 10% of the common stock issued as of March 21, 2022.

Item 6.       Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Deed of Amendment to Articles of Association of Expro Group Holdings N.V., dated October 1, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).
10.1	Incremental Facility Notice, dated July 21, 2022, to the Revolving Facility Agreement by and among, inter alios, Expro Group Holdings N.V., as parent, the borrowers and guarantor party thereto, and DNB Bank ASA, London Branch as agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on August 4, 2022).
*10.2	Expro Group Holdings N.V. 2022 Long-Term Incentive Plan Restricted Stock Unit Agreement (Non-Executive Director Form).
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.1

The following materials from Expro Group Holdings N.V.’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*      Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRO GROUP HOLDINGS N.V.

Date:	November 3, 2022	By:	/s/ Quinn P. Fanning
Quinn P. Fanning
Chief Financial Officer
(Principal Financial Officer)