Form 10-K
period 2022-12-31
EXPRO GROUP HOLDINGS N.V.
filed 2023-02-23
CIK 1575828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $765.1 million.

As of February 21, 2023, there were 108,817,989 shares of common stock, €0.06 nominal value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Part III of this Form 10-K.

   EXPRO GROUP HOLDINGS N.V.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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

Our Operations

With roots dating to 1938, the Company is a leading provider of energy services, offering cost-effective, innovative solutions and what the Company considers to be best-in-class safety and service quality. The Company’s extensive portfolio of capabilities spans well construction, well flow management, subsea well access, and well intervention and integrity solutions. The Company provides services in many of the world’s major offshore and onshore energy basins, with operations in approximately 60 countries. The Company’s broad portfolio of products and services provides solutions to enhance production and improve recovery across the well lifecycle, from exploration through abandonment.

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

The table below shows our consolidated revenue and each segment’s revenue and percentage of consolidated revenue for the periods indicated (revenue in thousands):

	Year Ended			Percentage
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2022	December 31, 2021	December 31, 2020
NLA	$499,813	$193,156	$115,738	39.1%	23.4%	17.2%
ESSA	389,342	300,557	219,534	30.4%	36.4%	32.5%
MENA	201,495	171,136	194,033	15.7%	20.7%	28.7%
APAC	188,768	160,913	145,721	14.8%	19.5%	21.6%
Total Revenue	$1,279,418	$825,762	$675,026	100.0%	100.0%	100.0%

Our broad portfolio of products and services includes:

Well Construction
•	Our well construction products and services support customers’ new wellbore drilling, wellbore completion and recompletion, and wellbore plug and abandonment requirements. In particular, we offer advanced technology solutions in drilling, tubular running services, cementing and tubulars. With a focus on innovation, we are continuing to advance the way wells are constructed by optimizing process efficiency on the rig floor, developing new methods to handle and install tubulars and mitigating well integrity risks.

Well Management
Our well management offerings consist of well flow management, subsea well access and well intervention and integrity services:

•	Well flow management: We gather valuable well and reservoir data, with a particular focus on well-site safety and environmental impact. We provide global, comprehensive well flow management systems for the safe production, measurement and sampling of hydrocarbons from a well during the exploration and appraisal phase of a new field; the flowback and clean-up of a new well prior to production; and in-line testing of a well during its production life. We also provide early production facilities to accelerate production; production enhancement packages to enhance reservoir recovery rates through the realization of production that was previously locked within the reservoir; and metering and other well surveillance technologies to monitor and measure flow and other characteristics of wells.

•	Subsea well access: With over 35 years of experience providing a wide range of fit-for-purpose subsea well access solutions, our technology aims to ensure safe well access and optimized production throughout the lifecycle of the well. We provide what we believe to be the most reliable, efficient and cost-effective subsea well access systems for exploration and appraisal, development, intervention and abandonment, including an extensive portfolio of standard and bespoke Subsea Test Tree Assemblies, a rig-deployed Intervention Riser System and a vessel-deployed, wire through water Riserless Well Intervention System. We also provide systems integration and project management services.

•	Well intervention and integrity: We provide well intervention solutions to acquire and interpret well data, ensure well bore integrity and improve production. In addition to our extensive fleet of mechanical and cased hole wireline units, we have recently introduced a number of cost-effective, innovative well intervention services, including CoilHose™, a lightweight, small-footprint solution for wellbore lifting, cleaning and chemical treatments; Octopoda™, for fluid treatments in wellbore annuli; and Galea™, an autonomous well intervention solution. We also possess several other distinct technical capabilities, including non-intrusive metering technologies and wireless telemetry systems for reservoir monitoring.

Corporate Strategy

The combination of Legacy Expro and Frank’s brought together two companies with decades of market leadership to create a leading energy services provider with an extensive portfolio of capabilities across the well lifecycle. As a result of the Merger and the progress that we have made in integrating the business and operations of Legacy Expro and Frank’s, we believe we are well positioned to support our customers around the world, improve profitability and invest in emerging growth opportunities. Our corporate strategy is designed to leverage existing capabilities and position Expro as a solutions provider with a technologically differentiated offering. In particular, our objectives for 2023, which we expect will drive our performance in the year ahead, include: (i) exceeding industry expectations in regard to safety and operational performance; (ii) advancing our products and services portfolio to provide customers with cost-effective, innovative solutions to produce oil, gas and geothermal resources more efficiently and with a lower carbon footprint; (iii) improving financial performance by continuing to realize Merger-related synergies, sustaining our relentless drive for efficiency and better utilizing existing assets; (iv) nurturing our culture based on core values and agreed behaviors, empowering our people to be innovative, to be agile and responsive, and to embrace diversity; and (v) leveraging the power of data to improve our own business practices and to deliver more value to our customers.

Human Capital

At Expro, people are at the heart of our success and we are united by our Code of Conduct (“Code of Conduct”) and our core values; People, Performance, Partnerships, and Planet. We are committed to living our values through corporate responsibility efforts that help people across the globe live better lives and build sustainable, vibrant, stable communities where highly motivated people can engineer futures. We strive to consistently improve the ways in which we work to keep our employees safe, minimize our impact on the environment and to provide for robust and transparent governance.

As of December 31, 2022, we had approximately 7,600 employees worldwide. We are a party to collective bargaining agreements or other similar arrangements in certain international areas in which we operate. As of  December 31, 2022, approximately 17% of our employees were subject to collective bargaining agreements, with 8% being under agreements that expire within one year. We consider our relations with our employees to be positive. In the United States of America ("U.S."), where approximately 17% of our employees are located, most employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. Outside the U.S., we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. Based upon the geographic diversification of our employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.

Diversity and Inclusion

At Expro, we strive to be a safe, diverse, inclusive and people-focused company that positively impacts local communities and society. Most people recognize the importance of diversity at work and the benefits it can bring to an organization and its people. However, diversity is only half of the story. The other half is inclusion: building a work environment in which people feel valued for who they are, bring their whole selves to work and contribute fully. In an inclusive work environment, people with different backgrounds, religious beliefs, sexual orientations, ethnicity and other differences feel like they belong.

We are committed to ensure the equal treatment of all employees, job applicants and associated personnel regardless of race, color, nationality, ethnic or nation originals, sex, disability, age, religion or belief, or any other factors prohibited by law. We aim to create a work environment free of harassment and bullying, where everyone is treated with dignity and respect.

Diversity and inclusiveness are important to our current and future success by providing varied experiences, ideas and insights to inform decisions, identify new approaches, and solve business challenges. Our goal is to put the right people forward to do the right work for the right customers, in the right places, attracting, retaining and nurturing a talented and diverse workforce to turn our growth ambitions into reality.

Employee Learning and Development

We demonstrate our commitment to our values through our employee development initiatives. We invest in our people through learning and development programs that reinforce and update existing skill sets, and which develop employees’ competencies into new and complementary areas of expertise. Employees are empowered to drive their career progression through various learning platforms to facilitate achievement and career progression. A key tenet of our development is our strong performance management culture that enables and informs development plans and succession planning.

We also actively solicit employee feedback and constantly strive to make the Company an employer of choice, one such program being the 2022 Global Employee Survey which was carried out to understand and act upon areas where we can positively influence and develop Expro’s culture. We empower employees with an ownership mindset that encourages accountability and creativity, leading to new and better solutions.

Compensation and Benefits

We offer opportunities for a challenging career in an energetic and friendly work environment. Providing our workforce with a career path, training, fair pay, and challenging, rewarding work are key tenets of our success. Our benefit packages are tailored to the local market of operation and are designed to attract and retain the best talent in the industry.

Employee Health and Wellbeing

The health and wellbeing of our people is, and will continue to be, a priority at Expro. We appreciate that emotional wellbeing can affect how individuals face life every day, and acknowledge that anyone can suffer from poor mental or physical health at any time. As leaders, we understand the need to recognize when an individual needs help and we encourage all managers and employees to be approachable in providing time, support and mentorship.

We are committed to safeguarding our employees’ health and wellbeing and to providing encouragement to our teams to build supportive networks and a collaborative culture across our organization. An example of the programs we have put into place is our employee-driven regional online wellness hubs, which promote employee and cross-company participation in health and wellbeing initiatives.

In addition, we also offer 24/7 online support through resources within Expro’s Employee Assistance Program (“EAP”), which provides health and wellbeing support and advice globally. The EAP covers a wide range of subjects for employees and their families, delivered across multiple channels and languages.

Corporate Social Responsibility / Community Involvement

Across our global operations, we encourage and celebrate participation in diverse community activities which align with our values of People, Partnerships, Performance and Planet. From tree planting to supporting those less fortunate, we are proud of the work our teams continue to put back into our communities. Our company-wide social steering committee helps to champion our social efforts. This team acts as a conduit for the broader employee community to gain input and perspective to ultimately support in enhancing our culture.

Safety

Safety is a critical component of our People and Performance core values. Many of our customers have safety standards we must satisfy before we can perform services. We continually monitor and seek to improve our safety performance through the evaluation of safety observations, job and customer surveys, and safety data. The primary measures for our safety performance are the tracking of the Lost Time Injury Frequency rate (“LTIF”) and the Total Recordable Case Frequency rate (“TRCF”). LTIF is a measure of the frequency of injuries that result in lost work time, normalized on the basis of per million man-hours worked. TRCF is a measure of the frequency of recordable workplace injuries, normalized on the basis of per million man-hours worked. A recordable injury includes occupational death, nonfatal occupational illness, and other occupational injuries that involve loss of consciousness, lost time injuries, restriction of work or motion cases, transfer to another job, or medical treatment cases other than first aid.

The table below presents the worldwide LTIF and TRCF for the Company for the year ended December 31, 2022 and on a combined basis for Legacy Expro and Frank’s for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
LTIF	0.36	0.46	0.34
TRCF	1.07	1.31	1.34

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

We require every employee worldwide to certify compliance with our Code of Conduct annually as well as to bi-annually complete an online Code of Conduct training course, which addresses conflicts of interest, confidentiality, fair dealing with others, proper use of company assets, compliance with laws, insider trading, maintenance of books and records, zero tolerance for discrimination and harassment in the work environment. We encourage reporting of violations of our Code of Conduct and other policies, and we have safeguards to prevent retribution against persons that report potential violations in good faith.

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

Our ability to source low-cost raw materials and components, such as steel castings and forgings, is critical to our ability to manufacture our products competitively. In order to purchase raw materials and components in a cost-effective manner, we have sought to develop a broad international sourcing capability and we maintain quality assurance and testing programs to analyze and test these raw materials and components.

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

Customers

We derive our revenue from services and product sales to customers primarily in the oil and gas industry. No single customer accounted for more than 10% of our revenue for the years ended December 31, 2022 and 2021. One customer in our MENA segment accounted for 16% of our consolidated revenue for the year ended December 31, 2020.

Competition

The markets in which we operate are competitive. We compete with a number of companies, some of which have financial and other resources greater than ours. We believe the principal competitive factors in the markets in which we participate include the technologies and solutions offered; the quality, price and availability of products and services; safety and service quality; operating footprint; and responsiveness to customer needs.

We believe several factors support our strong competitive position. Our portfolio of technology-enabled products and services fulfill a wide range of our customers’ requirements. We also seek to differentiate ourselves from our competitors by providing a high level of customer service, by providing innovative products and solutions, and by supporting our customers on a global basis. Finally, our quality assurance systems, experienced personnel, and track record all support a strong reputation for safe operations, environmental stewardship, compliance with laws, and ethical commercial engagement.

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

Climate Change

Climate change continues to attract considerable attention in the U.S. and other countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases (“GHGs”) as well as to restrict or eliminate such future emissions. As a result, our operations are subject to a series of regulatory, political, litigation, and financial risks associated with the transport of fossil fuels and emission of GHGs.

Separately, various governments have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is a non-binding agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. While the U.S. withdrew from the Paris Agreement under the Trump Administration, effective November 4, 2020, President Biden issued an executive order on January 20, 2021 recommitting the U.S. to the Paris Agreement. Under the Paris Agreement, the Biden Administration has committed the United States to reducing its greenhouse gas emissions by 50 - 52% from 2005 levels by 2030. In November 2021, the U.S. and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions by 30% by 2030, and cooperating toward the advancement of the development of clean energy. With the U.S. recommitting to the Paris Agreement, executive orders may be issued or federal legislation or regulatory initiatives may be adopted to achieve the agreement’s goals. Within the U.S., President Biden signed into law the Inflation Reduction Act in August 2022, which contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies, which could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels.

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

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas, which could reduce demand for our services and products. Additionally, political, litigation and financial risks may result in our oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our services and products. Moreover, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal, tidal and biofuels) could reduce demand for hydrocarbons, and therefore for our products and services, which would lead to a reduction in our revenues. Over time, one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice in the oil and gas industry. The process involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. While we may provide supporting products through our cementing product offering, we do not perform hydraulic fracturing, but many of our onshore customers utilize this technique. Certain environmental advocacy groups and regulatory agencies have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources and may cause earthquakes. Various governmental entities (within and outside the U.S.) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly. Additionally, states and local governments may also seek to limit hydraulic fracturing activities through time, place, and manner restrictions on operations or ban the process altogether. The adoption of legislation or regulatory programs that restrict hydraulic fracturing could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our services. There also exists the potential for states and local governments to pursue new or amended laws, regulations, executive actions and other regulatory initiatives that could impose more stringent restrictions on hydraulic fracturing, including potential restrictions on hydraulic fracturing by banning new oil and gas permitting on federal lands.

Offshore Regulatory and Marine Safety

Spurred on by environmental and safety concerns, governing bodies from time to time have pursued moratoria and legislation or regulatory initiatives that would materially limit or prohibit offshore drilling in certain areas, including areas where we or our oil and gas exploration and production customers conduct operations such as on the federal Outer Continental Shelf waters in the U.S. and Gulf of Mexico.

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

Available Information

Our principal executive offices are located at 1311 Broadfield Boulevard, Suite 400, Houston, Texas 77084, and our telephone number at that address is (713) 463-9776. Our website address is www.expro.com, and we make available free of charge through our website our Annual Reports on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Our website also includes general information about us, including our Code of Conduct, Financial Code of Ethics, Corporate Governance Guidelines, Whistleblower Policy and charters for the Audit Committee, Compensation Committee and the Environmental, Social and Governance Committee of our Board of Directors (the “Board”). We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by Securities and Exchange Commission (“SEC”) rules. Also, it is our intention to provide disclosure of amendments and waivers by website posting. Information on our website or any other website is not incorporated by reference herein and does not constitute a part of this report.

Information about Our Executive Officers and Other Key Employees

The following table sets forth, as of February 21, 2023, the names, ages and experience of our executive officers and other key employees, including all offices and positions held by each for the past five years.

Name	Age	Current Position and Five-Year Business Experience
Michael Jardon	53	President and Chief Executive Officer and Director, since October 2021; Chief Executive Officer, Legacy Expro, from April 2016 to October 2021; various technical and executive roles, Legacy Expro, Vallourec and Schlumberger Limited, from 1992 to 2016.
Quinn Fanning	59	Chief Financial Officer, since October 2021; Chief Financial Officer, Legacy Expro, from October 2019 to October 2021; Executive Vice President, Tidewater Inc., from July 2008 to March 2019, Chief Financial Officer, Tidewater Inc., from September 2008 to November 2018; investment banker with Citigroup Global Markets, Inc., from 1996 to 2008.
Alistair Geddes	60	Chief Operating Officer, since October 2021; Chief Operating Officer, Legacy Expro, from 2019 to October 2021; Executive Vice President, Product Lines, Technology and Business Development, Legacy Expro, from 2014 to 2019; various technical and executive roles, Expro, ExxonMobil, BG Group and Weatherford International plc from 1984 to 2014.
Steven Russell	55	Chief Technology Officer, since October 2021; Senior Vice President, Operations, Frank’s, from November 2019 to October 2021; President, Tubular Running Services, Frank’s, from June 2018 to November 2019; Senior Vice President, Human Resources, Frank’s, May 2017 to June 2018; Vice President, Human Resources, Archer Ltd., from January 2011 to May 2017; various technical and executive roles, Schlumberger Limited, from 1990 to 2011.
John McAlister	56	General Counsel and Secretary, since October 2021; Group General Counsel, Legacy Expro, from June 2006 to October 2021; solicitor, Clifford Chance, and various executive roles, BG Group, Lattice Group plc and National Grid plc, from 1991 to 2006.
Michael Bentham	60	Principal Accounting Officer, since October 2021; Principal Accounting Officer and Vice President, Legacy Expro, from October 2019 to October 2021; Chief Financial Officer, Legacy Expro, from July 2017 to October 2019; IDS Product Line Controller, Schlumberger Limited, from July 2016 to July 2017; Vice President Finance MI Swaco, Schlumberger Limited, from August 2012 to June 2016.
Keith Palmer	63	Primary Integration Lead, since October 2021; Primary Integration Lead, Legacy Expro, from September 2021 to October 2021; Executive Vice President – Product Lines, Legacy Expro, from May 2019 to September 2021; Vice President Asia Pacific, Legacy Expro, from May 2016 to May 2019; President Expro PTI, Legacy Expro, from January 2015 to May 2016.
Natalie Questell	49	Senior Vice President, Human Resources, since October 2021; Vice President of Human Resources, Frank’s, from June 2018 to October 2021; Director of Global Total Rewards and HRIS, Frank’s, from 2015 to June 2018.
Karen David-Green	54	Chief Communications, Stakeholder, and Sustainability Officer, since October 2021; Chief Communications, Stakeholder, and Sustainability Officer, Legacy Expro, from June 2021 to October 2021; previously Senior Vice President, Stakeholder Engagement & Chief Marketing Officer, Weatherford International plc.

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

Our business depends on the level of activity in oil and gas exploration, development and production in market sectors worldwide. Oil and gas prices and market expectations of potential changes in these prices significantly affect this level of activity. However, higher commodity prices do not necessarily translate into increased drilling or well construction and completion activity, since customers’ expectations of future commodity prices typically drive demand for our services and products. In addition, the effects of world events, such as the COVID-19 pandemic, the Russian war in Ukraine and an economic slowdown or recession in the U.S. and other countries, have and may continue to materially impact the demand for crude oil and natural gas, which has contributed further to price volatility. Prices are also impacted by decisions made by the Organization of the Petroleum Exporting Countries (“OPEC”) plus the countries of Azerbaijan, Bahrain, Brunei, Kazakhstan, Malaysia, Mexico, Oman, Russia, South Sudan and Sudan (together with OPEC, “OPEC+”) to either increase or cut production of oil and gas as well as their compliance with those decisions. Global economic conditions have a significant impact on oil and natural gas prices, and any stagnation or deterioration in these conditions could result in less demand for our products and services and could cause our customers to reduce their planned capital spending. Adverse global economic conditions also may cause our customers, vendors and/or suppliers to lose access to the financing necessary to sustain or increase their current level of operations, fulfill their commitments and/or fund future operations and obligations. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of our products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. These risks are greater during periods of low or declining commodity prices. As a result of declining commodity prices, certain of our customers may be unable to pay their vendors and service providers, including us. A prolonged reduction in oil and natural gas prices may require us to record asset impairments. Such a potential impairment charge could have a material adverse impact on our operating results.

The availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect the demand for our services and products. Worldwide military, political, economic and public health events have in the past contributed to volatility in demand and prices for oil and gas and continue to do so at present.

Demand for our offshore services and products substantially depends on the level of activity in offshore oil and gas exploration, development and production. The level of offshore activity is historically cyclical and characterized by large fluctuations in response to relatively minor changes in a variety of factors, including oil and gas prices. Other factors that influence the demand for offshore services can include:

•	hurricanes, ocean currents and other adverse weather conditions;
•	terrorist attacks and piracy;
•	failure of offshore equipment and facilities;
•	local and international political and economic conditions and policies and regulations related to offshore drilling;
•	territorial disputes involving sovereignty over offshore oil and gas fields;
•	unavailability of offshore drilling rigs in the markets that we operate;
•	the cost of offshore exploration for, and production and transportation of, oil and gas;
•	successful exploration for, and production and transportation of, oil and gas from onshore sources;
•	the technical specifications of wells including depth of wells and complexity of well design;
•	demand for, availability of and technological viability of alternative sources of energy;
•	technological advances affecting energy exploration, production, transportation and consumption;
•	the availability and rate of discovery of new oil and gas reserves in offshore areas;
•	the availability of infrastructure to support oil and gas operations; and
•	the ability of oil and gas companies to generate or otherwise obtain funds for exploration and production.

While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our business, financial condition and results of operations.

Physical dangers and operating hazards are inherent in our operations and may expose us to significant potential losses.

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

We may face significant warranty, contract and other litigation claims and incur substantial fines, liabilities or losses as a result of these hazards. Our insurance and contractual indemnity protection may not be sufficient or effective to protect us under all circumstances or against all risks. The occurrence of a significant event, against which we are not fully insured or indemnified or the failure of a customer to meet its indemnification obligations to us, could materially and adversely affect our results of operations and financial condition.

We may not be fully indemnified against financial losses in all circumstances where damage to or loss of property, personal injury, death or environmental harm occur.

As is customary in our industry, our contracts typically provide that our customers indemnify us for claims arising from the injury or death of their employees, the loss or damage of their equipment, damage to the reservoir, pollution emanating from the customer’s equipment or from the reservoir (including uncontained oil flow from a reservoir) and catastrophic events, such as a well blowout, fire or explosion. Conversely, we typically indemnify our customers for claims arising from the injury or death of our employees, the loss or damage of our equipment, or pollution emanating from our equipment.

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

We are exposed to risks inherent in doing business in each of the countries in which we operate, including, but not limited to, the following:

•	political, social and economic instability;
•	potential expropriation, seizure or nationalization of assets, and trapped assets;
•	deprivation of contract rights;
•	inflationary pressures;
•	increased operating costs;
•	inability to collect revenue due to shortages of convertible currency;
•	unwillingness of foreign governments to make new onshore and offshore areas available for drilling;
•	civil unrest and protests, strikes, acts of terrorism, war or other armed conflict;
•	import/export quotas;
•	confiscatory taxation or other adverse tax policies;
•	continued application of foreign tax treaties;
•	currency exchange controls;
•	currency exchange rate fluctuations and devaluations;
•	restrictions on the repatriation of funds; and
•	other forms of government regulation which are beyond our control.

Instability and disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business, including economically and politically volatile areas such as Eastern Europe, Africa and the Middle East, could cause or contribute to factors that could have an adverse effect on the demand for the products and services we provide. Worldwide political, economic, and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. In particular, heightened levels of uncertainty related to the ongoing Russian war in Ukraine, may lead to additional economic sanctions by the U.S. and the international community and could further disrupt financial and commodities markets. Depending on the market prices of oil and gas, oil and gas exploration and development companies may cancel or curtail their drilling or other programs, thereby reducing demand for our services.

In addition, in some countries our local managers may be personally liable for the acts of the Company, and may be subject to prosecution, detention, and the assessment of monetary levies, fines or penalties, or other actions by local governments in their individual capacity. Any such actions taken against our local managers could cause disruption of our business and operations and could cause us to incur significant costs.

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

The markets for our services and products are characterized by continual technological developments. Substantial improvements in the scope and quality of the equipment in the markets in which we operate may occur over a short period of time. Alternative products and services have been and may in the future be developed which compete with or displace our products and services. If we are not able to develop commercially competitive products in a timely manner, our ability to service our customers’ demands may be adversely affected.

We may encounter resource constraints, technical barriers, or other difficulties that would delay introduction of new services and products in the future. Our competitors may introduce new products or obtain patents before we do and achieve a competitive advantage. Additionally, the time and expense invested in product development may not result in commercial applications.

It may also be possible for a third party to design around our patents. Patent rights have territorial limits. We may not be able to enforce our patents against infringement occurring in international waters and other “non-covered” territories. We do not have patents in every jurisdiction in which we conduct business and our patent portfolio will not protect all aspects of our business and may relate to obsolete or unusual methods, which would not prevent third parties from entering the same market.

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

Certain of our product lines depend on a limited number of third party suppliers. As a result of this concentration in some of our supply chains, our business and operations have been and may in the future be negatively affected if our key suppliers were to experience significant disruptions affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of any one of our key suppliers, or a significant adverse change in the relationship with any of these suppliers, through consolidation or otherwise, would limit our ability to manufacture or sell certain of our products.

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

Increasing focus on ESG factors has led to enhanced interest in, and review of performance results by investors, banks, institutional lenders and other stakeholders, and the potential for reputational risk. Regulatory requirements related to ESG or sustainability reporting have been issued in the European Union (“EU”) that apply to financial market participants, with implementation and enforcement starting in 2021. In the U.S., such regulations have been issued related to pension investments in California, and for the responsible investment of public funds in Illinois. Additional regulation is pending in other states and federally, including the recent release of proposed rules by the SEC that would require companies to enhance and standardize disclosures related to climate change, specifically those associated with physical risks and transitional risks. We expect regulatory requirements related to ESG matters to continue to expand globally. The Company is committed to transparent and comprehensive reporting of our sustainability performance. If we are not able to meet future sustainability reporting requirements of regulators or current and future expectations of investors, customers or other stakeholders, our business and ability to raise capital may be adversely affected.

Events outside of our control, including the ongoing COVID-19 pandemic, have and may further materially adversely affect our business.

We face risks related to pandemics, epidemics, outbreaks or other public health events that are outside of our control and could significantly disrupt our operations and adversely affect our financial condition, including the ongoing COVID-19 pandemic which continues to cause significant global economic disruption. Any prolonged period of economic slowdown or recession in the U.S. and other countries or similar other events outside our control may negatively impact crude oil prices and the demand for our products and services and could have significant adverse consequences on our financial condition and the financial condition of our customers, suppliers and other counterparties, the ultimate impact of which is difficult to predict.

Our business could be negatively affected by cybersecurity threats and other disruptions.

We rely heavily on information systems to conduct and protect our business. These information systems are increasingly subject to sophisticated cybersecurity threats such as unauthorized access to data and systems, loss or destruction of data (including confidential customer information), computer viruses, ransomware, or other malicious code, phishing and cyberattacks, and other similar events. These threats arise from numerous sources, not all of which are within our control, including fraud or malice on the part of third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, or outbreaks of hostilities or terrorist acts. Geopolitical tensions or conflicts, such as the Russian war in Ukraine, may further heighten the risk of cyberattacks.

Given the rapidly evolving nature of cyber threats, there can be no assurance that the systems we have designed and implemented to prevent or limit the effects of cyber incidents or attacks will be sufficient in preventing all such incidents or attacks or avoiding a material impact to our systems when such incidents or attacks do occur. We have experienced, and expect to continue to experience, cyber intrusions and attacks to our information systems and our operational technology. To our knowledge, none of these incidents or attacks have resulted in a material cybersecurity intrusion or data breach.

If we were to be subject to a cyber incident or attack in the future, it could result in the disclosure of confidential or proprietary customer information, theft or loss of intellectual property, damage to our reputation with our customers and the market, failure to meet customer requirements or customer dissatisfaction, theft or exposure to litigation, damage to equipment (which could cause environmental or safety issues) and other financial costs and losses. A cyberattack or security breach could result in liability under data privacy laws, regulatory penalties, damage to our reputation or loss of confidence in us, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences. In addition, as cybersecurity threats continue to evolve, we may be required to devote additional resources to continue to enhance our protective measures or to investigate or remediate any cybersecurity vulnerabilities.

Our executive officers and certain key personnel are critical to our business, and these officers and key personnel may not remain with us in the future.

We depend on the efforts of our executive officers and other key employees to manage our operations. The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business.

If we are unable to adapt our business to the effects of the energy transition in a timely and effective manner, our financial condition and results of operations could be negatively impacted.

The transition of the global energy sector from primarily a fossil fuel-based system to renewable energy sources could affect our customers’ levels of expenditures. Reduced activity in our areas of operation as a result of decreased capital spending could have a negative long-term impact on our business. Our business will need to adapt to changing customer preferences and government requirements. If the energy transition occurs faster than anticipated or in a manner we do not anticipate, demand for our services and products could be adversely affected. In addition, if we fail or are perceived to not effectively implement an energy transition strategy, or if investors, banks or institutional lenders shift funding away from companies in fossil fuel-related industries, our access to capital or the market for our securities could be negatively impacted.

The failure to integrate successfully the businesses of Frank’s and Legacy Expro could adversely affect the Company’s future results.

Prior to the Merger, Frank’s and Legacy Expro operated independently. During 2022, we substantially completed the integration of Frank's and Legacy Expro into the combined Company.

The success of the Merger, including anticipated benefits and cost savings, depends, in part, on our ability to successfully integrate the legacy companies. The integration of our operations following the Merger is a complex, and time-consuming process which began in October 2021 upon the closing of the Merger and remains ongoing. If we experience difficulties in this process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on us for an undetermined period. There can be no assurances that we will be successful or that we will realize the expected operational and financial scale, increased free cash flow, or enhanced corporate returns on invested capital currently anticipated from the Merger.

We are also incurring substantial integration-related costs related to the large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including accounting and finance, asset management, benefits, billing, health, safety and environmental, human resources, maintenance, marketing, payroll and purchasing. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the integration of our operations.

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

Restrictions in the agreement governing our Revolving Credit Facility ("RCF") could adversely affect our business, financial condition, results of operations and stock price.

The operating and financial restrictions in our RCF and any future financing agreements could restrict our ability to finance future operations or capital needs, or otherwise pursue our business activities. These limit our and our subsidiaries' ability to, among other things, prepay certain indebtness and pay dividends or buyback shares. Furthermore, our RCF contains financial covenants which if we fail to comply with could result in an event of default, which, if not cured or waived, would permit the exercise of remedies against us that could have a material adverse effect on our business, results of operations and financial position. In addition, any borrowings under our RCF may be at variable rates of interest that expose us to interest rate risk. If interest rates continue to increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows will correspondingly decrease.

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

In addition, we depend on the demand for our services and products from the oil and gas industry. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry in general. For example, the adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect our operations by limiting demand for our services and products. In addition, some non-U.S. countries may adopt regulations or practices that give advantage to indigenous oil companies in bidding for oil leases or require indigenous companies to perform oilfield services currently supplied by the Company and other international service companies. To the extent that such companies are not our customers, or we are unable to develop relationships with them, our business may suffer. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

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

Our oil and gas exploration and production customers’ operations in the U.S. and other countries are subject to stringent federal, state and local legal requirements governing environmental protection. These requirements may take the form of laws, regulations, executive actions and various other legal initiatives. See Part I, Item 1. “Business – Environmental and Occupational Health and Safety Regulation” for more discussion on these matters. Compliance with these regulations and other regulatory initiatives, or any other new environmental laws and regulations could, among other things, require us or our customers to install new or modified emission controls on equipment or processes, incur longer permitting timelines, and incur significantly increased capital or operating expenditures, which costs may be significant. Additionally, one or more of these developments that impact our customers could reduce demand for our products and services, which could have a material adverse effect on our business, results of operations and financial condition.

Our operations may be adversely affected by various laws and regulations in countries in which we operate relating to the equipment and operation of drilling units, oil and gas exploration and development, as well as import and export activities.

Governing bodies have enacted and may propose legislation or regulations that would materially limit or prohibit drilling in certain areas. The issuance of more stringent safety and environmental guidelines, regulations or moratoria for drilling could disrupt, delay or cancel drilling operations, increase the cost of drilling operations or reduce the area of operations for drilling. If laws are enacted or other governmental action is taken that restricts or prohibits drilling in our expected areas of operation, demand for our services and products could be reduced and our business could be materially adversely affected.

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

We operate internationally and in some countries with high levels of perceived corruption commonly gauged according to the Transparency International Corruption Perceptions Index. We must comply with complex foreign and U.S. laws including the United States Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010 and the United Nations Convention Against Corruption, which prohibit engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We do business and may in the future do additional business in countries and regions in which we may face, directly or indirectly, corrupt demands by officials, tribal or insurgent organizations, or by private entities in which corrupt offers are expected or demanded. Furthermore, many of our operations require us to use third parties to conduct business or to interact with people who are deemed to be governmental officials under the anticorruption laws. Thus, we face the risk of unauthorized payments or offers of payments or other things of value by our employees, contractors or agents. It is our policy to implement compliance procedures to prohibit these practices. However, despite those safeguards and any future improvements to them, our employees, contractors, and agents may engage in conduct for which we might be held responsible, regardless of whether such conduct occurs within or outside the U.S. We may also be held responsible for any violations by an acquired company that occur prior to an acquisition, or subsequent to the acquisition but before we are able to institute our compliance procedures. In addition, our non-U.S. competitors that are not subject to the FCPA or similar anticorruption laws may be able to secure business or other preferential treatment in such countries by means that such laws prohibit with respect to us. A violation of any of these laws, even if prohibited by our policies, may result in severe criminal and/or civil sanctions and other penalties, and could have a material adverse effect on our business. Actual or alleged violations could damage our reputation, be expensive to defend, and impair our ability to do business.

We have conducted an internal investigation of the operations of certain of Frank’s foreign subsidiaries in West Africa including possible violations of the FCPA, our policies and other applicable laws. In  June 2016, we voluntarily disclosed the existence of our internal review to the SEC and the U.S. Department of Justice (“DOJ”). The DOJ has provided a declination, subject to the Company and the SEC reaching a satisfactory settlement of civil claims. We are discussing a possible resolution with the SEC and, based on the course of these discussions to date, we believe that a final resolution of this matter is likely to include a civil penalty in the amount of approximately $8 million. While we believe the final resolution of this matter is nearing a conclusion, there can be no assurance as to the timing or the terms of any final resolution, including the amount of any civil penalty, or that a settlement will be reached at all. In the event a settlement is not reached, litigation may ensue and, accordingly, the actual loss incurred in connection with this matter could exceed the expected amount and may have a material adverse effect on our financial position, results of operations or cash flows.

Compliance with laws and regulations on trade sanctions and embargoes including those administered by the United States Department of the Treasury’s Office of Foreign Assets Control also poses a risk to us. We cannot provide products or services to or in certain countries subject to U.S. or other international trade sanctions or to certain individuals and entities subject to sanctions. Furthermore, the laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. Any failure to comply with applicable trade-related laws and regulations, even if prohibited by our policies, could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments and loss of import and export privileges. It is our policy to implement procedures concerning compliance with applicable trade sanctions, export controls, and other trade-related laws and regulations. However, despite those safeguards and any future improvements to them, our employees, contractors, and agents may engage in conduct for which we might be held responsible, regardless of whether such conduct occurs within or outside the U.S. We may also be held responsible for any violations by an acquired company that occur prior to an acquisition, or subsequent to the acquisition but before we are able to institute our compliance procedures.

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

In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information security in the U.S. and in various countries in which we operate. In addition, legislators and/or regulators in the U.S., the EU and other jurisdictions in which we operate are increasingly adopting or revising privacy, data protection and information security laws that could create compliance uncertainty and could increase our costs or require us to change our business practices in a manner adverse to our business. Compliance with current or future privacy, data protection and information security laws could significantly impact our current and planned privacy, data protection and information security related practices, our collection, use, sharing, retention and safeguarding of employee information and information regarding others with whom we do business. Our failure to comply with privacy, data protection and information security laws could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation. For example, the EU’s General Data Protection Regulations 2016/679 (the “GDPR”), as supplemented by any national laws (such as in the United Kingdom (“U.K.”), the Data Protection Act 2018) and further implemented through binding guidance from the European Data Protection Board, came into effect on May 25, 2018. The GDPR expanded the scope of the EU data protection law to all foreign companies processing personal data of European Economic Area individuals and imposed a stricter data protection compliance regime, including the introduction of administrative fines for non-compliance, as well as the right to compensation for financial or non-financial damages claimed by any individuals under Article 82 GDPR. Our business may also face reputational damages as a result of any personal data breach or violation of the GDPR.

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

In addition, if a third party is liable to a Dutch company, under Dutch law shareholders generally do not have the right to bring an action on behalf of the company or to bring an action on their own behalf to recover damages sustained as a result of a decrease in value, or loss of an increase in value, of their ordinary shares. Only in the event that the cause of liability of such third party to the company also constitutes a tortious act directly against such shareholder and the damages sustained are permanent, may that shareholder have an individual right of action against such third party on its own behalf to recover damages. The Dutch Civil Code provides for the possibility to initiate such actions collectively. A foundation or an association whose objective, as stated in its articles of association, is to protect the rights of persons having similar interests may institute a collective action. The collective action cannot result in an order for payment of monetary damages but may result in a declaratory judgment (verklaring voor recht), for example declaring that a party has acted wrongfully or has breached a fiduciary duty. The foundation or association and the defendant are permitted to reach (often on the basis of such declaratory judgment) a settlement which provides for monetary compensation for damages. A designated Dutch court may declare the settlement agreement binding upon all the injured parties, whereby an individual injured party will have the choice to opt-out within the term set by the court (at least three months). Such individual injured party may also individually institute a civil claim for damages within the before mentioned term.

Furthermore, certain provisions of Dutch corporate law have the effect of concentrating control over certain corporate decisions and transactions in the hands of our Board. As a result, holders of our shares may have more difficulty in protecting their interests in the face of actions by members of our Board than if we were incorporated in the U.S. In the performance of its duties, our Board will be required by Dutch law to act in the interest of the Company and its affiliated business, and to consider the interests of our company, our shareholders, our employees and other stakeholders in all cases with reasonableness and fairness. It is possible that some of these parties will have interests that are different from, or in addition to, interests of our shareholders.

Our articles of association and Dutch corporate law contain provisions that may discourage a takeover attempt.

Provisions contained in our amended and restated articles of association and the laws of the Netherlands could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Provisions of our articles of association impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. Among other things, these provisions do not provide for shareholder action by written consent, thereby requiring all shareholder actions to be taken at a general meeting of shareholders.

In addition, based on Dutch corporate law and our articles of association, the 2022 annual general meeting of shareholders has authorized our Board, for a period of eighteen months as of the date of the 2022 annual meeting, to issue common stock, up to 20% of the issued share capital, for any legal purpose, which could include defensive purposes, without further shareholder approval being needed.

These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.

It may be difficult for you to obtain or enforce judgments against us or some of our executive officers and directors in the U.S. or the Netherlands.

We were formed under the laws of the Netherlands and, as such, the rights of holders of our ordinary shares and the civil liability of our directors will be governed by the laws of the Netherlands and our amended and restated articles of association.

In the absence of an applicable convention between the U.S. and the Netherlands providing for the reciprocal recognition and enforcement of judgments (other than arbitration awards and divorce decrees) in civil and commercial matters, a judgment rendered by a court in the U.S. will not automatically be recognized by the courts of the Netherlands. In principle, the courts of the Netherlands will be free to decide, at their own discretion, if and to what extent a judgment rendered by a court in the United States should be recognized in the Netherlands.

Without prejudice to the above, in order to obtain enforcement of a judgment rendered by a U.S. court in the Netherlands, a claim against the relevant party on the basis of such judgment should be brought before the competent court of the Netherlands. During the proceedings such court will assess, when requested, whether a foreign judgment meets the above conditions. In the affirmative, the court may order that substantive examination of the matter shall be dispensed with. In such case, the court will confine itself to an order reiterating the foreign judgment against the party against whom it had been obtained. Otherwise, a new substantive examination will take place.

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

Under our amended and restated articles of association, we will indemnify and hold our officers and directors harmless against all claims and suits brought against them, subject to limited exceptions. Under our amended and restated articles of association, to the extent allowed by law, the rights and obligations among or between us, any of our current or former directors, officers and employees and any current or former shareholder will be governed exclusively by the laws of the Netherlands and subject to the jurisdiction of Dutch courts, unless those rights or obligations do not relate to or arise out of their capacities listed above. Although there is doubt as to whether U.S. courts would enforce such provision in an action brought in the U.S. under U.S. securities laws, this provision could make judgments obtained outside of the Netherlands more difficult to have recognized and enforced against our assets in the Netherlands or jurisdictions that would apply Dutch law. Insofar as a release is deemed to represent a condition, stipulation or provision binding any person acquiring our ordinary shares to waive compliance with any provision of the Securities Act or of the rules and regulations of the SEC, such release will be void.

Certain of the shareholders of the Company have the ability to exercise significant influence over certain corporate actions.

Entities affiliated with Oak Hill Advisors, L.P. and members of the Mosing family and entities they control could have significant influence over the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to the articles of association of the Company and the approval of mergers and other significant corporate transactions. Their influence over the Company may have the effect of delaying or preventing a change of control or may adversely affect the voting and other rights of other shareholders. In addition, entities affiliated with Oak Hill Advisors, L.P. have the right to designate (i) two persons as its nominees for election to the Board as non-executive directors for so long as the Oak Hill Group (as defined in the Director Nomination Agreement) collectively owns shares of Common Stock equal to at least 20% of the total shares outstanding and (ii) one person as its nominee for election to the Board as a non-executive director for so long as the Oak Hill Group collectively owns shares of Common Stock equal to at least 10% (but less than 20%) of the total shares outstanding. Upon the Oak Hill Group ceasing to collectively own shares of Common Stock equal to at least 10% of the total shares outstanding, Oak Hill Advisors will not have a right to designate a director to the Board. Further, members of the Mosing family have the right to designate one person as their nominee for election to the Board as a non-executive director. Upon the Mosing Family Members (as defined in the Director Nomination Agreement) ceasing to collectively own shares of Common Stock equal to at least 10% of the total shares outstanding, the members of the Mosing family will not have a right to designate a director to the Board. Finally, if these shareholders were in the future to sell all or a material number of shares of Company Common Stock, the market price of Company’s Common Stock could be negatively impacted.

Risks Related to Tax Matters

Changes in tax laws, treaties or regulations or adverse outcomes resulting from examination of our tax returns could adversely affect our financial results.

Our future effective tax rates could be adversely affected by changes in tax laws, treaties and regulations, both in the U.S. and internationally. Tax laws, treaties and regulations are highly complex and subject to interpretation. Consequently, we are subject to changing tax laws, treaties and regulations in and between countries in which we operate or are resident. Our income tax expense is based upon the interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations, or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. If any country successfully challenges our income tax filings based on our structure, or if we otherwise lose a material tax dispute, our effective tax rate on worldwide earnings could increase substantially and our financial results could be materially adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In order to design, manufacture and service the proprietary equipment that support our operations, as well as the products that we offer for sale directly to external customers, we maintain several manufacturing and service facilities around the world. We currently provide our services and products in approximately 60 countries.

The following table details our material facilities by segment, owned or leased by us as of December 31, 2022.

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

On February 21, 2023, we had 108,817,989 shares of common stock outstanding. The common shares outstanding at February 21, 2023, were held by approximately 20 record holders. The actual number of shareholders is greater than the number of holders of record.

Dividend Policy

The declaration and payment of future dividends will be at the discretion of our Board and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements, restrictions contained in our financing agreements and general business conditions. Accordingly, there can be no assurance that we will pay dividends.

Unregistered Sales of Equity Securities

We did not have any sales of unregistered equity securities during the year ended December 31, 2022, that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

On June 16, 2022, the Board approved a new stock repurchase program, under which we are authorized to acquire up to $50.0 million of our outstanding common stock through November 24, 2023 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we may repurchase shares of our common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program is being utilized at management’s discretion and in accordance with U.S. federal securities laws. The timing and actual numbers of shares repurchased, if any, will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate us to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. From the inception of this program in June 2022 to date, we repurchased 1.1 million shares of our common stock for a total cost of approximately $13.0 million. Following is a summary of repurchases of our common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
October 1 - October 31	--	$--	--	$37,004,400
November 1 - November 30	--	$--	--	$37,004,400
December 1 - December 31	--	$--	--	$37,004,400
Total	--	$--	--

1)	This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. We administer cashless settlements and do not repurchase stock in connection with cashless settlements.
2)

Our Board authorized a program to repurchase our common stock from time to time. Approximately $37 million remained authorized for repurchases as of December 31, 2022, subject to the limitation set in our shareholder authorization for repurchases of our common stock, which is approximately 10% of the common stock issued as of March 21, 2022.

Performance Graph

The following performance graph compares the performance of our common stock to the Russell 2000 Index, the PHLX Oil Service Sector Index (“OSX”), the SPDR S&P Oil & Gas Equipment & Services ETF (“XES”) and to a peer group established by management. The peer group consists of the following companies: Baker Hughes Company, ChampionX Corporation, Core Laboratories N.V., Dril-Quip, Inc., TechnipFMC plc, Halliburton Company, Helix Energy Solutions Group Inc., National Energy Services Reunited Corp., NexTier Oilfield Solutions Inc., Oceaneering International, Inc., NOV Inc. and Schlumberger Limited.

The graph below compares the cumulative total return to holders of our common stock with the cumulative total returns of the Russell 2000 Index, the OSX, the XES and our peer group for the period from December 31, 2017 through December 31, 2022. The graph assumes that the value of the investment in our common stock was $100 at December 31, 2017 and for each index (including reinvestment of dividends) and tracks the return on the investment through December 31, 2022. The shareholder return set forth herein is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Expro Group Holdings N.V., the Russell 2000 Index, the PHLX Oil Service Sector Index, the SPDR S&P Oil & Gas Equipment & Services ETF, and a Peer Group

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/17
12/18
12/19
12/20
12/21
12/22
Expro Group Holdings N.V.
Russell 2000
PHLX Oil Service Sector
SPDR S&P Oil & Gas Equipment & Services ETF
Peer Group

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
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

Item 6. Reserved

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals and our current expectations with respect to, among other things:

•	our business strategy and prospects for growth;
•	post-Merger integration;
•	our cash flows and liquidity;
•	our financial strategy, budget, projections and operating results;
•	the amount, nature and timing of capital expenditures;
•	the amount, nature and timing of capital expenditures;
•	the availability and terms of capital;
•	the exploration, development and production activities of our customers;
•	the market for our existing and future products and services;
•	competition and government regulations; and
•	general economic and political conditions, including political tensions, conflicts and war (such as the ongoing Russian war in Ukraine).

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

•

uncertainty regarding the extent and duration of the remaining restrictions in the U.S. and globally on various commercial and economic activities due to global pandemics and epidemics (including COVID-19), including uncertainty regarding the re-imposition of restrictions due to resurgences in infection rates;

•

uncertainty regarding the timing, pace and extent of an economic recovery, or economic slowdown or recession, in the U.S. and other countries, which in turn will likely affect demand for crude oil and therefore the demand for the products and services we provide and the commercial opportunities available to us;

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

These and other important factors that could affect our operating results and performance are described in (i) Part I, Item 1A “Risk Factors” and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K, and elsewhere within this Form 10-K, (ii) our other reports and filings we make with the SEC from time to time and (iii) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-K occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements in this section.

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

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Unless otherwise indicated, references to the terms “Frank’s” refers to Frank’s International N.V., the predecessor reporting entity prior to the Merger, references to “Legacy Expro” refer to Expro Group Holdings International Limited, the entity acquired by the Company, and references to “Expro,” the “Company,” “we,” “our,” and “us” refer to Expro Group Holdings N.V., following the consummation of the Merger and unless the context otherwise requires, Frank’s prior to the consummation of the Merger.

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

With roots dating to 1938, we have approximately 7,600 employees and provide services and solutions to leading exploration and production companies in both onshore and offshore environments in approximately 60 countries.

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

We operate a global business and have a diverse and relatively stable customer base that is comprised of national oil companies (“NOC”), international oil companies (“IOC”), independent exploration and production companies (“Independents”) and service partners. We have strong relationships with a number of the world’s largest NOCs and IOCs, some of which have been our customers for decades. We are dedicated to safely and sustainably delivering maximum value to our customers.

We organize and manage our operations on a geographical basis. Our reporting structure and the key financial information used by our management team is organized around our four operating segments: (i) NLA, (ii) ESSA, (iii) MENA and (iv) APAC.

How We Generate Our Revenue

Our revenue is derived primarily from providing services in well construction, well flow management, subsea well access and well intervention and integrity to operators globally. Our revenue includes equipment service charges, personnel charges, run charges and consumables. Some of our contracts allow us to charge for additional deliverables, such as the costs of mobilization of people and equipment and customer specific engineering costs associated with a project. We also procure products and services on behalf of our customers that are provided by third parties for which we are reimbursed with a mark-up or in connection with an integrated services contract. We also design, manufacture and sell equipment, which is typically done in connection with a related operations and maintenance arrangement with a particular customer. In addition, we also generate revenue from the sale of certain well construction products.

For the year ended December 31, 2022, approximately 79% of our revenue was generated outside of the United States and approximately 70% of our revenue was generated by activities related to offshore oil and gas operations. Approximately 70% of our revenue was generated by services tied to drilling and completions-related activities, which are generally funded by customers’ capital expenditures, and approximately 30% of our revenue was generated by production optimization related activities, which are generally funded by customers’ operating expenditures rather than capital expenditures.

Market Conditions and Price of Oil and Gas

Fiscal year 2022 has seen positive signs of recovery in the market following the impact of the COVID-19 pandemic and the Russian war in Ukraine. There are a number of market factors that have had, and may continue to have, an effect on our business, including:

•

The market for energy services and our business are substantially dependent on the price of oil and, to a lesser extent, the regional price of gas, which are both driven by market supply and demand. Changes in oil and gas prices impact customers' willingness to spend on exploration and appraisal, development, production and abandonment activities. The extent of the impact of a change in oil and gas prices on these activities varies extensively between geographic regions, types of customers, types of activities and the financial returns of individual projects. In response to this uncertain industry outlook, we continue to evaluate additional cost saving opportunities in order to reduce service delivery costs, increase productivity and improve profitability; however, our commitment to safety, service quality and innovation remains steadfast.

•

Oil demand in 2022 exceeded 2021; in 2023 liquids demand is estimated to approximate 2019 levels. Brent prices remained volatile during the fourth quarter of 2022, with the average Brent oil price falling as a result of a slowdown in demand growth and tighter governmental monetary policies, offset by falling global oil inventories, uncertainty around the impact of the latest sanctions on Russia, and continued production restraint from OPEC+ members. In February 2023, Russia announced that it will cut production by 500,000 bbl/d in March, equivalent to 5% of its January output, following the enactment of the EU embargo and the $60 per barrel price cap for Russian oil.

•

Following the multi-year underinvestment in new reserves, Expro and other energy service companies expect that operators will increase activity levels in exploration and development in 2023 and beyond, while maintaining fiscal discipline.

•

Activity related to gas production and associated asset development is continuing to accelerate in the North Sea, Sub-Saharan Africa and MENA as a result of Russian gas supply shortfalls and Europe’s effort to diversify its gas supply and reduce its reliance on Russian pipeline gas supplies over the long term.

•

Growth is not expected to be uniform across geo-markets or type of activity; however, international and deepwater activity are expected to continue to improve in 2023 and beyond. We also expect that the demand for services related to brownfield and production enhancement and infield development programs will continue to show increased demand. In addition, we envisage an increase in demand for early production facilities, especially in support of gas and liquified natural gas (“LNG”) developments.

•

The clean energy transition continues to gain momentum. Hydrocarbons, however, are expected to continue to play a vital role in the transition towards more sustainable energy resources, with natural gas in particular acting as a key transition fuel and potentially as a structural source of low carbon electricity generation. We also believe that the existing expertise and future innovation within the energy services sector, both to reduce emissions and enhance efficiency, will be critical. We are already active in the early-stage carbon capture and storage segment and have expertise and established operations within the geothermal and flare reduction segments. We continue to develop technologies to enhance the sustainability of our customers’ operations which, along with our digital transformation initiatives, are expected to enable us to continue to support our customers’ commercial and environmental initiatives. As the industry changes, we continue to evolve our approach to adapt and help our customers address the critical energy transition.

•

Increased expectations of host countries in regard to local content is another multi-year trend that gained additional momentum in recent years. Our commitment to developing local capabilities and in-country personnel has reduced our dependence on international staff, enabling us to continue to service our customers in their ongoing operations and mitigate some of the operational challenges associated with pandemic-related travel restrictions.

Outlook

Demand continues to improve despite volatile oil prices, with oil demand forecast to return to pre-pandemic levels in early 2023. The U.S. Energy Information Administration (“EIA”) estimates that global liquids consumption will increase from an average of 99.4 million barrels per day ("b/d") in 2022 to 100.5 million b/d in 2023 (approximating 2019 consumption levels) and rise further to 102.2 million b/d in 2024.  The EIA expects continued OPEC+ production growth in 2023 and a further increase of 0.8 million b/d over 2022, to average 29.5 million b/d in 2024. The increase in OPEC+ production along with growth in U.S. oil production in 2023 (expected to rise to 12.4 million b/d in 2023 and 12.8 million b/d in 2024, greater than the highest annual average U.S. crude oil production on record) is expected to lead to an overall build in global oil inventories in 2023.  As a result, the EIA has reduced its forecast for Brent crude oil spot prices from its third quarter prediction to an average $83 per barrel in 2023 and $78 per barrel in 2024, compared to an average $101 per barrel in 2022. The EIA’s third quarter forecast was an average $102 per barrel in 2022 and $95 per barrel in 2023, so the EIA is increasingly forecasting a stabilizing oil price with lower price peaks.

In addition to the improving oil market outlook, global natural gas prices remain elevated due to a combination of sustained economic activity and energy security concerns in Europe driving continued strong demand for LNG to replace Russian pipeline gas. The global demand for natural gas is set to decline from the highs of 2022 as domestic consumption from the electric power and industrial sectors is reduced and LNG exports remain relatively flat, limiting further upwards pricing pressures in 2023.

The EIA expects Henry Hub spot prices to decrease to an average of $4.90 per million British thermal unit (“MMBtu”) in 2023, down close to 25% from $6.42 MMBtu in 2022, then falling to $4.80/MMBtu in 2024 as natural gas production outpaces an increase in LNG exports resulting from rising LNG export capacity. Rystad forecasts the European and Asian LNG spot price to trade at approximately $32.0/MMBtu and $30.0/MMBtu respectively in 2023, a reduction from previous forecasts as record-strong LNG supplies have driven a storage build, suggesting a comparably softer market for 2023. The market does however remain tight for 2023 with upside risks due to further reduction in Russian gas and LNG exports, cold spells in the northern hemisphere, and a recovery in Chinese demand.

The outlook for 2023 indicates a continuing recovery in exploration and production expenditures, with investments expected to reach pre-pandemic levels with growth maintained in offshore shelf activity, driven by Latin America, shale / tight oil led by the U.S. land markets, and significant investments in incremental capacity in the Middle East, including Saudi Arabia, the United Arab Emirates and Qatar, in order to offset the decline in Russian gas supply.

As a result, we expect demand for our services and solutions to continue to trend positively through 2023. The following provides an outlook for 2023 by our reporting segments based on data from Spears and Associates, Inc.

NLA: In North America, activity is projected to increase in 2023 by approximately 12% to 810 active rigs and over 21,900 new well spuds, which will also support an increase of 6% in frac activity over 2022. Approximately 792 rigs are forecast to be active in onshore North America, and 18 rigs active offshore, a 20% increase over 2022 active offshore rig count. The rate of growth has decelerated recently, most likely due to increased oilfield inflation and fiscal discipline from operators looking to return excess cash to investors or use cash to reduce financial leverage. In Latin America, drilling activity is forecast to increase 19% in 2023 to 202 active rigs and approximately 2,700 new wells, driven by the continued recovery in Argentina and Mexico, two countries with the highest drilling activity in the region. Offshore drilling activity in Latin America is forecast to rise 13% to 44 active rigs and 280 wells, driven by Brazil and Mexico, but offshore activity in Guyana is also expected to remain buoyant.

ESSA: European drilling is projected to average 84 active rigs in 2023 (up 14%) accounting for approximately 775 new wells. Offshore drilling is projected to rise by 9% in 2023, averaging 35 rigs with 425 new wells. As a result of energy security concerns and a desire by European policy makers  to reduce reliance on Russian oil and gas imports, there remains an increased focus on North Sea operations and production optimization from existing assets, core areas of Expro’s expertise. In Sub-Saharan Africa, drilling activity is forecast to jump by 12% in 2023 to average 129 active rigs, drilling over 1,000 new wells. Sub-Saharan Africa growth is driven by offshore activity with 16% growth forecast in 2023, with the progression of development programs for a number of large offshore projects.  In addition, exploration campaigns in Namibia are also progressing. New gas and LNG projects are expected to boost Africa’s natural gas production to record levels over the next decade, driven by Europe’s demand for non-Russian imports and Africa’s own gas demand rising.

MENA: In the Middle East and North Africa, drilling activity is projected to rise substantially in 2023 (26%) to an average of 356 active rigs, drilling over 3,100 new wells as Saudi Arabia seeks to meet increased demand for its oil with several large oilfield expansion schemes. Abu Dhabi, Qatar and Iraq also plan to increase their production capacity. There also is increased focus on infield development and production optimization and enhancement projects to increase production rates (for example in Saudi Arabia, Iraq and Qatar), also adding to a positive future activity outlook.

APAC: In Asia-Pacific, drilling activity is forecast to increase by 11% with 189 active rigs drilling around 2,500 new wells in 2023. Offshore activity is forecast to grow 20% to an average of 49 rigs, with growth primarily in India, Indonesia, Malaysia and Thailand.  In addition, carbon capture, utilization and storage project interest is growing, with opportunities being investigated in Thailand as well as in Indonesia, Australia and Malaysia.  Production enhancement, well intervention and well abandonment activities are also gaining momentum.

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

Adjusted EBITDA, Adjusted Cash Flow from Operations and Cash Conversion are non-GAAP financial measures. Please refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial performance measure calculated and presented in accordance with GAAP and a reconciliation of Adjusted Cash Flow from Operations to net cash provided by operating activities, the most directly comparable liquidity measure calculated and presented in accordance with GAAP.

Executive Overview

Year ended December 31, 2022 compared to year ended December 31, 2021

Certain highlights of our financial results and other key developments include:

•	Revenue for the year ended December 31, 2022 increased by $453.6 million, or 54.9%, to $1,279.4 million, compared to $825.8 million for the year ended December 31, 2021. Of the total increase, $385.7 million represents an increase in well construction revenue, reflecting a full-year impact of the Merger (versus only the last quarter of 2021 in the prior year). The remaining increase was driven by higher well management revenue due to higher customer activities. Activity and revenue across all our geography-based operating segments also increased during the year ended December 31, 2022. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•	We reported a net loss for the year ended December 31, 2022 of $20.1 million, compared to a net loss of $131.9 million for the year ended December 31, 2021. The overall decrease in net loss was primarily driven by increased revenue and Adjusted EBITDA due to a combination of the impact of the Merger, Merger-related synergies and higher activity during the year ended December 31, 2022, a reduction in stock-based compensation expense of $35.7 million and a reduction in merger and integration expense of $34.0 million. The above improvement was partially offset by higher start-up and commissioning costs of $27.7 million incurred on a large subsea project in the current year and an increase in tax expenses by $25.0 million during the year ended December 31, 2022.

•	Adjusted EBITDA for the year ended December 31, 2022 increased by $80.3 million, or 63.8%, to $206.2 million from $125.9 million for the year ended December 31, 2021. The overall increase in Adjusted EBITDA was due to the impact of the Merger, Merger-related synergies and higher activity during the year ended December 31, 2022, partially offset by start-up and commissioning costs incurred on a large subsea project during 2022. Adjusted EBITDA margin increased to 16.1% during the year ended December 31, 2022, as compared to 15.3% during the year ended December 31, 2021, due to a combination of favorable product mix and lower support costs as a result of merger-related synergies, partially offset by start-up and commissioning costs incurred on a large subsea project during the current period. Excluding $27.7 million of such start-up and commissioning costs during the year ended December 31, 2022, Adjusted EBITDA would have been $233.9 million and Adjusted EBITDA margin would have been 18.3%.

•	Net cash provided by operating activities was $80.2 million during the year ended December 31, 2022 as compared to $16.1 million during the year ended December 31, 2021. The increase of $64.1 million in net cash provided by operating activities for the year ended December 31, 2022 was primarily due to improvements in Adjusted EBITDA of $80.3 million (despite the start-up and commissioning costs referenced above), a decrease in payment of merger and integration expenses related to the Merger of $9.8 million, and a decrease in payment of severance and other expense of $4.1 million, partially offset by unfavorable movements in working capital of $15.9 million and an increase in tax payments of $13.0 million during the year ended 31 December 2022. Adjusted Cash Flow from Operations and Cash Conversion for the year ended December 31, 2022, were $115.3 million and 55.9%, respectively, compared to $65.3 million and 51.9%, respectively, for the year ended December 31, 2021.

Selected Unaudited Financial Information for the Three Months Ended December 31, 2022 and September 30, 2022

Operating Segment Results

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the three months ended December 31, 2022 and September 30, 2022:

	Three Months Ended		Percentage
(in thousands)	December 31, 2022	September 30, 2022	December 31, 2022	September 30, 2022
NLA	$131,684	$134,574	37.5%	40.2%
ESSA	117,344	99,809	33.4%	29.9%
MENA	55,387	50,030	15.8%	15.0%
APAC	46,551	49,938	13.3%	14.9%
Total Revenue	$350,966	$334,351	100.0%	100.0%

The following table shows the Segment EBITDA and Segment EBITDA as a percentage of total revenue by segment (“Segment EBITDA margin”) and a reconciliation to income (loss) before income taxes for the three months ended December 31, 2022 and September 30, 2022:

	Three Months Ended		Segment EBITDA Margin
(in thousands)	December 31, 2022	September 30, 2022	December 31, 2022	September 30, 2022
NLA	$35,153	$39,743	26.7%	29.5%
ESSA	30,179	17,760	25.7%	17.8%
MENA	19,433	14,667	35.1%	29.3%
APAC	3,673	(8,617)	7.9%	-17.3%
Total Segment EBITDA	$88,438	$63,553	25.2%	19.0%
Corporate costs	(23,954)	(18,849)
Equity in income of joint ventures	5,590	3,510
Depreciation and amortization expense	(34,538)	(34,825)
Merger and integration expense	(4,996)	(1,629)
Severance and other expense	(2,411)	(3,242)
Stock-based compensation expense	(3,554)	(4,684)
Foreign exchange gain (loss)	2,044	(7,957)
Other income, net	1,477	432
Interest and finance (expense) income, net	(3,468)	1,502
Income (loss) before income taxes	$24,628	$(2,189)

Quarter ended December 31, 2022 compared to quarter ended September 30, 2022

NLA

Revenue for the NLA segment was $131.7 million for the three months ended December 31, 2022, a decrease of $2.9 million, or 2.1%, compared to $134.6 million for the three months ended September 30, 2022. The decrease was primarily due to lower well management services revenue in Mexico and the U.S., partially offset by higher well construction services revenue in the Gulf of Mexico driven by higher customer activities.

Segment EBITDA for the NLA segment was $35.2 million, or 26.7% of revenues, during the three months ended December 31, 2022, compared to $39.7 million, or 29.5% of revenues, during the three months ended September 30, 2022. The decrease of $4.5 million in Segment EBITDA was attributable to lower activity and the reduction in Segment EBITDA margin was attributable to a less favorable product mix during the three months ended December 31, 2022.

ESSA

Revenue for the ESSA segment was $117.3 million for the three months ended December 31, 2022, an increase of $17.5 million, or 17.6%, compared to $99.8 million for the three months ended September 30, 2022. The increase in revenues was primarily driven by higher well flow management revenue in Congo from a new contract and in the U.K. from increased customer activities.

Segment EBITDA for the ESSA segment was $30.2 million, or 25.7% of revenues, for the three months ended December 31, 2022, an increase of $12.4 million, or 69.9%, compared to $17.8 million, or 17.8% of revenues, for the three months ended September 30, 2022. The increase in Segment EBITDA and Segment EBITDA margin was primarily attributable to higher activity levels and a more favorable activity mix during the three months ended December 31, 2022.

MENA

Revenue for the MENA segment was $55.4 million for the three months ended December 31, 2022, an increase of $5.4 million, or 10.7%, compared to $50.0 million for the three months ended September 30, 2022. The increase in revenue was driven by higher well flow management services revenue in Algeria and the Kingdom of Saudi Arabia.

Segment EBITDA for the MENA segment was $19.4 million, or 35.1% of revenues, for the three months ended December 31, 2022, an increase of $4.7 million, or 32.5%, compared to $14.7 million, or 29.3% of revenues, for the three months ended September 30, 2022. The increase in Segment EBITDA and Segment EBITDA margin was primarily due to higher activity and a more favorable activity mix during the three months ended December 31, 2022.

APAC

Revenue for the APAC segment was $46.6 million for the three months ended December 31, 2022, a decrease of $3.3 million, or 6.8%, compared to $49.9 million for the three months ended September 30, 2022. The decrease in revenue was primarily due to lower subsea well access revenue in Australia and Malaysia.

Segment EBITDA for the APAC segment was $3.7 million, or 7.9% of revenues, for the three months ended December 31, 2022, an increase of $12.3 million compared to $(8.6) million, or (17.3)% of revenues, for the three months ended September 30, 2022. The increase in Segment EBITDA (despite the decrease in revenues) was primarily due to lower start-up and commissioning costs incurred on a large subsea project during the three months December 31, 2022, as compared to the three months ended September 30, 2022. Excluding $4.8 million and $16.8 million of start-up and commissioning costs during the three months ended December 31, 2022 and September 30, 2022, respectively, Segment EBITDA would have been $8.5 million and $8.1 million and Segment EBITDA margin would have been 18.2% and 16.3% respectively, for the three months ended December 31, 2022 and September 30, 2022.

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

We define Adjusted EBITDA as net loss adjusted for (a) income tax expense (benefit), (b) depreciation and amortization expense, (c) impairment expense, (d) severance and other expense, net, (e) stock-based compensation expense, (f) merger and integration expense, (g) gain on disposal of assets, (h) other income, net, (i) interest and finance income (expense), net and (j) foreign exchange losses. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of revenues.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented (in thousands):

	Year ended
	December 31,
	2022	2021	2020
Net loss	$(20,145)	$(131,891)	$(307,045)

Income tax expense (benefit)	41,247	16,267	(3,400)
Depreciation and amortization expense	139,767	123,866	113,693
Impairment expense (1)	-	-	287,454
Severance and other expense	7,825	7,826	13,930
Merger and integration expense	13,620	47,593	1,630
Gain on disposal of assets	-	(1,000)	(10,085)
Other income, net (2)	(3,149)	(3,992)	(3,908)
Stock-based compensation expense	18,486	54,162	-
Foreign exchange losses	8,341	4,314	2,261
Interest and finance expense, net	241	8,795	5,656
Adjusted EBITDA (3)	$206,233	$125,940	$100,186

Adjusted EBITDA Margin	16.1%	15.3%	14.8%

(1)	Impairment expense represents impairments recorded on goodwill and other long-lived assets, including property, plant and equipment, intangible assets and operating lease right-of-use assets.
(2)

Other income, net, is comprised of immaterial, unusual or infrequently occurring transactions which, in management’s view, do not provide useful measures of the underlying operating performance of the business.

(3)	Excluding $27.7 million of start-up and commissioning costs on a large subsea project during the year ended December 31, 2022, Adjusted EBITDA would have been $233.9 million and Adjusted EBITDA margin would have been 18.3%.

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Cash Flow from Operations for each of the periods presented (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Net cash provided by operating activities	$80,169	$16,144	$70,391
Cash paid during the year for interest, net	3,851	4,192	2,630
Cash paid during the year for severance and other expense	3,970	8,052	15,602
Cash paid during the year for merger and integration expense	27,344	36,921	-
Adjusted Cash Flow from Operations	$115,334	$65,309	$88,623

Adjusted EBITDA	$206,233	$125,940	$100,186

Cash Conversion	55.9%	51.9%	88.5%

Results of Operations

Operating Segment Results

We evaluate our business segment operating performance using segment revenue and Segment EBITDA, as described in Note 5 “Business segment reporting” in our consolidated financial statements. We believe Segment EBITDA is a useful operating performance measure as it excludes non-cash charges and other transactions not related to our core operating activities and corporate costs, and Segment EBITDA allows management to more meaningfully analyze the trends and performance of our core operations by segment as well as to make decisions regarding the allocation of resources to our segments.

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the years ended December 31, 2022 and December 31, 2021:

	Year Ended			Percentage
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2022	December 31, 2021	December 31, 2020
NLA	$499,813	$193,156	$115,738	39.1%	23.4%	17.2%
ESSA	389,342	300,557	219,534	30.4%	36.4%	32.5%
MENA	201,495	171,136	194,033	15.7%	20.7%	28.7%
APAC	188,768	160,913	145,721	14.8%	19.5%	21.6%
Total Revenue	$1,279,418	$825,762	$675,026	100.0%	100.0%	100.0%

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to income (loss) before income taxes for the years ended December 31, 2022 and December 31, 2021:

	Year Ended			Segment EBITDA Margin
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2022	December 31, 2021	December 31, 2020
NLA	$135,236	$32,254	$54	27.1%	16.7%	0.0%
ESSA	74,681	53,336	35,393	19.2%	17.7%	16.1%
MENA	63,315	56,312	77,296	31.4%	32.9%	39.8%
APAC (1)	4,850	33,444	34,976	2.6%	20.8%	24.0%
Total Segment EBITDA	278,082	175,346	147,719
Corporate costs (2)	(87,580)	(66,153)	(61,122)
Equity in income of joint ventures	15,731	16,747	13,589
Depreciation and amortization expense	(139,767)	(123,866)	(113,693)
Impairment expense	-	-	(287,454)
Merger and integration expense	(13,620)	(47,593)	(1,630)
Severance and other expense	(7,825)	(7,826)	(13,930)
Stock-based compensation expense	(18,486)	(54,162)	-
Foreign exchange loss	(8,341)	(4,314)	(2,261)
Other income, net	3,149	3,992	3,908
Gain on disposal of assets	-	1,000	10,085
Interest and finance expense, net	(241)	(8,795)	(5,656)
Income (loss) before income taxes	$21,102	$(115,624)	$(310,445)

(1)	Excluding $27.7 million of start-up and commissioning costs during the year ended December 31, 2022, Segment EBITDA would have been $32.6 million and Segment EBITDA margin would have been 17.3%.
(2)

Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

Year ended December 31, 2022 compared to the year ended December 31, 2021

NLA

Revenue for the NLA segment was $499.8 million for the year ended December 31, 2022, an increase of 306.6 million, or 158.7%, compared to $193.2 million for the year ended December 31, 2021. Of the total increase, $257.8 million was attributable to higher well construction revenue, reflecting a full-year impact of the Merger (versus only the fourth quarter of 2021 in the prior year) and higher customer activities in Gulf of Mexico, the U.S. and Brazil during the year ended December 31, 2022. The remaining increase of $48.9 million was attributable to higher well flow management revenue in the U.S., Gulf of Mexico and Canada as well as higher well intervention and integrity revenue in Argentina and Brazil during the year ended December 31, 2022.

Segment EBITDA for the NLA segment was $135.2 million, or 27.1% of revenues, during the year ended December 31, 2022, compared to $32.3 million or 16.7% of revenues during the year ended December 31, 2021, an increase of $102.9 million. The increase was primarily attributable to a combination of the impact of the Merger and higher activities during the year ended December 31, 2022. Further, the increase in Segment EBITDA margin was due to a more favorable activity mix and lower support costs as a result of merger-related synergies, which together contributed to a higher fall-through from incremental revenue.

ESSA

Revenue for the ESSA segment was $389.3 million for the year ended December 31, 2022, an increase of $88.7 million, or 29.5%, compared to $300.6 million for the year ended December 31, 2021. The Merger contributed an increase of $85.6 million, reflecting well construction revenue during the year ended December 31, 2022. Additionally, well intervention and integrity services revenue was higher during the current period in the U.K. and Mozambique due to increased customer activities. We also benefited from higher well flow management revenue during the three months ended December 31, 2022, driven by a new long-term construction project in Congo. This increase was partially offset by lower well flow management business activity in Nigeria due to a large production equipment sale in 2021 that did not recur during the current period and lower well flow management services revenue in Norway from reduced customer activities.

Segment EBITDA for the ESSA segment was $74.7 million, or 19.2% of revenues, during the year ended December 31, 2022, compared to $53.3 million, or 17.7% of revenues, during the year ended December 31, 2021, an increase of $21.4 million, primarily due to the impact of the Merger and higher activities during the year ended December 31, 2022. The increase in Segment EBITDA margin was primarily due to a more favorable activity mix.

MENA

Revenue for the MENA segment was $201.5 million for the year ended December 31, 2022, an increase of $30.4 million, or 17.7%, compared to $171.1 million for the year ended December 31, 2021. Of the total increase, $15.9 million was attributable to the Merger reflecting the well construction revenue during the year, and the remaining increase was primarily driven by well flow management equipment sales in Saudi Arabia and higher well flow management revenue in Algeria and Egypt, partially offset by lower well intervention and integrity activities in Algeria.

Segment EBITDA for the MENA segment was $63.3 million, or 31.4% of revenues, during the year ended December 31, 2022, compared to $56.3 million, or 32.9% of revenues during the year ended December 31, 2021. The increase was primarily attributable to a combination of the impact of the Merger and higher activities during the year ended December 31, 2022. The reduction in Segment EBITDA margin was primarily due to lower activity on higher margin contracts and a less favorable activity mix.

APAC

Revenue for the APAC segment was $188.8 million for the year ended December 31, 2022, an increase of $27.9 million, or 17.3%, compared to $160.9 million for the year ended December 31, 2021. Of the total increase, $26.5 million was attributable to the Merger with the addition of well construction revenue during the period, and the remaining increase was primarily attributable to higher subsea well access and well intervention and integrity services revenue in Australia and Brunei, respectively, partially offset by lower well flow management and well intervention and integrity revenue in Thailand.

Segment EBITDA for the APAC segment was $4.9 million, or 2.6% of revenues, during the year ended December 31, 2022, compared to $33.4 million, or 20.8% of revenues, during the year ended December 31, 2021. The reduction in Segment EBITDA and Segment EBITDA margin was primarily due to $27.7 million in start-up and commissioning costs incurred on a large subsea project during the year ended December 31, 2022 that did not occur during the year ended December 31, 2021, lower activity on higher margin contracts and a resulting less favorable activity mix. Excluding the $27.7 million of such start-up and commissioning costs during the year ended December 31, 2022, Segment EBITDA would have been $32.6 million and Segment EBITDA margin would have been 17.3%.

Corporate Costs

Corporate costs for the year ended December 31, 2022 increased by $21.4 million, or 32.3%, to $87.6 million as compared to $66.2 million for the year ended December 31, 2021. The increase in the corporate costs is primarily driven by the impact of the Merger, whereby the statement of operations reflect the corporate costs of only Legacy Expro prior to the Merger and of the combined company (including activities of Frank’s) for all periods subsequent to the Merger, partially offset by lower support costs as a result of merger-related synergies.

Equity in income of joint ventures

Equity in income of joint ventures for the year ended December 31, 2022 decreased by $1.0 million, or 6.1%, to $15.7 million as compared to $16.7 million for the year ended December 31, 2021. The decrease reflects lower income from our joint venture in China compared to the previous year.

Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2022 increased by $15.9 million, or 12.8%, to $139.8 million, as compared to $123.9 million for the year ended December 31, 2021. The increase in depreciation and amortization expense for the year ended December 31, 2022 is primarily related to the Merger.

Merger and integration expense

Merger and integration expense for the year ended December 31, 2022 decreased by $34.0 million, to $13.6 million as compared to $47.6 million for the year ended December 31, 2021. The decrease was primarily attributable to lower legal and other professional fees, and lower integration and other costs related to the Merger incurred during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Stock-based compensation expense

Stock-based compensation expense for the year ended December 31, 2022 was $18.5 million as compared to $54.2 million for the year ended December 31, 2021. The decrease is primarily attributable to the recognition of stock-based compensation expense for Legacy Expro’s Management Incentive Plan of $42.1 million as a result of the Merger during the previous year ended December 31, 2021 as the performance conditions within the stock-based compensation agreements were satisfied upon consummation of the Merger, as compared to $3.8 million of expenses incurred on the Legacy Expro’s Management Incentive Plan during the current year ended December 31, 2022.

Gain on disposal of assets

No gain on disposal of assets was recorded for the year ended December 31, 2022 as compared to $1.0 million for the year ended December 31, 2021. The gain during the previous year represented the earn-out consideration related to a sale of assets which occurred in 2020; the gain was recognized as the conditions upon which the consideration was contingent were met during the year ended December 31, 2021.

Interest and finance expense, net

Interest and finance expense, net, for the year ended December 31, 2022, was $0.2 million, a decrease of $8.6 million, or 97.7%, compared to $8.8 million for the year ended December 31, 2021. The decrease in interest and finance expense was primarily due to fees incurred with respect to the New Facility established following the Merger during the previous year.

Income tax (expense) benefit

Income tax expense for the year ended December 31, 2022 was $41.2 million, compared to an income tax expense of $16.3 million for the year ended December 31, 2021. Our statutory tax rate for the year ended December 31, 2022 was 25.8% as compared to 25.0% for the year ended December 31, 2021. The effective tax rate was 768.0% and (12.3%) for the years ended December 31, 2022 and 2021 respectively. Our effective tax rate was impacted by the Merger in 2021 and the geographic mix of profits and losses between deemed profit and taxable profit jurisdictions.

Our effective income tax rate fluctuates from the statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates along with jurisdictions utilizing a deemed profit taxation regime, the impact of valuation allowances, foreign inclusions and other permanent differences related to the recognition of income and expense.

Liquidity and Capital Resources

Liquidity

Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. At December 31, 2022, total available liquidity was $348.5 million, including cash and cash equivalents and restricted cash of $218.5 million and $130.0 million available for borrowings under our New Facility. Expro believes these amounts, along with cash generated by ongoing operations, will be sufficient to meet future business requirements for the next 12 months and beyond. Our primary sources of liquidity have been cash flows from operations. Our primary uses of capital have been for capital expenditures and acquisitions. We monitor potential capital sources, including equity and debt financing, in order to meet our investment and liquidity requirements.

Our total capital expenditures are estimated to range between $120.0 million and $130.0 million for 2023. Our total capital expenditures were $81.9 million for year ended December 31, 2022, out of which approximately 90% were used for the purchase and manufacture of equipment to directly support customer-related activities and approximately 10% for other property, plant and equipment, inclusive of software costs. The actual amount of capital expenditures for the purchase and manufacture of equipment may fluctuate based on market conditions. Our total capital expenditures (exclusive of the Merger) were $81.5 million for the year ended December 31, 2021, which were generally used for the purchase and manufacture of equipment to directly support customer-related activities. We continue to focus on preserving and protecting our strong balance sheet, optimizing utilization of our existing assets and, where practical, limiting new capital expenditures.

On June 16, 2022, the Board approved the Stock Repurchase Program. Under the Stock Repurchase Program, we may repurchase shares of our common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program is being utilized at management’s discretion and in accordance with U.S. federal securities laws. The timing and actual numbers of shares repurchased, if any, will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate us to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. During the year ended December 31, 2022, we repurchased 1.1 million shares at an average price of $11.81 per share, for a total cost of $13.0 million under this $50.0 million program.

Credit Facility

Revolving Credit Facility

On November 5, 2018, certain subsidiaries of Frank’s entered into an asset-based revolving credit facility (the “ABL Credit Facility”) with aggregate commitments of $100.0 million secured by certain assets of the subsidiary guarantors.

On December 20, 2018, subsidiaries of Legacy Expro entered into a revolving credit facility (the “2018 RCF”) with aggregate commitments of $150.0 million with up to $100.0 million available for drawdowns as loans and up to $50 million for bonds and guarantees. The 2018 RCF was secured by a fixed and floating charge on certain assets of some of our wholly owned subsidiaries. On October 1, 2021, following the closing of the Merger, the ABL Credit Facility and 2018 RCF were cancelled.

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

On July 21, 2022, the Company entered into an agreement to increase the facility available for letters of credit to $92.5 million, on the same terms as the current facility, increasing total facility commitments to $222.5 million.

Cash flow from operating, investing and financing activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$80,169	$16,144	$70,391
Net cash (used in) provided by investing activities	(71,206)	112,046	(96,773)
Net cash used in financing activities	(25,612)	(7,176)	(625)
Effect of exchange rate changes on cash activities	(4,738)	(1,876)	631
Net (decrease) increase to cash and cash equivalents and restricted cash	$(21,387)	$119,138	$(26,376)

Analysis of cash flow changes between the years ended December 31, 2022 and 2021

Net cash provided by operating activities

Net cash provided by operating activities was $80.2 million during the year ended December 31, 2022 as compared to $16.1 million during the year ended December 31, 2021. The increase of $64.1 million in net cash provided by operating activities for the year ended December 31, 2022 was primarily due to improvements in Adjusted EBITDA of $80.3 million, a decrease in payment of merger and integration expenses related to the Merger by $9.8 million, and a decrease in payment of severance and other expense by $4.1 million partially offset by unfavorable movements in working capital of $15.9 million and an increase in income tax payments by $13.0 million during the year ended December 31, 2022.

Adjusted Cash Flow from Operations during the year ended December 31, 2022 was $115.3 million compared to $65.3 million during the year ended December 31, 2021. Our primary uses of net cash provided by operating activities were capital expenditures and funding obligations related to our financing arrangements.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $71.2 million during the year ended December 31, 2022 as compared to net cash provided by investing activities of $112.0 million during the year ended December 31, 2021. Our principal recurring investing activity is our capital expenditures. The change in net cash used in investing activities was primarily due to cash of $189.7 million acquired as part of the Merger during the year ended December 31, 2021 and an acquisition of technology of $8.0 million during the year ended December 31, 2022, partially offset by proceeds from sale / maturity of investments of $11.3 million and an increase in proceeds from disposal of assets by $3.4 million during the year ended December 31, 2022. Capital expenditures during the years ended December 31, 2022 and December 31, 2021 both approximated $82 million.

Net cash used in financing activities

Net cash used in financing activities was $25.6 million during the year ended December 31, 2022 as compared to $7.2 million during the year ended December 31, 2021. The increase of $18.4 million in cash used in financing activities is primarily related to repurchase of common stock of $13.0 million, an increase in payment of financed insurance premium of $7.0 million, and an increase in payment of withholding taxes on stock-based compensation plans of $3.4 million, partially offset by lower payment of loan issuance and other transaction costs of $5.0 million during 2022.

Off-balance sheet arrangements

We have outstanding letters of credit/guarantees that relate to performance bonds, custom/excise tax guaranties and facility lease/rental obligations. These were entered into in the ordinary course of business and are customary practices in the various countries where we operate. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements. As of December 31, 2022, we had no material off-balance sheet financing arrangements other than those discussed above.

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

Revenue recognition

Service revenue is recognized over a period of time as services are performed or rendered and the customer simultaneously consumes the benefit of the service while it is being rendered, and, therefore, reflects the amount of consideration to which we have a right to invoice. We generally perform services either under direct service purchase orders or master service agreements which are supplemented by individual call-out provisions. For customers contracted under such arrangements, an accrual is recorded in unbilled receivable for revenue earned but not yet invoiced. Revenue from the sale of goods is generally recognized at the point in time when the control has passed onto the customer which generally coincides with delivery and, where applicable, installation. We also regularly assess customer credit risk inherent in the carrying amounts of receivables, contract costs and estimated earnings, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination.

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

We recognize revenue for long-term construction-type contracts, involving significant design and engineering efforts in order to satisfy custom designs for customer-specific applications, on an over a period of time basis, using an input method, which represents the ratio of actual costs incurred to date on the project in relation to total estimated project costs. The estimate of total project costs has a significant impact on both the amount of revenue recognized as well as the related profit on a project. Revenue and profits on contracts can also be significantly affected by change orders and claims. Profits are recognized based on the estimated project profit multiplied by the percentage complete. Due to the nature of these projects, adjustments to estimates of contract revenue and total contract costs are often required as work progresses. Any expected losses on a project are recorded in full in the period in which they are identified.

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

Business Combinations

We record business combinations using the acquisition method of accounting. All of the assets acquired and liabilities assumed are recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill.

The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed, in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Significant assumptions and estimates include, but are not limited to, the cash flows that an asset is expected to generate in the future and what we believe to be an appropriate weighted-average cost of capital.

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

No impairment expense was recorded for goodwill during the year ended December 31, 2022 or December 31, 2021. During the year ended December 31, 2020, we recorded impairment expense of $191.9 million, relating to our goodwill. Refer to Note 4 “Fair value measurements” of our consolidated financial statements for details regarding the facts and circumstances that led to this impairment and other details. We used the income approach and the market approach to estimate the fair value of our reporting units. The income approach estimates the fair value by discounting the reporting unit’s estimated future cash flows using what we believe to be an appropriate risk-adjusted rate. The market approach includes the use of comparative multiples to corroborate the discounted cash flow results and involves significant judgment in the selection of the appropriate peer group companies and valuation multiples. The inputs used in the determination of fair value are generally level 3 inputs.

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

No impairment expense was recorded for identified intangible assets during the year ended December 31, 2022 or December 31, 2021. During the year ended December 31, 2020, we recorded impairment expense relating to our identified intangible assets of $60.4 million. Refer to Note 4 “Fair value measurements” of our consolidated financial statements for further details.

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

The discount rate that we use reflects the market rate of a portfolio of high-quality corporate bonds with maturities approximately matching the expected timing of payment of the related benefit obligations. The discount rates used to determine the benefit obligations for our principal pension plans were 4.7% in 2022, 1.8% in 2021 and 1.3% in 2020, reflecting market interest rates. As of December 31, 2022, we estimate that a 1% increase or decrease in the discount rate would result in an impact of approximately $18.5 million to our present value of defined benefit obligations at December 31, 2022.

The expected rate of return on plan assets represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation are expected to be paid, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The weighted average expected rate of return on plan assets for the pension plans was 5.6% in 2022, 3.2% in 2021 and 2.7% in 2020. A change in the expected rate of return of 1% would impact our net periodic pension expense by $2.7 million.

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

We operate in approximately 60 countries. As a result, we are subject to numerous domestic and foreign taxing jurisdictions and tax agreements and treaties among various governments. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding future events, including the amount, timing and character of income, deductions, and tax credits. Changes in tax laws, regulations or agreements in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

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

Foreign currency risk

Cash flow exposure

We expect many of the subsidiaries of our business to have future cash flows that will be denominated in currencies other than the United States Dollar ("USD"). Our primary cash flow exposures are revenues and expenses. Changes in the exchange rates between USD and other currencies in which our subsidiaries transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. We generally attempt to minimize our currency exchange risk by seeking to naturally hedge our exposure by offsetting non-USD denominated inflows with non-USD denominated local expenses. We generally do not enter into forward hedging agreements, and our largest exposures are to the British pound and Norwegian kroner, mainly driven by facility costs and employee compensation and benefits.

Transaction exposure

Many of our subsidiaries have assets and liabilities that are denominated in currencies other than the USD. Changes in the exchange rates between USD and the other currencies in which such liabilities are denominated can create fluctuations in our reported consolidated statements of operations and cash flows.

As of December 31, 2022, we estimate that a 5% appreciation (depreciation) in USD would result in a change in our net loss of approximately $3.2 million.

Interest rate risk

We currently have no outstanding variable interest rate bearing debt and accordingly, we are not exposed to variability in interest expense and cash flows due to interest rate changes.

Credit risk

Our exposure to credit risk is primarily through cash and cash equivalents, restricted cash and accounts receivable, including unbilled balances. Our liquid assets are invested in cash, with a mix of local and international banks, and highly rated, short-term money market deposits, generally with original maturities of less than 90 days. We monitor the ratings of such investments and mitigate counterparty risks as appropriate.

We extend credit to customers and other parties in the normal course of business and are thus subject to concentrations of customer credit risk. We have established various procedures to manage our credit exposure, including credit evaluations and maintaining an allowance for credit losses. We are also exposed to credit risk because our customers are concentrated in the oil and natural gas industry. This concentration of customers impacts overall exposure to credit risk because our customers may be similarly affected by changes in economic and industry conditions, including changes in oil and gas prices. We operate in approximately 60 countries and as such, our receivables are spread over many countries and customers. Accounts receivable in Algeria and the U.S. represented approximately 13% and 17%, respectively, of our net accounts receivable balance at December 31, 2022. No other country accounted for greater than 10% of our accounts receivable balance. Our customer base is comprised of a large number of IOC, NOC, Independents and service partners from all major oil and gas locations around the world. The majority of our accounts receivable are due for payment in less than 90 days and largely comprise amounts receivable from IOCs and NOCs. We closely monitor accounts receivable and raise provisions for expected credit losses where it is deemed appropriate.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Expro Group Holdings N.V.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Expro Group Holdings N.V. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – ESSA and APAC Reporting Units — Refer to Notes 2, 3, 4 and 15 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the discounted cash flow model and the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant assumptions related to short-term and long-term forecasts of operating performance, including revenue growth rates and profitability margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to the selection of the appropriate peer companies and valuation multiples. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment expense, or both. The goodwill balance was $221.0 million as of December 31, 2022, of which $80.1 million and $18.2 million was allocated to the ESSA and APAC reporting units, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The fair value of ESSA and APAC reporting units exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill for ESSA and APAC as a critical audit matter because of the significant judgments made by management when developing the fair value of its ESSA and APAC reporting units, the high degree of auditor judgment in performing procedures and evaluating audit evidence related to management’s anticipated future cash flows and significant assumptions related to short-term and long-term forecasts of operating performance, revenue growth rates, profitability margins and discount rates, and an increased extent of audit effort, including the need to involve professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the short-term and long-term forecasts of operating performance, including revenue growth rates and profitability margins, and the selection of discount rates for ESSA and APAC reporting units included the following, among others:

●

We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of ESSA and APAC, such as controls related to management’s forecasts and selection of the discount rates.

●	We evaluated management’s ability to accurately forecast future revenues and profitability margins by comparing actual results to management’s historical forecasts.

●

We evaluated the reasonableness of management’s short-term and long-term forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases as well as in analyst and industry reports of the Company and companies in its peer group.

●	We evaluated the impact of changes in management’s forecast from the October 31, 2022, annual measurement date to December 31, 2022.

●

With the assistance of our fair value specialists, we evaluated the terminal revenue growth rates and discount rates and developed a range of independent estimates and compared those to the terminal revenue growth rates and discount rates selected by management.

●

With the assistance of our fair value specialists, we evaluated the valuation multiples used in the market approach, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.

/s/ Deloitte & Touche LLP

Houston, Texas

February 23, 2023

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Expro Group Holdings N.V.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Expro Group Holdings N.V. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022 of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls, appearing under Part II, Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Houston, Texas

February 23, 2023

EXPRO GROUP HOLDINGS N.V.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2022	2021	2020

Total revenue	$1,279,418	$825,762	$675,026
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization	(1,057,356)	(701,165)	(566,876)
General and administrative expense, excluding depreciation and amortization	(58,387)	(73,880)	(23,814)
Depreciation and amortization expense	(139,767)	(123,866)	(113,693)
Impairment expense	-	-	(287,454)
Gain on disposal of assets	-	1,000	10,085
Merger and integration expense	(13,620)	(47,593)	(1,630)
Severance and other expense	(7,825)	(7,826)	(13,930)
Total operating cost and expenses	(1,276,955)	(953,330)	(997,312)
Operating income (loss)	2,463	(127,568)	(322,286)
Other income, net	3,149	3,992	3,908
Interest and finance expense, net	(241)	(8,795)	(5,656)
Income (loss) before taxes and equity in income of joint ventures	5,371	(132,371)	(324,034)
Equity in income of joint ventures	15,731	16,747	13,589
Income (loss) before income taxes	21,102	(115,624)	(310,445)
Income tax (expense) benefit	(41,247)	(16,267)	3,400
Net loss	$(20,145)	$(131,891)	$(307,045)

Loss per common share:
Basic and diluted	$(0.18)	$(1.64)	$(4.33)
Weighted average common shares outstanding:
Basic and diluted	109,072,761	80,525,694	70,889,753

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(20,145)	$(131,891)	$(307,045)
Other comprehensive income (loss):
Actuarial gain (loss) on defined benefit plans	7,440	22,345	(9,356)
Plan curtailment / amendment credit recognized	-	-	5,510
Reclassified net remeasurement (loss) gains	-	(244)	104
Amortization of prior service credit	(249)	(249)	-
Income taxes on pension	-	-	(926)
Other comprehensive income (loss)	7,191	21,852	(4,668)
Comprehensive loss	$(12,954)	$(110,039)	$(311,713)

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$214,788	$235,390
Restricted cash	3,672	4,457
Accounts receivable, net	419,237	319,286
Inventories	153,718	125,116
Assets held for sale	2,179	6,386
Income tax receivables	26,938	20,561
Other current assets	44,975	52,938
Total current assets	865,507	764,134

Property, plant and equipment, net	462,316	478,580
Investments in joint ventures	66,038	57,604
Intangible assets, net	229,504	253,053
Goodwill	220,980	179,903
Operating lease right-of-use assets	74,856	83,372
Non-current accounts receivable, net	9,688	11,531
Other non-current assets	8,263	26,461
Total assets	$1,937,152	$1,854,638

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$272,704	$213,152
Income tax liabilities	37,151	22,999
Finance lease liabilities	1,047	1,147
Operating lease liabilities	19,057	19,695
Other current liabilities	107,750	74,213
Total current liabilities	437,709	331,206

Deferred tax liabilities, net	30,419	31,744
Post-retirement benefits	11,344	29,120
Non-current finance lease liabilities	13,773	15,772
Non-current operating lease liabilities	60,847	73,688
Other non-current liabilities	97,165	75,537
Total liabilities	651,257	557,067

Commitments and contingencies (Note 18)

Stockholders’ equity:
Common stock, €0.06 nominal value, 200,000,000 shares authorized, 110,710,188 and 109,697,040 shares issued and 108,743,761 and 109,142,925 shares outstanding	7,911	7,844
Treasury stock (at cost), 1,966,427 and 554,115 shares	(40,870)	(22,785)
Additional paid-in capital	1,847,078	1,827,782
Accumulated other comprehensive income	27,549	20,358
Accumulated deficit	(555,773)	(535,628)
Total stockholders’ equity	1,285,895	1,297,571
Total liabilities and stockholders’ equity	$1,937,152	$1,854,638

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
Cash flows from operating activities:	2022	2021	2020
Net loss	$(20,145)	$(131,891)	$(307,045)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment expense	-	-	287,454
Depreciation and amortization expense	139,767	123,866	113,693
Equity in income of joint ventures	(15,731)	(16,747)	(13,589)
Stock-based compensation expense	18,486	54,162	-
Changes in fair value of investments	1,199	(511)	-
Elimination of unrealized profit on sales to joint ventures	-	174	2,085
Debt issuance expense	-	5,166	-
Gain on disposal of assets	-	(1,000)	(10,085)
Deferred taxes	(1,326)	(737)	(20,596)
Unrealized foreign exchange losses	6,116	1,407	2,106
Changes in assets and liabilities:
Accounts receivable, net	(97,758)	(20,256)	38,486
Inventories	(26,037)	906	2,780
Other assets	4,365	12,683	532
Accounts payable and accrued liabilities	35,491	5,371	(25,161)
Other liabilities	31,435	(5,981)	7,150
Income taxes, net	10,209	(2,056)	(4,241)
Dividends received from joint ventures	7,283	4,058	3,646
Other	(13,185)	(12,470)	(6,824)
Net cash provided by operating activities	80,169	16,144	70,391
Cash flows from investing activities:
Capital expenditures	(81,904)	(81,511)	(112,387)
Cash and cash equivalents and restricted cash acquired in the Merger	-	189,739	-
Acquisition of technology	(7,967)	-	-
Proceeds from disposal of assets	7,279	3,818	15,614
Proceeds from sale / maturity of investments	11,386	-	-
Net cash (used in) provided by investing activities	(71,206)	112,046	(96,773)
Cash flows from financing activities:
(Cash pledged for) release of collateral deposits	(70)	162	2,271
Repayment of financed insurance premium	(7,245)	(227)	-
Payments of loan issuance and other transaction costs	(132)	(5,123)	(1,095)
Acquisition of Company common stock	(12,996)	-	-
Payment of withholding taxes on stock-based compensation plans	(4,168)	(818)	-
Repayments of finance leases	(1,001)	(1,170)	(1,801)
Net cash used in financing activities	(25,612)	(7,176)	(625)
Effect of exchange rate changes on cash and cash equivalents	(4,738)	(1,876)	631
Net (decrease) increase to cash and cash equivalents and restricted cash	(21,387)	119,138	(26,376)
Cash and cash equivalents and restricted cash at beginning of year	239,847	120,709	147,085
Cash and cash equivalents and restricted cash at end of year	$218,460	$239,847	$120,709

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.

Consolidated Statements of Stockholders’ Equity

(in thousands)

						Accumulated
					Additional	other		Total
	Common stock		Treasury		paid-in	comprehensive	Accumulated	Stockholders’
	Shares	Value	Stock	Warrants	capital	income (loss)	deficit	Equity
Balance at January 1, 2020	70,890	$585	$-	$10,530	$1,006,100	$3,174	$(95,839)	$924,550

Adoption of ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”)	-	-	-	-	-	-	(853)	(853)
Net loss	-	-	-	-	-	-	(307,045)	(307,045)
Other comprehensive loss	-	-	-	-	-	(4,668)	-	(4,668)
Balance at December 31, 2020	70,890	$585	$-	$10,530	$1,006,100	$(1,494)	$(403,737)	$611,984

Net loss	-	-	-	-	-	-	(131,891)	(131,891)
Other comprehensive income	-	-	-	-	-	21,852	-	21,852
Stock-based compensation expense	-	-	-	-	54,162	-	-	54,162
Common shares issued upon vesting of share-based awards	741	16	-	-	(16)	-	-	-
Common shares issued for ESPP	-	-	-	-	-	-	-	-
Treasury shares withheld	(554)	-	(818)	-	-	-	-	(818)
Cancellation of Legacy Expro common stock	-	(585)	-	-	585	-	-	-
Cancellation of warrants	-	-	-	(10,530)	10,530	-	-	-
Merger	38,066	7,828	(21,967)	-	756,421	-	-	742,282
Balance at December 31, 2021	109,143	$7,844	$(22,785)	$-	$1,827,782	$20,358	$(535,628)	$1,297,571

Net loss	-	-	-	-	-	-	(20,145)	(20,145)
Other comprehensive income	-	-	-	-	-	7,191	-	7,191
Stock-based compensation expense	-	-	-	-	18,486	-	-	18,486
Common shares issued upon vesting of share-based awards	1,013	67	-	-	810	-	-	877
Acquisition of common stock	(1,100)	-	(12,995)	-	-	-	-	(12,995)
Common stock withheld	(312)	-	(5,090)	-	-	-	-	(5,090)
Balance at December 31, 2022	108,744	$7,911	$(40,870)	$-	$1,847,078	$27,549	$(555,773)	$1,285,895

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

On March 10, 2021, Frank’s International N.V. (“Frank’s”) and New Eagle Holdings Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of Frank’s (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Expro Group Holdings International Limited (“Legacy Expro”), an exempted company limited by shares incorporated under the laws of the Cayman Islands, providing for the merger of Legacy Expro with and into Merger Sub in an all-stock transaction, with Merger Sub surviving the merger as a direct, wholly owned subsidiary of Frank’s (the “Merger”). The Merger closed on October 1, 2021 (the “Closing Date”), and Frank’s was renamed to Expro Group Holdings N.V. (the “Company”). The Merger was accounted for using the acquisition method of accounting with Legacy Expro being identified as the accounting acquirer. The consolidated financial statements of the Company reflect the financial position, results of operations and cash flows of only Legacy Expro for all periods prior to the Merger and of the combined company (including activities of Frank’s) for all periods subsequent to the Merger.

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

On June 16, 2022, the Company’s Board of Directors (the “Board”) approved a new stock repurchase program, under which the Company is authorized to acquire up to $50.0 million of its outstanding common stock through November 24, 2023. Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program is being utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. The Company has repurchased a total of 1.1 million shares at an average price of $11.81 per share, for a total cost of $13.0 million as of December 31, 2022 under the Stock Repurchase Program.

2.         Basis of presentation and significant accounting policies

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements have been prepared using the U.S. dollar (“$” or “USD”) as the reporting currency.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

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

Revenue recognition

We recognize revenue from rendering of services over a period of time as the customer simultaneously consumes the benefit of the service while it is being rendered reflecting the amount of consideration to which the Company has a right to invoice. As part of rendering of services, the Company also provides rental equipment and personnel. Using practical expedients under Accounting Standards Update (“ASU”) 2014-09, the Company has elected not to separate non-lease components from the associated lease components and account for the combined component in accordance with the ASU 2014-09 with recognition over a period of time.

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

Expro recognizes revenue for long-term construction-type contracts, involving significant design and engineering efforts in order to satisfy custom designs for customer-specific applications, on an over a period of time basis, using an input method, which represents the ratio of actual costs incurred to date on the project in relation to total estimated project costs. The estimate of total project costs has a significant impact on both the amount of revenue recognized as well as the related profit on a project. Revenue and profits on contracts can also be significantly affected by change orders and claims. Profits are recognized based on the estimated project profit multiplied by the percentage complete. Due to the nature of these projects, adjustments to estimates of contract revenue and total contract costs are often required as work progresses. Any expected losses on a project are recorded in full in the period in which they are identified.

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

We operate in approximately 60 countries and are subject to domestic and numerous foreign taxing jurisdictions. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions, and tax credits. Changes in tax laws, regulations or agreements in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

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

Land improvement	12 years
Buildings	Up to 40 years
Leased property, including leasehold buildings	over the lesser of the remaining useful life or period of the lease
Plant and equipment	2 to 12 years

Useful lives and residual values are reviewed annually and where adjustments are required these are made prospectively. For property, plant and equipment that has been placed into service, but is subsequently idled, we continue to record depreciation expense during the idle period. We adjust the estimated useful lives of the idled assets if the estimated useful lives have changed.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

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

Stock-based compensation

Effective October 1, 2021, in connection with the consummation of the Merger, the Company amended its 2013 Long-Term Incentive Plan to the Expro Group Holdings N.V. Long-Term Incentive Plan, As Amended and Restated. Further, effective May 25, 2022, the Expro Group Holdings N.V. Long-Term Incentive Plan, As Amended and Restated was terminated and the Expro Group Holdings N.V. 2022 Long-Term Incentive Plan (the “2022 LTIP” plan) was adopted and established by the Board and approved by the Company’s stockholders. Pursuant to the 2022 LTIP, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other types of equity and cash incentive awards may be granted to employees, non-employee directors and consultants.

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Research and development

Research and development costs are expensed as incurred and relate to spending for new product development and innovation and includes internal engineering, materials and third-party costs. We incurred $7.3 million, $6.7 million and $10.4 million of research and development costs for the years ended December 31, 2022, 2021 and 2020, respectively, which are included in “Cost of revenue, excluding depreciation and amortization” in the consolidated statements of operations.

Income (loss) per share

Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock.

Recent accounting pronouncements

Accounting guidance adopted

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of ASUs to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all accounting pronouncements; recently issued ASUs were either determined to be not applicable or expected to have immaterial impact on our consolidated financial position, results of operations and cash flows.

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The following table sets forth the allocation of the merger consideration exchanged to the fair value of identifiable tangible and intangible assets acquired and liabilities assumed as of the Closing Date, with the recording of goodwill for the excess of the consideration transferred over the net aggregate fair value of the identifiable assets acquired and liabilities assumed ($ in thousands):

	Initial allocation of the consideration	Measurement period adjustments	Allocation of consideration as of December 31, 2022

Cash and cash equivalents	$187,178	$-	$187,178
Restricted cash	2,561	-	2,561
Accounts receivables, net	112,234	(1,020)	111,214
Inventories	69,567	(109)	69,458
Assets held for sale	10,061	-	10,061
Income tax receivables	2,030	-	2,030
Other current assets	23,908	(862)	23,046
Property, plant and equipment	212,639	(2,479)	210,160
Goodwill	154,399	41,077	195,476
Intangible assets	104,791	-	104,791
Operating lease right-of-use assets	27,406	-	27,406
Other assets	20,494	(70)	20,424
Total assets	927,268	36,537	963,805
Accounts payable and accrued liabilities	81,959	3,876	85,835
Operating lease liabilities	8,344	-	8,344
Current income tax liabilities	8,932	9,862	18,794
Other current liabilities	19,918	12,108	32,026
Deferred tax liabilities	5,673	-	5,673
Non-current operating lease liabilities	19,607	-	19,607
Other non-current liabilities	40,553	10,691	51,244
Total Liabilities	184,986	36,537	221,523

Total Merger Consideration Exchanged	$742,282	$-	$742,282

The preliminary valuation of the assets acquired and liabilities assumed, including other current liabilities, in the Merger initially resulted in goodwill of $154.4 million. During the third quarter of 2022, the Company finalized the valuation and recorded measurement period adjustments to its preliminary estimates due to additional information received primarily related to accounts payable and accrued liabilities, other current liabilities (please see Note 18 “Commitments and contingencies” for additional information), other non-current liabilities and income taxes. The measurement period adjustments resulted in an increase in goodwill of $41.1 million, for final total goodwill associated with the Merger of $195.5 million. The fair values of identifiable intangible assets were prepared using an income valuation approach, which requires a forecast of expected future cash flows either through the use of the relief-from-royalty method or the multi-period excess earnings method, which are discounted to approximate their current value. The estimated useful lives are based on management’s historical experience and expectations as to the duration of time that benefits from these assets are expected to be realized.

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

Merger and integration expense

During the year ended December 31, 2022, 2021 and 2020, the Company incurred $13.6 million, $47.6 million and $1.6 million of merger and integration expense respectively, which consist primarily of legal fees, professional fees, integration, severance and other costs directly attributable to the Merger.

Below is a reconciliation of our liability balance associated with our severance plan initiated during 2021 related to the integration in connection with the Merger, which is included in “Other current liabilities” on the consolidated balance sheets (in thousands):

	NLA	ESSA	MENA	APAC	Central	Total
Balance as of December 31, 2021	$2,057	$2,502	$424	$617	$6,615	$12,215
Expense (reversal) during the period	$(256)	$(808)	$34	$646	$1,707	1,323
Payments made during the year	(1,675)	(1,634)	(458)	(1,176)	(7,880)	(12,823)
Balance as of December 31, 2022	$126	$60	$-	$87	$442	$715

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

4.         Fair value measurements

Recurring Basis

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of December 31, 2022 and 2021, were as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Non-current accounts receivable, net	$-	$9,688	-	$9,688
Liabilities:
Finance lease liabilities	-	14,820	-	14,820

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Cash surrender value of life insurance policies-
Deferred compensation plan	$-	$18,857	$-	$18,857
Non-current accounts receivable, net	-	11,531	-	11,531
Liabilities:
Deferred compensation plan	-	9,339	-	9,339
Finance lease liabilities	-	16,919	-	16,919

Our investments associated with our deferred compensation plan at December 31, 2021 consist primarily of the cash surrender value of life insurance policies and is included in “other non-current assets” on the consolidated balance sheets. The liability associated with our deferred compensation plan at December 31, 2021 is included in “other non-current liabilities” on the consolidated balance sheets. During 2022, the Company terminated the executive deferred compensation benefit plan. Please see Note 19 “Post-retirement benefits” for additional information. Our investments changed as a result of contributions, payments, and fluctuations in the market. Assets and liabilities, measured using significant observable inputs, are reported at fair value based on third-party broker statements, which are derived from the fair value of the funds’ underlying investments. They are reported at fair value based on the price of the stock and are included in “Other non-current assets” on the consolidated balance sheets.

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

No impairment expense was recognized during the year ended December 31, 2022 and 2021. The following table presents total amount of impairment expense recognized during the year ended December 31, 2020 (in thousands):

Year Ended December 31,
2020
Goodwill	$191,893
Intangible assets, net	60,394
Property, plant and equipment, net	19,993
Operating lease right-of-use assets	15,174
Total	$287,454

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Goodwill

For the year ended December 31, 2022, we performed a quantitative goodwill impairment assessment as of our annual testing date and determined that the fair value was substantially in excess of the carrying value for each reporting unit. For the year ended December 31, 2021, we performed a qualitative goodwill impairment assessment of our goodwill as of our annual testing date and determined that there were no events or circumstances that indicated it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Accordingly, no impairment expense related to goodwill was recorded during the years ended December 31, 2022 and December 31, 2021.

In March 2020, the Company observed a material increase in macro-economic uncertainty and a material decrease in oil and gas prices as a result of a combination of factors, including the substantial decline in global demand for oil caused by the COVID-19 pandemic and disagreements between the Organization of Petroleum Exporting Countries and other oil producing nations regarding limits on production. As a result, customers significantly decreased capital budgets and other spending, which significantly impacted our global outlook for the industry. We determined that these events constituted a triggering event that required us to perform a quantitative goodwill impairment assessment as of March 31, 2020 (“Testing Date”) and to review the recoverability of all our long-lived assets. Our interim quantitative goodwill impairment test in 2020 determined the carrying value of certain of our reporting units exceeded their estimated fair value as of the Testing date, which resulted in goodwill impairment expenses of $191.9 million. Our quantitative goodwill impairment test as of our annual testing date on 2020 determined no further impairment to goodwill was to be recorded. After recording of the impairment expense, the carrying value of our impaired reporting units equaled their fair value whereas the estimated fair values of other reporting units were more that their carrying values.

In performing our quantitative goodwill impairment assessments, we used the income approach and the market approach to estimate the fair value of our reporting units. The income approach estimates the fair value by discounting the reporting unit’s estimated future cash flows using an estimated discount rate, or expected return, that a marketplace participant would have required as of the valuation date. The market approach includes the use of comparative multiples to corroborate the discounted cash flow results and involves significant judgment in the selection of the appropriate peer group companies and valuation multiples. Under the income approach, we utilized third-party valuation advisors to assist us with these valuations. These analyses included significant judgment, including significant Level 3 assumptions related to management’s short-term and long-term forecast of operating performance, discount rates based on our estimated weighted average cost of capital, revenue growth rates, profitability margins and capital expenditures.

Long-lived Assets

The Company did not identify any indicators of impairment related to our long-lived assets during the years ended December 31, 2022 and December 31, 2021. In reviewing the recoverability of our long-lived assets during 2020, we identified certain of our long-lived assets which exceeded their respective fair values and certain of our long-lived assets which were deemed to be no longer useable. As a result, during 2020 we recorded impairment expense of $20.0 million, $60.4 million and $15.2 million relating to our property, plant and equipment, intangible assets and operating lease right-of-use assets, respectively.

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

5.         Business segment reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), which is our CEO, in deciding how to allocate resources and assess performance. Our operations are comprised of four operating segments which also represent our reporting segments and are aligned with our geographic regions as below:

●	North and Latin America (“NLA”),
●	Europe and Sub-Saharan Africa (“ESSA”),
●	Middle East and North Africa (“MENA”), and
●	Asia-Pacific (“APAC”).

The following table presents our revenue disaggregated by our operating segments (in thousands):

	Year Ended December 31,
	2022	2021	2020
NLA	$499,813	$193,156	$115,738
ESSA	389,342	300,557	219,534
MENA	201,495	171,136	194,033
APAC	188,768	160,913	145,721
Total	$1,279,418	$825,762	$675,026

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Segment EBITDA

Our CODM regularly evaluates the performance of our operating segments using Segment EBITDA, which we define as loss before income taxes adjusted for corporate costs, equity in income of joint ventures, depreciation and amortization expense, impairment expense, severance and other expense, gain on disposal of assets, foreign exchange losses, merger and integration expense, other income, net, interest and finance expense, net and stock-based compensation expense.

The following table presents our Segment EBITDA disaggregated by our operating segments and reconciliation to income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2022	2021	2020
NLA	$135,236	$32,254	$54
ESSA	74,681	53,336	35,393
MENA	63,315	56,312	77,296
APAC	4,850	33,444	34,976
Total Segment EBITDA	278,082	175,346	147,719
Corporate costs	(87,580)	(66,153)	(61,122)
Equity in income of joint ventures	15,731	16,747	13,589
Depreciation and amortization expense	(139,767)	(123,866)	(113,693)
Impairment expense	-	-	(287,454)
Severance and other expense	(7,825)	(7,826)	(13,930)
Stock-based compensation expense	(18,486)	(54,162)	-
Gain on disposal of assets	-	1,000	10,085
Foreign exchange losses	(8,341)	(4,314)	(2,261)
Merger and integration expense	(13,620)	(47,593)	(1,630)
Other income, net	3,149	3,992	3,908
Interest and finance expense, net	(241)	(8,795)	(5,656)
Income (loss) before income taxes	$21,102	$(115,624)	$(310,445)

Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

We are a Netherlands based company and we derive our revenue from services and product sales to customers primarily in the oil and gas industry. No single customer accounted for more than 10% of our revenue for the years ended December 31, 2022 and 2021. One customer in our MENA operating segment accounted for 16% of our consolidated revenue for the year ended December 31, 2020. The revenue generated in the Netherlands was immaterial for the years ended December 31, 2022, 2021 and 2020. Other than the U.S. in 2022, Norway in 2021, and Algeria in 2020, no individual country represented more than 10% of our revenue for the years ended December 31, 2022, 2021 and 2020.

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

	December 31,
	2022	2021
NLA	$633,644	$561,482
ESSA	444,368	370,638
MENA	294,742	358,465
APAC	232,812	231,087
Assets held centrally	331,586	332,966
Total	$1,937,152	$1,854,638

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The following table presents our capital expenditures disaggregated by our operating segments (in thousands):

	Year Ended December 31,
	2022	2021
NLA	$18,435	$6,426
ESSA	17,574	11,151
MENA	27,354	14,553
APAC	13,457	19,958
Assets held centrally	5,084	29,423
Total	$81,904	$81,511

6.         Revenue

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by geography, as disclosed in Note 5 above, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Additionally, we disaggregate our revenue into areas of capability.

The following table sets forth the total amount of revenue by areas of capability as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Well construction	$500,438	$112,126	$-
Well management	778,980	713,636	675,026
Total	$1,279,418	$825,762	$675,026

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

Contract balances consisted of the following as of December 31, 2022 and  December 31, 2021 (in thousands):

	December 31,
	2022	2021
Trade receivable, net	$289,235	$236,158
Unbilled receivables (included within accounts receivable, net)	$139,690	$94,659
Deferred revenue (included within other liabilities)	$51,192	$17,038

The Company recognized revenue of $15.5 million, $15.4 million and $6.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, out of the deferred revenue balance as of the beginning of the applicable year.

As of December 31, 2022, $50.9 million of our deferred revenue was classified as current and is included in “Other current liabilities” on the consolidated balance sheets, with the remainder classified as non-current and included in “Other non-current liabilities” on the consolidated balance sheets.

Transaction price allocated to remaining performance obligations

Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. We have elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less and for our long-term contracts we have a right to consideration from customers in an amount that corresponds directly with the value to the customer of the performance completed to date. With respect to our long term construction contracts, revenue allocated to remaining performance obligations is $139.2 million.

7.         Income taxes

The components of income tax expense (benefit) for the years ended  December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current tax:
Netherlands (2020: U.K.)	$283	$216	$(707)
Foreign	42,308	16,777	17,883
Total current tax	42,591	16,993	17,176
Deferred tax:
Netherlands (2020: U.K.)	-	-	-
Foreign	(1,344)	(726)	(20,576)
Total deferred tax	(1,344)	(726)	(20,576)
Income tax expense (benefit)	$41,247	$16,267	$(3,400)

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Following the closing of the Merger on October 1, 2021, the tax domicile of the Company changed from the U.K. to the Netherlands. As a result of this change in domicile due to the Merger, income tax expense (benefit) is split between the Netherlands and foreign tax jurisdictions for the year ended December 31, 2022 and 2021 and between the U.K. and foreign tax jurisdictions for the year ended December 31, 2020.

The Netherland, U.K. and foreign components of income (loss) from continuing operations before income taxes and equity in income of joint ventures for the years ended  December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Netherlands (2020: U.K.)	$(13,984)	$(19,190)	$22,819
Foreign	19,355	(113,181)	(346,853)
Total	$5,371	$(132,371)	$(324,034)

A reconciliation of the differences between the income tax provision computed at the Netherlands statutory rate of 25.8% and 25.0% for the year ended December 31, 2022 and 2021, respectively, and the U.K. statutory rate of 19.0% for the years ended December 31, 2020 to income (loss) from continuing operations before taxes and equity in joint ventures for the reasons below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Statutory tax rate	25.8%	25.0%	19.0%

Income tax expense (benefit) at statutory rate	$1,387	$(33,093)	$(61,566)
Permanent differences	12,187	14,123	120,239
Effect of overseas tax rates	(4,024)	9,905	(1,754)
Net tax charge related to attributes with full valuation allowance	28,267	28,607	(71,259)
Exempt dividends from joint ventures	(2,649)	(1,014)	14
Return to provision adjustments	(5,966)	(5,001)	6,150
Withholding taxes	3,029	1,995	984
Foreign exchange movements on tax balances	694	67	1,216
Movement in uncertain tax positions	8,322	678	2,576
Income tax expense (benefit)	$41,247	$16,267	$(3,400)

Effective tax rate	768.0%	-12.3%	1.0%

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Deferred tax assets and liabilities are recorded for the anticipated future tax effects of temporary differences between the financial statement basis and tax basis of our assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are projected to reverse.

The primary components of our deferred tax assets and liabilities as of  December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$771,963	$731,315
Employee compensation and benefits	9,977	12,958
Depreciation	66,300	44,253
Other	44,133	34,734
Investment in partnership	-	51,890
Intangibles	16,197	22,980
Valuation allowance	(881,286)	(829,087)
Total deferred tax assets	27,284	69,043
Deferred tax liabilities:
Depreciation	(13,630)	(1,935)
Goodwill and other intangibles	(36,968)	(42,784)
Investment in partnership	(911)	(48,856)
Other	(6,194)	(7,212)
Total deferred tax liabilities	(57,703)	(100,787)
Net deferred tax liabilities	$(30,419)	$(31,744)

We recognize a valuation allowance where it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of a deferred tax asset is dependent upon the ability to generate sufficient taxable income in the appropriate taxing jurisdictions where the deferred tax assets are initially recognized.

The changes in valuation allowances were as follows (in thousands):

	Year Ended December 31

	2022	2021	2020
Balance at the beginning of the period	$829,087	$512,711	$443,398
Additions attributable to the Merger	-	187,319	-
Additions not attributable to the Merger	146,451	160,299	72,025
Reductions	(94,252)	(31,242)	(2,712)
Balance at end of period	$881,286	$829,087	$512,711

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

As of December 31, 2022, the Company had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $628.7 million, net of existing Section 382 (as defined below) limitations,  $160.6 million, of which were incurred prior to January 1, 2018 (and will begin to expire, if unused, in 2036) and $468.1 million of which were incurred on or after January 1, 2018 (and will not expire and will be carried forward indefinitely).

Section 382 of the Code (“Section 382”) imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of such corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change occurs, utilization of the relevant corporation’s NOLs would be subject to an annual limitation under Section 382, generally determined, subject to certain adjustments, by multiplying (i) the fair market value of such corporation’s stock at the time of the ownership change by (ii) a percentage approximately equivalent to the yield on long-term tax-exempt bonds during the month in which the ownership change occurs. Any unused annual limitation may be carried over to later years.

The Company underwent an ownership change under Section 382 as a result of the Merger, which will trigger a limitation (calculated as described above) on the combined company’s ability to utilize any historic Frank’s NOLs and will cause some of the Frank’s NOLs incurred prior to January 1, 2018 to expire before the combined company will be able to utilize them to reduce taxable income in future periods.

The exchange of ordinary shares of Legacy Expro for shares of the Company's common stock (“Company Common Stock”) in the Merger was, standing alone, insufficient to result in an ownership change with respect to Legacy Expro. However, the Company will undergo an ownership change as a result of the Merger taking into account other changes in ownership of Company stock occurring within the relevant three-year period described above. Due to the ownership change with respect to Legacy Expro as a result of the Merger, the combined company will be prevented from fully utilizing Legacy Expro’s historic NOLs incurred prior to January 1, 2018 prior to their expiration.

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

The Company is subject to income taxation in many jurisdictions around the world. The following table presents the changes in our uncertain tax positions as of December 31, 2022 and 2021 (in thousands):

	Year ended December 31
	2022	2021
Balance at the beginning of the period	$76,114	$35,377
Additions attributable to the Merger	7,259	40,144
Additions based on tax positions related to current period not attributable to the Merger	8,009	5,774
Additions for tax positions of prior year period not attributable to the Merger	2,371	5,094
Settlements with tax authorities	(2,490)	(2,370)
Reductions for tax positions of prior years	(547)	(5,138)
Reductions due to the lapse of statute of limitations	(1,525)	(2,094)
Effect of changes in foreign exchange rates	(1,054)	(673)
Balance at the end of the period	$88,137	$76,114

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The amounts above include penalties and interest of $9.8 million and $4.2 million for the years ended December 31, 2022 and 2021, respectively. We classify penalties and interest relating to uncertain tax positions within income tax (expense) benefit in the consolidated statements of operations.

Approximately $58.0 million and $46.0 million of unrecognized tax benefits as of December 31, 2022 and December 31, 2021 respectively, included in “Other non-current liabilities” on the consolidated balance sheet, would positively impact our future rate and be recognized as additional tax benefit in our statement of operations if resolved in our favor. Approximately $30.1 million of unrecognized tax benefits as of December 31, 2022 and at December 31, 2021 relate to certain deductions and should not impact our future rate. We do not foresee material resolution of these positions in the coming 12 months.

We file income tax returns in the Netherlands and in various other foreign jurisdictions in respect of the Company’s subsidiaries. In all cases we are no longer subject to income tax examination by tax authorities for years prior to 2008. Tax filings of our subsidiaries, branches and related entities are routinely examined in the normal course of business by the relevant tax authorities. We believe that there are no jurisdictions in which the outcome of unresolved issues is likely to be material to our results of operations, financial position or cash flows.

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

The carrying value of our investment in joint ventures as of  December 31, 2022 and 2021 was as follows (in thousands):

	December 31,
	2022	2021
CETS	$62,471	$54,014
PVD-Expro	3,567	3,590
Total	$66,038	$57,604

9.         Accounts receivable, net

Accounts receivable, net consisted of the following as of  December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Accounts receivable	$441,605	$340,209
Less: Expected credit losses	(12,680)	(9,392)
Total	$428,925	$330,817

Current	419,237	319,286
Non – current	9,688	11,531
Total	$428,925	$330,817

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The movement of expected credit losses for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$9,392	$6,917	$6,313
Additions - Acquired in the Merger	-	992	-
Additions - Charged to expense	4,096	1,527	965
Deductions	(808)	(44)	(361)
Balance at end of year	$12,680	$9,392	$6,917

10.         Inventories

Inventories consisted of the following as of  December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Finished goods	$26,810	$34,899
Raw materials, equipment spares and consumables	102,395	76,025
Work-in progress	24,513	14,192
Total	$153,718	$125,116

11.         Other assets and liabilities

Other assets consisted of the following as of  December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Cash surrender value of life insurance policies	$-	$18,857
Prepayments	18,084	19,891
Value-added tax receivables	20,727	22,524
Collateral deposits	1,669	1,599
Deposits	7,245	7,331
Other	5,513	9,197
Total	$53,238	$79,399

Current	44,975	52,938
Non – current	8,263	26,461
Total	$53,238	$79,399

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Other liabilities consisted of the following as of  December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Deferred revenue	$51,192	$17,038
Other tax and social security	28,557	27,893
Income tax liabilities - non-current portion	58,036	45,741
Deferred compensation plan	-	9,339
Provisions	45,248	32,964
Other	21,882	16,775
Total	$204,915	$149,750

Current	107,750	74,213
Non – current	97,165	75,537
Total	$204,915	$149,750

Cash Surrender Value of Life Insurance Policies

We had $18.9 million of cash surrender value of life insurance policies as of December 31, 2021, that were held within a trust established to settle payment of future executive deferred compensation benefit obligations. During 2022, the Company terminated the executive deferred compensation benefit plan. Please see Note 19 “Post-retirement benefits” for additional information. Prior to the termination of the executive deferred compensation plan, the impact of cash distributions from the trust for benefits paid pursuant to the executive deferred compensation benefit plan was included in “Proceeds from sale / maturity of investments” on the consolidated statements of cash flows. Loss associated with these policies was included in “Other income, net” on our condensed consolidated statements of operations. Loss on changes in the cash surrender value of life insurance policies was $0.3 million for the year ended December 31, 2022.

12.          Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following as of  December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Accounts payable – trade	$100,951	$84,952
Payroll, vacation and other employee benefits	46,935	42,671
Accruals for goods received not invoiced	32,102	18,666
Other accrued liabilities	92,716	66,863
Total	$272,704	$213,152

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

13.          Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of  December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Cost:
Land	$22,261	$21,580
Land improvement	3,054	3,054
Buildings and lease hold improvements	98,490	104,660
Plant and equipment	789,910	701,400
	913,715	830,694
Less: accumulated depreciation	(451,399)	(352,114)
Total	$462,316	$478,580

The carrying amount of our property, plant and equipment recognized in respect of assets held under finance leases as of  December 31, 2022 and 2021 and included in amounts above is as follows (in thousands):

	December 31,
	2022	2021
Cost:
Buildings	$18,623	$18,623
Plant and equipment	1,275	1,275
	19,898	19,898
Less: accumulated amortization	(9,085)	(7,733)
Total	$10,813	$12,165

Depreciation expense related to property, plant and equipment, including assets under finance leases, was $102.3 million, $95.8 million and $85.4 million for the years ended  December 31, 2022, 2021 and 2020, respectively.

No impairment expense related to property, plant and equipment was recognized for the years ended December 31, 2022 and 2021. We recognized impairment expense related to property, plant and equipment of $20.0 million for the year ended December 31, 2020, which is included in “Impairment expense” on our consolidated statement of operations. Refer to Note 4 “Fair value measurements” for further details.

During the year ended December 31, 2022, a building classified as assets held for sale as of December 31, 2021, was sold for net proceeds of $6.3 million. Additionally, during the year ended December 31, 2022, a building with net carrying value of $2.2 million met the criteria to be classified as held for sale and was reclassified from property plant and equipment, net to assets held for sale on our consolidated balance sheet.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

14.         Intangible assets, net

The following table summarizes our intangible assets comprising of Customer Relationships & Contracts (“CR&C”), Trademarks, Technology and Software as of  December 31, 2022 and 2021 (in thousands):

	December 31, 2022			December 31, 2021			December 31, 2022
		Accumulated			Accumulated		Weighted
	Gross	impairment		Gross	impairment		average
	carrying	and	Net book	carrying	and	Net book	remaining
	amount	amortization	value	amount	amortization	value	life (years)
CR&C	$222,200	$(118,221)	$103,979	$222,200	$(98,271)	$123,929	5.3
Trademarks	57,100	(32,921)	24,179	57,100	(29,392)	27,708	7.5
Technology	170,652	(71,191)	99,461	159,458	(60,979)	98,479	11.7
Software	11,556	(9,671)	1,885	8,754	(5,817)	2,937	0.8
Total	$461,508	$(232,004)	$229,504	$447,512	$(194,459)	$253,053	8.3

Amortization expense for intangible assets was $37.4 million, $28.1 million and $28.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

During the first quarter of 2022, we acquired technology to bolster our well intervention and integrity product offering, resulting in an increase in intangible assets of $11.2 million which will be amortized over a five-year life. The impact of this asset acquisition is included in “Acquisition of technology” on the consolidated statements of cash flows.

The following table summarizes the intangible assets which were acquired pursuant to the Merger (in thousands):

	Acquired Fair Value	Weighted average life
CR&C	$7,000	10.0
Trademarks	17,000	10.0
Technology	79,920	15.0
Software	871	1.0
Total	$104,791	13.7

No impairment expense associated with our intangible assets was recognized during the years ended December 31, 2022 and 2021. We recognized impairment expense associated with our intangible assets of $60.4 million for the year ended December 31, 2020, which is included in “Impairment expense” in our consolidated statement of operations. Refer to Note 4 “Fair value measurements” for further details.

The following table summarizes our intangible asset impairment expense by operating segment for the year ended December 31, 2020 (in thousands):

2020:	CR&C	Technology	Trademarks	Total
NLA	$10,262	$20,616	$11,437	$42,315
ESSA	-	6,909	4,070	10,979
APAC	-	7,100	-	7,100
Total	$10,262	$34,625	$15,507	$60,394

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Expected future intangible asset amortization as of December 31, 2022 is as follows (in thousands):

Years ending December 31,
2023	$35,467
2024	33,582
2025	33,582
2026	33,582
2027	33,582
Thereafter	59,709
Total	$229,504

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

The following table provides the gross carrying amount and cumulative impairment expense of goodwill for each operating segment as of  December 31, 2022 and 2021 (in thousands):

	2022				2021
	Cost	Measurement period adjustments	Accumulated impairment	Net Book Value	Cost	Acquired in Merger	Accumulated impairment	Net Book Value
NLA	$130,949	$24,903	$(37,341)	$118,511	$37,341	$93,608	$(37,341)	$93,608
ESSA	80,761	13,775	(14,478)	80,058	28,982	51,779	(14,478)	66,283
MENA	129,714	887	(126,383)	4,218	126,383	3,331	(126,383)	3,331
APAC	56,794	1,512	(40,113)	18,193	51,113	5,681	(40,113)	16,681
Total	$398,218	$41,077	$(218,315)	$220,980	$243,819	$154,399	$(218,315)	$179,903

During the third quarter of 2022, goodwill associated with the Merger increased by $41.1 million as a result of measurement period adjustments to our preliminary estimates due to additional information received. Please see Note 3 “Business combinations and dispositions” for additional information.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

No goodwill impairment expense was recognized during the years ended December 31, 2022 and 2021. We recorded goodwill impairment expense of $191.9 million for the year ended December 31, 2020. Refer to Note 4 “Fair value measurements” for further details.

The following table summarizes our goodwill impairment expense by operating segment for the year ended December 31, 2020 (in thousands):

Year Ended December 31,
2020
NLA	$25,397
ESSA	-
MENA	126,383
APAC	40,113
Total	$191,893

16.         Interest bearing loans

On October 1, 2021, in connection with the closing of the Merger, we entered into a new revolving credit facility (the “New Facility”) with DNB Bank ASA, London Branch, as agent (the “Agent”), with total commitments of $200.0 million, of which $130.0 million was available for drawdowns as loans and $70.0 million was available for letters of credit. On July 21, 2022, the Company increased the facility available for letters of credit to $92.5 million and total commitments to $222.5 million. Proceeds of the New Facility may be used for general corporate and working capital purposes.

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

Borrowings under the New Facility bear interest at a rate per annum of LIBOR, subject to a 0.00% floor, plus an applicable margin of 3.75% for cash borrowings or 3.00% for letters of credit. A 0.75% per annum fronting fee applies to letters of credit, and an additional 0.25% or 0.50% per annum utilization fee is payable on drawdowns as loans to the extent one-third or two-thirds, respectively, or more of commitments are drawn. The unused portion of the New Facility is subject to a commitment fee of 30% per annum of the applicable margin. Interest on loans is payable at the end of the selected interest period, but no less frequently than semi-annually.

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

The Facility remained undrawn on a cash basis (i.e., no loans were outstanding) as of December 31, 2022 and December 31, 2021. We utilized $53.8 million and $33.4 million as of December 31, 2022 and December 31, 2021, respectively, for bonds and guarantees.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

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

The following tables illustrate the financial impact of our leases as of and for the years ended December 31, 2022, 2021 and 2020, along with other supplemental information about our existing leases (in thousands, except years and percentages):

	Year Ended December 31,
	2022	2021	2020
Components of lease expenses:
Finance lease expense:
Amortization of right of use assets	$1,352	$967	$1,649
Interest incurred on lease liabilities	2,006	2,246	2,386
Operating lease expense	26,231	21,479	19,870
Short term lease expense	84,045	54,756	56,156
Total lease expense	$113,634	$79,448	$80,061

	December 31,
	2022	2021	2020
Other supplementary information (in thousands, except years and discount rates):
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$28,454	$25,348	$23,134
Right-of-use assets obtained in an exchange for lease obligations
Operating leases	$15,051	$8,529	$8,917
Weighted average remaining lease term:
Operating leases	6.9	7.3	8.5
Finance leases	10.1	11.0	11.7
Weighted average discount rate for operating leases	8.9%	8.8%	10.0%
Weighted average discount rate for finance leases	12.9%	13.1%	13.5%

The operating cash flows for finance leases approximates the interest expense for the year.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

As of December 31, 2022, maturity of our lease liabilities are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Years ending December 31,
2023	$25,486	$3,026
2024	19,398	2,759
2025	13,365	2,703
2026	9,331	2,703
2027	8,033	2,680
Due after 5 years	35,584	13,069
	$111,197	$26,940
Less: amounts representing interest	(31,293)	(12,120)
Total	$79,904	$14,820

Short-term portion	$19,057	$1,047
Long-term portion	60,847	13,773
Total	$79,904	$14,820

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

18.         Commitments and contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties.

We entered into contractual commitments for the acquisition of property, plant and equipment totaling $45.5 million and $26.3 million as of December 31, 2022 and 2021, respectively. We also entered into purchase commitments related to inventory on an as-needed basis. As of December 31, 2022 and 2021, inventory purchase commitments were $25.8 million and $14.2 million, respectively.

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

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of December 31, 2022 and December 31, 2021. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

We have conducted an internal investigation of the operations of certain of Frank’s foreign subsidiaries in West Africa including for possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), our policies and other applicable laws. In  June 2016, we voluntarily disclosed the existence of our internal review to the SEC and the U.S. Department of Justice (“DOJ”). The DOJ has provided a declination, subject to the Company and the SEC reaching a satisfactory settlement of civil claims. We are discussing a possible resolution with the SEC and, based on the course of these discussions to date, we believe that a final resolution of this matter is likely to include a civil penalty in the amount of approximately $8 million and, accordingly, we have recorded a loss contingency in that amount within “Other current liabilities” on our consolidated balance sheet as of December 31, 2022, with the offset taken as an increase to goodwill as a measurement period adjustment associated with the Merger. While we believe the final resolution, including the amount of any civil penalty, of this matter is nearing a conclusion, there can be no assurance as to the timing or the terms of any final resolution, or that a settlement will be reached at all. In the event a settlement is not reached, litigation may ensue and, accordingly, the actual loss incurred in connection with this matter could be less than or exceed the amount accrued and may have a material adverse effect on our financial position, results of operations or cash flows. At the present time, we are unable to reasonably estimate the amount of any potential loss in excess of the amount already accrued relating to this matter. Other than discussed above, we had no other material legal accruals for loss contingencies, individually or in the aggregate, as of December 31, 2022 and December 31, 2021.

Our Board and management are committed to continuously enhancing our internal controls that support improved compliance and transparency throughout our global operations, including the integration of the legacy Frank’s compliance related processes into the Expro compliance framework and program.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

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

Defined contribution plans

We offer various defined contribution plans for employees around the globe as per local statute and market practice.  Specific to our largest employee populations, for employees in the U.S., we offer a 401(K) plan, which is a defined contribution retirement savings plan to which the employer matches employee contributions up to 4% of eligible earnings.  For U.K. employees, we offer the Group Personal Pension plan (“GPP”), which is a portable, personal pension plan to which the employer contributes on a matching basis between a base of 4.5% and a ceiling of 6% of base salary.

Expense recognized in respect of these plans were $8.4 million, $7.3 million and $6.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Key assumptions

The major assumptions, included on a weighted average basis across the defined benefit plans, used to calculate the defined benefit plan liabilities were:

	December 31,
	2022	2021	2020
Discount rate	4.7%	1.8%	1.3%
Expected return on plan assets	5.6%	3.2%	2.7%
Expected rate of salary increases	0.1%	0.1%	0.1%

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

Net periodic benefit cost

Amounts recognized in the consolidated statements of operations and in the consolidated statements of comprehensive loss in respect of the defined benefit plans were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current service cost	$(357)	$(439)	$(539)
Interest cost	(4,307)	(3,407)	(4,551)
Expected return on plan assets	6,796	5,499	6,064
Plan curtailment / amendment events recognized in consolidated statements of operations	-	-	2,269
Amortization of prior service credit	249	249	-
Reclassified net remeasurement (loss) gains	-	244	(104)
Amounts included in consolidated statements of operations	$2,381	$2,146	$3,139

Actuarial gain (loss) on defined benefit plans	$7,440	$22,345	$(9,356)
Plan curtailment / amendment credit recognized in consolidated statements of other comprehensive loss	-	-	5,510
Amortization of prior service credit	(249)	(249)	-
Reclassified net remeasurement (loss) gains	-	(244)	104
Other comprehensive income (loss)	7,191	21,852	(3,742)

Total comprehensive income (loss)	$9,572	$23,998	$(603)

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

The actuarial gain (loss) is derived from the components shown in the table below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Actuarial (loss) gain on assets	$(74,332)	$11,378	$16,678
Actuarial gain (loss) on liabilities	81,772	10,967	(26,034)
Actuarial gain (loss) on defined benefit plans	$7,440	$22,345	$(9,356)

The actuarial gain on the benefit obligation for the year December 31, 2022 has arisen primarily as a result of increases in corporate bond yields, offset slightly by a loss relating to recognition of known inflation increases over 2022. The gain on the benefit obligation has been further offset by the lower than expected asset returns over the period which again was primarily caused by the increase in corporate and government bond yields.

The amount of employer contributions expected to be paid to our defined benefit plans during the years to December 31, 2032 is set out below (in thousands):

Years ending December 31:
2023	$5,481
2024	$5,691
2025	$5,886
2026	$6,135
2027	$6,416
Thereafter to December 31, 2032	$22,495

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The amounts included in the consolidated balance sheets arising from our obligations in respect of defined retirement benefit plans and post-employment benefits was as follows (in thousands):

	December 31,
	2022	2021
Present value of defined benefit obligations	$(135,182)	$(241,808)
Fair value of plan assets	123,840	212,688
Deficit recognized under non-current liabilities	$(11,342)	$(29,120)

Changes in the present value of defined benefit obligations were as follows (in thousands):

	December 31,
	2022	2021
Opening balance	$(241,808)	$(261,576)
Current service cost	(357)	(439)
Interest cost	(4,307)	(3,407)
Actuarial gain	81,772	10,967
Exchange differences	23,823	2,378
Benefits paid	5,695	10,269
Ending balance	$(135,182)	$(241,808)

Movements in fair value of plan assets were as follows (in thousands):

	December 31,
	2022	2021
Opening balance	$212,688	$203,630
Actual return on plan assets	(67,536)	16,877
Exchange differences	(20,776)	(2,245)
Contributions from the sponsoring companies	5,159	4,695
Benefits paid	(5,695)	(10,269)
Ending balance	$123,840	$212,688

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The actual return on plan assets consists of the following (in thousands):

	December 31,
	2022	2021	2020
Expected return on plan assets	$6,796	$5,499	$6,064
Actuarial (loss) gain on plan assets	(74,332)	11,378	16,678
Actual return on plan assets	$(67,536)	$16,877	$22,742

Information for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (in thousands):

	December 31,
	2022	2021
Accumulated benefit obligation	$134,102	$240,644
Fair value of plan assets	123,840	212,688

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

Taking all these factors into consideration, approximately 45% of the assets are invested in a growth portfolio, comprising diversified growth funds (“DGFs”) and property, and approximately 55% of the assets in a stabilizing portfolio, comprising corporate bonds and liability driven investments. DGFs are actively managed multi-asset funds. The managers of the DGFs aim to deliver equity like returns in the long term, with lower volatility. They seek to do this by investing in a wide range of assets and investment contracts in order to implement their market views.

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

Assets of the other plans are invested in a combination of equity, bonds, real estate and insurance contracts.

The analysis of the plan assets and the expected rate of return at the reporting date were as follows (in thousands):

	December 31, 2022		December 31, 2021
	Expected rate	Fair value of	Expected rate	Fair value of
	of return %	asset	of return %	asset
Mutual funds
DGFs	7.5	$55,633	4.6	$123,460
LDI funds	4.0	45,170	1.1	61,163
Bond funds	4.5	21,899	1.8	26,571
Equities	1.8	188	1.5	360
Other assets	2.2	950	1.5	1,134
Total		$123,840		$212,688

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The aggregated asset categorization for the plans were as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Mutual funds
DGFs	$55,633	$-	$-	$55,633
LDI funds	45,170	-	-	45,170
Bond funds	21,899	-	-	21,899
Equities	188	-	-	188
Other assets	172	395	383	950
Total	$123,062	$395	$383	$123,840

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Mutual funds
DGFs	$123,460	$-	$-	$123,460
LDI funds	61,163	-	-	61,163
Bond funds	26,571	-	-	26,571
Equities	360	-	-	360
Other assets	445	329	360	1,134
Total	$211,999	$329	$360	$212,688

Other assets primarily represent insurance contracts. The fair value is estimated, based on the underlying defined benefit obligation assumed by the insurers.

Movements in fair value of Level 3 assets were as follows (in thousands):

	December 31,
	2022	2021
Opening balance	$360	$292
Actual return on plan assets	6	5
Exchange differences	(6)	33
Contributions from the sponsoring companies	23	30
Ending balance	$383	$360

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

During 2022, the Company terminated the EDC Plan and settled substantially all remaining obligations under the plan by liquidating the cash surrender value of life insurance policies that were held within the Rabbi Trust.

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

There were 5.8 million MIP stock options issued and outstanding as of December 31, 2020 under the MIP. Legacy Expro granted no stock options in 2020.

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

The aforementioned event was accounted for as an improbable-to-probable modification and as a result, the fair value of all of the issued and outstanding MIP stock options was determined as of the Closing Date. Compensation expense was immediately recognized upon the Merger closing for all MIP stock options in which the service period was fulfilled. For the stock options in which the service period was not fulfilled, stock-based compensation expense is to be recognized based on the total modification date fair value of the associated awards on a straight-line basis over the remaining service period.

The Company recognized stock-based compensation expense related to the MIP stock options of $3.6 million and $39.5 million during the years ended December 31, 2022 and 2021 respectively.  As of December 31, 2022, unrecognized stock compensation expense relating to MIP stock options totaled $0.9 million which will be expensed over a weighted average period of 0.6 years.

As of December 31, 2022 and 2021, there were 6.7 million  and 6.9 million, respectively, MIP stock options issued and outstanding with a weighted average exercise price of $17.19 and 17.20, respectively. There were no stock options granted during 2021 or 2022 and there are no plans to grant stock options in 2023. During the year ended December 31, 2022 there were 0.1 million options forfeited; the number of options exercised was not material. Both options forfeited and options exercised had a weighted average exercise price of $17.08. As of December 31, 2022, there were 2.7 million exercisable MIP stock options with a weighted average exercise price of $17.15 per option.

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was not material during 2022. There were no stock option exercises during 2021 and 2020. At December 31, 2022, options outstanding had an intrinsic value of approximately $6.3 million with a weighted-average remaining life of 5.4 years. At December 31, 2022, options exercisable had an intrinsic value of $2.6 million, with a weighted-average remaining life of 5.4 years.

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

MIP Restricted stock units (“MIP RSUs”)

RSUs granted under the MIP were subject to vesting over a three year period. There were 0.1 million outstanding MIP RSUs as of December 31, 2020. No stock-based compensation expense attributable to the MIP RSUs was recognized during the year ended  December 31, 2020 as the performance conditions within the agreements were deemed to be improbable. In February 2021, the MIP RSU awards were modified so that upon the closing of the Merger, the MIP RSUs would convert to RSUs of the Company based on the post-reverse stock split Exchange Ratio of 1.2120 to 1 and would immediately vest pursuant to the terms of the Merger Agreement. As the MIP RSUs were fully vested on the closing of the Merger, the Company recognized $2.6 million of stock-based compensation expense attributable to the MIP RSUs during the year ended December 31, 2021 and had no further expenses outstanding to be recognized for the MIP RSUs as of December 31, 2021 or during the year ended December 31, 2022.

Expro Group Holdings N.V. Long-Term Incentive Plan

Effective October 1, 2021, in connection with the consummation of the Merger, the Company amended its 2013 Long-Term Incentive Plan to the Expro Group Holdings N.V. Long-Term Incentive Plan, As Amended and Restated. Further, effective May 25, 2022, the Expro Group Holdings N.V. Long-Term Incentive Plan, As Amended and Restated was terminated and the Expro Group Holdings N.V. 2022 Long-Term Incentive Plan (the “2022 LTIP” plan) was adopted and established by the Board and approved by the Company’s stockholders. Pursuant to the 2022 LTIP, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other types of equity and cash incentive awards may be granted to employees, non-employee directors and consultants. The LTIP expires after 10 years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our Board terminates the plan. There are approximately 13.2 million shares of common stock reserved for issuance under the LTIP. As of December 31, 2022, approximately 11.5 million shares remained available for issuance.

LTIP Restricted Stock Units (“LTIP RSUs”)

All RSUs granted under the LTIP vest ratably over a period of one to three years. Shares withheld from employees to settle personal tax obligations that arose as a result of RSUs that vested are included in our treasury stock. Certain RSU awards provide for accelerated vesting for qualifying terminations of employment or service.

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

Stock-based compensation expense relating to LTIP RSUs was $11.2 million and $6.8 million for the years ended December 31, 2022 and 2021, respectively. No stock based compensation expense relating to the  LTIP RSUs was recognized for the year ended December 31, 2020. The total fair value of LTIP RSUs vested during the years ended December 31, 2022 and 2021 was $13.0 million and $2.0 million respectively. As of December 31, 2022, unrecognized stock compensation expense relating to LTIP RSUs totaled approximately $16.8 million, which will be expensed over a weighted average period of 1.0 years.

The following is a summary of RSU information and weighted-average grant-date fair values for Expro’s LTIP RSUs:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value
Non-vested on the Closing Date	883,079	$21.97
Granted	458,258	17.64
Vested	(93,688)	21.80
Forfeited	(12,549)	22.59
Non-vested at December 31, 2021	1,235,100	20.49
Granted	913,034	16.51
Vested	(593,037)	21.91
Forfeited	(70,899)	18.80
Non-vested at December 31, 2022	1,484,198	$17.51

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

In 2022, no shares were granted under the PRSU program. In 2021, we granted 354,275 PRSUs (“Target Level”). The performance period for these grants is the three-year period from January 1, 2022 to December 31, 2024 (“Performance Period”), but with separate one-year achievement periods from January 1, 2022 to December 31, 2022, January 1, 2023 to December 31, 2023, and January 1, 2024 to December 31, 2024, resulting in a weighted average payout at the end of the Performance Period.

The weighted average assumptions for the PRSUs granted in 2021 were as follows:

2021
Total expected term (in years)	3.25
Expected volatility	84.2
Risk-free interest rate	0.54%
Correlation range	21.2% to 79.5%

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

Stock-based compensation expense related to PRSUs was $3.2 million and $5.2 million, respectively, for the year ended December 31, 2022 and December 31, 2021. No stock based compensation expense relating to the PRSUs was recognized for the year ended December 31, 2020. The total fair value of PRSUs vested during the years ended December 31, 2022 and 2021, was $9.9 million and $0.1 million respectively. As of December 31, 2022, unrecognized stock compensation expense relating to PRSUs totaled approximately $5.4 million, which will be expensed over a weighted average period of 0.5 years.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The following is a summary of PRSU information and weighted-average grant-date fair values for Expro’s PRSUs:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value
Non-vested on the Closing Date	340,071	$32.38
Granted	354,275	23.34
Vested	(2,715)	29.72
Non-vested at December 31, 2021	691,631	$27.75
Vested	(305,119)	32.50
Non-vested at December 31, 2022	386,512	$24.00

Employee Stock Purchase Plan

Under the Expro Group Holdings N.V. Employee Stock Purchase Program (“ESPP”), eligible employees have the right to purchase shares of common stock at the lesser of (i) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the first day of the option period, or (ii) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the last day of the option period. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. We have reserved 500,000 shares of our common stock for issuance under the ESPP, of which 133,863 shares were available for issuance as of December 31, 2022. For the years ended December 31, 2022 and 2021, we recognized $0.5 million and $0.1 million of compensation expense related to stock purchased under the ESPP, respectively.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

21.         Loss per share

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

The calculation of basic and diluted loss per share attributable to the Company stockholder for years ended  December 31, 2022, 2021 and 2020 respectively, are as follows (in thousands, except shares outstanding and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net loss	$(20,145)	$(131,891)	$(307,045)
Basic and diluted weighted average number of shares outstanding	109,072,761	80,525,694	70,889,753
Total basic and diluted loss per share	$(0.18)	$(1.64)	$(4.33)

Approximately 0.3 million shares of unvested restricted stock units and stock to be issued pursuant to the ESPP have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive for the year ended December 31, 2022.

Additionally, since the conditions upon which shares were issuable for outstanding warrants and stock options were not satisfied as of  December 31, 2020, assuming the respective balance sheet date was at the end of the contingency period, they had not been included in determining the number of anti-dilutive shares.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

22.         Related party transactions

Our related parties consist primarily of CETS and PVD-Expro, the two companies in which we exert significant influence, and Mosing Holdings LLC, a company that is owned by a member of our Board, and its affiliates. During the years ended December 31, 2022, 2021 and 2020, we provided goods and services to related parties totaling $5.4 million, $6.8 million and $13.9 million, respectively. During the year ended December 31, 2022, we received services from related parties totaling $1.0 million.

Additionally, we entered into various operating lease agreements to lease facilities with affiliated companies. Rent expense associated with our related party leases was $0.6 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.

Further, during the years ended December 31, 2022, 2021 and 2020, we received dividends from CETS and PVD-Expro totaling $7.3 million, $4.1 million and $3.6 million, respectively.

As of December 31, 2022 and 2021, amounts receivable from related parties were $2.4 million and $1.6 million, respectively, and amounts payable to related parties were $0.8 million and $2.1 million as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, $0.7 million of our operating lease right-of-use assets and $0.7 million of our lease liabilities were associated with related party leases. As of December 31, 2021, $1.3 million of our operating lease right-of-use assets and $1.3 million of our lease liabilities were associated with related party leases.

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

23.         Supplemental Cash Flow

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for income taxes net of refunds	$(33,171)	$(20,130)	$(21,437)
Cash paid for interest, net	(3,851)	(4,192)	(2,630)
Change in accounts payable and accrued expenses related to capital expenditures	(14,721)	(8,191)	(9,375)
Fair value of net assets acquired in the Merger, net of cash and cash equivalents and restricted cash	-	552,543	-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of  December 31, 2022, at the reasonable assurance level.

Management's Report on Internal Controls

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in a timely manner. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Our management with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Control Over Financial Reporting

As of December 31, 2022, management has concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2022.

Item 11.  Executive Compensation

Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2022.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2022.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2022.

Item 14.  Principal Accounting Fees and Services

Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)         Financial Statements

Our Consolidated Financial Statements are included under Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. For a listing of these statements and accompanying footnotes, see “Index to Consolidated Financial Statements” at page 53.

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

4.3	Amendment No. 1 to Registration Rights Agreement, dated January 18, 2023, by and among the Company and the shareholders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36053), filed on January 18, 2023).
4.4	Registration Rights Agreement, dated August 14, 2013, by and among Frank’s International N.V., Mosing Holdings, Inc. and FWW B.V. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).
4.5

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
10.2

Director Nomination Agreement, dated as of March 10, 2021, among Expro Group Holdings N.V. and certain shareholders party thereto (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).

10.3

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

10.4	Consent Request Letter, dated March 10, 2022, to the Revolving Facility Agreement by and among, inter alios, Expro Group Holdings N.V., as parent, the borrowers and guarantor party thereto, and DNB Bank ASA, London Branch as agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 5, 2022).

*10.5	First Amendment Agreement, dated May 18, 2022, between Expro Holdings UK 2 Limited, as obligors’ agent, and DNB Bank ASA, London Branch, as agent, to the Revolving Facility Agreement, dated as of October 1, 2021, by and among, inter alios, Expro Group Holdings N.V., as parent, Exploration and Production Services (Holdings) Limited and Expro Holdings US Inc., as borrowers, the guarantors party thereto, the lenders party thereto and DNB Bank ASA, London Branch, as agent.
10.6	Incremental Facility Notice, dated July 21, 2022, to the Revolving Facility Agreement by and among, inter alios, Expro Group Holdings N.V., as parent, the borrowers and guarantor party thereto, and DNB Bank ASA, London Branch as agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053) filed on August 4, 2022).
†10.7

Amended and Restated Executive Employment Agreement, dated as of October 1, 2021, by and between Expro Americas, LLC, Expro Group Holdings N.V., and Michael Jardon (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).

†10.8	Letter agreement, dated September 20, 2021, with Quinn Fanning (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).
†10.9	Letter agreement, dated September 20, 2021, with Michael Bentham (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).
†10.10

Service Agreement, dated as of September 30, 2021, by and between Expro North Sea Ltd and Alistair George Sinclair Geddes (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).

†10.11

Employment Assignment Letter, dated September 20, 2021, with Steven Russell (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).

†10.12	Service Agreement, dated as of September 29, 2021, by and between Expro North Sea Ltd and John McAlister (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).
†10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).
†10.14	Form of Director Confidentiality Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053) filed on August 4, 2022).
†10.15	Expro Group Holdings N.V. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).
†10.16

Expro Group Holdings N.V. Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).

†10.17

Expro Group Holdings International Limited 2018 Management Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-260033), filed on October 4, 2021).

†10.18

Form of Notice of Stock Option Award and Stock Option Award Agreement under the Expro Group Holdings International Limited 2018 Management Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-260033), filed on October 4, 2021).

†10.19

Frank’s International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (2020 Performance Based Form) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).

†10.20

Frank’s International N.V. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (2021 Performance Based Form) (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).

†10.21

Amendment to Frank’s International N.V. Employee Restricted Stock Unit (RSU) Agreement (2013 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-36053) filed on May 4, 2021).

†10.22

Expro Group Holdings N.V. Long-Term Incentive Plan, as Amended and Restated, Restricted Stock Unit Agreement (Non-Employee Director Form) (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).

†10.23

Expro Group Holdings N.V. Long-Term Incentive Plan Restricted Stock Unit Agreement (2021 Time Based Form) (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).

†10.24

Expro Group Holdings N.V. Long-Term Incentive Plan Restricted Stock Unit Agreement (2021 Performance Based Form) (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).

†10.25

Form of Inducement Award Restricted Stock Unit Agreement (Time-Based) (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-260033), filed on October 4, 2021).

†10.26

Form of Inducement Award Restricted Stock Unit Agreement (Performance-Based) (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 (File No. 333-260033), filed on October 4, 2021).

†10.27	Expro Group Holdings N.V. 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration on Form S-8 (File No. 333-266018), filed on July 5, 2022).
†10.28	Expro Group Holdings N.V. 2022 Long-Term Incentive Plan Restricted Stock Unit Agreement (Non-Executive Director Form) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053) filed on November 3, 2022).
†10.29

Frank’s International N.V. Executive Amended and Restated U.S. Executive Change-in-Control Severance Plan, dated January 21, 2019 (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 25, 2019).

†10.30

First Amendment to the Frank’s International N.V. Amended and Restated U.S. Executive Change-in-Control Severance Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 4, 2021).

†10.31

Amendment One to the Frank’s International N.V. Amended and Restated U.S. Executive Change-in-Control Severance Plan, dated October 1, 2021 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).

†10.32

Form of Frank’s International N.V. Amended and Restated U.S. Executive Change-in-Control Severance Plan Participation Agreement including Confidentiality and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).

†10.33	Frank’s International N.V. U.S. Executive Retention and Severance Plan, dated January 21, 2019 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K (Filed No. 001-36053), filed on February 25, 2019).
†10.34

Amendment One to the Frank’s International N.V. U.S. Executive Retention and Severance Plan, dated October 1, 2021 (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).

†10.35

Form of Expro Group Holdings N.V. U.S. Executive Retention and Severance Plan Participation Agreement including Confidentiality and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).

†10.36

Frank’s Executive Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K (File No. 001-36053), filed on August 19, 2013).

10.37

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
*101.1

The following materials from Expro’s Annual Report on Form 10-K for the period ended December 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

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

		By:	Expro Group Holdings N.V.
(Registrant)

Date:	February 23, 2023	By:	/s/ Quinn P. Fanning
Quinn P. Fanning
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2023.

Signature	Title

/s/ Michael Jardon	President and Chief Executive Officer and Director
Michael Jardon	(Principal Executive Officer)

/s/ Quinn P. Fanning	Chief Financial Officer
Quinn P. Fanning	(Principal Financial Officer)

/s/ Michael Bentham	Principal Accounting Officer
Michael Bentham

/s/ Michael C. Kearney	Chairman of the Board
Michael C. Kearney

/s/ Eitan Arbeter	Director
Eitan Arbeter

/s/ Robert W. Drummond	Director
Robert W. Drummond

/s/ Erich L. Mosing	Director
Erich L. Mosing

/s/ Alan Schrager	Director
Alan Schrager

/s/ Lisa L. Troe	Director
Lisa L. Troe

/s/ Brian Truelove	Director
Brian Truelove

/s/ Eileen G. Whelley	Director
Eileen G. Whelley