Form 10-Q
period 2023-03-31
EXPRO GROUP HOLDINGS N.V.
filed 2023-05-04
CIK 1575828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, there were 108,592,169 shares of common stock, €0.06 nominal value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Expro Group Holdings N.V.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	Three Months Ended March 31,
	2023	2022

Total revenue	$339,279	$280,477
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization expense	(289,647)	(239,530)
General and administrative expense, excluding depreciation and amortization expense	(13,285)	(11,510)
Depreciation and amortization expense	(34,737)	(35,012)
Merger and integration expense	(2,138)	(4,725)
Severance and other expense	(927)	(1,494)
Total operating cost and expenses	(340,734)	(292,271)
Operating loss	(1,455)	(11,794)
Other (expense) income, net	(949)	996
Interest and finance (expense) income , net	(1,298)	13
Loss before taxes and equity in income of joint ventures	(3,702)	(10,785)
Equity in income of joint ventures	2,436	4,202
Loss before income taxes	(1,266)	(6,583)
Income tax expense	(5,085)	(4,549)
Net loss	$(6,351)	$(11,132)

Loss per common share:
Basic and diluted	$(0.06)	$(0.10)
Weighted average common shares outstanding:
Basic and diluted	108,854,709	109,266,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(6,351)	$(11,132)
Other comprehensive loss:
Amortization of prior service credit	(61)	(61)
Other comprehensive loss	(61)	(61)
Comprehensive loss	$(6,412)	$(11,193)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$184,870	$214,788
Restricted cash	1,428	3,672
Accounts receivable, net	425,410	419,237
Inventories	156,280	153,718
Assets held for sale	2,179	2,179
Income tax receivables	26,848	26,938
Other current assets	56,552	44,975
Total current assets	853,567	865,507

Property, plant and equipment, net	462,410	462,316
Investments in joint ventures	68,435	66,038
Intangible assets, net	231,529	229,504
Goodwill	228,137	220,980
Operating lease right-of-use assets	75,197	74,856
Non-current accounts receivable, net	9,177	9,688
Other non-current assets	8,045	8,263
Total assets	$1,936,497	$1,937,152

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$272,159	$272,704
Income tax liabilities	40,911	37,151
Finance lease liabilities	1,051	1,047
Operating lease liabilities	18,369	19,057
Other current liabilities	120,021	107,750
Total current liabilities	452,511	437,709

Deferred tax liabilities, net	27,893	30,419
Post-retirement benefits	10,695	11,344
Non-current finance lease liabilities	13,465	13,773
Non-current operating lease liabilities	58,554	60,847
Other non-current liabilities	102,694	97,165
Total liabilities	665,812	651,257

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, €0.06 nominal value, 200,000,000 shares authorized, 111,292,202 and 110,710,188 shares issued and 108,583,946 and 108,743,761 shares outstanding	7,943	7,911
Treasury stock (at cost) 2,708,256 and 1,966,427 shares	(54,437)	(40,870)
Additional paid-in capital	1,851,815	1,847,078
Accumulated other comprehensive income	27,488	27,549
Accumulated deficit	(562,124)	(555,773)
Total stockholders’ equity	1,270,685	1,285,895
Total liabilities and stockholders’ equity	$1,936,497	$1,937,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,351)	$(11,132)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	34,737	35,012
Equity in income of joint ventures	(2,436)	(4,202)
Stock-based compensation expense	4,171	6,018
Change in fair value of investments	-	1,502
Elimination of unrealized profit on sales to joint ventures	39	-
Deferred taxes	(5,225)	(2,448)
Unrealized foreign exchange	(1,753)	(2,503)
Changes in assets and liabilities:
Accounts receivable, net	(5,761)	2,163
Inventories	(2,380)	(6,232)
Other assets	(11,320)	(3,492)
Accounts payable and accrued liabilities	5,362	(13,194)
Other liabilities	11,306	(11,501)
Income taxes, net	3,929	(719)
Other	(2,995)	(3,434)
Net cash provided by (used in) operating activities	21,323	(14,162)

Cash flows from investing activities:
Capital expenditures	(28,776)	(10,577)
Payment for acquisition of business, net of cash acquired	(7,536)	-
Acquisition of technology	-	(7,973)
Proceeds from disposal of assets	-	6,422
Proceeds from sale / maturity of investments	-	7,120
Net cash used in investing activities	(36,312)	(5,008)

Cash flows from financing activities:
Cash pledged for collateral deposits	(10)	(61)
Payments of loan issuance and other transaction costs	-	(95)
Acquisition of common stock	(10,011)	-
Payment of withholding taxes on stock-based compensation plans	(2,954)	(1,104)
Repayment of financed insurance premium	(2,899)	(980)
Repayments of finance leases	(499)	(154)
Net cash used in financing activities	(16,373)	(2,394)

Effect of exchange rate changes on cash and cash equivalents	(800)	133
Net decrease to cash and cash equivalents and restricted cash	(32,162)	(21,431)
Cash and cash equivalents and restricted cash at beginning of period	218,460	239,847
Cash and cash equivalents and restricted cash at end of period	$186,298	$218,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Three Months Ended March 31, 2022
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	loss	deficit	equity
Balance at January 1, 2022	109,143	$7,844	$(22,785)	$1,827,782	$20,358	$(535,628)	$1,297,571
Net loss	-	-	-	-	-	(11,132)	(11,132)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	6,018	-	-	6,018
Common shares issued upon vesting of share-based awards	336	24	-	378	-	-	402
Treasury shares withheld	(100)	-	(1,506)	-	-	-	(1,506)
Balance at March 31, 2022	109,379	$7,868	$(24,291)	$1,834,178	$20,297	$(546,760)	$1,291,292

	Three Months Ended March 31, 2023
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2023	108,744	$7,911	$(40,870)	$1,847,078	$27,549	$(555,773)	$1,285,895
Net loss	-	-	-	-	-	(6,351)	(6,351)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	4,171	-	-	4,171
Common stock issued upon vesting of share-based awards	582	32	-	566	-	-	598
Treasury shares withheld	(185)	-	(3,556)	-	-	-	(3,556)
Acquisition of common stock	(557)	-	(10,011)	-	-	-	(10,011)
Balance at March 31, 2023	108,584	7,943	$(54,437)	$1,851,815	$27,488	$(562,124)	$1,270,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Business description

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

On June 16, 2022, the Company’s Board of Directors (the “Board”) approved a new stock repurchase program, under which the Company is authorized to acquire up to $50.0 million of its outstanding common stock through November 24, 2023. Under the stock repurchase program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The stock repurchase program is being utilized at management’s discretion and in accordance with U.S. federal securities laws. The timing and actual numbers of shares repurchased, if any, will depend on a variety of factors including price, corporate requirements, the constraints specified in the stock repurchase program along with general business and market conditions. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. Under the stock repurchase plan, the Company has repurchased approximately 0.6 million shares at an average price of $17.99 per share, for a total cost of approximately $10.0 million during the three months ended March 31, 2023. Since the inception of the stock repurchase program, the Company has repurchased total of approximately 1.7 million shares at an average price of $13.89 per share, for a total cost of $23.0 million through March 31, 2023.

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

The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim consolidated financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023.

In the opinion of management, these unaudited condensed consolidated financial statements, which are prepared in accordance with the rules of the SEC and U.S. GAAP for interim financial reporting, included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2023, the results of our operations for the three months ended March 31, 2023 and 2022 and our cash flows for the three months ended March 31, 2023 and 2022.

Such adjustments are of a normal recurring nature. Operating results for the three months ended  March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending  December 31, 2023, or for any other period.

The unaudited condensed consolidated financial statements have been prepared on an historical cost basis using the United States dollar (“$” or “U.S. dollar”) as the reporting currency.

Significant accounting policies

Refer to Note 2 “Basis of presentation and significant accounting policies” of our consolidated financial statements as of and for the year ended December 31, 2022, which are included in our most recent Annual Report on Form 10-K filed with the SEC on February 23, 2023, for a discussion of our significant accounting policies. There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our consolidated financial statements as of and for the year ended  December 31, 2022.

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

DeltaTek Oil Tools Limited

On February 8, 2023 (“Closing Date”), DeltaTek Oil Tools Limited, a limited liability company registered in the United Kingdom, and its subsidiary (“DeltaTek”), was acquired (“the Acquisition”) by our wholly owned subsidiary Exploration and Production Services (Holdings) Limited, a limited liability company registered in the United Kingdom (“EPSH”). DeltaTek has developed a number of innovative technologies and solutions and their range of low-risk open water cementing solutions increases clients’ operational efficiency, delivers rig time and cost savings, and improves the quality of cementing operations of clients. We estimated the fair value of consideration for the Acquisition to be $17.5 million, including cash consideration paid at closing of $9.0 million, subject to a true-up for net of customary working capital adjustments, and contingent consideration which is estimated to be $8.5 million.

The contingent consideration arrangement requires the Company to pay the former owners of DeltaTek a percentage of future revenues generated specifically from the acquired technology over a period of seven years. The fair value of the contingent consideration arrangement of $8.5 million was estimated by applying the income approach and is reflected in “Other liabilities” on the consolidated balance sheets. That measure is based on significant inputs that are not observable in the market, referred to as Level 3 inputs in accordance with ASC 820. To the extent our estimates and assumptions change during the measurement period and such changes are based on facts and circumstances that existed as of the Closing Date, an adjustment to the contingent consideration liability would be recorded with an offsetting adjustment to goodwill. To the extent our estimates and assumptions change based on facts and circumstances subsequent to the Closing Date or after the measurement period, an adjustment to the contingent consideration liability would be recorded with an offsetting adjustment to earnings during the applicable period.

The Acquisition is accounted for as a business combination and Expro has been identified as the acquirer for accounting purposes. As a result, the Company has in accordance with ASC 805, Business Combinations, applied the acquisition method of accounting to account for DeltaTek’s assets acquired and liabilities assumed. Applying the acquisition method of accounting includes recording the identifiable assets acquired and liabilities assumed at their fair values and recording goodwill for the excess of the consideration transferred over the net aggregate fair value of the identifiable assets acquired and liabilities assumed.

The following table sets forth the preliminary allocation of the Acquisition consideration exchanged to the fair value of identifiable tangible and intangible assets acquired and liabilities assumed as of the Closing Date, with the recording of goodwill for the excess of the consideration transferred over the net aggregate fair value of the identifiable assets acquired and liabilities assumed (in thousands):

Amount
Cash and cash equivalents	$1,464
Accounts receivables, net	723
Inventories	183
Property, plant and equipment	642
Goodwill	7,157
Intangible assets	11,063
Other assets	27
Total assets	21,259

Accounts payable and accrued liabilities	245
Deferred tax liabilities	2,700
Other liabilities	831
Total Liabilities	3,776

Fair value of net assets acquired	$17,483

Due to the recency of the Acquisition, these amounts, including the estimated fair values, are based on preliminary calculations and subject to change as our fair value estimates and assumptions are finalized during the measurement period. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation table above. The fair values of identifiable intangible assets were prepared using an income valuation approach, which requires a forecast of expected future cash flows either using the relief-from royalty method or the multi-period excess earnings method, which are discounted to approximate their current value. The estimated useful lives are based on management’s historical experience and expectations as to the duration of time that benefits from these assets are expected to be realized.

The intangible assets will be amortized on a straight-line basis over an estimated 5 to 15 years life. We expect annual amortization to be approximately $1.0 million associated with these intangible assets. An associated deferred tax liability has been recorded in regards to these intangible assets. Refer to Note 14 – Intangible assets, net for additional information regarding the various acquired intangible assets.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

The goodwill consists largely of the synergies and economies of scale expected from the technology providing more efficient services and expected future developments resulting from the assembled workforce. The goodwill is not subject to amortization but will be evaluated at least annually for impairment or more frequently if impairment indicators are present. Goodwill recorded in the Acquisition is not expected to be deductible for tax purposes.

The Company has determined the estimated unaudited pro forma information to be insignificant for the three months ended March 31, 2023, and 2022, assuming the Acquisition were to have been completed as of January 1, 2023 and 2022, respectively. This is not necessarily indicative of the results that would have occurred had the Acquisition been completed on either date indicated or of future operating results.

4.         Fair value measurements

Recurring Basis

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2023 and December 31, 2022, were as follows (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$9,177	$-	$9,177
Liabilities:
Finance lease liabilities	-	14,516	-	14,516

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$9,688	$-	$9,688
Liabilities:
Finance lease liabilities	-	14,820	-	14,820

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

5.	Business segment reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer, in deciding how to allocate resources and assess performance. Our CODM manages our operational segments that are aligned with our geographical regions as below:

●	North and Latin America (“NLA”),
●	Europe and Sub-Saharan Africa (“ESSA”),
●	Middle East and North Africa (“MENA”), and
●	Asia-Pacific (“APAC”).

The following table presents our revenue disaggregated by our operating segments (in thousands):

	Three Months Ended March 31,
	2023	2022
NLA	$126,228	$103,861
ESSA	113,648	82,071
MENA	50,945	50,715
APAC	48,458	43,830
Total	$339,279	$280,477

Segment EBITDA

Our CODM regularly evaluates the performance of our operating segments using Segment EBITDA, which we define as income (loss) before income taxes adjusted for corporate costs, equity in income of joint ventures, depreciation and amortization expense, impairment expense, gain on disposal of assets, merger and integration expense, severance and other expense, stock-based compensation expense, foreign exchange gains (losses), other income (expense), net, and interest and finance income (expense), net.

The following table presents our Segment EBITDA disaggregated by our operating segments and a reconciliation to loss before income taxes (in thousands):

	Three Months Ended March 31,
	2023	2022
NLA	$31,874	$21,827
ESSA	20,785	11,874
MENA	14,568	15,465
APAC	(2,698)	5,438
Total Segment EBITDA	64,529	54,604
Corporate costs	(25,081)	(21,965)
Equity in income of joint ventures	2,436	4,202
Depreciation and amortization expense	(34,737)	(35,012)
Merger and integration expense	(2,138)	(4,725)
Severance and other expense	(927)	(1,494)
Stock-based compensation expense	(4,171)	(6,018)
Foreign exchange gain	1,070	2,816
Other (expense) income, net	(949)	996
Interest and finance (expense) income, net	(1,298)	13
Loss before income taxes	$(1,266)	$(6,583)

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

The following table sets forth the total amount of revenue by main area of capabilities as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Well construction	$128,265	$111,435
Well management	211,014	169,042
Total	$339,279	$280,477

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

Contract balances consisted of the following as of March 31, 2023, and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Trade receivable, net	$297,811	$289,235
Unbilled receivables (included within accounts receivable, net)	$136,776	$139,690
Deferred revenue (included within other liabilities)	$63,598	$51,192

The Company recognized revenue of $25.2 million and $7.9 million for the three months ended March 31, 2023 and 2022, respectively, out of the deferred revenue balance as of the beginning of the applicable year.

As of March 31, 2023, $62.6 million of our deferred revenue was classified as current and is included in “Other current liabilities” on the condensed consolidated balance sheets, with the remainder classified as non-current and included in “Other non-current liabilities” on the condensed consolidated balance sheets.

Transaction price allocated to remaining performance obligations

Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. We have elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less and for our long-term contracts we have a right to consideration from customers in an amount that corresponds directly with the value to the customer of the performance completed to date. With respect to our construction contracts, revenue allocated to remaining performance obligations is $116.1 million.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

7.	Income taxes

For interim financial reporting, the annual tax rate is based on pre-tax income (loss) before equity in income of joint ventures. We have historically calculated the income tax expense/(benefit) during interim reporting periods by applying a full year estimated Annual Effective Tax Rate ("AETR") to income (loss) before income taxes, excluding infrequent or unusual discrete items, for the reporting period. For the three months ended March 31, 2023, we determined that using an AETR would not provide a reliable estimate of income taxes due to the forecasting methodology used to project income (loss) before income taxes, resulting in significant changes in the estimated AETR. Thus, we concluded to use a discrete effective tax rate, which treats the year-to-date period as an annual period, to calculate income taxes for the three months ended March 31, 2023.

Our effective tax rates were (137.4)% and (42.2)% for the three ended March 31, 2023, and 2022, respectively.

Our effective tax rate was impacted primarily due to changes in the mix of taxable profits between jurisdictions with different tax regimes, in particular in Europe and Sub-Saharan Africa and the Middle East.

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

The carrying value of our investment in joint ventures as of March 31, 2023, and December 31, 2022, was as follows (in thousands):

	March 31,	December 31,
	2023	2022
CETS	$64,914	$62,471
PVD-Expro	3,521	3,567
Total	$68,435	$66,038

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	Accounts receivable, net

Accounts receivable, net consisted of the following as of March 31, 2023, and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Accounts receivable	$448,081	$441,605
Less: Expected credit losses	(13,494)	(12,680)
Total	$434,587	$428,925

Current	425,410	419,237
Non – current	9,177	9,688
Total	$434,587	$428,925

10.	Inventories

Inventories consisted of the following as of March 31, 2023, and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Finished goods	$30,784	$26,810
Raw materials, equipment spares and consumables	100,092	102,395
Work-in-progress	25,404	24,513
Total	$156,280	$153,718

11.	Other assets and liabilities

Other assets consisted of the following as of March 31, 2023,and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Prepayments	$24,438	18,084
Value-added tax receivables	23,167	20,727
Collateral deposits	1,679	1,669
Deposits	7,720	7,245
Other	7,593	5,513
Total	$64,597	$53,238

Current	56,552	44,975
Non – current	8,045	8,263
Total	$64,597	$53,238

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

Other liabilities consisted of the following as of March 31, 2023, and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Deferred revenue	$63,598	$51,192
Other tax and social security	29,267	28,557
Income tax liabilities – non-current portion	58,115	58,036
Provisions	44,266	45,248
Contingent consideration liabilities	11,655	3,227
Other	15,814	18,655
Total	$222,715	$204,915

Current	120,021	107,750
Non – current	102,694	97,165
Total	$222,715	$204,915

12.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following as of March 31, 2023, and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Accounts payable – trade	$121,414	$100,951
Payroll, vacation and other employee benefits	41,098	46,935
Accruals for goods received not invoiced	21,701	32,102
Other accrued liabilities	87,946	92,716
Total	$272,159	$272,704

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

13.	Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of March 31, 2023, and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Cost:
Land	$22,261	$22,261
Land improvements	3,054	3,054
Buildings and lease hold improvements	98,456	98,490
Plant and equipment	815,291	789,910
	939,062	913,715
Less: accumulated depreciation	(476,652)	(451,399)
Total	$462,410	$462,316

The carrying amount of our property, plant and equipment recognized in respect of assets held under finance leases as of March 31, 2023 and December 31, 2022 and included in amounts above is as follows (in thousands):

	March 31,	December 31,
	2023	2022
Cost:
Buildings	$18,623	$18,623
Plant and equipment	589	1,275
Total	19,212	19,898
Less: accumulated amortization	(8,737)	(9,085)
Total	$10,475	$10,813

Depreciation expense relating to property, plant and equipment, including assets under finance leases, was $25.5 million and $26.0 million for the three months ended March 31, 2023 and 2022, respectively.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

14.	Intangible assets, net

The following table summarizes our intangible assets comprising of Customer Relationships & Contracts (“CR&C”), Trademarks, Technology and Software as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023			December 31, 2022			March 31, 2023
	Gross carrying amount	Accumulated impairment and amortization	Net book value	Gross carrying amount	Accumulated impairment and amortization	Net book value	Weighted average remaining life (years)
CR&C	$224,776	$(123,271)	$101,505	$222,200	$(118,221)	$103,979	5.1
Trademarks	57,350	(33,811)	23,539	57,100	(32,921)	24,179	7.2
Technology	178,889	(73,886)	105,003	170,652	(71,191)	99,461	11.8
Software	11,754	(10,272)	1,482	11,556	(9,671)	1,885	0.8
Total	$472,769	$(241,240)	$231,529	$461,508	$(232,004)	$229,504	8.3

Amortization expense for intangible assets was $9.2 million and $9.0 million for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes the intangible assets which were acquired pursuant to the Acquisition (in thousands):

	Acquired Fair Value	Weighted average life (years)
CR&C	2,576	6.0
Trademarks	250	5.0
Technology	8,237	15.0
Total	$11,063	12.7

15.	Goodwill

Our reporting units are our operating segments which are NLA, ESSA, MENA and APAC.

The allocation of goodwill by operating segment as of March 31, 2023 and December 31, 2022 is as follows (in thousands):

	March 31,	December 31,
	2023	2022
NLA	$120,658	$118,511
ESSA	82,921	80,058
MENA	5,292	4,218
APAC	19,266	18,193
Total	$228,137	$220,980

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the goodwill by operating segment which were acquired pursuant to the Acquisition (in thousands):

March 31,
2023
NLA	$2,147
ESSA	2,863
MENA	1,074
APAC	1,073
Total	$7,157

As of March 31, 2023, we did not identify any triggering events that would represent an indicator of impairment of our goodwill. Accordingly, no impairment charges related to goodwill have been recorded during the three months ended March 31, 2023.

16.	Interest bearing loans

On October 1, 2021, we entered into a new revolving credit facility (the “New Facility”) with DNB Bank ASA, London Branch, as agent (the “Agent”), with total commitments of $200.0 million, of which $130.0 million was available for drawdowns as loans and $70.0 million was available for letters of credit. On July 21, 2022, the Company increased the facility available for letters of credit to $92.5 million and total commitments to $222.5 million. Proceeds of the New Facility may be used for general corporate and working capital purposes.

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

The New Facility contains various undertakings and affirmative and negative covenants which limit, subject to certain customary exceptions and thresholds, the Company and its subsidiaries’ ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments, acquisitions, or loans and create or incur liens; (4) pay certain dividends or make other distributions; and (5) engage in transactions with affiliates. The New Facility also requires the Company to maintain (i) a minimum cash flow cover ratio of 1.5 to 1.0 based on the ratio of cash flow to debt service; (ii) a minimum interest cover ratio of 4.0 to 1.0 based on the ratio of EBITDA to net finance charges; and (iii) a maximum senior leverage ratio of 2.25 to 1.0 based on the ratio of total net debt to EBITDA, in each case tested quarterly on a last-twelve-months basis, subject to certain exceptions. In addition, the aggregate capital expenditure of the Company and its subsidiaries cannot exceed 110% of the forecasted amount in the relevant annual budget, subject to certain exceptions. If the Company fails to perform its obligations under the agreement that results in an event of default, the commitments under the New Facility could be terminated and any outstanding borrowings under the New Facility may be declared immediately due and payable. The New Facility also contains cross-default provisions that apply to the Company and its subsidiaries’ other indebtedness.

On March 31, 2022, the Agent, on behalf of the consenting lenders, countersigned a Consent Request Letter dated March 10, 2022, to the New Facility (the “Consent”). Pursuant to the Consent, the lenders consented to, among other things, an amendment to the New Facility permitting dividends or distributions by the Company, or the repurchase or redemption of the Company’s shares in an aggregate amount of $50.0 million over the life of the New Facility, subject to pro forma compliance with the 2.25 to 1.0 maximum senior leverage ratio financial covenant.

The New Facility remained undrawn on a cash basis (i.e., no loans were outstanding), as of  March 31, 2023 and December 31, 2022. We utilized $51.0 million and $53.8 million as of  March 31, 2023 and December 31, 2022, respectively, for bonds and guarantees.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Commitments and contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties.

We entered into contractual commitments for the acquisition of property, plant and equipment totaling $49.5 million and $45.5 million as of March 31, 2023 and December 31, 2022, respectively.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of March 31, 2023 and December 31, 2022. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

We have conducted an internal investigation of the operations of certain of the Company’s foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act, our policies and other applicable laws. In  June 2016, we voluntarily disclosed the existence of our internal review to the SEC and the U.S. Department of Justice (“DOJ”). The DOJ has provided a declination, subject to the Company and the SEC reaching a satisfactory settlement of civil claims. On the basis of discussions with the SEC up to the end of the first quarter of 2023, we believed that a final resolution of this matter was likely to include a civil penalty in the amount of approximately $8 million and, accordingly, we had recorded a loss contingency in that amount within “Other current liabilities” on our condensed consolidated balance sheet as of March 31, 2023, with the offset taken as an increase to goodwill as a measurement period adjustment associated with the Merger.

On April 26, 2023, the SEC issued a cease-and-desist order against the Company pursuant to section 21C of the Securities Exchange Act of 1934 (“Exchange Act”).  Under this Order, the Company neither admitted nor denied any of the SEC’s findings and agreed to cease and desist from committing or causing any violations and any future violations of the anti-bribery, books and records and internal accounting controls requirements of the FCPA and the Exchange Act.  In addition, the Company agreed to pay $8 million to the SEC in respect of disgorgement, prejudgment interest and civil penalty. In accepting the Company’s settlement offer, the SEC noted the Company’s self-reporting, co-operation afforded to the SEC staff and remedial action including improving the Company’s internal controls and further enhancements to its internal controls environment and compliance program following the Merger.

Other than discussed above, we had no other material legal accruals for loss contingencies, individually or in the aggregate, as of  March 31, 2023 and December 31, 2022.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

18.	Post-retirement benefits

Amounts recognized in the unaudited condensed consolidated statements of operations in respect of the defined benefit schemes were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Amortization of prior service credit	$61	$61
Interest cost	(1,533)	(1,054)
Expected return on plan assets	986	1,428
Total	$(486)	$435

The Company contributed $1.2 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively, to defined benefit schemes.

Amortization of prior service credit, interest cost and expected return on plan assets have been recognized in “Other income, net” in the unaudited condensed consolidated statements of operations.

19.	Loss per share

Basic loss per share attributable to Company stockholders is calculated by dividing net loss attributable to the Company by the weighted-average number of common shares outstanding for the period. When there is net income for the period. diluted earnings per share attributable to Company stockholders is computed giving effect to all potential dilutive common stock. We apply the treasury stock method to determine the dilutive weighted average common shares represented by unvested restricted stock units, stock options and Employee Stock Purchase Program (“ESPP”) shares.

The calculation of basic and diluted loss per share attributable to Company stockholders for the three months ended  March 31, 2023 and 2022, respectively, are as follows (in thousands, except shares outstanding and per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss	$(6,351)	$(11,132)
Basic and diluted weighted average number of shares outstanding	108,854,709	109,266,988
Total basic and diluted loss per share	$(0.06)	$(0.10)

Approximately 0.7 million shares of unvested restricted stock units and stock to be issued pursuant to the ESPP have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive for both the three months ended March 31, 2023 and 2022.

20.	Related party disclosures

Our related parties consist primarily of CETS and PVD-Expro, the two companies in which we exert significant influence, and Mosing Holdings LLC, a company that is owned by various members of the Mosing family, including Erich Mosing, a member of our board of directors, and affiliates. During the three months ended March 31, 2023 and 2022, we provided goods and services to related parties totaling $2.1 million and $0.9 million, respectively. During the three months ended March 31, 2023, we received services from related parties totaling $0.4 million.

Additionally, we entered into various operating lease agreements to lease facilities with affiliated companies. Rent expense associated with our related party leases was $0.1 million and $0.2 million, respectively, for the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022 amounts receivable from related parties were $2.1 million and $2.4 million, respectively, and amounts payable to related parties were $1.1 million and $0.8 million, respectively.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2023, $0.5 million of our operating lease right-of-use assets and $0.5 million of our lease liabilities were associated with related party leases. As of December 31, 2022, $0.7 million of our operating lease right-of-use assets and $0.7 million of our lease liabilities were associated with related party leases.

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

In connection with the Merger Agreement, Frank’s, FICV and Mosing Holdings entered into the Amended and Restated Tax Receivable Agreement, dated as of March 10, 2021 (the “A&R TRA”). Pursuant to the A&R TRA, on October 1, 2021, the Company made a payment of $15 million to settle the early termination payment obligations that would otherwise have been owed to Mosing Holdings under the Original TRA as a result of the Merger. As the payment was a condition precedent to effect the Merger, it was included in the determination of Merger consideration exchanged. The A&R TRA also provides for other contingent payments to be made by the Company to Mosing Holdings in the future in the event the Company realizes cash tax savings from tax attributes covered under the Original TRA during the ten-year period following October 1, 2021 in excess of $18.1 million.

21.	Stock-based compensation

The Company recognized $0.5 million and $2.7 million of stock-based compensation expense attributable to the Management Incentive Plan (“MIP”) stock options during the three months ended  March 31, 2023 and 2022, respectively. Stock-based compensation expense relating to the Long-Term Incentive Plan (“LTIP”), including restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) for the three months ended  March 31, 2023 and 2022 was $3.6 million and $3.1 million, respectively.

During the three months ended  March 31, 2023, 722,674 RSUs and 260,762 PRSUs were granted to employees and directors at a weighted average grant date fair value of $18.59 per RSU and $33.76 per PRSU.

During the three months ended March 31, 2023 and 2022, we recognized $0.1 million and $0.2 million of compensation expense related to stock purchased under the Employee Stock Purchase Program (“ESPP”).

22.	Supplemental cash flow

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$6,381	$7,716
Cash paid for interest, net	$966	$903
Change in accounts payable and accrued expenses related to capital expenditures	$3,551	$5,583

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

Market Conditions and Price of Oil and Gas

The first quarter of 2023 has seen continued recovery and increased activity in the market following the impact of the pandemic and the Russian war in Ukraine, although the market continues to be impacted by general economic conditions, such as inflationary pressures and instability in certain financial institutions. There are a number of market factors that have had, and may continue to have, an effect on our business, including:

•	The market for energy services and our business are substantially dependent on the price of oil and, to a lesser extent, the regional price of gas, which are both driven by market supply and demand. Changes in oil and gas prices impact customer willingness to spend on exploration and appraisal, development, production and abandonment activities. The extent of the impact of a change in oil and gas prices on these activities varies extensively between geographic regions, types of customers, types of activities and the financial returns of individual projects.

•	Oil demand in the first quarter of 2023 exceeded 2022 with liquids demand in 2023 estimated to exceed annualized 2019 levels. Brent crude oil prices remained broadly flat with fluctuations around the $82/bbl price during the first quarter of 2023, as a result of a post-pandemic increase in demand, continued geopolitical tensions, and supply discipline from OPEC+ members, counter-balanced by macro-economic constraints, including historically high global inflation, concerns about a weakening outlook for the U.S. and European economies, and a milder winter than initially expected.

•	Activity related to gas and liquified natural gas (“LNG”) production and associated asset development is continuing to accelerate in North Africa, Sub-Saharan Africa and MENA as a result of Europe’s effort to diversify away from its reliance on Russian pipeline gas supplies and energy security and energy transition initiatives globally.

•	International, offshore and deepwater activity continues to improve in 2023 as operator upstream investments increase to pre-pandemic levels. We are also experiencing increased demand for services related to brownfield and production enhancement and infield development programs as operators strive to maximize their previous investments and maintain production with a lower carbon footprint. In addition, we expect an increase in demand for early production facilities, especially in support of gas and LNG developments.

•	The clean energy transition continues to gain momentum. Hydrocarbons, however, are expected to continue to play a vital role in the transition towards more sustainable energy resources, and the existing expertise and future innovation within the energy services sector, both to reduce emissions and enhance efficiency, will be critical. We are already active in the early-stage carbon capture and storage segment and have expertise and established operations within the geothermal and flare reduction segments. We continue to develop technologies to enhance the sustainability of our customers’ operations which, along with our digital transformation initiatives, are expected to enable us to continue to support our customers’ commercial and environmental initiatives. As the industry changes, we continue to evolve our approach to adapt and help our customers address the critical energy transition.

Outlook

Demand continues to improve in the face of near-term fluctuations in oil prices, with oil demand returning to pre-pandemic levels during the first quarter in 2023, with expectations of continued growth throughout the following quarters.

The U.S. Energy Information Administration (“EIA”) predicts that global liquid fuels consumption will grow to 100.9 million b/d in 2023, up from 99.4 million b/d in 2022, and rising to 102.7 million b/d in 2024 (surpassing pre-pandemic consumption levels of 100.8 million b/d). The EIA expects a slight decline in crude oil production by Organization of Petroleum Exporting Countries and certain other oil producing nations (“OPEC+”) in 2023, as a result of a 2 million b/d supply target cut in the fourth quarter of 2022 and a further 1.2 million b/d cut at the start of the second quarter of 2023, with production averaging 28.3 million b/d (down 0.4 million b/d from 2022). OPEC+ production is then set to increase to average 29.2 million b/d in 2024. Despite the decline in OPEC+ supply, global liquid fuels production is anticipated to increase by 1.5 million b/d in 2023 to 101.3 million b/d due to strong growth from non-OPEC countries, driven largely by countries in North and South America. Global liquids production is then expected to increase a further 2.0 million b/d in 2024 to 103.4 million b/d driven by non-OPEC production and the expiration of the current OPEC+ cuts. As a result, the EIA expects global oil markets will be in relative balance over 2023, and has increased its latest price forecast slightly to $85 per barrel for 2023 and $81 per barrel for 2024, compared to an average of $101 per barrel in 2022. The EIA is increasingly forecasting an oil price that remains above $75/bbl through 2024.

In addition to the positive oil market outlook, global natural gas prices are also stabilizing due to a combination of sustained economic activity and energy security concerns in Europe driving continued strong demand for LNG to replace Russian pipeline gas.

The EIA expects Henry Hub spot prices to decrease to an average of $2.95 per million British thermal unit (“MMBtu”) in 2023, a more than 50% decrease from the $6.42/MMBtu average in 2022 as lower-than average storage withdrawals through the winter have led to high inventories compared to recent history. The Henry Hub spot price is then expected to increase in 2024 to average $3.71/MMBtu. Rystad forecasts the European and Asian LNG spot price to trade at approximately $14.8/MMBtu and $14.3/MMBtu respectively in 2023, a reduction from previous forecasts as record-strong LNG supplies have driven a storage build, suggesting a comparably softer market for 2023. The gas market is expected to remain tight for 2023, with lower European and Asian price levels stimulating demand in the power, industrial and agricultural sectors. In January 2023, gas was price competitive with coal in the power mix and fertilizer margins were positive for the first time since the first half of 2022. A further reduction in Russian gas and LNG exports, colder weather in the northern hemisphere, and a recovery in Chinese and Indian demand could increase gas market tightness and prices through 2023.

The outlook for 2023 also indicates a continuing recovery in exploration and production expenditures, with upstream investments forecast to exceed pre-pandemic levels and growth maintained in offshore shelf and deepwater activity driven by Latin America and Sub-Saharan Africa, shale / tight oil led by the U.S. land markets, and significant investments in incremental capacity in the Middle East, including Saudi Arabia, the United Arab Emirates and Qatar.

As a result, we expect demand for our services and solutions to continue trending positively through 2023.

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

Adjusted EBITDA, Adjusted Cash Flow from Operations and Cash Conversion are non-GAAP financial measures. Please refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial performance measure calculated and presented in accordance with GAAP and a reconciliation of Adjusted Cash Flow from Operations to net cash provided by (used in) operating activities, the most directly comparable liquidity measure calculated and presented in accordance with GAAP.

Executive Overview

Three months ended March 31, 2023, compared to three months ended December 31, 2022

Certain highlights of our financial results and other key developments include:

•

Revenue for the three months ended March 31, 2023, decreased by $11.7 million, or 3.3%, to $339.3 million, compared to $351.0 million for the three months ended December 31, 2022. The decrease in revenue was driven by lower activity across NLA, ESSA and MENA, partially offset by increase in activity in APAC. Consistent with historical patterns, revenue and profitability for the three months ended March 31, 2023, was negatively impacted by the winter season in the Northern Hemisphere and the budget cycles of our national oil company customers. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•	We reported a net loss for the three months ended March 31, 2023, of $6.4 million, compared to a net profit of $12.9 million for the three months ended December 31, 2022, primarily reflecting lower Adjusted EBITDA (which was down $28.2 million sequentially), partially offset by lower income tax expense (down $6.6 million sequentially), lower merger and integration expense (down $2.9 million sequentially) and lower severance and other expenses (down $1.5 million sequentially).

•	Adjusted EBITDA for the three months ended March 31, 2023, decreased by $28.2 million, or 40.2%, to $41.9 million from $70.1 million for the three months ended December 31, 2022. Adjusted EBITDA margin decreased to 12.3% during the three months ended March 31, 2023, as compared to 20.0% during the three months ended December 31, 2022. The decrease in Adjusted EBITDA and Adjusted EBITDA margin is primarily attributable to unrecoverable mobilization costs, and higher start-up and commissioning costs on subsea projects in APAC as well as a combination of the decrease in revenues (as discussed above) and a less favorable activity mix. Excluding $10.6 million and $4.8 million of such mobilization, start-up and commissioning costs during the three months ended March 31, 2023, and December 31, 2022, respectively, Adjusted EBITDA would have been $52.5 million and $74.9 million and Adjusted EBITDA margin would have been 15.5% and 21.3%, respectively. Start-up and commissioning costs relate to the Company’s vessel-deployed, light well intervention ("LWI") system which commenced operations during the first quarter of 2023.

•	Net cash provided by operating activities for the three months ended March 31, 2023, was $21.3 million, compared to net cash provided by operating activities of $92.9 million for the three months ended December 31, 2022, with the change primarily driven by decrease in Adjusted EBITDA of $28.2 million in the current quarter and a decrease in working capital of $46.0 million in the fourth quarter of 2022 which was not repeated in the first quarter of 2023. Adjusted Cash Flow from Operations and Cash Conversion for the three months ended March 31, 2023, were $27.2 million and 65%, respectively, compared to $98.9 million and 141%, respectively, for the three months ended December 31, 2022.

Non-GAAP Financial Measures

We include in this Form 10-Q the non-GAAP financial measures Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Cash Flow from Operations and Cash Conversion. We provide reconciliations of net loss, the most directly comparable financial performance measure calculated and presented in accordance with GAAP, to Adjusted EBITDA. We also provide a reconciliation of Adjusted Cash Flow from Operations to net cash provided by (used in) operating activities, the most directly comparable liquidity measure calculated and presented in accordance with GAAP.

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

We define Adjusted EBITDA as net (loss) income adjusted for (a) income tax expense (benefit), (b) depreciation and amortization expense, (c) impairment expense, (d) severance and other expense, net, (e) stock-based compensation expense, (f) merger and integration expense, (g) gain on disposal of assets, (h) other income (expense), net, (i) interest and finance (income) expense, net and (j) foreign exchange (gain) loss. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of revenues.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the three months presented (in thousands):

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Net (loss) income	$(6,351)	$12,931	$(11,132)

Income tax expense	$5,085	$11,697	$4,549
Depreciation and amortization expense	34,737	34,538	35,012
Severance and other expense	927	2,411	1,494
Merger and integration expense	2,138	4,996	4,725
Other expense (income), net (1)	949	(1,477)	(996)
Stock-based compensation expense	4,171	3,554	6,018
Foreign exchange gain	(1,070)	(2,044)	(2,816)
Interest and finance expense (income), net	1,298	3,468	(13)
Adjusted EBITDA (2)	$41,884	$70,074	$36,841

Adjusted EBITDA Margin	12.3%	20.0%	13.1%

(1)	Other expense (income), net, is comprised of immaterial, unusual or infrequently occurring transactions which, in management’s view, do not provide useful measures of the underlying operating performance of the business.
(2)	Excluding $10.6 million, $4.8 million and $2.1 million of mobilization, start-up and commissioning costs during the three months ended March 31, 2023, December 31, 2022, and March 31, 2022, respectively, Adjusted EBITDA would have been $52.5 million, $74.9 million and $38.9 million and Adjusted EBITDA margin would have been 15.5%, 21.3% and 13.9%, respectively.

The following table provides a reconciliation of net cash (used in) provided by operating activities to Adjusted Cash Flow from Operations for each of the three months presented (in thousands):

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Net cash provided by (used in) operating activities	$21,323	$92,943	$(14,162)
Cash paid for interest, net	966	961	903
Cash paid for merger and integration expense	2,324	4,350	11,632
Cash paid for severance and other expense	2,572	697	207
Adjusted Cash Flow from Operations	$27,185	$98,951	$(1,420)

Adjusted EBITDA	$41,884	$70,074	$36,841

Cash Conversion	65%	141%	(4)%

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

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022:

	Three months ended			Percentage
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022	March 31, 2023	December 31, 2022	March 31, 2022
NLA	$126,228	$131,684	$103,861	37.2%	37.5%	37.0%
ESSA	113,648	117,344	82,071	33.5%	33.4%	29.3%
MENA	50,945	55,387	50,715	15.0%	15.8%	18.1%
APAC	48,458	46,551	43,830	14.3%	13.3%	15.6%
Total Revenue	$339,279	$350,966	$280,477	100.0%	100.0%	100.0%

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to income (loss) before income taxes for the three months ended  March 31, 2023, December 31, 2022 and March 31, 2022:

	Three months ended			Segment EBITDA Margin
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022	March 31, 2023	December 31, 2022	March 31, 2022
NLA	$31,874	$35,153	$21,827	25.3%	26.7%	21.0%
ESSA	20,785	30,179	11,874	18.3%	25.7%	14.5%
MENA	14,568	19,433	15,465	28.6%	35.1%	30.5%
APAC (1)	(2,698)	3,673	5,438	(5.6)%	7.9%	12.4%
Total Segment EBITDA	64,529	88,438	54,604
Corporate costs (2)	(25,081)	(23,954)	(21,965)
Equity in income of joint ventures	2,436	5,590	4,202
Depreciation and amortization expense	(34,737)	(34,538)	(35,012)
Merger and integration expense	(2,138)	(4,996)	(4,725)
Severance and other expense	(927)	(2,411)	(1,494)
Stock-based compensation expense	(4,171)	(3,554)	(6,018)
Foreign exchange gain	1,070	2,044	2,816
Other (expenses) income, net	(949)	1,477	996
Interest and finance (expense) income, net	(1,298)	(3,468)	13
(Loss) income before income taxes	$(1,266)	$24,628	$(6,583)

(1)

Excluding $10.6 million, $4.8 million and $2.1 million of mobilization, start-up and commissioning costs during the three months ended March 31, 2023, December 31, 2022, and March 31, 2022, respectively, Segment EBITDA would have been $7.9 million, $8.5 million and $7.5 million and Segment EBITDA margin would have been 16.4%, 18.2% and 17.2%, respectively.

(2)	Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

Three months ended March 31, 2023 compared to three months ended December 31, 2022

NLA

Revenue for the NLA segment was $126.2 million for the three months ended March 31, 2023, a decrease of $5.5 million, or 4.1%, compared to $131.7 million for the three months ended December 31, 2022. The decrease was primarily due to non-repeat of well construction product sales in the current quarter and lower well construction services revenue in the U.S. from decreased customer activities, partially offset by higher well construction revenue in Guyana.

Segment EBITDA for the NLA segment was $31.9 million, or 25.3% of revenues, during the three months ended March 31, 2023, compared to $35.2 million or 26.7% of revenues during the three months ended December 31, 2022. The decrease in Segment EBITDA and Segment EBITDA margin was attributable to lower activity and less favorable product mix during the three months ended March 31, 2023.

ESSA

Revenue for the ESSA segment was $113.7 million for the three months ended March 31, 2023, a decrease of $3.6 million, or 3.1%, compared to $117.3 million for the three months ended December 31, 2022. The decrease in revenues was primarily driven by lower well flow management revenue in United Kingdom, Norway and Nigeria and non-repeat of equipment sales revenue in Central Europe. The decrease in revenues was partially offset by higher well flow management revenue in Congo.

Segment EBITDA for the ESSA segment was $20.8 million, or 18.3% of revenues, for the three months ended March 31, 2023, a decrease of $9.4 million, or 31.1%, compared to $30.2 million, or 25.7% of revenues, for the three months ended December 31, 2022. The decrease of $9.4 million was primarily attributable to lower activity levels, a less favorable activity mix reflecting lower well flow management revenues and a non-repeat of higher margin equipment sales during the three months ended March 31, 2023.

MENA

Revenue for the MENA segment was $50.9 million for the three months ended March 31, 2023, a decrease of $4.5 million, or 8.0%, compared to $55.4 million for the three months ended December 31, 2022. The decrease in revenue was driven by a decrease in well flow management revenue in Saudi Arabia and Algeria, partially offset by increased well flow management revenue in the United Arab Emirates.

Segment EBITDA for the MENA segment was $14.6 million, or 28.6% of revenues, for the three months ended March 31, 2023, a decrease of $4.8 million, or 25.0%, compared to $19.4 million, or 35.1% of revenues, for the three months ended December 31, 2022. The decrease in Segment EBITDA and Segment EBITDA margin was primarily due to lower activity and a less favorable activity mix during the three months ended March 31, 2023.

APAC

Revenue for the APAC segment was $48.5 million for the three months ended March 31, 2023, an increase of $1.9 million, or 4.1%, compared to $46.6 million for the three months ended December 31, 2022. The increase in revenue was primarily due to higher subsea well access revenue and well intervention and integrity services revenue in Australia as well as higher well construction services revenue in Malaysia. The increase in revenue was partially offset by lower well flow management revenue in Malaysia.

Segment EBITDA for the APAC segment was $(2.7) million, or (5.6)% of revenues, for the three months ended March 31, 2023, a decrease of $6.4 million compared to $3.7 million, or 7.9% of revenues, for the three months ended December 31, 2022. The reduction in Segment EBITDA despite the increase in revenues was primarily due to $10.6 million of unrecoverable subsea mobilization costs, and higher start-up and commissioning costs incurred during the three months ended March 31, 2023, on subsea projects in APAC, as compared to $4.8 million for the three months ended December 31, 2022. Excluding $10.6 million and $4.8 million, respectively, of such mobilization, start-up and commissioning costs during the three months ended March 31, 2023, and December 31, 2022, Segment EBITDA would have been $7.9 million and $8.5 million, respectively, and Segment EBITDA margin would have been 16.4% and 18.2%, respectively. Start-up and commissioning costs relate to the Company’s vessel-deployed, light well intervention ("LWI") system which commenced operations during the first quarter of 2023.

Equity in income of joint ventures

Equity in income of joint ventures for the three months ended March 31, 2023, decreased by $3.2 million, or 56.4%, to $2.4 million as compared to $5.6 million for the three months ended December 31, 2022. The decrease reflects lower income from our joint venture in China during the three months ended March 31, 2023.

Merger and integration expense

Merger and integration expense for the three months ended March 31, 2023, decreased by $2.9 million, to $2.1 million as compared to $5.0 million for the three months ended December 31, 2022. The decrease was primarily attributable to lower integration related expenses incurred during the three months ended March 31, 2023, as compared to the three months ended December 31, 2022.

Income tax expense

Income tax expense for the three months ended March 31, 2023, decreased by $6.6 million to $5.1 million from $11.7 million for the three months ended December 31, 2022, primarily due to changes in the mix of taxable profits between jurisdictions, and non-recurring discrete items in the three months ended December 31, 2022, partially offset by discrete tax credits in the three months ended March 31, 2023, arising from the Acquisition.

Three months ended March 31, 2023 compared to three months ended March 31, 2022

NLA

Revenue for the NLA segment was $126.2 million for the three months ended March 31, 2023, an increase of $22.3 million, or 21.5%, compared to $103.9 million for the three months ended March 31, 2022. The increase was primarily due to higher well construction services revenue in the U.S. and higher well intervention and integrity services revenue in Argentina due to increased customer activities.

Segment EBITDA for the NLA segment was $31.9 million, or 25.3% of revenues, during the three months ended March 31, 2023, compared to $21.8 million or 21.0% of revenues during the three months ended March 31, 2022. The increase of $10.1 million in Segment EBITDA was attributable to higher activity and favorable product mix during the three months ended March 31, 2023.

ESSA

Revenue for the ESSA segment was $113.7 million for the three months ended March 31, 2023, an increase of $31.6 million, or 38.5%, compared to $82.1 million for the three months ended March 31, 2022. The increase in revenues was primarily driven by higher well flow management revenue in Congo from a new contract, from increased customer activities in the U.K. and higher subsea well access revenue in Angola.

Segment EBITDA for the ESSA segment was $20.8 million, or 18.3% of revenues, for the three months ended March 31, 2023, an increase of $8.9 million, or 75.0%, compared to $11.9 million, or 14.5% of revenues, for the three months ended March 31, 2022. The increase of $8.9 million was primarily attributable to higher activity levels and a more favorable activity mix during the three months ended March 31, 2023.

MENA

Revenue for the MENA segment was $50.9 million for the three months ended March 31, 2023, an increase of $0.2 million, or 0.5%, compared to $50.7 million for the three months ended March 31, 2022. The increase in revenue was driven by increased well flow management revenue in Algeria, partially offset by a decrease in well flow management revenue in Saudi Arabia.

Segment EBITDA for the MENA segment was $14.6 million, or 28.6% of revenues, for the three months ended March 31, 2023, a decrease of $0.9 million, or 5.8%, compared to $15.5 million, or 30.5% of revenues, for the three months ended March 31, 2022. The decrease in Segment EBITDA was primarily due to a less favorable activity mix.

APAC

Revenue for the APAC segment was $48.5 million for the three months ended March 31, 2023, an increase of $4.7 million, or 10.6%, compared to $43.8 million for the three months ended March 31, 2022. The increase in revenue was primarily due to higher subsea well access revenue in Australia and China and higher well construction revenue in Malaysia. The increase in revenue was partially offset by lower well flow management services in Thailand.

Segment EBITDA for the APAC segment was $(2.7) million, or (5.6)% of revenues, for the three months ended March 31, 2023, a decrease of $8.1 million compared to $5.4 million, or 12.4% of revenues, for the three months ended March 31, 2022. The reduction in Segment EBITDA despite the increase in revenues was primarily due to $10.6 million of unrecoverable subsea mobilization costs, and higher start-up and commissioning costs subsea projects in APAC, as compared to $2.1 million for the three months ended March 31, 2022. Excluding $10.6 million and $2.1 million, respectively, of such mobilization, start-up and commissioning costs during the three months ended March 31, 2023, and March 31, 2022, Segment EBITDA would have been $7.9 million and $7.5 million, respectively, and Segment EBITDA margin would have been 16.4% and 17.2%, respectively. Start-up and commissioning costs relate to the Company’s vessel-deployed, light well intervention ("LWI") system which commenced operations during the first quarter of 2023.

Equity in income of joint ventures

Equity in income of joint ventures for the three months ended March 31, 2023, decreased by $1.8 million, or 42.0%, to $2.4 million as compared to $4.2 million for the three months ended March 31, 2022. The decrease reflects lower income from our joint venture in China during the three months ended March 31, 2023.

Merger and integration expense

Merger and integration expense for the three months ended March 31, 2023, decreased by $2.6 million, to $2.1 million as compared to $4.7 million for the three months ended March 31, 2022. The decrease was primarily attributable to lower integration related expenses incurred during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Income tax expense

Income tax expense for the three months ended March 31, 2023, increased by $0.5 million to $5.1 million from $4.6 million for the three months ended March 31, 2022, primarily due to changes in the mix of taxable profits between jurisdictions with different tax regimes, in particular in Europe and Sub-Saharan Africa and the Middle East.

Liquidity and Capital Resources

Liquidity

Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. As of March 31, 2023, total available liquidity was $316.3 million, including cash and cash equivalents and restricted cash of $186.3 million and $130.0 million available for borrowings under our New Facility. Expro believes these amounts, along with cash generated by ongoing operations, will be sufficient to meet future business requirements for the next 12 months and beyond. Our primary sources of liquidity have been cash flows from operations. Our primary uses of capital have been for capital expenditures and acquisitions. We monitor potential capital sources, including equity and debt financing, in order to meet our investment and liquidity requirements.

Our total capital expenditures are estimated to range between $90 million and $100 million for the last three quarters of 2023. Our total capital expenditures were $28.8 million for the three months ended March 31, 2023, of which approximately 90% were used for the purchase and manufacture of equipment to directly support customer-related activities and approximately 10% for other property, plant and equipment, inclusive of software costs. In addition, we used net cash of $7.5 million during the three months ended March 31, 2023, for the acquisition of DeltaTek. We continue to focus on preserving and protecting our strong balance sheet, optimizing utilization of our existing assets and, where practical, limiting new capital expenditures.

On June 16, 2022, the Company’s Board of Directors (the “Board”) approved a new stock repurchase program, under which the Company is authorized to acquire up to $50.0 million of its outstanding common stock through November 24, 2023. Under the stock repurchase program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The stock repurchase program is being utilized at management’s discretion and in accordance with U.S. federal securities laws. The timing and actual numbers of shares repurchased, if any, will depend on a variety of factors including price, corporate requirements, the constraints specified in the stock repurchase program along with general business and market conditions. The stock repurchase program does not obligate the Company to repurchase any amount of common stock, and it could be modified, suspended or discontinued at any time. Under the stock repurchase plan, the Company has repurchased approximately 0.6 million shares at an average price of $17.99 per share, for a total cost of approximately $10.0 million during the three months ended March 31, 2023. Since the inception of the stock repurchase program, the Company has repurchased total of approximately 1.7 million shares at an average price of $13.89 per share, for a total cost of $23.0 million through March 31, 2023.

Credit Facility

Revolving Credit Facility

On October 1, 2021, we entered into a new revolving credit facility (the “New Facility”) with DNB Bank ASA, London Branch, as agent (the “Agent”), with total commitments of $200.0 million, of which $130.0 million was available for drawdowns as loans and $70.0 million was available for letters of credit. Proceeds of the New Facility may be used for general corporate and working capital purposes.

On March 31, 2022, the Agent, on behalf of the consenting lenders, countersigned a Consent Request Letter dated March 10, 2022, to the New Facility (the “Consent”). Pursuant to the Consent, the lenders consented to, among other things, an amendment to the New Facility permitting dividends or distributions by the Company, or the repurchase or redemption of the Company’s shares in an aggregate amount of $50.0 million over the life of the New Facility, subject to pro forma compliance with the 2.25 to 1.0 maximum senior leverage ratio financial covenant.

On July 21, 2022, the Company increased the facility available for letters of credit to $92.5 million and total commitments to $222.5 million.

Please see Note 16 “Interest bearing loans” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Cash flow from operating, investing and financing activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net cash provided by (used in) operating activities	$21,323	$(14,162)
Net cash used in investing activities	(36,312)	(5,008)
Net cash used in financing activities	(16,373)	(2,394)
Effect of exchange rate changes on cash activities	(800)	133
Net decrease to cash and cash equivalents and restricted cash	$(32,162)	$(21,431)

Analysis of cash flow changes between the three months ended March 31, 2023 and March 31, 2022

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $21.3 million during the three months ended March 31, 2023 as compared to net cash used in operating activities of $14.2 million during the three months ended March 31, 2022. The increase in net cash provided by operating activities of $35.5 million for the three months ended March 31, 2023, was primarily due to a favorable movement in net working capital of $23.7 million, lower payments for merger and integration expenses of $9.3 million and an increase in Adjusted EBITDA of $5.0 million, partially offset by higher payments for severance expense of $2.5 million for the three months ended March 31, 2023.

Adjusted Cash Flows from Operations during the three months ended March 31, 2023, was $27.2 million as compared to Adjusted Cash Flows from Operations of ($1.4) million during the three months ended March 31, 2022. Our primary uses of cash from operating activities were capital expenditures and funding obligations related to our financing arrangements.

Net cash used in investing activities

Net cash used in investing activities was $36.3 million during the three months ended March 31, 2023, as compared to $5.0 million during the three months ended March 31, 2022, an increase of $31.3 million. Our principal recurring investing activity is our capital expenditures. The increase in net cash used in investing activities was primarily due to an increase in capital expenditures of $18.2 million and payment of net cash of $7.5 million for the acquisition of DeltaTek during the three months ended March 31, 2023.

Net cash used in financing activities

Net cash used in financing activities was $16.4 million during the three months ended March 31, 2023, as compared to $2.4 million during the three months ended March 31, 2022. The increase of $14.0 million in net cash used in financing activities is primarily due to the acquisition of common stock of $10.0 million, higher payment of withholding taxes on stock-based compensation plans of $1.9 million and higher repayment of financed insurance premium of $1.9 million during the three months ended March 31, 2023.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals and our current expectations with respect to, among other things:

●	our business strategy and prospects for growth;
●	post-Merger integration;
●	our cash flows and liquidity;
●	our financial strategy, budget, projections and operating results;
●	the amount and timing of any future share repurchases;
●	the amount, nature and timing of capital expenditures;
●	the availability and terms of capital;
●	the exploration, development and production activities of our customers;
●	the market for our existing and future products and services;
●	competition and government regulations;
●	general economic conditions (such as recent instability in certain financial institutions); and
●	general political conditions, including political tensions, conflicts and war (such as the ongoing conflict in Ukraine).

These forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “plan,” “intend,” “potential,” “predict,” “project,” “may,” “outlook,” or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	continuing uncertainty relating to global crude oil demand and crude oil prices that correspondingly may lead to further significant reductions in domestic oil and gas activity, which in turn could result in further significant declines in demand for our products and services;
●	uncertainty regarding the extent and duration of the remaining restrictions in the U.S. and globally on various commercial and economic activities due to global pandemics and epidemics (including COVID-19), including uncertainty regarding the re-imposition of restrictions due to resurgences in infection rates;
●	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations;
●	unique risks associated with our offshore operations;
●	political, economic and regulatory uncertainties in our international operations, including the impact of actions taken by the OPEC+ and non-OPEC+ nations with respect to production levels and the effects thereof;
●	our ability to develop new technologies and products and protect our intellectual property rights;
●	our ability to attract, train and retain key employees and other qualified personnel;
●	operational safety laws and regulations;
●	international trade laws and sanctions;
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

These and other important factors that could affect our operating results and performance are described in (1) “Risk Factors” in Part II, Item 1A of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and elsewhere within this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023 (our “Annual Report”), (3) our other reports and filings we make with the SEC from time to time and (4) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report. Our exposure to market risk has not changed materially since December 31, 2022.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the three months covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.

b)	Change in Internal Control Over Financial Reporting

As of March 31, 2023, management has concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of repurchases of Company common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
January 1 - January 31	--	$--	--	$37,004,400
February 1 - February 28	--	$--	--	$37,004,400
March 1 - March 31	556,603	$17.99	556,603	$26,996,269
Total	--	$--	--

1)

This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. We administer cashless settlements and generally do not repurchase stock in connection with cashless settlements.

2)

Our Board authorized a program to repurchase our common stock from time to time. Approximately $27.0 million remained authorized for repurchases as of March 31, 2023, subject to the limitation set in our shareholder authorization for repurchases of our common stock, which is approximately 10% of the common stock issued as of March 21, 2022.

Item 6.       Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Deed of Amendment to Articles of Association of Expro Group Holdings N.V., dated October 1, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).
4.1	Amendment No. 1 to Registration Rights Agreement, dated January 18, 2023, by and among the Company and the shareholders party thereto (incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36053), filed on January 18, 2023).
* †10.1	Expro Group Holdings N.V. Long-Term Incentive Plan Restricted Stock Unit Agreement (2023 Time Based Form).
* †10.2	Expro Group Holdings N.V. Long-Term Incentive Plan Restricted Stock Unit Agreement (2023 Performance Based Form).
†10.3	Service Agreement, dated as of March 24, 2023, by and between Expro Overseas Inc. (Dubai Branch) and Alistair George Sinclair Geddes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on March 27, 2023).
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.1

The following materials from Expro Group Holdings N.V.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Represents management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRO GROUP HOLDINGS N.V.

Date:	May 4, 2023	By:	/s/ Quinn P. Fanning
Quinn P. Fanning
Chief Financial Officer
(Principal Financial Officer)