Form 10-Q
period 2023-06-30
EXPRO GROUP HOLDINGS N.V.
filed 2023-07-27
CIK 1575828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934

For the quarterly period ended June 30, 2023

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

As of July 24, 2023, there were 108,749,146 shares of common stock, €0.06 nominal value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Expro Group Holdings N.V.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Total revenue	$396,917	$313,624	$736,196	$594,101
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization expense	(318,948)	(256,583)	(608,595)	(496,113)
General and administrative expense, excluding depreciation and amortization expense	(16,186)	(17,840)	(29,471)	(29,350)
Depreciation and amortization expense	(37,235)	(35,392)	(71,972)	(70,404)
Merger and integration expense	(1,377)	(2,270)	(3,515)	(6,995)
Severance and other expense	(2,663)	(678)	(3,590)	(2,172)
Total operating cost and expenses	(376,409)	(312,763)	(717,143)	(605,034)
Operating income (loss)	20,508	861	19,053	(10,933)
Other (expense) income, net	(1,462)	244	(2,411)	1,240
Interest and finance (expense) income, net	(17)	1,712	(1,315)	1,725
Income (loss) before taxes and equity in income of joint ventures	19,029	2,817	15,327	(7,968)
Equity in income of joint ventures	2,805	2,429	5,241	6,631
Income (loss) before income taxes	21,834	5,246	20,568	(1,337)
Income tax expense	(12,539)	(9,596)	(17,624)	(14,145)
Net income (loss)	$9,295	$(4,350)	$2,944	$(15,482)

Income (loss) per common share:
Basic	$0.09	$(0.04)	$0.03	$(0.14)
Diluted	$0.08	$(0.04)	$0.03	$(0.14)
Weighted average common shares outstanding:
Basic	108,662,509	109,582,086	108,758,078	109,425,407
Diluted	109,381,977	109,582,086	109,975,739	109,425,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$9,295	$(4,350)	$2,944	$(15,482)
Other comprehensive income (loss):
Amortization of prior service credit	(61)	(61)	(122)	(122)
Other comprehensive loss	(61)	(61)	(122)	(122)
Comprehensive income (loss)	$9,234	$(4,411)	$2,822	$(15,604)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$178,908	$214,788
Restricted cash	1,963	3,672
Accounts receivable, net	435,619	419,237
Inventories	155,341	153,718
Assets held for sale	-	2,179
Income tax receivables	26,878	26,938
Other current assets	59,665	44,975
Total current assets	858,374	865,507

Property, plant and equipment, net	464,521	462,316
Investments in joint ventures	68,075	66,038
Intangible assets, net	222,313	229,504
Goodwill	228,137	220,980
Operating lease right-of-use assets	72,671	74,856
Non-current accounts receivable, net	10,933	9,688
Other non-current assets	8,003	8,263
Total assets	$1,933,027	$1,937,152

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$298,308	$272,704
Income tax liabilities	41,552	37,151
Finance lease liabilities	1,053	1,047
Operating lease liabilities	17,824	19,057
Other current liabilities	82,160	107,750
Total current liabilities	440,897	437,709

Deferred tax liabilities, net	26,296	30,419
Post-retirement benefits	10,187	11,344
Non-current finance lease liabilities	13,042	13,773
Non-current operating lease liabilities	56,395	60,847
Other non-current liabilities	100,595	97,165
Total liabilities	647,412	651,257

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, €0.06 nominal value, 200,000,000 shares authorized, 111,405,621 and 110,710,188 shares issued and 108,703,977 and 108,743,761 shares outstanding	7,949	7,911
Treasury stock (at cost) 2,701,644 and 1,966,427 shares	(54,318)	(40,870)
Additional paid-in capital	1,857,386	1,847,078
Accumulated other comprehensive income	27,427	27,549
Accumulated deficit	(552,829)	(555,773)
Total stockholders’ equity	1,285,615	1,285,895
Total liabilities and stockholders’ equity	$1,933,027	$1,937,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,944	$(15,482)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	71,972	70,404
Equity in income of joint ventures	(5,241)	(6,631)
Stock-based compensation expense	9,748	10,248
Change in fair value of investments	-	1,538
Elimination of unrealized profit on sales to joint ventures	450	-
Deferred taxes	(6,823)	(1,929)
Unrealized foreign exchange losses (gains)	(1,820)	2,647
Changes in assets and liabilities:
Accounts receivable, net	(17,004)	(52,971)
Inventories	(1,440)	(15,441)
Other assets	(14,878)	1,012
Accounts payable and accrued liabilities	31,919	11,217
Other liabilities	(25,722)	(12,840)
Income taxes, net	2,994	568
Dividends from joint ventures	2,754	2,985
Other	(3,172)	(7,432)
Net cash provided by (used in) operating activities	46,681	(12,107)

Cash flows from investing activities:
Capital expenditures	(57,968)	(31,526)
Payment for acquisition of business, net of cash acquired	(7,536)	-
Acquisition of technology	-	(7,967)
Proceeds from disposal of assets	2,013	6,579
Proceeds from sale / maturity of investments	-	8,169
Net cash used in investing activities	(63,491)	(24,745)

Cash flows from financing activities:
Release of (Cash pledged for) collateral deposits, net	494	(256)
Payments of loan issuance and other transaction costs	-	(132)
Acquisition of common stock	(10,011)	(12,309)
Payment of withholding taxes on stock-based compensation plans	(2,835)	(4,291)
Repayment of financed insurance premium	(4,277)	(2,805)
Repayment of finance leases	(1,164)	(409)
Net cash used in financing activities	(17,793)	(20,202)

Effect of exchange rate changes on cash and cash equivalents	(2,986)	(3,382)
Net decrease to cash and cash equivalents and restricted cash	(37,589)	(60,436)
Cash and cash equivalents and restricted cash at beginning of period	218,460	239,847
Cash and cash equivalents and restricted cash at end of period	$180,871	$179,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Six Months Ended June 30, 2022
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2022	109,143	$7,844	$(22,785)	$1,827,782	$20,358	$(535,628)	$1,297,571
Net loss	-	-	-	-	-	(11,132)	(11,132)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	6,018	-	-	6,018
Common shares issued upon vesting of share-based awards	336	24	-	378	-	-	402
Treasury shares withheld	(100)	-	(1,506)	-	-	-	(1,506)
Balance at March 31, 2022	109,379	$7,868	$(24,291)	$1,834,178	$20,297	$(546,760)	$1,291,292
Net loss	-	-	-	-	-	(4,350)	(4,350)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	4,230	-	-	4,230
Common shares issued upon vesting of share-based awards	542	35	-	(35)	-	-	-
Acquisition of common stock	(1,100)	-	(12,995)	-	-	-	(12,995)
Treasury shares withheld	(184)	-	(3,187)	-	-	-	(3,187)
Balance at June 30, 2022	108,637	$7,903	$(40,473)	$1,838,373	$20,236	$(551,110)	$1,274,929

	Six Months Ended June 30, 2023
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2023	108,744	$7,911	$(40,870)	$1,847,078	$27,549	$(555,773)	$1,285,895
Net loss	-	-	-	-	-	(6,351)	(6,351)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	4,171	-	-	4,171
Common stock issued upon vesting of share-based awards	582	32	-	566	-	-	598
Treasury shares withheld	(185)	-	(3,556)	-	-	-	(3,556)
Acquisition of common stock	(557)	-	(10,011)	-	-	-	(10,011)
Balance at March 31, 2023	108,584	7,943	$(54,437)	$1,851,815	$27,488	$(562,124)	$1,270,685
Net income	-	-	-	-	-	9,295	9,295
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	5,577	-	-	5,577
Common stock issued upon vesting of share-based awards	113	6	-	(6)	-	-	-
Treasury shares refunded	7	-	119	-	-	-	119
Balance at June 30, 2023	108,704	$7,949	$(54,318)	$1,857,386	$27,427	$(552,829)	$1,285,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Business description

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

On June 16, 2022, the Company’s Board of Directors (the “Board”) approved a new stock repurchase program, under which the Company is authorized to acquire up to $50.0 million of its outstanding common stock through November 24, 2023. Under the stock repurchase program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The stock repurchase program is being utilized at management’s discretion and in accordance with U.S. federal securities laws. The timing and actual numbers of shares repurchased, if any, will depend on a variety of factors including price, corporate requirements, the constraints specified in the stock repurchase program along with general business and market conditions. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. Under the stock repurchase plan, the Company has repurchased approximately 0.6 million shares at an average price of $17.99 per share, for a total cost of approximately $10.0 million during the six months ended June 30, 2023. Since the inception of the stock repurchase program, the Company has repurchased total of approximately 1.7 million shares at an average price of $13.89 per share, for a total cost of $23.0 million through June 30, 2023.

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

In the opinion of management, these unaudited condensed consolidated financial statements, which are prepared in accordance with the rules of the SEC and U.S. GAAP for interim financial reporting, included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2023, the results of our operations for the three and six months ended June 30, 2023 and 2022 and our cash flows for the six months ended June 30, 2023 and 2022. Such adjustments are of a normal recurring nature. Operating results for the three and six months ended  June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2023 or for any other period.

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

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company has determined the estimated unaudited pro forma information to be insignificant for the three and six months ended June 30, 2023 and 2022, assuming the Acquisition were to have been completed as of January 1, 2023 and 2022, respectively. This is not necessarily indicative of the results that would have occurred had the Acquisition been completed on either date indicated or of future operating results.

4.         Fair value measurements

Recurring Basis

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2023 and December 31, 2022, were as follows (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$10,933	$-	$10,933
Liabilities:
Finance lease liabilities	-	14,095	-	14,095
Contingent consideration liabilities	-	-	8,483	8,483

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$9,688	$-	$9,688
Liabilities:
Finance lease liabilities	-	14,820	-	14,820

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

5.	Business segment reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer, in deciding how to allocate resources and assess performance. Our CODM manages our operational segments that are aligned with our geographical regions as below:

●	North and Latin America (“NLA”),
●	Europe and Sub-Saharan Africa (“ESSA”),
●	Middle East and North Africa (“MENA”), and
●	Asia-Pacific (“APAC”).

The following table presents our revenue disaggregated by our operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NLA	$134,830	$129,694	$261,058	$233,555
ESSA	138,062	90,118	251,710	172,189
MENA	59,163	45,363	110,108	96,078
APAC	64,862	48,449	113,320	92,279
Total	$396,917	$313,624	$736,196	$594,101

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

The following table presents our Segment EBITDA disaggregated by our operating segments and a reconciliation to income (loss) before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NLA	$36,703	$38,513	$68,577	$60,340
ESSA	34,964	14,868	55,749	26,742
MENA	18,491	13,750	33,059	29,215
APAC	3,452	4,356	754	9,794
Total Segment EBITDA	93,610	71,487	158,139	126,091
Corporate costs	(24,810)	(22,812)	(49,891)	(44,777)
Equity in income of joint ventures	2,805	2,429	5,241	6,631
Depreciation and amortization expense	(37,235)	(35,392)	(71,972)	(70,404)
Merger and integration expense	(1,377)	(2,270)	(3,515)	(6,995)
Severance and other expense	(2,663)	(678)	(3,590)	(2,172)
Stock-based compensation expense	(5,577)	(4,230)	(9,748)	(10,248)
Foreign exchange loss	(1,440)	(5,244)	(370)	(2,428)
Other (expense) income, net	(1,462)	244	(2,411)	1,240
Interest and finance (expense) income, net	(17)	1,712	(1,315)	1,725
Income (loss) before income taxes	$21,834	$5,246	$20,568	$(1,337)

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

The following table sets forth the total amount of revenue by main area of capabilities as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Well construction	$143,719	$121,794	$271,984	$233,229
Well management	253,198	191,830	464,212	360,872
Total	$396,917	$313,624	$736,196	$594,101

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

Contract balances consisted of the following as of June 30, 2023, and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Trade receivable, net	$307,005	$289,235
Unbilled receivables (included within accounts receivable, net)	$139,547	$139,690
Deferred revenue (included within other liabilities)	$29,378	$51,192

The Company recognized revenue during the three and six months ended  June 30, 2023 of $17.1 million and $42.3 million, respectively, and for the three and six months ended  June 30, 2022 of $1.0 million and $8.9 million, respectively, out of the deferred revenue balance as of the beginning of the applicable year.

As of June 30, 2023, $28.5 million of our deferred revenue was classified as current and is included in “Other current liabilities” on the condensed consolidated balance sheets, with the remainder classified as non-current and included in “Other non-current liabilities” on the condensed consolidated balance sheets.

Transaction price allocated to remaining performance obligations

Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. We have elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less and for our long-term contracts we have a right to consideration from customers in an amount that corresponds directly with the value to the customer of the performance completed to date. With respect to our construction contracts, revenue allocated to remaining performance obligations is $88.6 million.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

7.	Income taxes

For interim financial reporting, the annual tax rate is based on pre-tax income (loss) before equity in income of joint ventures. We have historically calculated the income tax expense/(benefit) during interim reporting periods by applying a full year estimated Annual Effective Tax Rate (“AETR”) to income (loss) before income taxes, excluding infrequent or unusual discrete items, for the reporting period. For the three and six months ended June 30, 2023, we determined that using an AETR would not provide a reliable estimate of income taxes due to the forecasting methodology used to project income (loss) before income taxes, resulting in significant changes in the estimated AETR. Thus, we concluded to use a discrete effective tax rate, which treats the year-to-date period as an annual period, to calculate income taxes for the three and six months ended June 30, 2023.

Our effective tax rates were 65.9% and 115.0% for the three and six months ended June 30, 2023, respectively, and were 340.6% and (177.5)% for the three and six months ended June 30, 2022, respectively.

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

The carrying value of our investment in joint ventures as of June 30, 2023, and December 31, 2022, was as follows (in thousands):

	June 30,	December 31,
	2023	2022
CETS	$64,586	$62,471
PVD-Expro	3,489	3,567
Total	$68,075	$66,038

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	Accounts receivable, net

Accounts receivable, net consisted of the following as of June 30, 2023, and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Accounts receivable	$460,507	$441,605
Less: Expected credit losses	(13,955)	(12,680)
Total	$446,552	$428,925

Current	435,619	419,237
Non – current	10,933	9,688
Total	$446,552	$428,925

10.	Inventories

Inventories consisted of the following as of June 30, 2023, and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Finished goods	$22,757	$26,810
Raw materials, equipment spares and consumables	108,547	102,395
Work-in-progress	24,037	24,513
Total	$155,341	$153,718

11.	Other assets and liabilities

Other assets consisted of the following as of June 30, 2023, and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Prepayments	$27,051	18,084
Value-added tax receivables	24,763	20,727
Collateral deposits	1,175	1,669
Deposits	7,859	7,245
Other	6,820	5,513
Total	$67,668	$53,238

Current	59,665	44,975
Non – current	8,003	8,263
Total	$67,668	$53,238

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

Other liabilities consisted of the following as of June 30, 2023, and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Deferred revenue	$29,378	$51,192
Other tax and social security	31,456	28,557
Income tax liabilities – non-current portion	56,569	58,036
Provisions	38,922	45,248
Contingent consideration liabilities	11,655	3,227
Other	14,775	18,655
Total	$182,755	$204,915

Current	82,160	107,750
Non – current	100,595	97,165
Total	$182,755	$204,915

12.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following as of June 30, 2023, and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Accounts payable – trade	$125,985	$100,951
Payroll, vacation and other employee benefits	39,291	46,935
Accruals for goods received not invoiced	22,637	32,102
Other accrued liabilities	110,395	92,716
Total	$298,308	$272,704

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

13.	Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of June 30, 2023, and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Cost:
Land	$22,261	$22,261
Land improvements	3,054	3,054
Buildings and lease hold improvements	99,010	98,490
Plant and equipment	843,510	789,910
	967,835	913,715
Less: accumulated depreciation	(503,314)	(451,399)
Total	$464,521	$462,316

The carrying amount of our property, plant and equipment recognized in respect of assets held under finance leases as of June 30, 2023 and December 31, 2022 and included in amounts above is as follows (in thousands):

	June 30,	December 31,
	2023	2022
Cost:
Buildings	$18,623	$18,623
Plant and equipment	589	1,275
Total	19,212	19,898
Less: accumulated amortization	(9,031)	(9,085)
Total	$10,181	$10,813

Depreciation expense relating to property, plant and equipment, including assets under finance leases, was $27.8 million and $53.3 million for the three and six months ended June 30, 2023, respectively, and $25.6 million and $51.6 million for the three and six months ended June 30, 2022, respectively.

During the six months ended June 30, 2023 and 2022, assets held for sale were sold for net proceeds of $2.0 million and $6.3 million, respectively.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

14.	Intangible assets, net

The following table summarizes our intangible assets comprising of Customer Relationships & Contracts (“CR&C”), Trademarks, Technology and Software as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023			December 31, 2022			June 30, 2023
	Gross carrying amount	Accumulated impairment and amortization	Net book value	Gross carrying amount	Accumulated impairment and amortization	Net book value	Weighted average remaining life (years)
CR&C	$224,776	$(128,366)	$96,410	$222,200	$(118,221)	$103,979	4.8
Trademarks	57,350	(34,706)	22,644	57,100	(32,921)	24,179	7.0
Technology	178,889	(76,694)	102,195	170,652	(71,191)	99,461	11.6
Software	11,952	(10,888)	1,064	11,556	(9,671)	1,885	0.5
Total	$472,967	$(250,654)	$222,313	$461,508	$(232,004)	$229,504	8.1

Amortization expense for intangible assets was $9.4 million and $18.6 million for the three and six months ended June 30, 2023, respectively, and $9.8 million and $18.8 million for the three and six months ended June 30, 2022, respectively.

The following table summarizes the intangible assets which were acquired pursuant to the Acquisition (in thousands):

	Acquired Fair Value	Weighted average life (years)
CR&C	2,576	6.0
Trademarks	250	5.0
Technology	8,237	15.0
Total	$11,063	12.7

15.	Goodwill

Our reporting units are our operating segments which are NLA, ESSA, MENA and APAC.

The allocation of goodwill by operating segment as of June 30, 2023 and December 31, 2022 is as follows (in thousands):

	June 30,	December 31,
	2023	2022
NLA	$120,658	$118,511
ESSA	82,921	80,058
MENA	5,292	4,218
APAC	19,266	18,193
Total	$228,137	$220,980

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the goodwill by operating segment which were acquired pursuant to the Acquisition (in thousands):

June 30,
2023
NLA	$2,147
ESSA	2,863
MENA	1,074
APAC	1,073
Total	$7,157

As of June 30, 2023, we did not identify any triggering events that would represent an indicator of impairment of our goodwill. Accordingly, no impairment charges related to goodwill have been recorded during the three and six months ended June 30, 2023.

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

Borrowings under the New Facility bear interest at a rate per annum of LIBOR, subject to a 0.00% floor, plus an applicable margin of 3.75% for cash borrowings or 3.00% for letters of credit. A 0.75% per annum fronting fee applies to letters of credit, and an additional 0.25% or 0.50% per annum utilization fee is payable on drawdowns as loans to the extent one-third or two-thirds, respectively, or more of commitments are drawn. From June 30, 2023 onwards, LIBOR will be replaced by the lender's cost of funds. The unused portion of the New Facility is subject to a commitment fee of 30% per annum of the applicable margin. Interest on loans is payable at the end of the selected interest period, but no less frequently than semi-annually.

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

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The New Facility remained undrawn on a cash basis (i.e., no loans were outstanding), as of  June 30, 2023 and December 31, 2022. We utilized $49.1 million and $53.8 million as of  June 30, 2023 and December 31, 2022, respectively, for bonds and guarantees.

17.	Commitments and contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. We entered into contractual commitments for the acquisition of property, plant and equipment totaling $51.4 million and $45.5 million as of  June 30, 2023 and December 31, 2022, respectively.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of June 30, 2023 and December 31, 2022. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

We have conducted an internal investigation of the operations of certain of the Company’s foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act, our policies and other applicable laws. In  June 2016, we voluntarily disclosed the existence of our internal review to the SEC and the U.S. Department of Justice (“DOJ”). The DOJ has provided a declination, subject to the Company and the SEC reaching a satisfactory settlement of civil claims. On the basis of discussions with the SEC up to the end of the first quarter of 2023, we believed that a final resolution of this matter was likely to include a civil penalty in the amount of approximately $8.0 million and, accordingly, we had recorded a loss contingency in that amount within “Other current liabilities” on our condensed consolidated balance sheet, with the offset taken as an increase to goodwill as a measurement period adjustment associated with the Merger.

On April 26, 2023, the SEC issued a cease-and-desist order against the Company pursuant to section 21C of the Securities Exchange Act of 1934 (“Exchange Act”).  Under this Order, the Company neither admitted nor denied any of the SEC’s findings and agreed to cease and desist from committing or causing any violations and any future violations of the anti-bribery, books and records and internal accounting controls requirements of the FCPA and the Exchange Act. In accepting the Company’s settlement offer, the SEC noted the Company’s self-reporting, co-operation afforded to the SEC staff and remedial action including improving the Company’s internal controls and further enhancements to its internal controls environment and compliance program following the Merger. The Company paid $8.0 million to the SEC in respect of disgorgement, prejudgment interest and civil penalty during the current quarter.

Other than discussed above, we had no other material legal accruals for loss contingencies, individually or in the aggregate, as of  June 30, 2023 and December 31, 2022.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

18.	Post-retirement benefits

Amounts recognized in the unaudited condensed consolidated statements of operations in respect of the defined benefit schemes were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Amortization of prior service credit	$61	$61	$122	$122
Interest cost	(1,551)	(991)	(3,084)	(2,045)
Expected return on plan assets	1,007	1,375	1,993	2,803
Total	$(483)	$445	$(969)	$880

The Company contributed $1.3 million and $2.5 million for the three and six months ended June 30, 2023, respectively, and $1.2 million and $2.5 million for the three and six months ended June 30, 2022, respectively, to defined benefit schemes.

Amortization of prior service credit, interest cost and expected return on plan assets have been recognized in “Other income, net” in the unaudited condensed consolidated statements of operations.

19.	Earnings per share

Basic earnings per share attributable to Company stockholders is calculated by dividing net income attributable to the Company by the weighted-average number of common shares outstanding for the period. Diluted earnings per share attributable to Company stockholders is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, assuming all potentially dilutive shares were issued. We apply the treasury stock method to determine the dilutive weighted average common shares represented by unvested restricted stock units, stock options and Employee Stock Purchase Program (“ESPP”) shares.

The calculation of basic and diluted earnings per share attributable to Company stockholders for the three and six months ended  June 30, 2023 and 2022, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$9,295	$(4,350)	$2,944	$(15,482)

Basic weighted average number of shares outstanding	108,663	109,582	108,758	109,425
Effect of dilutive securities:
Unvested restricted stock units	386	-	612	-
ESPP shares	7	-	5	-
Stock options	326	-	601	-
Diluted weighted average number of shares outstanding	109,382	109,582	109,976	109,425

Total basic earnings (loss) per share	$0.09	$(0.04)	$0.03	$(0.14)
Total diluted earnings (loss) per share	$0.08	$(0.04)	$0.03	$(0.14)

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

20.	Related party disclosures

Our related parties consist primarily of CETS and PVD-Expro, the two companies in which we exert significant influence, and Mosing Holdings LLC, a company that is owned by various members of the Mosing family. During the three and six months ended June 30, 2023, we provided goods and services to related parties totaling $2.0 million and $4.1 million, respectively and $1.4 million and $2.3 million respectively, during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2023, we received goods and services from related parties totaling $0.1 million and $0.4 million, respectively and received no goods or services during both the three and six months ended June 30, 2022.

Additionally, we entered into various operating lease agreements to lease facilities with affiliated companies. Rent expense associated with our related party leases was $0.2 million and $0.3 million, respectively, for the three and six months ended  June 30, 2023.

As of  June 30, 2023 and December 31, 2022 amounts receivable from related parties were $4.3 million and $2.4 million, respectively, and amounts payable to related parties were $1.1 million and $0.8 million, respectively.

As of June 30, 2023, $0.4 million of our operating lease right-of-use assets and $0.4 million of our lease liabilities were associated with related party leases. As of December 31, 2022, $0.7 million of our operating lease right-of-use assets and $0.7 million of our lease liabilities were associated with related party leases.

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

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

21.	Stock-based compensation

The Company recognized $0.2 million and $0.7 million of stock-based compensation expense attributable to the Management Incentive Plan (“MIP”) stock options during the three and six months ended June 30, 2023, respectively. The Company recognized expense of $0.5 million and $3.2 million attributable to the MIP stock options during the three and six months ended June 30, 2022, respectively.

Stock-based compensation expense relating to the Long-Term Incentive Plan (“LTIP”), including restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) for the three and six months ended  June 30, 2023 was $5.3 million and $8.8 million, respectively. Stock-based compensation expense relating to LTIP RSUs and PRSUs for the three and six months ended  June 30, 2022 was $3.6 million and $6.7 million, respectively.

During the six months ended June 30, 2023, 784,391 RSUs and 260,762 PRSUs were granted to employees and directors at a weighted average grant date fair value of $18.45 per RSU and $33.76 per PRSU.

During the three and six months ended  June 30, 2023 we recognized $0.1 million and $0.2 million of compensation expense related to stock purchased under the ESPP. The Company recognized ESPP expense for the three and six months ended  June 30, 2022 of $0.1 million and $0.3 million, respectively.

22.	Supplemental cash flow

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$21,644	$15,505
Cash paid for interest, net	$546	$1,999
Change in accounts payable and accrued expenses related to capital expenditures	$2,809	$3,924

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

This section contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations, and involve risks and uncertainties. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements because of various factors, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” of this Form 10-Q and our Annual Report.

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

Our broad portfolio of products and services are designed to enhance production and improve recovery across the well lifecycle from exploration through abandonment, including:

Well Construction

•	Our well construction products and services support customers’ new wellbore drilling, wellbore completion and recompletion, and wellbore plug and abandonment requirements. In particular, we offer advanced technology solutions in drilling, tubular running services, cementing and tubulars. With a focus on innovation, we are continuing to advance the way wells are constructed by optimizing process efficiency on the rig floor, developing new methods to handle and install tubulars and mitigating well integrity risks.

Well Management

Our well management offerings consist of well flow management, subsea well access and well intervention and integrity services:

•	Well flow management: We gather valuable well and reservoir data, with a particular focus on well-site safety and environmental impact. We provide global, comprehensive well flow management systems for the safe production, measurement and sampling of hydrocarbons from a well during the exploration and appraisal phase of a new field; the flowback and clean-up of a new well prior to production; and in-line testing of a well during its production life. We also provide early production facilities to accelerate production; production enhancement packages to enhance reservoir recovery rates through the realization of production that was previously locked within the reservoir; and metering and other well surveillance technologies to monitor and measure flow and other characteristics of wells.

•	Subsea well access: With over 35 years of experience providing a wide range of fit-for-purpose subsea well access solutions, our technology aims to ensure safe well access and optimized production throughout the lifecycle of the well. We provide what we believe to be the most reliable, efficient and cost-effective subsea well access systems for exploration and appraisal, development, intervention and abandonment, including an extensive portfolio of standard and bespoke Subsea Test Tree Assemblies, a rig-deployed Intervention Riser System ("IRS") and a vessel-deployed, wire-through-water Riserless Well Intervention System ("RWIS"). We also provide systems integration and project management services. (Note that IRS and RWIS services and solutions are collectively referred to as our light well intervention, or LWI, business.)

•	Well intervention and integrity: We provide well intervention solutions to acquire and interpret well data, ensure well bore integrity and improve production. In addition to our extensive fleet of mechanical and cased hole wireline units, we have recently introduced a number of cost-effective, innovative well intervention services, including CoilHose™, a lightweight, small-footprint solution for wellbore lifting, cleaning and chemical treatments; Octopoda™, for fluid treatments in wellbore annuli; and Galea™, an autonomous well intervention solution. We also possess several other distinct technical capabilities, including non-intrusive metering technologies and wireless telemetry systems for reservoir monitoring.

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

Market Conditions and Price of Oil and Gas

The second quarter of 2023 has seen continued growth and increased activity as the market rebounds from the effects of the pandemic and Russia’s invasion of Ukraine. There are a number of market factors that have had, and may continue to have, an effect on our business, including:

•	The market for energy services and our business are substantially dependent on the price of oil and, to a lesser extent, the regional price of gas, which are both driven by market supply and demand. Changes in oil and gas prices impact customer willingness to spend on exploration and appraisal, development, production and abandonment activities. The extent of the impact of a change in oil and gas prices on these activities varies extensively between geographic regions, types of customers, types of activities and the financial returns of individual projects.

•	Average daily oil demand in the second quarter of 2023 exceeded average daily demand levels in 2022, with liquid demand estimated to exceed annualized 2019 levels in 2023. Brent crude oil prices remained broadly flat with fluctuations generally within the $75 - $80/bbl price range during the second quarter of 2023, as a result of growing demand and constrained supply due to recent voluntary production cuts by the Organization of Petroleum Exporting Countries and certain other oil producing nations (“OPEC+”), counter-balanced by the threat of further geopolitical tensions and the ongoing macro-economic constraints, including inflation.

•	Activity related to gas and liquified natural gas (“LNG”) production (and associated asset development) continues to grow within our ESSA and MENA regions in support Europe’s ongoing drive to diversify away from its reliance on Russian pipeline gas supplies over the long term. More broadly, the energy security and transition imperatives of policymakers in the U.S. and Europe are expected to result in increased investment in global gas development.

•	International, offshore and deepwater activity has continued to strengthen in 2023 as operator upstream investments increase to pre-pandemic levels. We are also experiencing increased demand for services related to brownfield and production enhancement and infield development programs as operators strive to maximize their previous investments and maintain production with a lower carbon footprint. In addition, we have seen an increase in demand for early production facilities and production optimization technologies, especially in support of gas and LNG developments.

•	The clean energy transition continues to gain momentum. We believe, however, that hydrocarbons, and natural gas in particular, will continue to play a vital role in the transition towards more sustainable energy resources, and the existing expertise and future innovation within the energy services sector, both to reduce emissions and enhance efficiency, will be critical. We are already active in the early-stage carbon capture and storage segment and have expertise and established operations within the geothermal and flare reduction segments. We continue to develop technologies to enhance the sustainability of our customers’ operations which, along with our digital transformation initiatives, are expected to enable us to continue to support our customers’ commercial and environmental initiatives. As the industry changes, we continue to evolve our approach to adapt and help our customers develop more sustainable energy solutions.

Outlook

Global liquids demand continued to grow through the second quarter of 2023 following pre-pandemic levels being surpassed in the first quarter of 2023, and is forecast to continue to increase over the remainder of the year while supply remains constrained, supported by continued OPEC+ and Saudi Arabia supply restraint. These factors continue to support a stabilizing oil price.

The U.S. Energy Information Administration (“EIA”) forecasts that global liquid fuels consumption will reach an average of 101.2 million b/d in 2023 (surpassing pre-pandemic consumption levels of 100.8 million b/d), an increase of 1.8 million b/d from 2022, increasing to 102.8 million b/d in 2024. The EIA expects that global liquid fuels production will increase by 1.3 million b/d to reach 101.1 million b/d in 2023, growing a further 1.5 million b/d to reach 102.6 million b/d in 2024, primarily due to growth from non-OPEC producer such as the United States, Norway, Canada, Brazil and Guyana. The overall supply growth is expected to offset a near-term reduction in production by OPEC+. The EIA forecasts that OPEC+ crude oil production will fall by 0.7 million b/d to 33.4 million b/d before rising by 0.5 million in 2024. As a result, the EIA anticipates further global inventory draws, which should support higher crude oil prices compared to their previous forecast, mainly into 2024. The EIA forecasts that Brent crude oil will average $79/bbl in the second half of 2023, resulting in an average of $79/bbl for 2023, increasing to $84/bbl for 2024.

In addition to the continued positive oil market outlook, global natural gas prices are expected to remain elevated as the market remains fundamentally tight.

The EIA anticipates Henry Hub spot prices to decrease from the 2022 highs to average $2.62 per million British thermal unit (“MMBtu”) in 2023 mainly as a result of high inventory levels. The Henry Hub spot price is then forecast to rise to average $3.29/MMBtu in 2024, an increase of over 25% compared to 2023. Rystad Energy estimates the European Title Transfer Facility and Northeast Asian LNG spot price to trade at $13.7/MMBtu and $14.3/MMBtu respectively for 2023, a downward revision from its previous forecast as robust European storage levels and a slower LNG rebound in Asia have eased the previous upward pricing pressure. The market is forecast to remain tight in 2023 as it remains in a fundamental deficit until 2026 and, at current price levels, demand is set to rise in the power and industrial sectors.

Consequently, the outlook for 2023 shows signs of continuing recovery in exploration and production expenditures, with upstream investments expected to surpass pre-pandemic levels. Strong growth is expected in deepwater and offshore shelf investments supported by large projects in Latin America, Norway and the Middle East.

As a result, we expect demand for our services and solutions to continue trending positively through 2023 and into 2024.

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

Executive Overview

Three months ended June 30, 2023, compared to three months ended March 31, 2023

Certain highlights of our financial results and other key developments include:

•

Revenue for the three months ended June 30, 2023, increased by $57.6 million, or 17.0%, to $396.9 million, compared to $339.3 million for the three months ended March 31, 2023. The increase in revenue was driven by higher activity across all segments, most notably ESSA and APAC. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•	We reported net income for the three months ended June 30, 2023, of $9.3 million, compared to a net loss of $6.4 million for the three months ended March 31, 2023, primarily reflecting higher Adjusted EBITDA (up $29.7 million) as discussed below, and lower interest and finance expense (down $1.3 million), partially offset by higher income tax expense (up $7.4 million).

•	Adjusted EBITDA for the three months ended June 30, 2023, increased by $29.7 million, or 70.9%, to $71.6 million from $41.9 million for the three months ended March 31, 2023. Adjusted EBITDA margin increased to 18.0% during the three months ended June 30, 2023, as compared to 12.3% during the three months ended March 31, 2023. The increase in Adjusted EBITDA and Adjusted EBITDA margin is primarily attributable to higher revenue, better business mix and the light well intervention (“LWI”) project becoming operational towards the end of the first quarter. Adjusted EBITDA for the three months ended March 31, 2023 includes unrecoverable mobilization costs and start-up and commissioning costs on LWI-related projects in APAC of $10.6 million. Adjusted EBITDA for the three months ended June 30, 2023 include LWI-related non-reimbursable costs for NPT (“non-productive time”) of $5.7 million (these costs were incurred after the system became operational and, therefore, are not considered start-up and commissioning costs).

•	Net cash provided by operating activities for the three months ended June 30, 2023, was $25.4 million, compared to net cash provided by operating activities of $21.3 million for the three months ended March 31, 2023, with the change primarily driven by an increase in Adjusted EBITDA of $29.7 million, partially offset by an unfavorable movement in net working capital of $15.3 million and cash paid for income taxes, net of refunds, of $8.9 million during the three months ended June 30, 2023. Adjusted Cash Flow from Operations and Cash Conversion for the three months ended June 30, 2023, were $36.0 million and 50%, respectively, compared to $27.2 million and 65%, respectively, for the three months ended March 31, 2023.

Six months ended June 30, 2023, compared to six months ended June 30, 2022

Certain highlights of our financial results and other key developments include:

•

Revenue for the six months ended June 30, 2023, increased by $142.1 million, or 23.9%, to $736.2 million, compared to $594.1 million for the six months ended June 30, 2022. The increase in revenue was driven by higher activity across all segments, most notably ESSA. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•

We reported net income for the six months ended June 30, 2023, of $2.9 million, compared to a net loss of $15.5 million for the six months ended June 30, 2022, primarily reflecting higher Adjusted EBITDA (which was up $25.6 million) and lower merger and integration expense (down $3.5 million), partially offset by higher income tax expense (up $3.5 million), higher interest and finance expense (up $3.0 million) and higher other expense (up $3.7 million sequentially).

•

Adjusted EBITDA for the six months ended June 30, 2023, increased by $25.6 million, or 29.1%, to $113.5 million from $87.9 million for the six months ended June 30, 2022. Adjusted EBITDA margin increased to 15.4% during the six months ended June 30, 2023, as compared to 14.8% during the six months ended June 30, 2022. The increase in Adjusted EBITDA and Adjusted EBITDA margin is primarily attributable to higher revenue, better product mix and the LWI project becoming operational towards the end of the first quarter of 2023. Adjusted EBITDA for the six months ended June 30, 2023 includes unrecoverable mobilization costs and start-up and commissioning costs on subsea projects in APAC of $10.6 million and LWI-related non-reimbursable costs for NPT of $5.7 million.

•

Net cash provided by operating activities for the six months ended June 30, 2023, was $46.7 million, compared to net cash used in operating activities of $12.1 million for the six months ended June 30, 2022, with the change primarily driven by favorable movement in net working capital of $40.3 million, and an increase in Adjusted EBITDA of $25.6 million, partially offset by higher payments for income taxes of $6.1 million for the six months ended June 30, 2023. Adjusted Cash Flow from Operations and Cash Conversion for the six months ended June 30, 2023, were $63.2 million and 56%, respectively, compared to $8.1 million and 9%, respectively, for the six months ended June 30, 2022.

Non-GAAP Financial Measures

We include in this Form 10-Q the non-GAAP financial measures Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Cash Flow from Operations and Cash Conversion. We provide reconciliations of net income (loss), the most directly comparable financial performance measure calculated and presented in accordance with GAAP, to Adjusted EBITDA. We also provide a reconciliation of Adjusted Cash Flow from Operations to net cash provided by (used in) operating activities, the most directly comparable liquidity measure calculated and presented in accordance with GAAP.

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

We define Adjusted EBITDA as net income (loss) adjusted for (a) income tax expense (benefit), (b) depreciation and amortization expense, (c) impairment expense, (d) severance and other expense, net, (e) stock-based compensation expense, (f) merger and integration expense, (g) gain on disposal of assets, (h) other income (expense), net, (i) interest and finance (income) expense, net and (j) foreign exchange (gain) loss. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of revenues.

We define Adjusted Cash Flow from Operations as net cash provided by (used in) operating activities adjusted for cash (received) paid during the period for interest, net, severance and other expense and merger and integration expense. We define Cash Conversion as Adjusted Cash Flow from Operations divided by Adjusted EBITDA.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the three and six months presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss)	$9,295	$(4,350)	$2,944	$(15,482)

Income tax expense	$12,539	$9,596	$17,624	$14,145
Depreciation and amortization expense	37,235	35,392	71,972	70,404
Severance and other expense	2,663	678	3,590	2,172
Merger and integration expense	1,377	2,270	3,515	6,995
Other expense (income), net (1)	1,462	(244)	2,411	(1,240)
Stock-based compensation expense	5,577	4,230	9,748	10,248
Foreign exchange losses	1,440	5,244	370	2,428
Interest and finance expense (income), net	17	(1,712)	1,315	(1,725)
Adjusted EBITDA	$71,605	$51,104	$113,489	$87,945

Adjusted EBITDA Margin	18.0%	16.3%	15.4%	14.8%

(1)	Other expense (income), net, is comprised of immaterial, unusual or infrequently occurring transactions which, in management’s view, do not provide useful measures of the underlying operating performance of the business.

The following table provides a reconciliation of net cash provided by (used in) operating activities to Adjusted Cash Flow from Operations for each of the three and six months presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net cash provided by (used in) operating activities	$25,358	$2,055	$46,681	$(12,107)
Cash (received) paid for interest, net	(420)	1,096	546	1,999
Cash paid for merger and integration expense	9,076	5,837	11,400	17,469
Cash paid for severance and other expense	1,999	565	4,571	772
Adjusted Cash Flow from Operations	$36,013	$9,553	$63,198	$8,133

Adjusted EBITDA	$71,605	$51,104	$113,489	$87,945

Cash Conversion	50%	19%	56%	9%

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

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the three months ended June 30, 2023 and March 31, 2023:

	Three Months Ended		Percentage
(in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	March 31, 2023
NLA	$134,830	$126,228	34.0%	37.2%
ESSA	138,062	113,648	34.8%	33.5%
MENA	59,163	50,945	14.9%	15.0%
APAC	64,862	48,458	16.3%	14.3%
Total Revenue	$396,917	$339,279	100.0%	100.0%

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended		Percentage
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
NLA	$261,058	$233,555	35.5%	39.3%
ESSA	251,710	172,189	34.2%	29.0%
MENA	110,108	96,078	15.0%	16.2%
APAC	113,320	92,279	15.3%	15.5%
Total Revenue	$736,196	$594,101	100.0%	100.0%

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to income (loss) before income taxes for the three months ended June 30, 2023 and March 31, 2023:

	Three Months Ended		Segment EBITDA Margin
(in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	March 31, 2023
NLA	$36,703	$31,874	27.2%	25.3%
ESSA	34,964	20,785	25.3%	18.3%
MENA	18,491	14,568	31.3%	28.6%
APAC	3,452	(2,698)	5.3%	(5.6)%
Total Segment EBITDA	93,610	64,529
Corporate costs (1)	(24,810)	(25,081)
Equity in income of joint ventures	2,805	2,436
Depreciation and amortization expense	(37,235)	(34,737)
Merger and integration expense	(1,377)	(2,138)
Severance and other expense	(2,663)	(927)
Stock-based compensation expense	(5,577)	(4,171)
Foreign exchange (losses) gain	(1,440)	1,070
Other expense, net	(1,462)	(949)
Interest and finance (expense) income, net	(17)	(1,298)
Income (loss) before income taxes	$21,834	$(1,266)

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to loss before income taxes for the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended		Segment EBITDA Margin
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
NLA	$68,577	$60,340	26.3%	25.8%
ESSA	55,749	26,742	22.1%	15.5%
MENA	33,059	29,215	30.0%	30.4%
APAC	754	9,794	0.7%	10.6%
Total Segment EBITDA	158,139	126,091
Corporate costs (1)	(49,891)	(44,777)
Equity in income of joint ventures	5,241	6,631
Depreciation and amortization expense	(71,972)	(70,404)
Merger and integration expense	(3,515)	(6,995)
Severance and other expense	(3,590)	(2,172)
Stock-based compensation expense	(9,748)	(10,248)
Foreign exchange losses	(370)	(2,428)
Other (expenses) income, net	(2,411)	1,240
Interest and finance (expense) income, net	(1,315)	1,725
Income (loss) before income taxes	$20,568	$(1,337)

(1)	Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

Three months ended June 30, 2023 compared to three months ended March 31, 2023

NLA

Revenue for the NLA segment was $134.8 million for the three months ended June 30, 2023, an increase of $8.6 million, or 6.8%, compared to $126.2 million for the three months ended March 31, 2023. The increase was primarily due to higher well construction revenue in the U.S. offshore, Canada and Brazil, offset by lower well construction activity in Guyana and U.S. land. The increase in revenue was also contributed to by higher well flow management revenue in U.S., offset by lower activity in Brazil and Mexico, as well as higher well intervention and integrity activity in Argentina.

Segment EBITDA for the NLA segment was $36.7 million, or 27.2% of revenues, during the three months ended June 30, 2023, an increase of $4.8 million, or 15.0%, compared to $31.9 million or 25.3% of revenues during the three months ended March 31, 2023. The increase in Segment EBITDA and Segment EBITDA margin was attributable to higher activity and more favorable product mix during the three months ended June 30, 2023.

ESSA

Revenue for the ESSA segment was $138.1 million for the three months ended June 30, 2023, an increase of $24.5 million, or 21.6%, compared to $113.6 million for the three months ended March 31, 2023. The increase in revenues was primarily driven by higher well flow management revenue, particularly in Congo, higher well construction revenue in UK and western Europe and higher subsea well access activity resulting from increased customer activities.

Segment EBITDA for the ESSA segment was $35.0 million, or 25.3% of revenues, for the three months ended June 30, 2023, an increase of $14.2 million, or 68.3%, compared to $20.8 million, or 18.3% of revenues, for the three months ended March 31, 2023. The increase in segment EBITDA was attributable to higher revenue and activity levels; the increase in Segment EBITDA margin was attributable to a combination of a more favorable activity mix and increased activities on higher margin jobs during the three months ended June 30, 2023.

MENA

Revenue for the MENA segment was $59.2 million for the three months ended June 30, 2023, an increase of $8.3 million, or 16.3%, compared to $50.9 million for the three months ended March 31, 2023. The increase in revenue was driven by higher well flow management activity primarily in Saudi Arabia, offset by lower activity in United Arab Emirates and Egypt.

Segment EBITDA for the MENA segment was $18.5 million, or 31.3% of revenues, for the three months ended June 30, 2023, an increase of $3.9 million, or 26.7%, compared to $14.6 million, or 28.6% of revenues, for the three months ended March 31, 2023. The increase in Segment EBITDA and Segment EBITDA margin was primarily due to higher activity during the three months ended June 30, 2023.

APAC

Revenue for the APAC segment was $64.9 million for the three months ended June 30, 2023, an increase of $16.4 million, or 33.8%, compared to $48.5 million for the three months ended March 31, 2023. The increase in revenue was primarily due to higher activity across all product lines, in particular, higher subsea well access revenue in Australia and China.

Segment EBITDA for the APAC segment was $3.5 million, or 5.3% of revenues, for the three months ended June 30, 2023, an increase of $6.2 million compared to $(2.7) million, or (5.6)% of revenues, for the three months ended March 31, 2023. The increase in Segment EBITDA is attributable primarily to the LWI project becoming operational towards the end of the first quarter, as well as increased activity on other projects.

Equity in income of joint ventures

Equity in income of joint ventures for the three months ended June 30, 2023, increased by $0.4 million, or 16.7%, to $2.8 million as compared to $2.4 million for the three months ended March 31, 2023. The increase reflects higher income from our joint venture in China during the three months ended June 30, 2023.

Merger and integration expense

Merger and integration expense for the three months ended June 30, 2023, decreased by $0.7 million, to $1.4 million as compared to $2.1 million for the three months ended March 31, 2023. The decrease was primarily attributable to lower integration related expenses incurred during the three months ended June 30, 2023, as compared to the three months ended March 31, 2023.

Income tax expense

Income tax expense for the three months ended June 30, 2023, increased by $7.4 million to $12.5 million from $5.1 million for the three months ended March 31, 2023, primarily due to changes in the mix of taxable profits between jurisdictions, and non-recurring discrete items in the three months ended March 31, 2023, arising from the Acquisition.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

NLA

Revenue for the NLA segment was $261.1 million for the six months ended June 30, 2023, an increase of $27.5 million, or 11.8%, compared to $233.6 million for the six months ended June 30, 2022. The increase was primarily due to higher well construction revenue in offshore U.S. and higher well intervention and integrity revenue in South America, offset by lower well flow management activity in Mexico.

Segment EBITDA for the NLA segment was $68.6 million, or 26.3% of revenues, during the six months ended June 30, 2023, compared to $60.3 million or 25.8% of revenues during the six months ended June 30, 2022. The increase of $8.3 million in Segment EBITDA was attributable to higher activity and favorable product mix during the six months ended June 30, 2023.

ESSA

Revenue for the ESSA segment was $251.7 million for the six months ended June 30, 2023, an increase of $79.5 million, or 46.2%, compared to $172.2 million for the six months ended June 30, 2022. The increase in revenues was primarily driven by higher well flow management revenue in Congo, supplemented by higher well intervention and integrity revenue in the U.K. and higher well construction revenue in Senegal and Azerbaijan.

Segment EBITDA for the ESSA segment was $55.7 million, or 22.1% of revenues, for the six months ended June 30, 2023, an increase of $29.0 million, or 108.6%, compared to $26.7 million, or 15.5% of revenues, for the six months ended June 30, 2022. The increase was primarily attributable to higher activity levels and a more favorable activity mix during the six months ended June 30, 2023.

MENA

Revenue for the MENA segment was $110.1 million for the six months ended June 30, 2023, an increase of $14.0 million, or 14.6%, compared to $96.1 million for the six months ended June 30, 2022. The increase in revenue was driven by increased well flow management and well construction activity in Saudi Arabia and increased well flow management revenue in Algeria.

Segment EBITDA for the MENA segment was $33.1 million, or 30.0% of revenues, for the six months ended June 30, 2023, an increase of $3.9 million, or 13.4%, compared to $29.2 million, or 30.4% of revenues, for the six months ended June 30, 2022. The increase in Segment EBITDA was primarily due to higher activity during the six months ended June 30, 2023.

APAC

Revenue for the APAC segment was $113.3 million for the six months ended June 30, 2023, an increase of $21.0 million, or 22.8%, compared to $92.3 million for the six months ended June 30, 2022. The increase in revenue was primarily due to higher subsea well access revenue in Australia and China and higher well construction revenue in Southeast Asia.

Segment EBITDA for the APAC segment was $0.8 million, or 0.7% of revenues, for the six months ended June 30, 2023, a decrease of $9.0 million compared to $9.8 million, or 10.6% of revenues, for the six months ended June 30, 2022. The decrease in Segment EBITDA despite the increase in revenues was primarily due to $10.6 million of unrecoverable subsea mobilization costs, and higher start-up and commissioning costs incurred during the first quarter of 2023 on subsea projects in APAC, which became operational towards the end of the first quarter of 2023, partially offset by increase in contribution from higher revenues during the six months ended June 30, 2023.

Equity in income of joint ventures

Equity in income of joint ventures for the six months ended June 30, 2023, decreased by $1.4 million, or 21.2%, to $5.2 million as compared to $6.6 million for the six months ended June 30, 2022. The decrease reflects lower income from our joint venture in China during the six months ended June 30, 2023.

Merger and integration expense

Merger and integration expense for the six months ended June 30, 2023, decreased by $3.5 million, to $3.5 million as compared to $7.0 million for the six months ended June 30, 2022. The decrease was primarily attributable to lower integration related expenses incurred during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Income tax expense

Income tax expense for the six months ended June 30, 2023, increased by $3.5 million to $17.6 million from $14.1 million for the six months ended June 30, 2022, primarily due to changes in the mix of taxable profits between jurisdictions with different tax regimes, in particular in Sub-Saharan Africa and Latin America.

Liquidity and Capital Resources

Liquidity

Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. As of June 30, 2023, total available liquidity was $310.9 million, including cash and cash equivalents and restricted cash of $180.9 million and $130.0 million available for borrowings under our New Facility. Expro believes these amounts, along with cash generated by ongoing operations, will be sufficient to meet future business requirements for the next 12 months and beyond. Our primary sources of liquidity have been cash flows from operations. Our primary uses of capital have been for capital expenditures and acquisitions. We monitor potential capital sources, including equity and debt financing, in order to meet our investment and liquidity requirements.

Our total capital expenditures are estimated to range between $60 million and $70 million for the last two quarters of 2023. Our total capital expenditures were $58.0 million for the six months ended June 30, 2023, of which approximately 90% were used for the purchase and manufacture of equipment to directly support customer-related activities and approximately 10% for other property, plant and equipment, inclusive of software costs. In addition, we used net cash of approximately $7.5 million during the three months ended March 31, 2023, for the acquisition of DeltaTek. We continue to focus on preserving and protecting our strong balance sheet, optimizing utilization of our existing assets and, where practical, limiting new capital expenditures.

On June 16, 2022, the Company’s Board of Directors (the “Board”) approved a new stock repurchase program, under which the Company is authorized to acquire up to $50.0 million of its outstanding common stock through November 24, 2023. Under the stock repurchase program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The stock repurchase program is being utilized at management’s discretion and in accordance with U.S. federal securities laws. The timing and actual numbers of shares repurchased, if any, will depend on a variety of factors including price, corporate requirements, the constraints specified in the stock repurchase program along with general business and market conditions. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. Under the stock repurchase plan, the Company has repurchased approximately 0.6 million shares at an average price of $17.99 per share, for a total cost of approximately $10.0 million during the six months ended June 30, 2023. Since the inception of the stock repurchase program, the Company has repurchased total of approximately 1.7 million shares at an average price of $13.89 per share, for a total cost of $23.0 million through June 30, 2023.

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

Cash flow from operating, investing and financing activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022
Net cash provided by (used in) operating activities	$46,681	$(12,107)
Net cash used in investing activities	(63,491)	(24,745)
Net cash used in financing activities	(17,793)	(20,202)
Effect of exchange rate changes on cash activities	(2,986)	(3,382)
Net decrease to cash and cash equivalents and restricted cash	$(37,589)	$(60,436)

Analysis of cash flow changes between the six months ended June 30, 2023 and June 30, 2022

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $46.7 million during the six months ended June 30, 2023 as compared to net cash used in operating activities of $12.1 million during the six months ended June 30, 2022. The increase in net cash provided by operating activities of $58.8 million for the six months ended June 30, 2023, was primarily due to a favorable movement in net working capital of $40.3 million and an increase in Adjusted EBITDA of $25.6 million, partially offset by higher payments for income taxes of $6.1 million for the six months ended June 30, 2023.

Adjusted Cash Flows from Operations during the six months ended June 30, 2023, was $63.2 million as compared to Adjusted Cash Flows from Operations of $8.1 million during the six months ended June 30, 2022. Our primary uses of cash from operating activities were capital expenditures and funding obligations related to our financing arrangements.

Net cash used in investing activities

Net cash used in investing activities was $63.5 million during the six months ended June 30, 2023, as compared to $24.7 million during the six months ended June 30, 2022, an increase of $38.8 million. Our principal recurring investing activity is our capital expenditures. The increase in net cash used in investing activities was primarily due to an increase in capital expenditures of $26.4 million, lower proceeds from disposal of assets of $4.6 million and nonrecurring proceeds from sale of investments of $8.2 million.

Net cash used in financing activities

Net cash used in financing activities was $17.8 million during the six months ended June 30, 2023, as compared to $20.2 million during the six months ended June 30, 2022. The decrease of $2.4 million in net cash used in financing activities is primarily due to lower cash used for acquisition of common stock of $2.3 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2023.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the three months covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level.

b)	Change in Internal Control Over Financial Reporting

As of June 30, 2023, management has concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of repurchases of Company common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
April 1 - April 30	--	$--	--	$26,996,269
May 1 - May 31	--	$--	--	$26,996,269
June 1 - June 30	--	$--	--	$26,996,269
Total	--	$--	--

1)

This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. We administer cashless settlements and generally do not repurchase stock in connection with cashless settlements.

2)

Our Board authorized a program to repurchase our common stock from time to time. Approximately $27.0 million remained authorized for repurchases as of June 30, 2023, subject to the limitation set in our shareholder authorization for repurchases of our common stock, which is approximately 10% of the common stock issued as of March 21, 2022.

Item 5.   Other Information

Securities Trading Arrangements with Officers and Directors

On June 15, 2023, Eileen G. Whelley, non-executive director, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell sufficient shares of the Company’s common stock between June 3, 2024 and June 24, 2024, subject to certain conditions, to cover tax obligations related to the vesting of restricted stock units on June 1, 2024.

On June 16, 2023, Lisa L. Troe, non-executive director, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell sufficient shares of the Company’s common stock between June 3, 2024 and June 24, 2024, subject to certain conditions, to cover tax obligations related to the vesting of restricted stock units on June 1, 2024.

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
*101.1

The following materials from Expro Group Holdings N.V.’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Represents management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRO GROUP HOLDINGS N.V.

Date:	July 27, 2023	By:	/s/ Quinn P. Fanning
Quinn P. Fanning
Chief Financial Officer
(Principal Financial Officer)