Form 10-Q
period 2023-09-30
EXPRO GROUP HOLDINGS N.V.
filed 2023-10-26
CIK 1575828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934

For the quarterly period ended September 30, 2023

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

As of October 23, 2023, there were 110,672,028 shares of common stock, €0.06 nominal value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Expro Group Holdings N.V.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Total revenue	$369,818	$334,351	$1,106,014	$928,452
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization expense	(315,825)	(283,695)	(924,420)	(779,808)
General and administrative expense, excluding depreciation and amortization expense	(15,437)	(18,593)	(44,908)	(47,943)
Depreciation and amortization expense	(37,414)	(34,825)	(109,386)	(105,229)
Merger and integration expense	(817)	(1,629)	(4,332)	(8,624)
Severance and other expense	(1,897)	(3,242)	(5,487)	(5,414)
Total operating cost and expenses	(371,390)	(341,984)	(1,088,533)	(947,018)
Operating income (loss)	(1,572)	(7,633)	17,481	(18,566)
Other (expense) income, net	(1,129)	432	(3,540)	1,672
Interest and finance (expense) income, net	(373)	1,502	(1,688)	3,227
(Loss) income before taxes and equity in income of joint ventures	(3,074)	(5,699)	12,253	(13,667)
Equity in income of joint ventures	2,495	3,510	7,736	10,141
(Loss) income before income taxes	(579)	(2,189)	19,989	(3,526)
Income tax expense	(13,307)	(15,405)	(30,931)	(29,550)
Net loss	$(13,886)	$(17,594)	$(10,942)	$(33,076)

Loss per common share:
Basic and diluted	$(0.13)	$(0.16)	$(0.10)	$(0.30)
Weighted average common shares outstanding:
Basic and diluted	108,777,429	108,708,651	108,764,599	109,183,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(13,886)	$(17,594)	$(10,942)	$(33,076)
Other comprehensive loss:
Amortization of prior service credit	(61)	(61)	(183)	(183)
Other comprehensive loss	(61)	(61)	(183)	(183)
Comprehensive loss	$(13,947)	$(17,655)	$(11,125)	$(33,259)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$255,323	$214,788
Restricted cash	1,688	3,672
Accounts receivable, net	412,642	419,237
Inventories	154,488	153,718
Assets held for sale	-	2,179
Income tax receivables	26,585	26,938
Other current assets	59,873	44,975
Total current assets	910,599	865,507

Property, plant and equipment, net	466,894	462,316
Investments in joint ventures	67,500	66,038
Intangible assets, net	213,447	229,504
Goodwill	229,131	220,980
Operating lease right-of-use assets	70,937	74,856
Non-current accounts receivable, net	10,350	9,688
Other non-current assets	8,047	8,263
Total assets	$1,976,905	$1,937,152

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$297,456	$272,704
Income tax liabilities	42,663	37,151
Finance lease liabilities	1,055	1,047
Operating lease liabilities	17,375	19,057
Other current liabilities	88,597	107,750
Total current liabilities	447,146	437,709

Long-term borrowings	50,000	-
Deferred tax liabilities, net	25,119	30,419
Post-retirement benefits	9,163	11,344
Non-current finance lease liabilities	12,563	13,773
Non-current operating lease liabilities	53,846	60,847
Other non-current liabilities	102,072	97,165
Total liabilities	699,909	651,257

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, €0.06 nominal value, 200,000,000 shares authorized, 111,526,719 and 110,710,188 shares issued and 108,814,536 and 108,743,761 shares outstanding	7,956	7,911
Treasury stock (at cost) 2,712,183 and 1,966,427 shares	(54,561)	(40,870)
Additional paid-in capital	1,862,950	1,847,078
Accumulated other comprehensive income	27,366	27,549
Accumulated deficit	(566,715)	(555,773)
Total stockholders’ equity	1,276,996	1,285,895
Total liabilities and stockholders’ equity	$1,976,905	$1,937,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,942)	$(33,076)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	109,386	105,229
Equity in income of joint ventures	(7,736)	(10,141)
Stock-based compensation expense	14,682	14,932
Change in fair value of investments	-	1,199
Elimination of unrealized profit on sales to joint ventures	3,520	-
Deferred taxes	(8,066)	(3,171)
Unrealized foreign exchange loss	1,725	6,544
Changes in assets and liabilities:
Accounts receivable, net	3,193	(105,814)
Inventories	(587)	(8,044)
Other assets	(15,279)	(1,289)
Accounts payable and accrued liabilities	29,269	18,792
Other liabilities	(15,422)	(2,154)
Income taxes, net	4,481	11,884
Dividends from joint ventures	2,754	2,985
Other	(5,450)	(10,650)
Net cash provided by (used in) operating activities	105,528	(12,774)

Cash flows from investing activities:
Capital expenditures	(84,623)	(50,606)
Payment for acquisition of business, net of cash acquired	(8,477)	-
Acquisition of technology	-	(7,967)
Proceeds from disposal of assets	2,013	6,579
Proceeds from sale / maturity of investments	288	11,386
Net cash used in investing activities	(90,799)	(40,608)

Cash flows from financing activities:
Release of (cash pledged for) collateral deposits, net	350	(131)
Payments of loan issuance and other transaction costs	-	(132)
Proceeds from long-term borrowings	50,000	-
Acquisition of common stock	(10,011)	(12,996)
Payment of withholding taxes on stock-based compensation plans	(2,436)	(4,145)
Repayment of financed insurance premium	(6,733)	(5,074)
Repayment of finance leases	(1,296)	(855)
Net cash provided by (used in) financing activities	29,874	(23,333)

Effect of exchange rate changes on cash and cash equivalents	(6,052)	(6,418)
Net increase (decrease) to cash and cash equivalents and restricted cash	38,551	(83,133)
Cash and cash equivalents and restricted cash at beginning of period	218,460	239,847
Cash and cash equivalents and restricted cash at end of period	$257,011	$156,714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Nine Months Ended September 30, 2022
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2022	109,143	$7,844	$(22,785)	$1,827,782	$20,358	$(535,628)	$1,297,571
Net loss	-	-	-	-	-	(11,132)	(11,132)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	6,018	-	-	6,018
Common shares issued upon vesting of share-based awards	336	24	-	378	-	-	402
Treasury shares withheld	(100)	-	(1,506)	-	-	-	(1,506)
Balance at March 31, 2022	109,379	$7,868	$(24,291)	$1,834,178	$20,297	$(546,760)	$1,291,292
Net loss	-	-	-	-	-	(4,350)	(4,350)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	4,230	-	-	4,230
Common shares issued upon vesting of share-based awards	542	35	-	(35)	-	-	-
Acquisition of common stock	(1,100)	-	(12,995)	-	-	-	(12,995)
Treasury shares withheld	(184)	-	(3,187)	-	-	-	(3,187)
Balance at June 30, 2022	108,637	$7,903	$(40,473)	$1,838,373	$20,236	$(551,110)	$1,274,929
Net loss	-	-	-	-	-	(17,594)	(17,594)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	4,684	-	-	4,684
Common shares issued upon vesting of share-based awards	132	8	-	545	-	-	553
Treasury shares withheld	(27)	-	(377)	-	-	-	(377)
Balance at September 30, 2022	108,742	$7,911	$(40,850)	$1,843,602	$20,175	$(568,704)	$1,262,134

	Nine Months Ended September 30, 2023
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2023	108,744	$7,911	$(40,870)	$1,847,078	$27,549	$(555,773)	$1,285,895
Net loss	-	-	-	-	-	(6,351)	(6,351)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	4,171	-	-	4,171
Common stock issued upon vesting of share-based awards	582	32	-	566	-	-	598
Treasury shares withheld	(185)	-	(3,556)	-	-	-	(3,556)
Acquisition of common stock	(557)	-	(10,011)	-	-	-	(10,011)
Balance at March 31, 2023	108,584	7,943	$(54,437)	$1,851,815	$27,488	$(562,124)	$1,270,685
Net income	-	-	-	-	-	9,295	9,295
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	5,577	-	-	5,577
Common stock issued upon vesting of share-based awards	113	6	-	(6)	-	-	-
Treasury shares refunded	7	-	119	-	-	-	119
Balance at June 30, 2023	108,704	$7,949	$(54,318)	$1,857,386	$27,427	$(552,829)	$1,285,615
Net loss	-	-	-	-	-	(13,886)	(13,886)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	4,934	-	-	4,934
Common stock issued upon vesting of share-based awards	122	7	-	630	-	-	637
Treasury shares withheld	(11)	-	(243)	-	-	-	(243)
Balance at September 30, 2023	108,815	$7,956	$(54,561)	$1,862,950	$27,366	$(566,715)	$1,276,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Business description

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

On June 16, 2022, the Company’s Board of Directors (the “Board”) approved a new stock repurchase program, under which the Company is authorized to acquire up to $50.0 million of its outstanding common stock through November 24, 2023. Under the stock repurchase program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The stock repurchase program is being utilized at management’s discretion and in accordance with U.S. federal securities laws. The timing and actual numbers of shares repurchased, if any, will depend on a variety of factors including price, corporate requirements, the constraints specified in the stock repurchase program along with general business and market conditions. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. Under the stock repurchase plan, the Company has repurchased approximately 0.6 million shares at an average price of $17.99 per share, for a total cost of approximately $10.0 million during the nine months ended September 30, 2023. Since the inception of the stock repurchase program, the Company has repurchased total of approximately 1.7 million shares at an average price of $13.89 per share, for a total cost of $23.0 million through September 30, 2023.

On October 25, 2023, the Company’s Board of Directors (the “Board”) approved an extension to the stock repurchase program, which was set to expire on November 24, 2023.  Pursuant to the extended stock repurchase program, the Company is now authorized to acquire up to $100.0 million of its outstanding common stock through November 24, 2024 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time.

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

In the opinion of management, these unaudited condensed consolidated financial statements, which are prepared in accordance with the rules of the SEC and U.S. GAAP for interim financial reporting, included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2023, the results of our operations for the three and nine months ended September 30, 2023 and 2022 and our cash flows for the nine months ended September 30, 2023 and 2022. Such adjustments are of a normal recurring nature. Operating results for the three and nine months ended  September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2023 or for any other period.

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

DeltaTek Oil Tools Limited

On February 8, 2023 (“Closing Date”), DeltaTek Oil Tools Limited, a limited liability company registered in the United Kingdom, and its subsidiary (“DeltaTek”), was acquired (“the Acquisition”) by our wholly owned subsidiary Exploration and Production Services (Holdings) Limited, a limited liability company registered in the United Kingdom (“EPSH”). DeltaTek has developed a number of innovative technologies and solutions and their range of low-risk open water cementing solutions increases clients’ operational efficiency, delivers rig time and cost savings, and improves the quality of cementing operations of clients. The fair value of consideration for the Acquisition was $18.4 million, including final cash consideration paid of $9.9 million and contingent consideration which is estimated to be $8.5 million.

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

The following table sets forth the allocation of the Acquisition consideration exchanged to the fair value of identifiable tangible and intangible assets acquired and liabilities assumed as of the Closing Date, with the recording of goodwill for the excess of the consideration transferred over the net aggregate fair value of the identifiable assets acquired and liabilities assumed (in thousands):

	Initial allocation of the consideration	Measurement period adjustments	Allocation of consideration as of September 30, 2023
Cash and cash equivalents	$1,464	$-	$1,464
Accounts receivables, net	723	-	723
Inventories	183	-	183
Property, plant and equipment	642	-	642
Goodwill	7,157	994	8,151
Intangible assets	11,063	2	11,065
Other assets	27	-	27
Total assets	21,259	996	22,255

Accounts payable and accrued liabilities	245	2	247
Deferred tax liabilities	2,700	66	2,766
Other liabilities	831	(16)	815
Total Liabilities	3,776	52	3,828

Fair value of net assets acquired	$17,483	$944	$18,427

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

The preliminary valuation of the assets acquired and liabilities assumed, including other liabilities, in the Acquisition initially resulted in a goodwill of $7.2 million. During the third quarter of 2023, the Company finalized the valuation and recorded measurement period adjustments to its preliminary estimates due to additional information received primarily related to a customary purchase price adjustment. The measurement period adjustments resulted in an increase in goodwill of $1.0 million, for final total goodwill associated with the Acquisition of $8.2 million.

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

The Company has determined the estimated unaudited pro forma information to be insignificant for the three and nine months ended September 30, 2023 and 2022, assuming the Acquisition were to have been completed as of January 1, 2023 and 2022, respectively. This is not necessarily indicative of the results that would have occurred had the Acquisition been completed on either date indicated or of future operating results.

PRT Offshore

On October 2, 2023, Expro completed its acquisition of Houston-based offshore services provider PRT Offshore. Total consideration paid at closing was approximately $106.3 million, including $62.5 million of cash and $43.8 million of newly issued Expro shares. Potential additional consideration will be based on PRT Offshore’s financial performance during the four quarters following closing.

4.	Fair value measurements

Recurring Basis

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2023 and December 31, 2022, were as follows (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$10,350	$-	$10,350
Liabilities:
Finance lease liabilities	-	13,618	-	13,618
Contingent consideration liabilities	-	-	11,655	11,655

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$9,688	$-	$9,688
Liabilities:
Finance lease liabilities	-	14,820	-	14,820

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

5.	Business segment reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer, in deciding how to allocate resources and assess performance. Our CODM manages our operational segments that are aligned with our geographical regions as below:

●	North and Latin America (“NLA”),
●	Europe and Sub-Saharan Africa (“ESSA”),
●	Middle East and North Africa (“MENA”), and
●	Asia-Pacific (“APAC”).

The following table presents our revenue disaggregated by our operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NLA	$105,252	$134,574	$366,310	$368,129
ESSA	135,395	99,809	387,105	271,998
MENA	58,057	50,030	168,165	146,108
APAC	71,114	49,938	184,434	142,217
Total	$369,818	$334,351	$1,106,014	$928,452

Segment EBITDA

Our CODM regularly evaluates the performance of our operating segments using Segment EBITDA, which we define as income (loss) before income taxes adjusted for corporate costs, equity in income of joint ventures, depreciation and amortization expense, impairment expense, gain (loss) on disposal of assets, merger and integration expense, severance and other expense, stock-based compensation expense, foreign exchange gains (losses), other income (expense), net, and interest and finance income (expense), net.

The following table presents our Segment EBITDA disaggregated by our operating segments and a reconciliation to income (loss) before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NLA	$19,967	$39,743	$88,544	$100,083
ESSA	39,268	17,760	95,017	44,502
MENA	16,871	14,667	49,930	43,882
APAC	(4,286)	(8,617)	(3,532)	1,177
Total Segment EBITDA	71,820	63,553	229,959	189,644
Corporate costs	(24,070)	(18,849)	(73,961)	(63,626)
Equity in income of joint ventures	2,495	3,510	7,736	10,141
Depreciation and amortization expense	(37,414)	(34,825)	(109,386)	(105,229)
Merger and integration expense	(817)	(1,629)	(4,332)	(8,624)
Severance and other expense	(1,897)	(3,242)	(5,487)	(5,414)
Stock-based compensation expense	(4,934)	(4,684)	(14,682)	(14,932)
Foreign exchange loss	(4,260)	(7,957)	(4,630)	(10,385)
Other (expense) income, net	(1,129)	432	(3,540)	1,672
Interest and finance (expense) income, net	(373)	1,502	(1,688)	3,227
(Loss) income before income taxes	$(579)	$(2,189)	$19,989	$(3,526)

Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	Revenue

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by geography, as disclosed in Note 5 “Business segment reporting,” as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Additionally, we disaggregate our revenue into main areas of capabilities.

The following table sets forth the total amount of revenue by main area of capabilities as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Well construction	$116,293	$129,455	$388,277	$362,684
Well management	253,525	204,896	717,737	565,768
Total	$369,818	$334,351	$1,106,014	$928,452

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

Contract balances consisted of the following as of September 30, 2023, and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Trade receivable, net	$274,124	$289,235
Unbilled receivables (included within accounts receivable, net)	$148,868	$139,690
Deferred revenue (included within other liabilities)	$28,509	$51,192

The Company recognized revenue during the three and nine months ended  September 30, 2023 of $6.3 million and $48.6 million, respectively, and for the three and nine months ended  September 30, 2022 of $6.0 million and $14.9 million, respectively, out of the deferred revenue balance as of the beginning of the applicable year.

As of September 30, 2023, $26.9 million of our deferred revenue was classified as current and is included in “Other current liabilities” on the condensed consolidated balance sheets, with the remainder classified as non-current and included in “Other non-current liabilities” on the condensed consolidated balance sheets.

Transaction price allocated to remaining performance obligations

Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. We have elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less and for our long-term contracts we have a right to consideration from customers in an amount that corresponds directly with the value to the customer of the performance completed to date. With respect to our construction contracts, revenue allocated to remaining performance obligations is $48.7 million.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

7.	Income taxes

For interim financial reporting, the annual tax rate is based on pre-tax income (loss) before equity in income of joint ventures. We have historically calculated the income tax expense/(benefit) during interim reporting periods by applying a full year estimated Annual Effective Tax Rate (“AETR”) to income (loss) before income taxes, excluding infrequent or unusual discrete items, for the reporting period. For the three and nine months ended September 30, 2023, we determined that using an AETR would not provide a reliable estimate of income taxes due to the forecasting methodology used to project income (loss) before income taxes, resulting in significant changes in the estimated AETR. Thus, we concluded to use a discrete effective tax rate, which treats the year-to-date period as an annual period, to calculate income taxes for the three and nine months ended September 30, 2023.

Our effective tax rates were (432.9)% and 252.4% for the three and nine months ended September 30, 2023, respectively, and were (270.3)% and (216.2)% for the three and nine months ended September 30, 2022, respectively.

Our effective tax rate was impacted primarily due to changes in the mix of taxable profits between jurisdictions with different tax regimes, in particular in Latin America and Sub-Saharan Africa.

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

The carrying value of our investment in joint ventures as of September 30, 2023, and December 31, 2022, was as follows (in thousands):

	September 30,	December 31,
	2023	2022
CETS	$63,938	$62,471
PVD-Expro	3,562	3,567
Total	$67,500	$66,038

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	Accounts receivable, net

Accounts receivable, net consisted of the following as of September 30, 2023, and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Accounts receivable	$436,693	$441,605
Less: Expected credit losses	(13,701)	(12,680)
Total	$422,992	$428,925

Current	412,642	419,237
Non – current	10,350	9,688
Total	$422,992	$428,925

10.	Inventories

Inventories consisted of the following as of September 30, 2023, and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Finished goods	$33,820	$26,810
Raw materials, equipment spares and consumables	100,837	102,395
Work-in-progress	19,831	24,513
Total	$154,488	$153,718

11.	Other assets and liabilities

Other assets consisted of the following as of September 30, 2023, and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Prepayments	$27,926	18,084
Value-added tax receivables	24,089	20,727
Collateral deposits	1,319	1,669
Deposits	7,951	7,245
Other	6,635	5,513
Total	$67,920	$53,238

Current	59,873	44,975
Non – current	8,047	8,263
Total	$67,920	$53,238

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

Other liabilities consisted of the following as of September 30, 2023, and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Deferred revenue	$28,509	$51,192
Other tax and social security	34,916	28,557
Income tax liabilities – non-current portion	56,652	58,036
Provisions	41,590	45,248
Contingent consideration liabilities	11,655	3,227
Other	17,347	18,655
Total	$190,669	$204,915

Current	88,597	107,750
Non – current	102,072	97,165
Total	$190,669	$204,915

12.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2023, and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Accounts payable – trade	$129,552	$100,951
Payroll, vacation and other employee benefits	44,820	46,935
Accruals for goods received not invoiced	22,015	32,102
Other accrued liabilities	101,069	92,716
Total	$297,456	$272,704

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

13.	Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of September 30, 2023, and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Cost:
Land	$22,176	$22,261
Land improvements	3,042	3,054
Buildings and lease hold improvements	99,411	98,490
Plant and equipment	873,866	789,910
	998,495	913,715
Less: accumulated depreciation	(531,601)	(451,399)
Total	$466,894	$462,316

The carrying amount of our property, plant and equipment recognized in respect of assets held under finance leases as of September 30, 2023 and December 31, 2022 and included in amounts above is as follows (in thousands):

	September 30,	December 31,
	2023	2022
Cost:
Buildings	$18,623	$18,623
Plant and equipment	589	1,275
Total	19,212	19,898
Less: accumulated amortization	(9,325)	(9,085)
Total	$9,887	$10,813

Depreciation expense relating to property, plant and equipment, including assets under finance leases, was $27.9 million and $81.2 million for the three and nine months ended September 30, 2023, respectively, and $25.9 million and $77.8 million for the three and nine months ended September 30, 2022, respectively.

During the nine months ended September 30, 2023 and 2022, assets held for sale were sold for net proceeds of $2.0 million and $6.3 million, respectively.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

14.	Intangible assets, net

The following table summarizes our intangible assets comprising of Customer Relationships & Contracts (“CR&C”), Trademarks, Technology and Software as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023			December 31, 2022			September 30, 2023
	Gross carrying amount	Accumulated impairment and amortization	Net book value	Gross carrying amount	Accumulated impairment and amortization	Net book value	Weighted average remaining life (years)
CR&C	$224,771	$(133,461)	$91,310	$222,200	$(118,221)	$103,979	4.6
Trademarks	57,357	(35,601)	21,756	57,100	(32,921)	24,179	6.8
Technology	178,889	(79,479)	99,410	170,652	(71,191)	99,461	11.4
Software	12,613	(11,642)	971	11,556	(9,671)	1,885	0.3
Total	$473,630	$(260,183)	$213,447	$461,508	$(232,004)	$229,504	8.0

Amortization expense for intangible assets was $9.6 million and $28.2 million for the three and nine months ended September 30, 2023, respectively, and $8.9 million and $27.4 million for the three and nine months ended September 30, 2022, respectively.

The following table summarizes the intangible assets which were acquired pursuant to the Acquisition (in thousands):

	Acquired Fair Value	Weighted average life (years)
CR&C	2,571	6.0
Trademarks	257	5.0
Technology	8,237	15.0
Total	$11,065	12.7

15.	Goodwill

Our reporting units are our operating segments which are NLA, ESSA, MENA and APAC.

The allocation of goodwill by operating segment as of September 30, 2023 and December 31, 2022 is as follows (in thousands):

	September 30,	December 31,
	2023	2022
NLA	$120,956	$118,511
ESSA	83,319	80,058
MENA	5,441	4,218
APAC	19,415	18,193
Total	$229,131	$220,980

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the goodwill by operating segment which were acquired pursuant to the Acquisition (in thousands):

September 30,
2023
NLA	$2,445
ESSA	3,261
MENA	1,223
APAC	1,223
Total	$8,151

As of September 30, 2023, we did not identify any triggering events that would represent an indicator of impairment of our goodwill. Accordingly, no impairment charges related to goodwill have been recorded during the three and nine months ended September 30, 2023.

16.	Interest bearing loans

New Facility

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

As of  September 30, 2023, we had $50.0 million of borrowings outstanding under the New Facility. The Company's New Facility was undrawn as of December 31, 2022. We utilized $58.0 million and $53.8 million as of  September 30, 2023 and December 31, 2022, respectively, for bonds and guarantees.

Amended and Restated Facility

On October 6, 2023, we amended and restated the New Facility agreement (the “Amended and Restated Facility Agreement”) pursuant to an amendment and restatement agreement with DNB Bank ASA, London Branch, as agent (the “Agent”), in order to extend the maturity of the New Facility agreement for a further 36 months and increase the total commitments to $250.0 million, of which $166.7 million was available for drawdowns as loans and $83.3 million was available for letters of credit. The Company has the ability to increase the commitments to $350.0 million.

Borrowings under the Amended and Restated Facility Agreement bear interest at a rate per annum of Term SOFR (as defined in the Amended and Restated Facility Agreement), subject to a 0.00% floor, plus an applicable margin of 3.75% (which is subject to a margin ratchet which reduces the margin in 4 step downs according to the Total Net Leverage Ratio (as defined in the Amended and Restated Facility Agreement)) for cash borrowings or 2.50% for letters of credit (which are similarly subject to a margin ratchet which reduces the margin in 4 step downs according to the Total Net Leverage Ratio). A 0.40% per annum fronting fee applies to letters of credit, and an additional 0.25% or 0.50% per annum utilization fee is payable on cash borrowings to the extent one-third or two-thirds, respectively, or more of Facility A commitments are drawn. The unused portion of the Amended and Restated Facility Agreement is subject to a commitment fee of 35% per annum of the applicable margin.

The Amended and Restated Facility Agreement retains various undertakings and affirmative and negative covenants (with certain agreed amendments) which limit, subject to certain customary exceptions and thresholds, the Company and its subsidiaries’ ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments, acquisitions, or loans and create or incur liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The Amended and Restated Facility Agreement amends certain of the financial covenants such that the Company is required to maintain (i) a minimum interest cover ratio of 4.0 to 1.0 based on the ratio of EBITDA to net finance charges and (ii) a maximum total net leverage ratio of 2.50 to 1.0 based on the ratio of total net debt to EBITDA, in each case tested quarterly on a last-twelve-months basis, subject to certain exceptions.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Commitments and contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. We entered into contractual commitments for the acquisition of property, plant and equipment totaling $50.5 million and $45.5 million as of  September 30, 2023 and December 31, 2022, respectively.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of September 30, 2023 and December 31, 2022. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

On April 26, 2023, the SEC issued a cease-and-desist order against the Company pursuant to section 21C of the Securities Exchange Act of 1934 (“Exchange Act”). Under this Order, the Company neither admitted nor denied any of the SEC’s findings and agreed to cease and desist from committing or causing any violations and any future violations of the anti-bribery, books and records and internal accounting controls requirements of the FCPA and the Exchange Act. In accepting the Company’s settlement offer, the SEC noted the Company’s self-reporting, co-operation afforded to the SEC staff and remedial action including improving the Company’s internal controls and further enhancements to its internal controls environment and compliance program following the Merger. The Company paid $8.0 million to the SEC in respect of disgorgement, prejudgment interest and civil penalty during the second quarter of 2023.

Other than discussed above, we had no other material legal accruals for loss contingencies, individually or in the aggregate, as of  September 30, 2023 and December 31, 2022.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

18.	Post-retirement benefits

Amounts recognized in the unaudited condensed consolidated statements of operations in respect of the defined benefit schemes were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Amortization of prior service credit	$61	$61	$183	$183
Interest cost	(1,571)	(958)	(4,655)	(3,003)
Expected return on plan assets	1,030	1,313	3,023	4,116
Total	$(480)	$416	$(1,450)	$1,296

The Company contributed $1.3 million and $3.8 million for the three and nine months ended September 30, 2023, respectively, and $1.2 million and $3.7 million for the three and nine months ended September 30, 2022, respectively, to defined benefit schemes.

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

The calculation of basic and diluted earnings per share attributable to Company stockholders for the three and nine months ended  September 30, 2023 and 2022, respectively, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(13,886)	$(17,594)	$(10,942)	$(33,076)
Basic and diluted weighted average number of shares outstanding	108,777	108,709	108,765	109,184
Total basic and diluted loss per share	$(0.13)	$(0.16)	$(0.10)	$(0.30)

Approximately 0.8 million and 0.6 million shares of unvested restricted stock units and stock to be issued pursuant to the ESPP have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive for the three and nine months ended September 30, 2023, respectively.

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

Our related parties consist primarily of CETS and PVD-Expro, the two companies in which we exert significant influence, and Mosing Holdings LLC, a company that is owned by various members of the Mosing family. During the three and nine months ended September 30, 2023, we provided goods and services to related parties totaling $2.2 million and $8.7 million, respectively and $5.9 million and $8.2 million respectively, during the three and nine months ended September 30, 2022. During the three months ended September 30, 2023 we received no material goods and services from related parties. During the nine months ended September 30, 2023 we received goods and services from related parties totaling $0.4 million. We received no goods or services during both the three and nine months ended September 30, 2022.

Additionally, we entered into various operating lease agreements to lease facilities with affiliated companies. Rent expense associated with our related party leases was $0.1 million and $0.3 million, respectively, for the three and nine months ended  September 30, 2023.

As of  September 30, 2023 and December 31, 2022 amounts receivable from related parties were $2.3 million and $2.4 million, respectively, and amounts payable to related parties were $1.1 million and $0.8 million, respectively.

As of September 30, 2023, $0.6 million of our operating lease right-of-use assets and $0.6 million of our lease liabilities were associated with related party leases. As of December 31, 2022, $0.7 million of our operating lease right-of-use assets and $0.7 million of our lease liabilities were associated with related party leases.

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

The Company recognized $0.2 million and $0.9 million of stock-based compensation expense attributable to the Management Incentive Plan (“MIP”) stock options during the three and nine months ended September 30, 2023, respectively. The Company recognized expense of $0.5 million and $3.7 million attributable to the MIP stock options during the three and nine months ended September 30, 2022, respectively.

Stock-based compensation expense relating to the Long-Term Incentive Plan (“LTIP”), including restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) for the three and nine months ended  September 30, 2023 was $4.7 million and $13.5 million, respectively. Stock-based compensation expense relating to LTIP RSUs and PRSUs for the three and nine months ended  September 30, 2022 was $4.1 million and $10.8 million, respectively.

During the nine months ended September 30, 2023, 788,216 RSUs and 260,762 PRSUs were granted to employees and directors at a weighted average grant date fair value of $18.47 per RSU and $33.76 per PRSU.

During the three and nine months ended  September 30, 2023 we recognized $0.1 million and $0.3 million of compensation expense related to stock purchased under the ESPP. The Company recognized ESPP expense for the three and nine months ended  September 30, 2022 of $0.1 million and $0.4 million, respectively.

22.	Supplemental cash flow

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$34,722	$20,529
Cash paid for interest, net	$1,456	$2,890
Change in accounts payable and accrued expenses related to capital expenditures	$1,432	$2,508

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

With roots dating to 1938, we have approximately 7,800 employees and provide services and solutions to leading exploration and production companies in both onshore and offshore environments in approximately 60 countries.

Our broad portfolio of products and services are designed to enhance production and improve recovery across the well lifecycle from exploration through abandonment, including:

Well Construction

•	Our well construction products and services support customers’ new wellbore drilling, wellbore completion and recompletion, and wellbore plug and abandonment requirements. In particular, we offer advanced technology solutions in drilling, tubular running services, cementing and tubulars. With a focus on innovation, we are continuing to advance the way wells are constructed by optimizing process efficiency on the rig floor, developing new methods to handle and install tubulars and mitigating well integrity risks.

Well Management

Our well management offerings consist of well flow management, subsea well access and well intervention and integrity services:

•	Well flow management: We gather valuable well and reservoir data, with a particular focus on well-site safety and environmental impact. We provide global, comprehensive well flow management systems for the safe production, measurement and sampling of hydrocarbons from a well during the exploration and appraisal phase of a new field; the flowback and clean-up of a new well prior to production; and in-line testing of a well during its production life. We also provide early production facilities to accelerate production; production enhancement packages to enhance reservoir recovery rates through the realization of production that was previously locked within the reservoir; and metering and other well surveillance technologies to monitor and measure flow and other characteristics of wells.

•	Subsea well access: With over 35 years of experience providing a wide range of fit-for-purpose subsea well access solutions, our technology aims to ensure safe well access and optimized production throughout the lifecycle of the well. We provide what we believe to be the most reliable, efficient and cost-effective subsea well access systems for exploration and appraisal, development, intervention and abandonment, including an extensive portfolio of standard and bespoke Subsea Test Tree Assemblies, a rig-deployed Intervention Riser System (“IRS”) and a vessel-deployed, wire-through-water Riserless Well Intervention System (“RWIS”). We also provide systems integration and project management services.

•	Well intervention and integrity: We provide well intervention solutions to acquire and interpret well data, ensure well bore integrity and improve production. In addition to our extensive fleet of mechanical and cased hole wireline units, we have recently introduced a number of cost-effective, innovative well intervention services, including CoilHose™, a lightweight, small-footprint solution for wellbore lifting, cleaning and chemical treatments; Octopoda™, for fluid treatments in wellbore annuli; and Galea™, an autonomous well intervention solution. We also possess several other distinct technical capabilities, including non-intrusive metering technologies and wireless telemetry systems for reservoir monitoring.

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

Market Conditions and Price of Oil and Gas

The third quarter of 2023 has seen continued growth and increased activity as the market rebounds from the effects of the pandemic and Russia’s invasion of Ukraine. There are a number of market factors that have had, and may continue to have, an effect on our business, including:

•	The market for energy services and our business are substantially dependent on the price of oil and, to a lesser extent, the regional price of gas, which are both driven by market supply and demand. Changes in oil and gas prices impact customer willingness to spend on exploration and appraisal, development, production and abandonment activities. The extent of the impact of a change in oil and gas prices on these activities varies extensively between geographic regions, types of customers, types of activities and the financial returns of individual projects.

•	Average daily oil demand in the third quarter of 2023 exceeded average daily demand levels in 2022, with liquid demand estimated to exceed annualized 2019 levels in 2023. Brent crude oil prices have been on an increasing trend throughout the third quarter, increasing from an average of $75/bbl in June to an average of $94/bbl in September. The Brent price increase has come as a result of balances moving towards a deficit amid strong demand and constrained supply due to the extension of voluntary production cuts by the Organization of Petroleum Exporting Countries and certain other oil producing nations (“OPEC+”), and the additional production cuts by Saudi Arabia.

•	Activity related to gas and liquified natural gas (“LNG”) production (and associated asset development) continues to grow within our ESSA and MENA regions in support Europe’s ongoing drive to diversify away from its reliance on Russian pipeline gas supplies over the long term. More broadly, the energy security and transition imperatives of policymakers in the U.S. and Europe are expected to result in increased investment in global gas development.

•	International, offshore and deepwater activity has continued to strengthen in 2023 as operator upstream investments increase to pre-pandemic levels. We are also experiencing increased demand for services related to brownfield and production enhancement and infield development programs as operators strive to maximize their previous investments and maintain production with a lower carbon footprint. In addition, we have seen an increase in demand for early production facilities and production optimization technologies, especially in support of gas and LNG developments.

•	The clean energy transition continues to gain momentum. We believe, however, that hydrocarbons, and natural gas in particular, will continue to play a vital role in the transition towards more sustainable energy resources, and the existing expertise and future innovation within the energy services sector, both to reduce emissions and enhance efficiency, will be critical. We are already active in the early-stage carbon capture and storage segment and have expertise and established operations within the geothermal and flare reduction segments. We continue to develop technologies to enhance the sustainability of our customers’ operations which, along with our digital transformation initiatives, are expected to enable us to continue to support our customers’ commercial and environmental initiatives. As the industry changes, we continue to evolve our approach to adapt and help our customers develop more sustainable energy solutions.

Outlook

Global liquids demand growth continued in the third quarter of 2023 and is forecast to continue into the fourth quarter, which, along with Saudi Arabia’s extension of its voluntary 1.0 million b/d production cut until the end of 2023 further constraining supply, is expected to lead to the decline of global inventories. The tight supply and demand balances are expected until at least the end of 2023 and continue to support strong oil prices.

The U.S. Energy Information Administration (“EIA”) estimates that global liquid fuels consumption will reach an average of 100.9 million b/d in 2023 (surpassing pre-pandemic average consumption levels of 100.8 million b/d), an increase of 1.8 million b/d from 2022. Global liquid fuels demand is expected to grow a further 1.3 million b/d to average 102.2 million b/d in 2024. The EIA forecasts that global liquid fuels production will average 101.3 million b/d in 2023 (an increase of 1.3 million b/d over 2022) and grow a further 0.9 million b/d to average 102.2 million b/d in 2024. The 2023 growth in liquid fuels supply comes despite the recent voluntary cuts in production from OPEC+ as non-OPEC+ production is forecast to grow by 2.7 million b/d driven by new projects in Guyana and Brazil adding to supply and the United States and Canada increasing production. The EIA predicts that OPEC+ crude oil production will fall by 0.9 million b/d in 2023 and a further 0.1 million b/d in 2024 assuming some extension of voluntary production cuts from Saudi Arabia and overall OPEC+ production falling short of targets. As a result of tight supply and demand dynamics, the EIA anticipates that global inventories will fall through to the end of 2023, adding upward pressure to oil prices in the coming months. The EIA forecasts the Brent crude oil spot price to average $91/bbl for the fourth quarter of 2023, increasing to $95/bbl for 2024.

In addition to the continued positive oil market outlook, global natural gas prices are expected to remain elevated as the market remains fundamentally tight.

The EIA predicts that Henry Hub prices will decline from their 2022 highs, averaging $2.61 per million British thermal unit (“MMBtu”) in 2023 with elevated storage levels and inelastic supply placing downward pressure on prices. The Henry Hub spot price is expected to increase to $3.23/MMBtu in 2024 as balances may tighten over the winter. Rystad Energy predicts that the European Title Transfer Facility (“TTF”) and Northeast Asian LNG spot price to trade at $13.7/MMBtu and $14.3/MMBtu respectively for 2023 as balances remain healthy amid high European storage levels and a slower LNG comeback in Asia easing upward pressure on the market. The market is expected to remain fundamentally tight through 2026, however. Shocks to the supply or demand side may drive short-term price spikes.

The 2023 market outlook remains positive with signs of growth in exploration and production expenditures, with upstream investments surpassing pre-pandemic levels. Strong investment growth is expected in the deepwater and offshore shelf segments with support from large projects in the Middle East driven by Saudi Arabia, as well as Latin America and Norway.

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

Executive Overview

Three months ended September 30, 2023, compared to three months ended June 30, 2023

Certain highlights of our financial results and other key developments include:

•

Revenue for the three months ended September 30, 2023, decreased by $27.1 million, or 6.8%, to $369.8 million, compared to $396.9 million for the three months ended June 30, 2023. The decrease in revenue was driven by lower activity, primarily in the NLA segment, partially offset by higher revenue in APAC. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•	We reported net loss for the three months ended September 30, 2023, of $13.9 million, compared to a net income of $9.3 million for the three months ended June 30, 2023, primarily reflecting lower Adjusted EBITDA by $21.4 million as discussed below, and higher foreign exchange losses by $2.8 million, offset by lower merger and integration expense by $0.8 million.

•

Adjusted EBITDA for the three months ended September 30, 2023, decreased by $21.4 million, or 29.9%, to $50.2 million from $71.6 million for the three months ended June 30, 2023. Adjusted EBITDA margin decreased to 13.6% during the three months ended September 30, 2023, as compared to 18.0% during the three months ended June 30, 2023. The decrease in Adjusted EBITDA and Adjusted EBITDA margin is primarily attributable to lower revenue, particularly in NLA, a less favorable activity mix, and demobilization and other unrecoverable operating costs within our light well intervention (“LWI”) business. For the three months ended September 30, 2023 Adjusted EBITDA includes LWI-related unrecoverable operating costs of $15.3 million. Adjusted EBITDA for the three months ended June 30, 2023 include LWI-related unrecoverable operating costs of $5.7 million. Excluding LWI-related unrecoverable operating costs, Adjusted EBITDA for the third and second quarter of 2023 would have been $65.5 million and $77.3 million, and Adjusted EBITDA margin would have been 17.7% and 19.5%, respectively.

The Company suspended vessel-deployed LWI operations during the third quarter following a wire failure on the main crane of the third party-owned vessel working with Expro while the crane was suspending the subsea module (“SSM”) of Expro’s vessel-deployed LWI system. We are continuing to work with the relevant stakeholders and independent experts to assess the incident and plan the recovery operation, which we expect to be completed during the fourth quarter of 2023 or in early 2024. Third quarter results do not include an estimate for recovery and repair costs; however, based on the information that is currently available to us, we do not expect that such recovery and repair costs, net of insurance, will be material to Expro’s financial results. After we have recovered our equipment, we will be able to determine a path forward for our vessel-deployed LWI business, including when our LWI system will return to operational status, what alternative service delivery options and service partner options are available to the company, and the timing and cost (including potential damage claims) of completing customer work scopes for which our vessel-deployed LWI system was integral. At this time, we are not able to assess the timing and potential cost of completing customer work scopes and whether such costs could be material to Expro’s financial results.

•	Net cash provided by operating activities for the three months ended September 30, 2023, was $58.9 million, compared to net cash provided by operating activities of $25.4 million for the three months ended June 30, 2023, with the change primarily driven by a favorable movement in net working capital of $46.0 million and decrease in cash paid for exceptional costs of $7.2 million, partially offset by a decrease in Adjusted EBITDA by $21.4 million. Adjusted Cash Flow from Operations and Cash Conversion for the three months ended September 30, 2023 were $63.6 million and 127%, respectively, compared to $36.0 million and 50%, respectively, for the three months ended June 30, 2023.

Nine months ended September 30, 2023, compared to nine months ended September 30, 2022

Certain highlights of our financial results and other key developments include:

•

Revenue for the nine months ended September 30, 2023, increased by $177.5 million, or 19.1%, to $1,106.0 million, compared to $928.5 million for the nine months ended September 30, 2022. The increase in revenue was driven by higher activity across ESSA, MENA and APAC segments, slightly offset by lower activity in NLA. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•

We reported net loss for the nine months ended September 30, 2023, of $10.9 million, compared to a net loss of $33.1 million for the nine months ended September 30, 2022, primarily reflecting higher Adjusted EBITDA by $27.5 million, lower merger and integration expense by $4.3 million and lower foreign exchange losses by $5.8 million, partially offset by higher income tax expense by $1.4 million, higher interest and finance expense by $4.9 million, higher depreciation and amortization expense by $4.2 million and higher other expense by $5.2 million.

•

Adjusted EBITDA for the nine months ended September 30, 2023, increased by $27.5 million, or 20.2%, to $163.7 million from $136.2 million for the nine months ended September 30, 2022. Adjusted EBITDA margin increased to 14.8% during the nine months ended September 30, 2023, as compared to 14.7% during the nine months ended September 30, 2022. The increase in Adjusted EBITDA and Adjusted EBITDA margin is primarily attributable to higher revenue and a more favorable activity mix. The increase is offset by start up and commissioning costs and unrecoverable operating costs associated with our LWI business in APAC. Adjusted EBITDA for the nine months ended September 30, 2023 includes unrecoverable LWI-related costs in APAC of $31.6 million. Adjusted EBITDA for the nine months ended September 30, 2022 includes unrecoverable mobilization costs and start-up and commissioning costs on subsea projects in APAC of $22.9 million. Excluding LWI-related start up and commissioning costs and unrecoverable operating costs, Adjusted EBITDA for the nine months ended September 30, 2023 and 2022 would have been $195.3 million and $159.1 million, and Adjusted EBITDA margin would have been 17.7% and 17.1%, respectively.

The Company suspended vessel-deployed LWI operations during the third quarter following a wire failure on the main crane of the third party-owned vessel working with Expro while the crane was suspending the subsea module of Expro’s vessel-deployed LWI system. We are continuing to work with the relevant stakeholders and independent experts to assess the incident and plan the recovery operation, which we expect to be completed during the fourth quarter of 2023 or in early 2024. Third quarter results do not include an estimate for recovery and repair costs; however, based on the information that is currently available to us, we do not expect that such recovery and repair costs, net of insurance, will be material to Expro’s financial results. After we have recovered our equipment, we will be able to determine a path forward for our vessel-deployed LWI business, including when our LWI system will return to operational status, what alternative service delivery options and service partner options are available to the company, and the timing and cost (including potential damage claims) of completing customer work scopes for which our vessel-deployed LWI system was integral. At this time, we are not able to assess the timing and potential cost of completing customer work scopes and whether such costs could be material to Expro’s financial results.

•

Net cash provided by operating activities for the nine months ended September 30, 2023, was $105.5 million, compared to net cash used in operating activities of $12.8 million for the nine months ended September 30, 2022, with the change primarily driven by favorable movement in net working capital of $95.7 million, and an increase in Adjusted EBITDA of $27.6 million, partially offset by higher payments for income taxes of $14.2 million for the nine months ended September 30, 2023. Adjusted Cash Flow from Operations and Cash Conversion for the nine months ended September 30, 2023, were $126.8 million and 77%, respectively, compared to $16.4 million and 12%, respectively, for the nine months ended September 30, 2022.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the three and nine months presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss	$(13,886)	$(17,594)	$(10,942)	$(33,076)

Income tax expense	$13,307	$15,405	$30,931	$29,550
Depreciation and amortization expense	37,414	34,825	109,386	105,229
Severance and other expense	1,897	3,242	5,487	5,414
Merger and integration expense	817	1,629	4,332	8,624
Other expense (income), net (1)	1,129	(432)	3,540	(1,672)
Stock-based compensation expense	4,934	4,684	14,682	14,932
Foreign exchange loss	4,260	7,957	4,630	10,385
Interest and finance expense (income), net	373	(1,502)	1,688	(3,227)
Adjusted EBITDA (2)	$50,245	$48,214	$163,734	$136,159

Adjusted EBITDA Margin (2)	13.6%	14.4%	14.8%	14.7%

(1)	Other expense (income), net, is comprised of immaterial, unusual or infrequently occurring transactions which, in management’s view, do not provide useful measures of the underlying operating performance of the business.
(2)	Excluding $15.3 million and $16.8 million of LWI-related unrecoverable operating costs during the three months ended September 30, 2023 and 2022, respectively, Adjusted EBITDA would have been $65.5 million and $65.0 million and Adjusted EBITDA margin would have been 17.7% and 19.4%, respectively. Excluding $31.6 million and $22.9 million of LWI-related start up and commissioning costs and other unrecoverable operating costs during the nine months ended September 30, 2023 and 2022, respectively, Adjusted EBITDA would have been $195.3 million and $159.1 million and Adjusted EBITDA margin would have been 17.7% and 17.1%, respectively.

The following table provides a reconciliation of net cash provided by (used in) operating activities to Adjusted Cash Flow from Operations for each of the three and nine months presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net cash provided by (used in) operating activities	$58,841	$(667)	$105,528	$(12,774)
Cash paid for interest, net	910	891	1,456	2,890
Cash paid for merger and integration expense	1,614	5,525	13,014	22,994
Cash paid for severance and other expense	2,208	2,501	6,779	3,273
Adjusted Cash Flow from Operations	$63,573	$8,250	$126,777	$16,383

Adjusted EBITDA	$50,245	$48,214	$163,734	$136,159

Cash Conversion	127%	17%	77%	12%

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

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the three months ended September 30, 2023 and June 30, 2023:

	Three Months Ended		Percentage
(in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	June 30, 2023
NLA	$105,252	$134,830	28.5%	34.0%
ESSA	135,395	138,062	36.6%	34.8%
MENA	58,057	59,163	15.7%	14.9%
APAC	71,114	64,862	19.2%	16.3%
Total Revenue	$369,818	$396,917	100.0%	100.0%

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended		Percentage
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
NLA	$366,310	$368,129	33.1%	39.6%
ESSA	387,105	271,998	35.0%	29.3%
MENA	168,165	146,108	15.2%	15.7%
APAC	184,434	142,217	16.7%	15.3%
Total Revenue	$1,106,014	$928,452	100.0%	100.0%

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to income before income taxes for the three months ended September 30, 2023 and June 30, 2023:

	Three Months Ended		Segment EBITDA Margin
(in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	June 30, 2023
NLA	$19,967	$36,703	19.0%	27.2%
ESSA	39,268	34,964	29.0%	25.3%
MENA	16,871	18,491	29.1%	31.3%
APAC (1)	(4,286)	3,452	(6.0)%	5.3%
Total Segment EBITDA	71,820	93,610
Corporate costs (2)	(24,070)	(24,810)
Equity in income of joint ventures	2,495	2,805
Depreciation and amortization expense	(37,414)	(37,235)
Merger and integration expense	(817)	(1,377)
Severance and other expense	(1,897)	(2,663)
Stock-based compensation expense	(4,934)	(5,577)
Foreign exchange loss	(4,260)	(1,440)
Other expense, net	(1,129)	(1,462)
Interest and finance expense, net	(373)	(17)
(Loss) income before income taxes	$(579)	$21,834

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to income (loss) before income taxes for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended		Segment EBITDA Margin
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
NLA	$88,544	$100,083	24.2%	27.2%
ESSA	95,017	44,502	24.5%	16.4%
MENA	49,930	43,882	29.7%	30.0%
APAC (1)	(3,532)	1,177	(1.9)%	0.8%
Total Segment EBITDA	229,959	189,644
Corporate costs (2)	(73,961)	(63,626)
Equity in income of joint ventures	7,736	10,141
Depreciation and amortization expense	(109,386)	(105,229)
Merger and integration expense	(4,332)	(8,624)
Severance and other expense	(5,487)	(5,414)
Stock-based compensation expense	(14,682)	(14,932)
Foreign exchange loss	(4,630)	(10,385)
Other (expense) income, net	(3,540)	1,672
Interest and finance (expense) income, net	(1,688)	3,227
Income (loss) before income taxes	$19,989	$(3,526)

(1)	Excluding $15.3 million and $16.8 million of LWI-related unrecoverable operating costs during the three months ended September 30, 2023 and 2022, respectively, Segment EBITDA would have been $11.0 million and $9.2 million and Segment EBITDA margin would have been 15.5% and 14.2%, respectively. Excluding $31.6 million and $22.9 million of LWI-related start up and commissioning costs and other unrecoverable operating costs during the nine months ended September 30, 2023 and 2022, respectively, Segment EBITDA would have been $28.1 million and $24.1 million and Adjusted EBITDA margin would have been 15.2% and 17.0%, respectively.
(2)	Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

Three months ended September 30, 2023 compared to three months ended June 30, 2023

NLA

Revenue for the NLA segment was $105.3 million for the three months ended September 30, 2023, a decrease of $29.5 million, or 21.9%, compared to $134.8 million for the three months ended June 30, 2023. The decrease was generally lower U.S. onshore activity, offshore rigs undergoing maintenance and undertaking non-drilling operations, and a number of dry wells in the region, resulting in lower well construction revenue in the U.S., Canada and Guyana and lower well flow management revenue in Mexico.

Segment EBITDA for the NLA segment was $20.0 million, or 19.0% of revenues, during the three months ended September 30, 2023, a decrease of $16.7 million, or 45.5%, compared to $36.7 million or 27.2% of revenues during the three months ended June 30, 2023. The decrease in Segment EBITDA and Segment EBITDA margin was attributable to lower activity and less favorable activity mix during the three months ended September 30, 2023.

ESSA

Revenue for the ESSA segment was $135.4 million for the three months ended September 30, 2023, a decrease of $2.7 million, or 2.0%, compared to $138.1 million for the three months ended June 30, 2023. The decrease in revenues was primarily driven by lower well construction revenue in Cyprus, Mozambique and Senegal and lower well flow management revenue due to a decrease in customer activity. The decrease in revenue was partially offset by increased subsea well access revenue, particularly in Congo and Angola.

Segment EBITDA for the ESSA segment was $39.3 million, or 29.0% of revenues, for the three months ended September 30, 2023, an increase of $4.3 million, or 12.3%, compared to $35.0 million, or 25.3% of revenues, for the three months ended June 30, 2023. The increase in Segment EBITDA and Segment EBITDA margin was attributable to a combination of a more favorable activity mix and increased activities on higher margin services during the three months ended September 30, 2023.

MENA

Revenue for the MENA segment was $58.1 million for the three months ended September 30, 2023, a decrease of $1.1 million, or 1.9%, compared to $59.2 million for the three months ended June 30, 2023. The decrease in revenue was driven by lower well flow management activity primarily in Saudi Arabia, partially offset by higher activity in Algeria.

Segment EBITDA for the MENA segment was $16.9 million, or 29.1% of revenues, for the three months ended September 30, 2023, a decrease of $1.6 million, or 8.6%, compared to $18.5 million, or 31.3% of revenues, for the three months ended June 30, 2023. The decrease in Segment EBITDA and Segment EBITDA margin was primarily due to lower activity and less favorable product mix during the three months ended September 30, 2023.

APAC

Revenue for the APAC segment was $71.1 million for the three months ended September 30, 2023, an increase of $6.2 million, or 9.6%, compared to $64.9 million for the three months ended June 30, 2023. The increase in revenue was primarily due to higher activity across all product lines, in particular, higher subsea well access revenue in China (product sales) and Australia (LWI activity).

Segment EBITDA for the APAC segment was ($4.3) million, or (6.0)% of revenues, for the three months ended September 30, 2023, a decrease of $7.8 million compared to $3.5 million, or 5.3% of revenues, for the three months ended June 30, 2023. The decrease in Segment EBITDA is attributable primarily to demobilization and unrecoverable operating costs within our LWI business. For the three months ended September 30, 2023 Segment EBITDA includes LWI-related unrecoverable operating costs of $15.3 million. Segment EBITDA for the three months ended June 30, 2023 include LWI-related unrecoverable operating costs of $5.7 million. Excluding LWI-related unrecoverable operating costs, Segment EBITDA for the third and second quarter of 2023 would have been $11.0 million or 15.5% of revenue and $9.2 million or 14.2% of revenue, respectively.

Equity in income of joint ventures

Equity in income of joint ventures for the three months ended September 30, 2023, decreased by $0.3 million, or 10.7%, to $2.5 million as compared to $2.8 million for the three months ended June 30, 2023. The decrease reflects lower income from our joint venture in China during the three months ended September 30, 2023.

Merger and integration expense

Merger and integration expense for the three months ended September 30, 2023, decreased by $0.6 million, to $0.8 million as compared to $1.4 million for the three months ended June 30, 2023. The decrease was primarily attributable to lower integration related expenses incurred during the three months ended September 30, 2023, as compared to the three months ended June 30, 2023.

Income tax expense

Income tax expense for the three months ended September 30, 2023, increased by $0.8 million to $13.3 million from $12.5 million for the three months ended June 30, 2023, primarily due to changes in the mix of taxable profits between jurisdictions.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

NLA

Revenue for the NLA segment was $366.3 million for the nine months ended September 30, 2023, a decrease of $1.8 million, or 0.5%, compared to $368.1 million for the nine months ended September 30, 2022. The decrease was primarily due to lower well flow management revenue in Mexico, offset by higher well intervention and integrity revenue in South America, and higher well construction revenue in Mexico and Brazil offset by lower well construction revenue in the U.S.

Segment EBITDA for the NLA segment was $88.5 million, or 24.2% of revenues, during the nine months ended September 30, 2023, compared to $100.1 million or 27.2% of revenues during the nine months ended September 30, 2022. The decrease of $11.6 million in Segment EBITDA was attributable to lower activity and less favorable product mix during the nine months ended September 30, 2023.

ESSA

Revenue for the ESSA segment was $387.1 million for the nine months ended September 30, 2023, an increase of $115.1 million, or 42.3%, compared to $272.0 million for the nine months ended September 30, 2022. The increase in revenues was primarily driven by higher well flow management revenue, particularly in Congo supplemented by higher well intervention and integrity revenue in the U.K. and higher subsea well access revenue in Central and West Africa, Angola and Azerbaijan offset by lower subsea revenue in Norway. Also contributing to the increase in revenue was higher well construction revenue in Southeast Africa, offset by lower well construction revenue in Norway.

Segment EBITDA for the ESSA segment was $95.0 million, or 24.5% of revenues, for the nine months ended September 30, 2023, an increase of $50.5 million, or 113.5%, compared to $44.5 million, or 16.4% of revenues, for the nine months ended September 30, 2022. The increase was primarily attributable to higher activity levels and a more favorable activity mix during the nine months ended September 30, 2023.

MENA

Revenue for the MENA segment was $168.2 million for the nine months ended September 30, 2023, an increase of $22.1 million, or 15.1%, compared to $146.1 million for the nine months ended September 30, 2022. The increase in revenue was primarily due to increased well flow management and well construction activity in Saudi Arabia, increased well flow management in Algeria and increased well construction revenue in the United Arab Emirates.

Segment EBITDA for the MENA segment was $49.9 million, or 29.7% of revenues, for the nine months ended September 30, 2023, an increase of $6.0 million, or 13.7%, compared to $43.9 million, or 30.0% of revenues, for the nine months ended September 30, 2022. The increase in Segment EBITDA was primarily due to higher activity during the nine months ended September 30, 2023.

APAC

Revenue for the APAC segment was $184.4 million for the nine months ended September 30, 2023, an increase of $42.2 million, or 29.7%, compared to $142.2 million for the nine months ended September 30, 2022. The increase in revenue was primarily due to higher subsea well access revenue in Australia and China and higher well construction revenue in Southeast Asia.

Segment EBITDA for the APAC segment was ($3.5) million, or (1.9)% of revenues, for the nine months ended September 30, 2023, a decrease of $4.7 million compared to $1.2 million, or 0.8% of revenues, for the nine months ended September 30, 2022. The decrease in Segment EBITDA despite the increase in revenues was primarily due to unrecoverable LWI-related costs in APAC of $31.6 million incurred during the nine months ended September 30, 2023. Comparatively, during the nine months ended September 30, 2022. the Company incurred unrecoverable mobilization costs and start-up and commissioning costs on subsea projects of $22.9 million. Excluding $31.6 million and $22.9 million of LWI-related start up and commissioning costs and other unrecoverable operating costs during the nine months ended September 30, 2023 and 2022, respectively, Segment EBITDA would have been $28.1 million and $24.1 million and Adjusted EBITDA margin would have been 15.2% and 17.0%, respectively.

Equity in income of joint ventures

Equity in income of joint ventures for the nine months ended September 30, 2023, decreased by $2.4 million, or 23.8%, to $7.7 million as compared to $10.1 million for the nine months ended September 30, 2022. The decrease reflects lower income from our joint venture in China during the nine months ended September 30, 2023.

Merger and integration expense

Merger and integration expense for the nine months ended September 30, 2023, decreased by $4.3 million, to $4.3 million as compared to $8.6 million for the nine months ended September 30, 2022. The decrease was primarily attributable to lower integration related expenses incurred during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Income tax expense

Income tax expense for the nine months ended September 30, 2023, increased by $1.3 million to $30.9 million from $29.6 million for the nine months ended September 30, 2022, primarily due to changes in the mix of taxable profits between jurisdictions with different tax regimes.

Liquidity and Capital Resources

Liquidity

Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. As of September 30, 2023, total available liquidity was $337.0 million, including cash and cash equivalents and restricted cash of $257.0 million and $80.0 million available for borrowings under our New Facility. Expro believes these amounts, along with cash generated by ongoing operations, will be sufficient to meet future business requirements for the next 12 months and beyond. Our primary sources of liquidity have been cash flows from operations. Our primary uses of capital have been for capital expenditures and acquisitions. We monitor potential capital sources, including equity and debt financing, in order to meet our investment and liquidity requirements.

Our total capital expenditures are estimated to range between $30.0 million and $40.0 million for the fourth quarter of 2023. Our total capital expenditures were $84.6 million for the nine months ended September 30, 2023, of which approximately 90% were used for the purchase and manufacture of equipment to directly support customer-related activities and approximately 10% for other property, plant and equipment, inclusive of software costs. In addition, we used net cash of approximately $8.4 million during the nine months ended September 30, 2023 for the acquisition of DeltaTek and plan to use net cash of approximately $62.5 million during the fourth quarter 2023 for the acquisition of PRT Offshore. We continue to focus on preserving and protecting our strong balance sheet, optimizing utilization of our existing assets and, where practical, limiting new capital expenditures.

On June 16, 2022, the Company’s Board of Directors (the “Board”) approved a new stock repurchase program, under which the Company is authorized to acquire up to $50.0 million of its outstanding common stock through November 24, 2023. Under the stock repurchase program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The stock repurchase program is being utilized at management’s discretion and in accordance with U.S. federal securities laws. The timing and actual numbers of shares repurchased, if any, will depend on a variety of factors including price, corporate requirements, the constraints specified in the stock repurchase program along with general business and market conditions. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. Under the stock repurchase plan, the Company has repurchased approximately 0.6 million shares at an average price of $17.99 per share, for a total cost of approximately $10.0 million during the nine months ended September 30, 2023. Since the inception of the stock repurchase program, the Company has repurchased total of approximately 1.7 million shares at an average price of $13.89 per share, for a total cost of $23.0 million through September 30, 2023.

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

On October 6, 2023, we amended and restated the New Facility agreement (the “Amended and Restated Facility Agreement”) pursuant to an amendment and restatement agreement with DNB Bank ASA, London Branch, as agent (the “Agent”), in order to extend the maturity of the New Facility agreement for a further 36 months and increase the total commitments to $250.0 million, of which $166.7 million was available for drawdowns as loans and $83.3 million was available for letters of credit. The Company has the ability to increase the commitments to $350.0 million.

Please see Note 16 “Interest bearing loans” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Cash flow from operating, investing and financing activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Net cash provided by (used in) operating activities	$105,528	$(12,774)
Net cash used in investing activities	(90,799)	(40,608)
Net cash provided by (used in) financing activities	29,874	(23,333)
Effect of exchange rate changes on cash activities	(6,052)	(6,418)
Net decrease to cash and cash equivalents and restricted cash	$38,551	$(83,133)

Analysis of cash flow changes between the nine months ended September 30, 2023 and September 30, 2022

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $105.5 million during the nine months ended September 30, 2023 as compared to net cash used in operating activities of $12.8 million during the nine months ended September 30, 2022. The increase in net cash provided by operating activities of $118.3 million for the nine months ended September 30, 2023, was primarily driven by favorable movement in net working capital of $95.7 million, and an increase in Adjusted EBITDA of $27.6 million, partially offset by higher payments for income taxes of $14.2 million for the nine months ended September 30, 2023.

Adjusted Cash Flows from Operations during the nine months ended September 30, 2023, was $126.8 million as compared to Adjusted Cash Flows from Operations of $16.4 million during the nine months ended September 30, 2022. Our primary uses of cash from operating activities were capital expenditures and funding obligations related to our financing arrangements.

Net cash used in investing activities

Net cash used in investing activities was $90.8 million during the nine months ended September 30, 2023, as compared to $40.6 million during the nine months ended September 30, 2022, an increase of $50.2 million. Our principal recurring investing activity is our capital expenditures. The increase in net cash used in investing activities was primarily due to an increase in capital expenditures of $34.0 million, lower proceeds from sale/maturity of investments of $11.1 million and lower proceeds from disposal of assets of $4.6 million.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $29.9 million during the nine months ended September 30, 2023, as compared to $23.3 million net cash used in financing activities during the nine months ended September 30, 2022. The increase of $53.2 million in net cash used in financing activities is primarily due to proceeds from long-term borrowings of $50.0 million.

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

These forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “plan,” “intend,” “potential,” “predict,” “project,” “may,” “outlook,” or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	continuing uncertainty relating to global crude oil demand and crude oil prices that correspondingly may lead to further significant reductions in domestic oil and gas activity, which in turn could result in further significant declines in demand for our products and services;
●	political, economic and regulatory uncertainties in our international operations, including the impact of actions taken by the OPEC+ and non-OPEC+ nations with respect to production levels and the effects thereof;
●	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations;
●	unique risks associated with our offshore operations (including the ability to recover, and to the extent necessary, service and/or economically repair any equipment located on the seabed);
●	uncertainty regarding the extent and duration of the remaining restrictions in the U.S. and globally on various commercial and economic activities due to global pandemics and epidemics (including COVID-19), including uncertainty regarding the re-imposition of restrictions due to resurgences in infection rates;
●	our ability to develop new technologies and products and protect our intellectual property rights;
●	our ability to attract, train and retain key employees and other qualified personnel;
●	operational safety laws and regulations;
●	international trade laws and sanctions;
●

severe weather conditions and natural disasters, and other operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

●	policy or regulatory changes;
●	the overall timing and level of transition of the global energy sector from fossil-based systems of energy production and consumption to more renewable energy sources;
●	perception related to our environmental, social and governance (“ESG”) performance as well as current and future ESG reporting requirements; and
●	uncertainty with respect to integration and realization of expected synergies following completion of the Merger and our subsequent acquisitions.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the three months covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.

b)	Change in Internal Control Over Financial Reporting

As of September 30, 2023, management has concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of repurchases of Company common stock during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
July 1 - July 31	--	$--	--	$26,996,269
August 1 - August 31	--	$--	--	$26,996,269
September 1 - September 30	--	$--	--	$26,996,269
Total	--	$--	--

1)

This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. We administer cashless settlements and generally do not repurchase stock in connection with cashless settlements.

2)

Our Board authorized a program to repurchase our common stock from time to time. Approximately $27.0 million remained authorized for repurchases as of September 30, 2023, subject to the limitation set in our shareholder authorization for repurchases of our common stock, which is approximately 10% of the common stock issued as of March 21, 2022.

Item 5. Other Information

Securities Trading Arrangements with Officers and Directors

During the three months ended  September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Deed of Amendment to Articles of Association of Expro Group Holdings N.V., dated October 1, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).
10.1	Amended and Restated Facility Agreement dated as of October 6, 2023, by and among, inter alios, Expro Group Holdings N.V., as parent, Exploration and Production Services (Holdings) Limited and Expro Holdings US Inc., as borrowers, the guarantors party thereto, the lenders party thereto and DNB Bank ASA, London Branch, as agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on October 11, 2023).
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.1

The following materials from Expro Group Holdings N.V.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Represents management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRO GROUP HOLDINGS N.V.

Date:	October 26, 2023	By:	/s/ Quinn P. Fanning
Quinn P. Fanning
Chief Financial Officer
(Principal Financial Officer)