Form 10-K
period 2023-12-31
EXPRO GROUP HOLDINGS N.V.
filed 2024-02-21
CIK 1575828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2023, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $1,154.3 million.

As of February 16, 2024, there were 110,079,739 shares of common stock, €0.06 nominal value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Part III of this Form 10-K.

 EXPRO GROUP HOLDINGS N.V.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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

The table below shows our consolidated revenue and each segment’s revenue and percentage of consolidated revenue for the periods indicated (revenue in thousands):

	Year Ended			Percentage
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2023	December 31, 2022	December 31, 2021
NLA	$511,800	$499,813	$193,156	33.8%	39.1%	23.4%
ESSA	520,951	389,342	300,557	34.4%	30.4%	36.4%
MENA	233,528	201,495	171,136	15.4%	15.7%	20.7%
APAC	246,485	188,768	160,913	16.3%	14.8%	19.5%
Total Revenue	$1,512,764	$1,279,418	$825,762	100.0%	100.0%	100.0%

Our broad portfolio of products and services includes:

Well Construction
•

Our well construction products and services support customers’ new wellbore drilling, wellbore completion and recompletion, and wellbore plug and abandonment requirements. In particular, we offer advanced technology solutions in drilling, tubular running services, cementing and tubulars. With a focus on innovation, we are continuing to advance the way wells are constructed by optimizing process efficiency on the rig floor, developing new methods to handle and install tubulars and mitigating well integrity risks. We believe we are a market leader in deepwater tubular running services and solutions. In recent years, we have added a range of lower-risk, open water cementing solutions, including the proprietary SeaCure® and QuikCure® solutions. We also offer a range of performance drilling tools designed to mitigate risk and optimize drilling efficiency.

Well Management
Our well management offerings consist of well flow management, subsea well access and well intervention and integrity services:

•	Well flow management: We gather valuable well and reservoir data, with a particular focus on well-site safety and environmental impact. We provide global, comprehensive well flow management systems for the safe production, measurement and sampling of hydrocarbons from a well during the exploration and appraisal phase of a new field; the flowback and clean-up of a new well prior to production; and in-line testing of a well during its production life. We also provide early production facilities to accelerate production; production enhancement packages to enhance reservoir recovery rates through the realization of production that was previously locked within the reservoir; and metering and other well surveillance technologies to monitor and measure flow and other characteristics of wells.

•	Subsea well access: With 40 years of experience providing a wide range of fit-for-purpose subsea well access solutions, our technology aims to provide safe well access and optimized production throughout the lifecycle of the well. We provide what we believe to be the most reliable, efficient and cost-effective subsea well access systems for exploration and appraisal, development, intervention and abandonment, including an extensive portfolio of standard and bespoke Subsea Test Tree Assemblies, a rig-deployed Intervention Riser System (“IRS”) and a vessel-deployed, wire through water Riserless Well Intervention System (“RWIS”). We also provide systems integration and project management services.

•	Well intervention and integrity: We provide well intervention solutions to acquire and interpret well data, maintain well bore integrity and improve production. In addition to our extensive fleet of mechanical and cased hole wireline units, we have recently introduced a number of cost-effective, innovative well intervention services, including CoilHose™, a lightweight, small-footprint solution for wellbore lifting, cleaning and chemical treatments; Octopoda™, for fluid treatments in wellbore annuli; and Galea™, an autonomous well intervention solution. We also possess several other distinct technical capabilities, including non-intrusive metering technologies and wireless telemetry systems for reservoir monitoring.

Corporate Strategy

Our corporate strategy is designed to leverage existing capabilities and position Expro as a solutions provider with a technologically differentiated offering. In particular, our objectives for 2024, which we expect will drive our performance in the year ahead, include: (i) exceeding industry expectations in regard to safety and operational performance; (ii) advancing our products and services portfolio to provide customers with cost-effective, innovative solutions to produce oil, gas and geothermal resources more efficiently and with a lower carbon footprint; (iii) sustaining our relentless drive for efficiency and better utilizing existing assets; (iv) nurturing our culture based on core values and agreed behaviors, empowering our people to be innovative, to be agile and responsive, and to embrace diversity; and (v) leveraging the power of data to improve our own business practices and to deliver more value to our customers.

Human Capital

At Expro, people are at the heart of our success and we are united by our Code of Conduct (“Code of Conduct”) and our core values; People, Performance, Partnerships and Planet. We are committed to living our values through corporate responsibility efforts that help people across the globe live better lives and build sustainable, vibrant, stable communities where highly motivated people can engineer futures. We strive to consistently improve the ways in which we work to keep our employees safe, minimize our impact on the environment and to provide for robust and transparent governance.

As of December 31, 2023, we had approximately 8,000 employees worldwide. We are a party to collective bargaining agreements or other similar arrangements in certain international areas in which we operate. As of December 31, 2023, approximately 19% of our employees were subject to collective bargaining agreements, with 15% being under agreements that expire within one year. We consider our relations with our employees to be positive. In the United States of America (“U.S.”), where approximately 17% of our employees are located, most employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. Outside the U.S., we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. Based upon the geographic diversification of our employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.

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

We are committed to the equal treatment of all employees, job applicants and associated personnel regardless of race, color, nationality, ethnic or nation originals, sex, disability, age, religion or belief, or any other factors prohibited by law. We aim to create a work environment free of harassment and bullying, where everyone is treated with dignity and respect.

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

We also actively solicit employee feedback and constantly strive to make the Company an employer of choice, one such program being the 2023 Global Employee Survey which was carried out to understand and act upon areas where we can positively influence and develop Expro’s culture. We empower employees with an ownership mindset that encourages accountability and creativity, leading to new and better solutions.

Compensation and Benefits

We offer opportunities for a challenging career in an energetic and friendly work environment. Providing our workforce with a career path, training, fair pay, and challenging, rewarding work are key tenets of our success. Our benefit packages are tailored to the local market of operation and are designed to attract and retain the best talent in the industry.

Employee Health and Wellbeing

The health and wellbeing of our people is, and will continue to be, a priority at Expro. We appreciate that emotional wellbeing can affect how individuals face life every day and acknowledge that anyone can suffer from poor mental or physical health at any time. As leaders, we understand the need to recognize when an individual needs help and we encourage all managers and employees to be approachable in providing time, support and mentorship.

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

Corporate Social Responsibility / Community Involvement

Across our global operations, we encourage and celebrate participation in diverse community activities which align with our values of People, Performance, Partnerships and Planet. From tree planting to supporting those less fortunate, we are proud of the work our teams continue to put back into our communities. Our company-wide social steering committee helps to champion our social efforts. This team acts as a conduit for the broader employee community to gain input and perspective to ultimately support in enhancing our culture.

Safety

Safety is a critical component of our People and Performance core values. Many of our customers have safety standards we must satisfy before we can perform services. We continually monitor and seek to improve our safety performance through the evaluation of safety observations, job and customer surveys, and safety data. The primary measures for our safety performance are the tracking of the Lost Time Injury Frequency (“LTIF”) rate and the Total Recordable Case Frequency (“TRCF”) rate. LTIF is a measure of the frequency of injuries that result in lost work time, normalized on the basis of per million man-hours worked. TRCF is a measure of the frequency of recordable workplace injuries, normalized on the basis of per million man-hours worked. A recordable injury includes occupational death, nonfatal occupational illness, and other occupational injuries that involve loss of consciousness, lost time injuries, restriction of work or motion cases, transfer to another job, or medical treatment cases other than first aid.

The table below presents the worldwide LTIF and TRCF for the Company for the years ended December 31, 2023 and 2022 and on a combined basis for Legacy Expro and Frank’s for the year ended December 31, 2021.

	Year Ended December 31,
	2023	2022	2021
LTIF	0.06	0.36	0.46
TRCF	0.61	1.07	1.31

We have comprehensive compliance policies, programs and training that are applied globally to our entire workforce. We also standardize our global training processes to provide that all jobs are executed to high standards of safety and quality.

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

Customers

We derive our revenue from services and product sales to customers primarily in the oil and gas industry. One customer accounted for approximately 12.5% of our revenue in the year ended December 31, 2023. No single customer accounted for more than 10% of our revenue for the years ended December 31, 2022 and 2021.

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

Separately, various governments have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is a non-binding agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. Under the Paris Agreement, the Biden Administration has committed the United States to reducing its greenhouse gas emissions by 50 - 52% from 2005 levels by 2030. In November 2021, the U.S. and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions by 30% by 2030, and cooperating toward the advancement of the development of clean energy. Executive orders may be issued or federal legislation or regulatory initiatives may be adopted to achieve the agreement’s goals. Within the U.S., President Biden signed into law the Inflation Reduction Act in August 2022, which contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies, which could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels. Within the Netherlands, in April 2023, the Dutch government introduced a package of 120 measures worth €28 billion that is intended to reduce carbon emissions and promote clean energy to meet the EU’s target of reducing net emissions by 55% by 2030 from 1990 levels.

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

Information about Our Executive Officers and Other Key Employees

The following table sets forth, as of February 21, 2024, the names, ages and experience of our executive officers and other key employees, including all offices and positions held by each for the past five years.

Name	Age	Current Position and Five-Year Business Experience
Michael Jardon	54	President and Chief Executive Officer and Director, since October 2021; Chief Executive Officer, Legacy Expro, from April 2016 to October 2021; various technical and executive roles, Legacy Expro, Vallourec and Schlumberger Limited, from 1992 to 2016.
Quinn Fanning	60	Chief Financial Officer, since October 2021; Chief Financial Officer, Legacy Expro, from October 2019 to October 2021; Executive Vice President, Tidewater Inc., from July 2008 to March 2019, Chief Financial Officer, Tidewater Inc., from September 2008 to November 2018; investment banker with Citigroup Global Markets, Inc., from 1996 to 2008.
Alistair Geddes	61	Chief Operating Officer, since October 2021; Chief Operating Officer, Legacy Expro, from 2019 to October 2021; Executive Vice President, Product Lines, Technology and Business Development, Legacy Expro, from 2014 to 2019; various technical and executive roles, Expro, ExxonMobil, BG Group and Weatherford International plc from 1984 to 2014.
Steven Russell	56	Chief Technology Officer, since October 2021; Senior Vice President, Operations, Frank’s, from November 2019 to October 2021; President, Tubular Running Services, Frank’s, from June 2018 to November 2019; Senior Vice President, Human Resources, Frank’s, May 2017 to June 2018; Vice President, Human Resources, Archer Ltd., from January 2011 to May 2017; various technical and executive roles, Schlumberger Limited, from 1990 to 2011.
John McAlister	57	General Counsel and Secretary, since October 2021; Group General Counsel, Legacy Expro, from June 2006 to October 2021; solicitor, Clifford Chance, and various executive roles, BG Group, Lattice Group plc and National Grid plc, from 1991 to 2006.
Natalie Questell	50	Senior Vice President, Human Resources, since October 2021; Vice President of Human Resources, Frank’s, from June 2018 to October 2021; Director of Global Total Rewards and HRIS, Frank’s, from 2015 to June 2018.
Michael Bentham	61	Principal Accounting Officer, since October 2021; Principal Accounting Officer and Vice President, Legacy Expro, from October 2019 to October 2021; Chief Financial Officer, Legacy Expro, from July 2017 to October 2019; IDS Product Line Controller, Schlumberger Limited, from July 2016 to July 2017; Vice President Finance MI Swaco, Schlumberger Limited, from August 2012 to June 2016.

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

Our business depends on the level of activity in oil and gas exploration, development and production in market sectors worldwide. Oil and gas prices and market expectations of potential changes in these prices significantly affect this level of activity. However, higher commodity prices do not necessarily translate into increased drilling or well construction and completion activity, since customers’ expectations of future commodity prices typically drive demand for our services and products. In addition, the effects of world events, such as the Russian war in Ukraine, heightened tensions resulting from ongoing conflicts in the Middle East and an economic slowdown or recession in the U.S. and other countries, have and may continue to materially impact the demand for crude oil and natural gas, which has contributed further to price volatility. Prices are also impacted by decisions made by the Organization of the Petroleum Exporting Countries (“OPEC”) plus the countries of Azerbaijan, Bahrain, Brunei, Kazakhstan, Malaysia, Mexico, Oman, Russia, South Sudan and Sudan (together with OPEC, “OPEC+”) to either increase or cut production of oil and gas as well as their compliance with those decisions. Global economic conditions have a significant impact on oil and natural gas prices, and any stagnation or deterioration in these conditions could result in less demand for our products and services and could cause our customers to reduce their planned capital spending. Adverse global economic conditions also may cause our customers, vendors and/or suppliers to lose access to the financing necessary to sustain or increase their current level of operations, fulfill their commitments and/or fund future operations and obligations. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of our products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. These risks are greater during periods of low or declining commodity prices. As a result of declining commodity prices, certain of our customers may be unable to pay their vendors and service providers, including us. A prolonged reduction in oil and natural gas prices may require us to record asset impairments. Such a potential impairment charge could have a material adverse impact on our operating results.

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

Demand for our offshore services and products substantially depends on the level of activity in offshore oil and gas exploration, development and production. The level of offshore activity is historically cyclical and characterized by large fluctuations in response to relatively minor changes in a variety of factors, including oil and gas prices. Other factors that influence the demand for offshore services can include:

•	hurricanes, ocean currents and other adverse weather conditions;
•	terrorist attacks and piracy;
•	failure of offshore equipment and facilities;
•	local and international political and economic conditions and policies and regulations related to offshore drilling;
•	territorial disputes involving sovereignty over offshore oil and gas fields;
•	unavailability of offshore drilling rigs in the markets that we operate;
•	the cost of offshore exploration for, and production and transportation of, oil and gas;
•	successful exploration for, and production and transportation of, oil and gas from onshore sources;
•	the technical specifications of wells including depth of wells and complexity of well design;
•	demand for, availability of and technological viability of alternative sources of energy;
•	technological advances affecting energy exploration, production, transportation and consumption;
•	the availability and rate of discovery of new oil and gas reserves in offshore areas;
•	the availability of infrastructure to support oil and gas operations; and
•	the ability of oil and gas companies to generate or otherwise obtain funds on economically advantageous terms for exploration and production.

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

We are exposed to risks inherent in doing business in each of the countries in which we operate, including, but not limited to, the following:

•	political, social and economic instability;
•	potential expropriation, seizure or nationalization of assets, and trapped assets;
•	deprivation of contract rights;
•	inflationary pressures;
•	increased operating costs;
•	inability to collect revenue due to shortages of convertible currency;
•	unwillingness of foreign governments to make new onshore and offshore areas available for drilling;
•	civil unrest and protests, strikes, acts of terrorism, war or other armed conflict;
•	import/export quotas;
•	confiscatory taxation or other adverse tax policies;
•	continued application of foreign tax treaties;
•	currency exchange controls;
•	currency exchange rate fluctuations and devaluations;
•	restrictions on the repatriation of funds;
•	pandemics, epidemics and other public health events; and
•	other forms of government regulation which are beyond our control.

Instability and disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business, including economically and politically volatile areas such as Eastern Europe, Africa and the Middle East, could cause or contribute to factors that could have an adverse effect on the demand for the products and services we provide. Worldwide political, economic, and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. In particular, heightened levels of uncertainty related to the ongoing Russian war in Ukraine and heightened tensions resulting from the ongoing conflicts in Middle East could further disrupt financial and commodities markets. Depending on the market prices of oil and gas, oil and gas exploration and development companies may cancel or curtail their drilling or other programs, thereby reducing demand for our services.

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

We may encounter resource constraints, technical barriers, or other difficulties that would delay introduction of new services and products in the future. Our competitors may introduce new products or obtain patents before we do and achieve a competitive advantage. Additionally, the time and expense invested in product development may not result in commercial applications. If we are not able to keep pace with technological advances in a timely and cost-effective manner, demand for our services and products may decline.

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

We attempt to limit access to and distribution of our technology and trade secrets by customarily entering into confidentiality agreements with our employees, customers and potential customers and suppliers. However, our rights in our confidential information, trade secrets, and confidential know-how will not prevent third parties from independently developing similar information. Publicly available information (for example, information in expired issued patents, published patent applications, and scientific literature) can also be used by third parties to independently develop technology. We cannot provide assurance that this independently developed technology will not be equivalent or superior to our proprietary technology. The weakening of protection of our trademarks, patents, trade secrets and other intellectual property rights could also adversely affect our business.

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

The loss of one or more of our larger customers could have a material adverse effect on our business, financial condition and results of operations. In addition, if a significant customer experiences liquidity constraints or other financial difficulties, it may be unable to make required payments to us or may seek to renegotiate contracts, which could adversely affect our liquidity and profitability.

We are subject to the risk of supplier concentration.

Certain of our product lines depend on a limited number of third party suppliers. As a result of this concentration in some of our supply chains, our business and operations have been and may in the future be negatively affected if our key suppliers were to experience significant disruptions affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of any one of our key suppliers, or a significant adverse change in the relationship with any of these suppliers, through consolidation or otherwise, would limit our ability to manufacture or sell certain of our products and could have a material adverse effect on our business, financial condition and results of operations.

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

Lastly, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects on weather conditions, such as increased frequency and severity of storms, droughts, floods and other climatic events. If such climatic events were to occur more frequently or with greater intensity, they could adversely affect or delay demand for the oil or natural gas produced or cause us to incur significant costs in preparing for or responding to the effects of climatic events themselves. If any such events were to occur, they could have an adverse effect on the demand for our services and our financial condition, results of operations and cash flows.

Investor and public perception related to the Company’s ESG performance as well as current and future ESG reporting requirements may affect our business and our operating results.

Increasing focus on Environmental, Social and Governance (“ESG”) factors has led to enhanced interest in, and review of performance results by investors, banks, institutional lenders and other stakeholders, and the potential for reputational risk. Regulatory requirements related to ESG or sustainability reporting have been issued in the European Union (“EU”) that apply to financial market participants, with implementation and enforcement starting in 2021. In the U.S., several states have enacted or proposed such regulations related to pension investments or for the responsible investment of public funds. Additional regulation is pending in other states and federally, including rules proposed by the SEC in March 2022 that would require companies to enhance and standardize disclosures related to climate change, specifically those associated with physical risks and transitional risks. We expect regulatory requirements related to ESG matters to continue to expand globally. The Company is committed to transparent and comprehensive reporting of our sustainability performance. If we are not able to meet future sustainability reporting requirements of regulators or current and future expectations of investors, customers or other stakeholders, our business and ability to raise capital may be adversely affected.

Our business could be negatively affected by cybersecurity incidents and other disruptions.

We rely heavily on information systems to conduct and protect our business. These information systems are increasingly subject to sophisticated cybersecurity threats such as unauthorized access to data and systems, loss or destruction of data (including confidential customer information), computer viruses, ransomware, or other malicious code, phishing and cyberattacks, and other similar events. These threats arise from numerous sources, not all of which are within our control, including fraud or malice on the part of third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, or outbreaks of hostilities or terrorist acts. Geopolitical tensions or conflicts, such as the Russian war in Ukraine and ongoing conflicts in the Middle East, may further heighten the risk of cyberattacks.

Although we utilize various procedures and controls to mitigate our exposure to such risk, cybersecurity attacks and other cyber incidents are evolving and unpredictable. There can be no assurance that the systems we have designed and implemented to prevent or limit the effects of cyber incidents or attacks will be sufficient in preventing all such incidents or attacks or avoiding a material impact to our systems when such incidents or attacks do occur. We have experienced, and expect to continue to experience, cyber intrusions and attacks to our information systems and our operational technology. To our knowledge, none of these incidents or attacks have resulted in a material cybersecurity intrusion or data breach.

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

The operating and financial restrictions in our RCF and any future financing agreements could restrict our ability to finance future operations or capital needs, or otherwise pursue our business activities. These limit our and our subsidiaries’ ability to, among other things, prepay certain indebtedness and pay dividends or buyback shares. Furthermore, our RCF contains financial covenants which if we fail to comply with could result in an event of default, which, if not cured or waived, would permit the exercise of remedies against us that could have a material adverse effect on our business, results of operations and financial position. In addition, any borrowings under our RCF may be at variable rates of interest that expose us to interest rate risk. If interest rates continue to increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows will correspondingly decrease.

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

In addition, we depend on the demand for our services and products from the oil and gas industry. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry in general. For example, the adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect our operations by limiting demand for our services and products. In addition, some non-U.S. countries have adopted and may continue to adopt regulations or practices that give advantage to indigenous oil companies in bidding for oil leases or require indigenous companies to perform oilfield services currently supplied by the Company and other international service companies. To the extent that such companies are not our customers, or we are unable to develop relationships with them, our business may suffer. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

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

In addition, based on Dutch corporate law and our articles of association, the 2023 annual general meeting of shareholders has authorized our Board, for a period of eighteen months as of the date of the 2023 annual meeting, to issue common stock, up to 20% of the issued share capital, for any legal purpose, which could include defensive purposes, without further shareholder approval being needed. The issuance, or availability for issuance, of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

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

Entities affiliated with Oak Hill Advisors, L.P. could have significant influence over the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to the articles of association of the Company and the approval of mergers and other significant corporate transactions. Their influence over the Company may have the effect of delaying or preventing a change of control or may adversely affect the voting and other rights of other shareholders. In addition, entities affiliated with Oak Hill Advisors, L.P. have the right to designate (i) two persons as its nominees for election to the Board as non-executive directors for so long as the Oak Hill Group (as defined in the Director Nomination Agreement) collectively owns shares of common stock equal to at least 20% of the total shares outstanding and (ii) one person as its nominee for election to the Board as a non-executive director for so long as the Oak Hill Group collectively owns shares of common stock equal to at least 10% (but less than 20%) of the total shares outstanding. The Oak Hill Group currently has the right to designate one person as its nominee for election to the Board. Upon the Oak Hill Group ceasing to collectively own shares of common stock equal to at least 10% of the total shares outstanding, Oak Hill Advisors will not have a right to designate a director to the Board. Finally, if these shareholders were in the future to sell all or a material number of shares of common stock, the market price of Company’s common stock could be negatively impacted.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

In the ordinary course of our business, we collect, use, store, and transmit digitally large amounts of confidential, sensitive, proprietary, and personal information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein.

These processes are managed and monitored by a dedicated Cybersecurity and Infrastructure team, which is led by our Chief Information Officer, and include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. For example, we conduct penetration and vulnerability testing, data recovery testing, security audits, and annual and ongoing risk assessments. We engage third parties to perform monitoring and regular penetration testing. We have adopted an Incident Response Policy that applies in the event of a cybersecurity threat or incident that follows the National Institute of Standards and Technology framework. We also conduct regular employee trainings on cyber and information security, among other topics. In addition, we consult with outside advisors and experts, when appropriate, to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment.

Our Chief Information Officer who reports to the Chief Financial Officer and has over 30 years of experience managing information technology and cybersecurity matters, together with our executive management team, is responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. In the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Risks Related to Legal and Regulatory Requirements.”

The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Nominating and Governance Committee has been designated by our Board to oversee cybersecurity risks. The Nominating and Governance Committee receives periodic updates on cybersecurity and information technology matters and related risk exposures from our Chief Information Officer. The Board also receives updates from management and the ESG Committee on cybersecurity risks on at least an annual basis.

Item 2. Properties

In order to design, manufacture and service the proprietary equipment that support our operations, as well as the products that we offer for sale directly to external customers, we maintain several manufacturing and service facilities around the world. We currently provide our services and products in approximately 60 countries.

The following table details our material facilities by segment, owned or leased by us as of December 31, 2023.

Leased or
Location	Owned	Principal/Most Significant Use
All Segments
Houston, Texas	Leased	Corporate office
Reading, United Kingdom	Leased	Corporate office
Aberdeen, Scotland	Owned/Leased	Regional operations, manufacturing, engineering and administration
Lafayette, Louisiana	Owned	Regional operations, manufacturing, engineering and administration

NLA
Georgetown, Guyana	Leased	Regional operations
Macaé, Brazil	Owned	Regional operations and administration
Neuquen, Argentina	Leased	Regional operations
New Iberia, Louisiana	Leased	Regional operations
Broussard, Louisiana	Leased	Regional operations
Villahermosa, Mexico	Leased	Regional operations

ESSA
Den Helder, the Netherlands	Owned/Leased	Regional operations and administration
Stavanger, Norway	Leased	Regional operations

MENA
Al Khobar, Saudi Arabia	Leased	Corporate office and regional operations
Dubai, United Arab Emirates	Owned/Leased	Regional operations and administration
Hassi Messaoud, Algeria	Leased	Regional operations

APAC
Kuala Lumpur, Malaysia	Leased	Regional operations and administration
Labuan, Malaysia	Leased	Regional operations
Perth, Australia	Leased	Regional operations

Our largest manufacturing facilities are located in Aberdeen, Scotland and Lafayette, Louisiana, where we design, manufacture and/or assemble a substantial portion of our service equipment. We believe the facilities that we currently occupy are suitable for their intended use.

Item 3. Legal Proceedings

Information related to Item 3. “Legal Proceedings” is included in Note 18 “Commitments and contingencies” to the consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NYSE under the symbol “XPRO”.

On February 16, 2024, we had 110,079,739 shares of common stock outstanding. The common shares outstanding at February 16, 2024, were held by approximately 20 record holders. The actual number of shareholders is greater than the number of holders of record.

Dividend Policy

The declaration and payment of future dividends will be at the discretion of our Board and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements, restrictions contained in our financing agreements and general business conditions. Accordingly, there can be no assurance that we will pay dividends.

Unregistered Sales of Equity Securities

We did not have any sales of unregistered equity securities during the year ended December 31, 2023, that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

On October 25, 2023, the Board approved an extension to the stock repurchase program first approved on June 16, 2022. Pursuant to the extended stock repurchase program, the Company is authorized to acquire up to $100.0 million of its outstanding common stock from October 25, 2023 through November 24, 2024 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. During the year ended December 31, 2023, we repurchased approximately 1.2 million shares of our common stock under the Stock Repurchase Program for a total cost of approximately $20.0 million, including shares repurchased prior to the extension of the Stock Repurchase Program.

Following is a summary of repurchases of our common stock during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
October 1 - October 31	--	$--	--	$100,000,000
November 1 - November 30	642,334	$15.59	642,334	$89,987,162
December 1 - December 31	--	$--	--	$89,987,162
Total	642,334	$15.59	642,334

1)	This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. We administer cashless settlements and do not repurchase stock in connection with cashless settlements.
2)

Our Board authorized a program to repurchase our common stock from time to time. Approximately $90.0 million remained authorized for repurchases as of December 31, 2023, subject to the limitation set in our shareholder authorization for repurchases of our common stock.

Performance Graph

The following performance graph compares the performance of our common stock to the Russell 2000 Index, the SPDR S&P Oil & Gas Equipment & Services ETF (“XES”) and to a peer group established by management. The peer group consists of the following companies: Baker Hughes Company, ChampionX Corporation, Core Laboratories N.V., Dril-Quip, Inc., TechnipFMC plc, Halliburton Company, Helix Energy Solutions Group Inc., National Energy Services Reunited Corp., Patterson-UTI Energy, Inc. (which acquired NexTier Oilfield Solutions Inc., a member of our peer group for 2022), Oceaneering International, Inc., NOV Inc. and Schlumberger Limited.

If a company selects a different index from that used in the immediately preceding fiscal year, the company’s stock performance must be compared with both the newly-selected index and the index used in the immediately preceding year. Accordingly, the graph below compares the cumulative total return to holders of our common stock with the cumulative total returns of the Russell 2000 Index, the PHLX Oil Service Sector Index (which was selected as an index for 2022), SPDR S&P Oil & Gas Equipment & Services ETF and our peer group for the period from December 31, 2018 through December 31, 2023. The graph assumes that the value of the investment in our common stock was $100 at December 31, 2018 and for each index (including reinvestment of dividends) and tracks the return on the investment through December 31, 2023. The shareholder return set forth herein is not necessarily indicative of future performance.

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

Item 6. Reserved

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals and our current expectations with respect to, among other things:

•	our business strategy and prospects for growth;
•	our cash flows and liquidity;
•	our financial strategy, budget, projections and operating results;
•	the amount and timing of any future share repurchases;
•	the amount, nature and timing of capital expenditures;
•	the availability and terms of capital;
•	the exploration, development and production activities of our customers;
•	the market for our existing and future products and services;
•	competition and government regulations; and
•

general economic and political conditions, including political tensions, conflicts and war (such as the ongoing Russian war in Ukraine and heightened tensions resulting from the ongoing conflicts in the Middle East).

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

•	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations;
•	unique risks associated with our offshore operations (including the ability to recover, and to the extent necessary, service and/or economically repair any equipment located on the seabed);
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

•	policy or regulatory changes;
•	the overall timing and level of transition of the global energy sector from fossil-based systems of energy production and consumption to more renewable energy sources; and
•	perception related to our ESG performance as well as current and future ESG reporting requirements.

These and other important factors that could affect our operating results and performance are described in (i) Part I, Item 1A. “Risk Factors” and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K, and elsewhere within this Form 10-K, (ii) our other reports and filings we make with the SEC from time to time and (iii) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-K occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements in this section.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data” included in this Form 10-K.

This section contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations, and involve risks and uncertainties. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements because of various factors, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements,” Part I, Item 1A. “Risk Factors” and elsewhere in this Form 10-K.

This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

With roots dating to 1938, we have approximately 8,000 employees and provide services and solutions to leading exploration and production companies in both onshore and offshore environments in approximately 60 countries.

Our broad portfolio of products and services are designed to enhance production and improve recovery across the well lifecycle from exploration through abandonment, including:

Well Construction
•	Our well construction products and services support customers’ new wellbore drilling, wellbore completion and recompletion, and wellbore plug and abandonment requirements. In particular, we offer advanced technology solutions in drilling, tubular running services, cementing and tubulars. With a focus on innovation, we are continuing to advance the way wells are constructed by optimizing process efficiency on the rig floor, developing new methods to handle and install tubulars and mitigating well integrity risks. We believe we are a market leader in deepwater tubular running services and solutions. In recent years, we have added a range of lower-risk, open water cementing solutions, including the proprietary SeaCure® and QuikCure® solutions. We also offer a range of performance drilling tools designed to mitigate risk and optimize drilling efficiency.

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

•

Subsea well access: With 40 years of experience providing a wide range of fit-for-purpose subsea well access solutions, our technology aims to provide safe well access and optimized production throughout the lifecycle of the well. We provide what we believe to be the most reliable, efficient and cost-effective subsea well access systems for exploration and appraisal, development, intervention and abandonment, including an extensive portfolio of standard and bespoke Subsea Test Tree Assemblies, a rig-deployed Intervention Riser System (“IRS”) and a vessel-deployed, wire through water Riserless Well Intervention System (“RWIS”). We also provide systems integration and project management services.

•

Well intervention and integrity: We provide well intervention solutions to acquire and interpret well data, maintain well bore integrity and improve production. In addition to our extensive fleet of mechanical and cased hole wireline units, we have recently introduced a number of cost-effective, innovative well intervention services, including CoilHose™, a lightweight, small-footprint solution for wellbore lifting, cleaning and chemical treatments; Octopoda™, for fluid treatments in wellbore annuli; and Galea™, an autonomous well intervention solution. We also possess several other distinct technical capabilities, including non-intrusive metering technologies and wireless telemetry systems for reservoir monitoring.

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

For the year ended December 31, 2023, approximately 82% of our revenue was generated outside of the United States and approximately 66% of our revenue was generated by activities related to offshore oil and gas operations. Approximately 63% of our revenue was generated by services tied to drilling and completions-related activities, which are generally funded by customers’ capital expenditures, and approximately 37% of our revenue was generated by production optimization related activities, which are generally funded by customers’ operating expenditures.

Market Conditions and Price of Oil and Gas

The fourth quarter of 2023 has seen continued growth and increased activity as the market rebounds from the effects of the COVID-19 pandemic and Russia’s invasion of Ukraine, with limited effect currently from the heightened tensions resulting from the ongoing conflicts in the Middle East. There are a number of market factors that have had, and may continue to have, an effect on our business, including:

•	The market for energy services and our business are substantially dependent on the price of oil and, to a lesser extent, the regional price of gas, which are both driven by market supply and demand. Changes in oil and gas prices impact customer willingness to spend on exploration and appraisal, development, production, and abandonment activities. The extent of the impact of a change in oil and gas prices on these activities varies extensively between geographic regions, types of customers, types of activities and the financial returns of individual projects.

•	Average daily oil demand in the fourth quarter of 2023 exceeded average daily demand levels in 2022, with liquid demand recovering to annualized 2019 levels in 2023. Brent crude oil prices have been returning to mid-year levels (average $75/bbl in June) through the fourth quarter, declining from an average of $91/bbl in October to an average of $78/bbl in December. The Brent price decrease came despite the announcement of an extension by Organization of Petroleum Exporting Countries and certain other oil producing nations (“OPEC+”) of supply cuts amid ongoing concerns about global oil demand growth and rising global oil inventories, which were estimated to increase by 0.8 million b/d in the fourth quarter.

•	Activity related to gas and liquified natural gas (“LNG”) production (and associated asset development) continues to grow within our ESSA and MENA regions in support of Europe’s ongoing drive to diversify away from its reliance on Russian pipeline gas supplies over the long term. More broadly, the energy security and transition imperatives of policymakers in the U.S. and Europe are expected to result in increased investment in global gas development.

•	International, offshore and deepwater activity continued to strengthen throughout 2023 as operator upstream investments increased to pre-pandemic levels. We also experienced an increased demand for services and solutions related to brownfield and production enhancement and infield development programs as operators strive to maximize their previous investments and maintain production with a lower carbon footprint. In addition, we have seen an increase in demand for early production facilities and production optimization technologies, especially in support of gas and LNG developments.

•	The clean energy transition continues to gain momentum. We believe, however, that hydrocarbons, and natural gas in particular, will continue to play a vital role in the transition towards more sustainable energy resources, and the existing expertise and future innovation within the energy services sector, both to reduce emissions and enhance efficiency, will be critical. We are already active in the early-stage carbon capture and storage segment and have expertise and established operations within the geothermal and flare reduction segments. We continue to develop technologies to enhance the sustainability of our customers’ operations which, along with our digital transformation initiatives, are expected to enable us to continue to support our customers’ commercial and environmental initiatives. As the industry changes, we continue to evolve our approach to adapt and help our customers develop more sustainable energy solutions.

Outlook

Global liquids demand growth continued in the final quarter of 2023 and is forecast to continue to grow in 2024. Demand growth combined with a slowing production growth due to the extension of voluntary OPEC+ supply cuts, as well as reduced non-OPEC supply growth, is expected to lead to inventory withdrawals in the first quarter of 2024, which in turn will continue to support higher oil prices.

The U.S. Energy Information Administration (“EIA”) predicts that global liquid fuels consumption will average 102.5 million b/d in 2024, continuing growth from pre-pandemic levels and increasing by 1.4 million b/d over 2023. Global liquids demand is then expected to grow by an additional 1.2 million b/d to reach 103.7 million b/d in 2025. Global liquids demand growth is mostly from countries outside the Organization for Economic Co-operation and Development (“OECD”) in Asia, led by China and India, with OECD countries demand growth expected to remain mostly flat in 2024 and 2025.

The EIA forecasts that global liquids production will average 102.3 million b/d in 2024 - an increase of 0.6 million b/d over 2023 – and average 104.0 million b/d in 2025, a further 1.6 million b/d increase over 2024. Supply growth in 2024 is down from the increases seen in 2023 as a result of extended OPEC+ production cuts and slowing non-OPEC growth. OPEC+ crude oil production is expected to decline by 0.6 million b/d in 2024, which is offset by 1.2 million b/d production growth outside of the group. The main drivers of the slowdown in production growth are the United States, Canada and Brazil, offset by supply growth from Guyana.

As a result of the inventory withdrawals expected in the first quarter of 2024, the EIA forecasts that Brent prices will average $85/bbl for this period. Supply and demand dynamics are then expected to improve with relatively balanced markets for the remainder of 2024 placing downward pressure on crude oil prices. As a result, the EIA expects Brent crude oil prices to average $82/bbl for 2024 and $79/bbl for 2025.

In addition to the continued positive oil market outlook, global natural gas prices are expected to remain elevated as the market remains fundamentally tight.

The EIA estimates that annual average Henry Hub prices will remain under $3.00 per million British thermal unit (“MMBtu”) for 2024 and 2025, though they are expected to increase from an average of $2.54/MMBtu in 2023 to reach $2.66/MMBtu in 2024 and $2.95/MMBtu in 2025, respectively. The modest increase in prices is driven by an increase in LNG exports, however, further upward pricing pressure is limited by high levels of inventory. Rystad Energy forecasts spot prices at the European Title Transfer Facility and Northeast Asian LNG will average $12.20/MMBtu and $13.20/MMBtu respectively for 2024, as balances have loosened through a milder winter. Prices are expected to see higher than normal volatility where shocks in demand or supply may drive short-term price spikes.

Consequently, the market outlook for 2024 is generally constructive with high commodity prices relative to the last several years driving growth in exploration and production expenditures and the highest level of upstream investment expected since 2015. Strong investment growth is expected in the deepwater and offshore shelf segments with support from large projects in Norway, Brazil, Guyana and the continuation of production capacity expansion projects in the Middle East, driven by Saudi Arabia, the United Arab Emirates and Qatar.

As a result, we expect demand for our services and solutions to continue trending positively throughout 2024. The following provides an outlook for 2024 by our reporting segments based on data from Spears and Associates, Inc.

NLA: Drilling activity in North America is forecast to decline by 6% in 2024 to an average of 648 active rigs as both large and small operators strive for continued capital discipline, creating a ceiling on potential growth as they prioritize financial returns. Completion activity is expected to hold steady in 2024, with a total of about 18,100 well completions and 13,000 frac jobs. The uptick in merger and acquisition activity in 2023 and continuing into 2024 may contribute to a slower recovery in drilling activity as new owners prioritize production growth from existing assets. In Latin America, drilling activity is estimated to increase by 6% in 2024 to an average of 191 active rigs, accounting for over 2,500 new wells driven by Mexico, Argentina and Brazil. Mexico, Argentina and Colombia are expected to collectively account for 75-80% of overall Latin American rig activity in 2024. After Brazil, the top four producing nations in Latin America are Mexico, Venezuela, Colombia and Argentina, with Guyana expected to soon take over third place.

ESSA: European drilling activity is now expected to average 101 active rigs in 2024, up by 4%, accounting for over 850 new wells. Ukraine, Norway and the U.K. are expected to collectively account for over approximately 75% of overall European rig activity in 2024. Onshore drilling in Europe is forecast to average 68 active rigs in 2024, up by 5%, accounting for over 450 new wells. Offshore drilling activity is predicted to grow by 3% in 2024, averaging 33 active rigs as North Sea activity is constrained by the exodus of rigs from Norwegian waters for international contracts in Namibia, Brazil and Australia. Drilling activity in Africa is projected to average 156 active rigs in 2024, up by 15%, accounting for almost 1,250 new wells, with activity in Namibia and Uganda continuing to increase. Onshore drilling activity is expected to improve by 16% in 2024 to average 124 active rigs, drilling 850 new wells, while offshore drilling activity is predicted to increase by 10% to average 32 active rigs, drilling around 375 new wells.

MENA: In the Middle East, drilling activity is now expected to average 343 active rigs in 2024, up by 9%, accounting for almost 2,600 new wells. Saudi Arabia, Iraq and Abu Dhabi are expected to collectively account for around 65% of overall Middle Eastern rig activity in 2024. The growth is driven by analysts estimates that state-owned national oil companies in the region could potentially spend up to $100 billion this year on upstream investment, despite some projections that crude oil could reach peak demand before the end of this decade. Onshore drilling in the Middle East is now projected to increase by 10% in 2024 to an average of 296 active land rigs, drilling about 2,500 new wells, while offshore activity is forecast to increase by 12%, averaging 46 active rigs drilling almost 340 new wells. In addition, there is increasing focus on carbon capture, utilization and storage projects, with one NOC recently doubling its CO2 capture target, for example

APAC: Based on the outlook for oil prices, drilling activity in the Asia Pacific region is now forecast to average 191 active rigs in 2024, up by 6%, accounting for almost 2,800 new wells. India, Indonesia and Australia are projected to collectively account for around 75% of overall rig activity in the region in 2024. Onshore drilling in the region is forecast to increase by 5% to average 143 active land rigs drilling about 1,750 new wells, while offshore activity is projected to rise by 7% to an average of 48 active rigs, accounting for a total of almost 1,050 new wells. LNG development projects are driving the activity growth in Australia and Indonesia as operators look to meet the increased global demand driven by energy security concerns and the energy transition.

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

Adjusted EBITDA, Adjusted Cash Flow from Operations and Cash Conversion are non-GAAP financial measures. Please refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial performance measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and a reconciliation of Adjusted Cash Flow from Operations to net cash provided by (used in) operating activities, the most directly comparable liquidity measure calculated and presented in accordance with GAAP.

Executive Overview

Year ended December 31, 2023 compared to year ended December 31, 2022

Certain highlights of our financial results and other key developments include:

•	Revenue for the year ended December 31, 2023 increased by $233.4 million, or 18.2%, to $1,512.8 million, compared to $1,279.4 million for the year ended December 31, 2022. Activity and revenue across all our geography-based operating segments increased during the year ended December 31, 2023, most notably in ESSA. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•	We reported a net loss for the year ended December 31, 2023 of $23.4 million, compared to a net loss of $20.1 million for the year ended December 31, 2022. The increase in net loss primarily reflects higher depreciation and amortization expense of $32.5 million, higher severance and other expense of $6.6 million, higher interest and finance expense of $3.7 million, higher income tax expense of $3.1 million, lower other income of $1.9 million, and higher stock-based compensation expense of $1.1 million, partially offset by higher Adjusted EBITDA of $42.7 million and lower merger and integration expense of $3.8 million.

•

Adjusted EBITDA for the year ended December 31, 2023 increased by $42.7 million, or 20.7%, to $248.9 million from $206.2 million for the year ended December 31, 2022. Adjusted EBITDA margin increased to 16.5% during the year ended December 31, 2023, as compared to 16.1% during the year ended December 31, 2022. The increase in Adjusted EBITDA and Adjusted EBITDA margin is primarily attributable to higher revenue and a more favorable activity mix. The increase is offset by unrecoverable costs associated with our light well intervention (“LWI”) business in APAC. Adjusted EBITDA for the year ended December 31, 2023 includes unrecoverable LWI-related costs in APAC of $35.9 million. Adjusted EBITDA for the year ended December 31, 2022 includes unrecoverable LWI-related costs in APAC of $27.7 million. Excluding unrecoverable LWI-related costs, Adjusted EBITDA for the years ended December 31, 2023 and 2022 would have been $284.8 million and $233.9 million, and Adjusted EBITDA margin would have been 18.8% and 18.3%, respectively.

The Company suspended vessel-deployed LWI operations during the third quarter of 2023 following a wire failure on the main crane of a third-party owned vessel working with Expro while the crane was suspending the subsea module of Expro’s vessel-deployed LWI system. We are continuing to work with the relevant stakeholders and independent experts to assess the incident. Fourth quarter results include unrecoverable LWI-related costs of $4.3 million. The well control package and lubricator components of this vessel-deployed LWI system have been safely recovered, but we have determined not to participate in the recovery of the subsea module from the seabed. We are continuing to determine the path forward for our vessel-deployed LWI operations, including what alternative service delivery options and service partner options are available to the Company, and the timing and cost (including potential damage claims) of completing customer work scopes for which our vessel-deployed LWI system was integral. At this time, we are not able to assess the timing and potential cost of completing customer work scopes but do not expect such costs to be material to Expro’s financial results.

•	Net cash provided by operating activities was $138.3 million during the year ended December 31, 2023 as compared to $80.2 million during the year ended December 31, 2022. The increase of $58.1 million in net cash provided by operating activities for the year ended December 31, 2023 was primarily driven by increase in Adjusted EBITDA of $42.7 million and favorable movement in working capital by $22.0 million, partially offset by higher payments for income taxes of $11.1 million for the year ended December 31, 2023. Adjusted Cash Flow from Operations and Cash Conversion for the year ended December 31, 2023 were $170.2 million and 68.4%, respectively, compared to $115.3 million and 55.9%, respectively, for the year ended December 31, 2022

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

We define Adjusted EBITDA as net income (loss) adjusted for (a) income tax expense (benefit), (b) depreciation and amortization expense, (c) impairment expense, (d) severance and other expense, net, (e) stock-based compensation expense, (f) merger and integration expense, (g) (gain) loss on disposal of assets, (h) other (income) expense, net, (i) interest and finance (income) expense, net and (j) foreign exchange (gain) loss. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of revenues.

We define Adjusted Cash Flow from Operations as net cash provided by (used in) operating activities adjusted for cash paid during the period for interest, net, severance and other expense and merger and integration expense. We define Cash Conversion as Adjusted Cash Flow from Operations divided by Adjusted EBITDA.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented (in thousands):

	Year ended
	December 31,
	2023	2022	2021
Net loss	$(23,360)	$(20,145)	$(131,891)

Income tax expense	$44,307	$41,247	$16,267
Depreciation and amortization expense	172,260	139,767	123,866
Severance and other expense	14,388	7,825	7,826
Merger and integration expense	9,764	13,620	47,593
Gain on disposal of assets	-	-	(1,000)
Other income, net (1)	(1,234)	(3,149)	(3,992)
Stock-based compensation expense	19,574	18,486	54,162
Foreign exchange losses	9,238	8,341	4,314
Interest and finance expense, net	3,943	241	8,795
Adjusted EBITDA (2)	$248,880	$206,233	$125,940

Adjusted EBITDA Margin	16.5%	16.1%	15.3%

(1)

Other expense (income), net, is comprised of immaterial, unusual or infrequently occurring transactions which, in management’s view, do not provide useful measures of the underlying operating performance of the business.

(2)	Excluding $35.9 million of unrecoverable LWI-related costs during the year ended December 31, 2023, Adjusted EBITDA would have been $284.8 million and Adjusted EBITDA margin would have been 18.8%. Excluding $27.7 million of unrecoverable LWI-related costs during the year ended December 31, 2022, Adjusted EBITDA would have been $233.9 million and Adjusted EBITDA margin would have been 18.3%.

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Cash Flow from Operations for each of the periods presented (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Net cash provided by operating activities	$138,309	$80,169	$16,144
Cash paid during the year for interest, net	2,177	3,851	4,192
Cash paid during the year for severance and other expense	12,304	3,970	8,052
Cash paid during the year for merger and integration expense	17,403	27,344	36,921
Adjusted Cash Flow from Operations	$170,193	$115,334	$65,309

Adjusted EBITDA	$248,880	$206,233	$125,940

Cash Conversion	68.4%	55.9%	51.9%

Selected Unaudited Financial Information for the Three Months Ended December 31, 2023 and September 30, 2023

Operating Segment Results

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the three months ended December 31, 2023 and September 30, 2023:

	Three Months Ended		Percentage
(in thousands)	December 31, 2023	September 30, 2023	December 31, 2023	September 30, 2023
NLA	$145,490	$105,252	35.8%	28.5%
ESSA	133,846	135,395	32.9%	36.6%
MENA	65,363	58,057	16.1%	15.7%
APAC	62,051	71,114	15.3%	19.2%
Total Revenue	$406,750	$369,818	100.0%	100.0%

The following table shows the Segment EBITDA and Segment EBITDA as a percentage of total revenue by segment (“Segment EBITDA margin”) and a reconciliation to income (loss) before income taxes for the three months ended December 31, 2023 and September 30, 2023:

	Three Months Ended		Segment EBITDA Margin
(in thousands)	December 31, 2023	September 30, 2023	December 31, 2023	September 30, 2023
NLA	$44,325	$19,967	30.5%	19.0%
ESSA	40,990	39,268	30.6%	29.0%
MENA	21,271	16,871	32.5%	29.1%
APAC	5,337	(4,286)	8.6%	(6.0)%
Total Segment EBITDA	$111,923	$71,820	27.5%	19.4%
Corporate costs	(31,894)	(24,070)
Equity in income of joint ventures	5,117	2,495
Depreciation and amortization expense	(62,874)	(37,414)
Merger and integration expense	(5,432)	(817)
Severance and other expense	(8,901)	(1,897)
Stock-based compensation expense	(4,892)	(4,934)
Foreign exchange loss	(4,608)	(4,260)
Other income (expense), net	4,774	(1,129)
Interest and finance expense, net	(2,255)	(373)
Income (loss) before income taxes	$958	$(579)

Quarter ended December 31, 2023 compared to quarter ended September 30, 2023

NLA

Revenue for the NLA segment was $145.5 million for the three months ended December 31, 2023, an increase of $40.2 million, or 38.2%, compared to $105.3 million for the three months ended September 30, 2023. The increase was primarily due to additional subsea well access revenue following the acquisition of PRT Offshore at the beginning of the fourth quarter, higher well flow management revenue in Mexico, and higher well construction revenue in the U.S. due to increased customer activity.

Segment EBITDA for the NLA segment was $44.3 million, or 30.5% of revenues, during the three months ended December 31, 2023, compared to $20.0 million, or 19.0% of revenues, during the three months ended September 30, 2023. The increase of $24.3 million in Segment EBITDA was attributable to higher activity and the increase in Segment EBITDA margin was attributable to improved operating leverage and a more favorable activity mix during the three months ended December 31, 2023.

ESSA

Revenue for the ESSA segment was $133.8 million for the three months ended December 31, 2023, a decrease of $1.6 million, or 1.2%, compared to $135.4 million for the three months ended September 30, 2023. The decrease in revenues was primarily driven by lower well flow management revenue in Congo, partially offset by higher well flow management and subsea well access revenue in Equatorial Guinea.

Segment EBITDA for the ESSA segment was $41.0 million, or 30.6% of revenues, for the three months ended December 31, 2023, an increase of $1.7 million, or 4.3%, compared to $39.3, or 29.0% of revenues, for the three months ended September 30, 2023. The increase in Segment EBITDA and Segment EBITDA margin was primarily attributable to a more favorable activity mix during the three months ended December 31, 2023.

MENA

Revenue for the MENA segment was $65.4 million for the three months ended December 31, 2023, an increase of $7.3 million, or 12.6%, compared to $58.1 million for the three months ended September 30, 2023. The increase in revenue was driven by higher well flow management services revenue in Algeria and the Kingdom of Saudi Arabia and by higher well construction revenue in Morocco.

Segment EBITDA for the MENA segment was $21.3 million, or 32.5% of revenues, for the three months ended December 31, 2023, an increase of $4.4 million, or 26.0%, compared to $16.9 million, or 29.1% of revenues, for the three months ended September 30, 2023. The increase in Segment EBITDA and Segment EBITDA margin was primarily due to higher activity, improved operating leverage and a more favorable activity mix during the three months ended December 31, 2023.

APAC

Revenue for the APAC segment was $62.1 million for the three months ended December 31, 2023, a decrease of $9.0 million, or 12.7%, compared to $71.1 million for the three months ended September 30, 2023. The decrease in revenue was primarily due to lower subsea well access revenue in Australia, where we suspended vessel-deployed LWI operations, and China, partially offset by higher subsea well access revenue in Malaysia and well flow management revenue in Malaysia and Australia.

Segment EBITDA for the APAC segment was $5.3 million, or 8.6% of revenues, for the three months ended December 31, 2023, an increase of $9.6 million compared to ($4.3) million, or (6.0)% of revenues, for the three months ended September 30, 2023. The increase in Segment EBITDA (despite the decrease in revenues) was primarily due to lower operating costs within our LWI business during the three months ended December 31, 2023 following our suspension of vessel-deployed LWI operations during the third quarter of 2023. For the three months ended December 31, 2023, Segment EBITDA includes unrecoverable LWI-related costs of $4.3 million. Segment EBITDA for the three months ended September 31, 2023 include unrecoverable LWI-related costs of $15.3 million. Excluding unrecoverable LWI-related costs, APAC Segment EBITDA for the fourth and third quarter of 2023 would have been $9.6 million or 15.5% of revenue and $11.0 million or 15.5% of revenue, respectively.

Results of Operations for the years ended December 31, 2023, 2022 and 2021

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

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the years ended December 31, 2023, 2022 and 2021:

	Year Ended			Percentage
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2023	December 31, 2022	December 31, 2021
NLA	$511,800	$499,813	$193,156	33.8%	39.1%	23.4%
ESSA	520,951	389,342	300,557	34.4%	30.4%	36.4%
MENA	233,528	201,495	171,136	15.4%	15.7%	20.7%
APAC	246,485	188,768	160,913	16.3%	14.8%	19.5%
Total Revenue	$1,512,764	$1,279,418	$825,762	100.0%	100.0%	100.0%

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to income (loss) before income taxes for the years ended December 31, 2023 and December 31, 2022:

	Year Ended			Segment EBITDA Margin
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2023	December 31, 2022	December 31, 2021
NLA	$132,869	$135,236	$32,254	26.0%	27.1%	16.7%
ESSA	136,007	74,681	53,336	26.1%	19.2%	17.7%
MENA	71,201	63,315	56,312	30.5%	31.4%	32.9%
APAC (1)	1,805	4,850	33,444	0.7%	2.6%	20.8%
Total Segment EBITDA	$341,882	$278,082	$175,346
Corporate costs (2)	(105,855)	(87,580)	(66,153)
Equity in income of joint ventures	12,853	15,731	16,747
Depreciation and amortization expense	(172,260)	(139,767)	(123,866)
Merger and integration expense	(9,764)	(13,620)	(47,593)
Severance and other expense	(14,388)	(7,825)	(7,826)
Stock-based compensation expense	(19,574)	(18,486)	(54,162)
Foreign exchange loss	(9,238)	(8,341)	(4,314)
Other income, net	1,234	3,149	3,992
Gain on disposal of assets	-	-	1,000
Interest and finance expense, net	(3,943)	(241)	(8,795)
Income (loss) before income taxes	$20,947	$21,102	$(115,624)

(1)	Excluding $35.9 million of unrecoverable LWI-related costs during the year ended December 31, 2023, APAC Segment EBITDA would have been $37.7 million and Segment EBITDA margin would have been 15.3%. Excluding $27.7 million of unrecoverable LWI-related costs during the year ended December 31, 2022, APAC Segment EBITDA would have been $32.6 million and APAC Segment EBITDA margin would have been 17.3%.
(2)

Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

Year ended December 31, 2023 compared to the year ended December 31, 2022

NLA

Revenue for the NLA segment was $511.8 million for the year ended December 31, 2023, an increase of $12.0 million, or 2.4%, compared to $499.8 million for the year ended December 31, 2022. The increase in revenue is primarily due to higher subsea well access revenue in the U.S., higher well intervention and integrity activity in South America, and higher well construction activity in Mexico, offset by lower well flow management revenue in Mexico and Canada.

Segment EBITDA for the NLA segment was $132.9 million, or 26.0% of revenues, during the year ended December 31, 2023, compared to $135.2 million or 27.1% of revenues during the year ended December 31, 2022, a decrease of $2.3 million. The decrease was attributable to less favorable activity mix during the year ended December 31, 2023.

ESSA

Revenue for the ESSA segment was $521.0 million for the year ended December 31, 2023, an increase of $131.7 million, or 33.8%, compared to $389.3 million for the year ended December 31, 2022. The increase is primarily attributable to higher well flow management revenue during the year ended December 31, 2023, driven by a long-term, LNG related construction project in Congo. The increase in Congo revenue was supplemented by higher well intervention and integrity revenue in the U.K. and higher subsea well access revenue in Central and West Africa, Angola and Azerbaijan partially offset by lower subsea revenue in Norway. Also contributing to the increase in revenue was higher well construction revenue in Southeast Africa, offset by lower well construction revenue in Norway.

Segment EBITDA for the ESSA segment was $136.0 million, or 26.1% of revenues, during the year ended December 31, 2023, compared to $74.7 million, or 19.2% of revenues, during the year ended December 31, 2022, an increase of $61.3 million. The increase was attributable to higher activity, improved absorption of geography-based support costs, and more favorable activity mix during the year ended December 31, 2023.

MENA

Revenue for the MENA segment was $233.5 million for the year ended December 31, 2023, an increase of $32.0 million, or 15.9%, compared to $201.5 million for the year ended December 31, 2022. The increase was driven by higher well flow management, well construction and well intervention and integrity revenue in Saudi Arabia, and higher well construction revenue in the United Arab Emirates, Egypt, and Morocco.

Segment EBITDA for the MENA segment was $71.2 million, or 30.5% of revenues, during the year ended December 31, 2023, compared to $63.3 million, or 31.4% of revenues during the year ended December 31, 2022. The increase of $7.9 million was attributable to higher activity during the year ended December 31, 2023.

APAC

Revenue for the APAC segment was $246.5 million for the year ended December 31, 2023, an increase of $57.7 million, or 30.6%, compared to $188.8 million for the year ended December 31, 2022. The increase was primarily attributable to higher subsea well access revenue in Australia, China and Malaysia. Also contributing to the increase was higher well intervention and integrity and well construction activity in Southeast Asia.

Segment EBITDA for the APAC segment was $1.8 million, or 0.7% of revenues, during the year ended December 31, 2023, compared to $4.9 million, or 2.6% of revenues, during the year ended December 31, 2022. The decrease in Segment EBITDA despite the increase in revenues was primarily due to unrecoverable LWI-related costs in APAC of $35.9 million incurred during the year ended December 31, 2023. Comparatively, during the year ended December 31, 2022, the Company incurred unrecoverable LWI-related costs of $27.7 million. Excluding $35.9 million and $27.7 million of unrecoverable LWI-related costs during the years ended December 31, 2023 and 2022, respectively, APAC Segment EBITDA would have been $37.7 million and $32.6 million and APAC segment Adjusted EBITDA margin would have been 15.3% and 17.3%, respectively.

Corporate Costs

Corporate costs for the year ended December 31, 2023 increased by $18.3 million, or 20.9%, to $105.9 million, as compared to $87.6 million, for the year ended December 31, 2022. The increase in the corporate costs is generally proportional with increases in activity and revenue year over year.

Equity in income of joint ventures

Equity in income of joint ventures for the year ended December 31, 2023 decreased by $2.8 million, or 17.8%, to $12.9 million as compared to $15.7 million for the year ended December 31, 2022. The decrease reflects lower income from our joint venture in China compared to the previous year.

Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2023 increased by $32.5 million or 23.2% to $172.3 million as compared to $139.8 million for the year ended December 31, 2022. The increase was primarily due to $19.3 million of accelerated depreciation expense related to the subsea module (“SSM”) of Expro’s vessel-deployed LWI system and related equipment.

Merger and integration expense

Merger and integration expense for the year ended December 31, 2023 decreased by $3.8 million, to $9.8 million as compared to $13.6 million for the year ended December 31, 2022. The decrease was primarily attributable to lower legal and other professional fees, and lower integration and other costs related to acquisitions incurred during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Severance and other expense

Severance and other expense for the year ended December 31, 2023 increased by $6.6 million, to $14.4 million as compared to $7.8 million for the year ended December 31, 2022. The increase was primarily attributable to unrecoverable LWI-related costs and a change in the fair value of deferred consideration.

Other income

Other income for the year ended December 31, 2023 was $1.2 million as compared to other income of $3.1 million for the year ended December 31, 2022. The decrease of $1.9 million is primarily attributable to increase in interest cost on post retirement benefits.

Interest and finance expense, net

Interest and finance expense, net, for the year ended December 31, 2023, was $3.9 million compared to $0.2 million for the year ended December 31, 2022. The increase in interest and finance expense of $3.7 million was primarily due to fees incurred with respect to the Amended and Restated Facility Agreement (as defined below) established during the year ended December 31, 2023.

Income tax (expense) benefit

Income tax expense for the year ended December 31, 2023 was $44.3 million, compared to an income tax expense of $41.2 million for the year ended December 31, 2022. Our statutory tax rate for the years ended December 31, 2023 and December 31, 2022 was 25.8%. The effective tax rate was 547.4% and 768.0% for the years ended December 31, 2023 and 2022 respectively. Our effective income tax rate fluctuates from the statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates along with jurisdictions utilizing a deemed profit taxation regime, the impact of valuation allowances, foreign inclusions and other permanent differences related to the recognition of income and expense.

Liquidity and Capital Resources

Liquidity

Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. As of December 31, 2023, total available liquidity was $298.4 million, including cash and cash equivalents and restricted cash of $151.7 million and $146.7 million available for borrowings under our Amended and Restated Facility Agreement. Expro believes these amounts, along with cash generated by ongoing operations, will be sufficient to meet future business requirements for the next 12 months and beyond. Our primary sources of liquidity have been cash flows from operations. Our primary uses of capital have been for capital expenditures, acquisitions and repurchases of company stock. We monitor potential capital sources, including equity and debt financing, in order to meet our investment and liquidity requirements.

Our total capital expenditures are estimated to range between $130.0 million and $140.0 million for 2024. Our total capital expenditures were $122.1 million for the year ended December 31, 2023, out of which approximately 90% were used for the purchase or manufacture of equipment to directly support customer-related activities and approximately 10% for other property, plant and equipment, inclusive of software costs. The actual amount of capital expenditures for the purchase and manufacture of equipment may fluctuate based on market conditions. We continue to focus on preserving and protecting our strong balance sheet, optimizing utilization of our existing assets and, where practical, limiting new capital expenditures.

On October 25, 2023, the Board approved an extension to the stock repurchase program first approved on June 16, 2022. Pursuant to the extended stock repurchase program, we are authorized to acquire up to $100.0 million of our outstanding common stock from October 25, 2023 through November 24, 2024 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we may repurchase shares of our common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. During the year ended December 31, 2023, under the Stock Repurchase Program we repurchased 1.2 million shares of our common stock at an average price of $16.70 for a total cost of approximately $20.0 million, including shares repurchased prior to the extension of the Stock Repurchase Program. During the year ended December 31, 2022, we repurchased 1.1 million shares at an average price of $11.81 per share, for a total cost of $13.0 million under the preceding program.

Credit Facility

Revolving Credit Facility

On October 6, 2023, we amended and restated our previous facility agreement pursuant to an amendment and restatement agreement (the “Amended and Restated Facility Agreement”) with DNB Bank ASA, London Branch, as agent in order to extend the maturity of the Amended and Restated Facility Agreement for a further 36 months and increase the total commitments to $250.0 million, of which $166.7 million was available for drawdowns as loans and $83.3 million was available for letters of credit. The Company has the ability to increase the commitments to $350.0 million.

Please see Note 16 “Interest bearing loans” in the Notes to the Consolidated Financial Statements for additional information.

Cash flow from operating, investing and financing activities

Cash flows provided by our operations, investing and financing activities are summarized below (in thousands):

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$138,309	$80,169	$16,144
Net cash (used in) provided by investing activities	(148,232)	(71,206)	112,046
Net cash used in financing activities	(49,339)	(25,612)	(7,176)
Effect of exchange rate changes on cash activities	(6,032)	(4,738)	(1,876)
Net (decrease) increase to cash and cash equivalents and restricted cash	$(65,294)	$(21,387)	$119,138

Analysis of cash flow changes between the years ended December 31, 2023 and 2022

Net cash provided by operating activities

Net cash provided by operating activities was $138.3 million during the year ended December 31, 2023 as compared to $80.2 million during the year ended December 31, 2022. The increase in net cash provided by operating activities of $58.1 million, was primarily driven by an increase in Adjusted EBITDA of $42.7 million and favorable movement in working capital by $22.0 million, partially offset by higher payments for income taxes of $11.1 million for the year ended December 31, 2023.

Adjusted Cash Flow from Operations during the year ended December 31, 2023 was $170.2 million compared to $115.3 million during the year ended December 31, 2022. Our primary uses of net cash provided by operating activities were capital expenditures, acquisitions and repurchases of company stock.

Net cash used in investing activities

Net cash used in investing activities was $148.2 million during the year ended December 31, 2023 as compared to $71.2 million during the year ended December 31, 2022, an increase of $77.0 million. Our principal recurring investing activity is our capital expenditures. The increase in net cash used in investing activities was primarily due to increase in capital expenditures of $40.0 million, payment for acquisition of business of $28.7 million, lower proceeds from sale/maturity of investments of $10.8 million and lower proceeds from disposal of assets of $5.2 million. In addition, cash used to acquire technology of $7.9 million during 2022 was not repeated in 2023.

Net cash used in financing activities

Net cash used in financing activities was $49.1 million during the year ended December 31, 2023 as compared to $25.6 million during the year ended December 31, 2022. The increase of $23.5 million in net cash used in financing activities is primarily due to net repayments of long term borrowings of $15.1 million and an increase in the repurchase of our common stock of $7.0 million.

Off-balance sheet arrangements

We have outstanding letters of credit/guarantees that relate to performance bonds, custom/excise tax guaranties and facility lease/rental obligations. These were entered into in the ordinary course of business and are customary practices in the various countries where we operate. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements. As of December 31, 2023, we had no material off-balance sheet financing arrangements other than those discussed above.

Critical accounting policies and estimates

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires Expro to make estimates and assumptions that affect the reported amounts of revenues and associated costs as well as reported amounts of assets and liabilities and related disclosures of contingent liabilities. Certain accounting policies involve judgments and uncertainties. We evaluate estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

No impairment expense was recorded for goodwill during the years ended December 31, 2023, 2022 and 2021. We used the income approach and the market approach to estimate the fair value of our reporting units. The income approach estimates the fair value by discounting the reporting unit’s estimated future cash flows using what we believe to be an appropriate risk-adjusted rate. The market approach includes the use of comparative multiples to corroborate the discounted cash flow results and involves significant judgment in the selection of the appropriate peer group companies and valuation multiples. The inputs used in the determination of fair value are generally level 3 inputs.

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

The discount rate that we use reflects the market rate of a portfolio of high-quality corporate bonds with maturities approximately matching the expected timing of payment of the related benefit obligations. The discount rates used to determine the benefit obligations for our principal pension plans were 4.5% in 2023, 4.7% in 2022 and 1.8% in 2021, reflecting market interest rates. As of December 31, 2023, we estimate that a 1% increase or decrease in the discount rate would result in an impact of approximately $19.7 million to our present value of defined benefit obligations as of December 31, 2023.

The expected rate of return on plan assets represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation are expected to be paid, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The weighted average expected rate of return on plan assets for the pension plans was 5.8% in 2023, 5.6% in 2022 and 3.2% in 2021. A change in the expected rate of return of 1% would impact our net periodic pension expense by $1.4 million.

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

Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions in which we operate, and these assessments can result in additional taxes. Estimating the outcome of audits and assessments by the tax authorities involves uncertainty. We review the facts of each case and apply judgments and assumptions to determine the most likely outcome and provide for taxes, interest and penalties on this basis. In line with GAAP, we recognize the effects of a tax position in the consolidated financial statements when it is more likely than not that, based on the technical merits, some level of tax benefit related to a tax position will be sustained upon audit by tax authorities. Our experience has been that the estimates and assumptions used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide, and the potential exists that tax resulting from the resolution of current and potential future tax disputes may differ materially from the amount accrued. In such an event, we will record additional tax expense or tax benefit in the period in which such resolution occurs.

New accounting pronouncements

See Note 2 “Basis of presentation and significant accounting policies” in our consolidated financial statements under the heading “Recent accounting pronouncements”.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Financial risk factors

Our operations expose us to several financial risks, principally market risk (foreign currency risk and interest rate risk) and credit risk.

Foreign currency risk

Cash flow exposure

We expect many of the subsidiaries of our business to have future cash flows that will be denominated in currencies other than the United States Dollar (“USD”). Our primary cash flow exposures are revenues and expenses. Changes in the exchange rates between USD and other currencies in which our subsidiaries transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. We generally attempt to minimize our currency exchange risk by seeking to naturally hedge our exposure by offsetting non-USD denominated inflows with non-USD denominated local expenses. We generally do not enter into forward hedging agreements, and our largest exposures are to the British pound and Norwegian kroner, mainly driven by facility costs and employee compensation and benefits.

Transaction exposure

Many of our subsidiaries have assets and liabilities that are denominated in currencies other than the USD. Changes in the exchange rates between USD and the other currencies in which such liabilities are denominated can create fluctuations in our reported consolidated statements of operations and cash flows.

As of December 31, 2023, we estimate that a 5% appreciation (depreciation) in USD would result in a change in our net loss of approximately $2.8 million.

Interest rate risk

We are exposed to the impact of interest rate changes primarily through our borrowing activities. Borrowings under the Amended and Restated Facility Agreement bear interest at a rate per annum of the Secured Overnight Financing Rate (“SOFR”) subject to a 0.00% floor, plus an applicable margin of 3.75% (which is subject to a margin ratchet which reduces the margin in 4 step downs according to the Total Net Leverage Ratio (as defined in the Amended and Restated Facility Agreement)) for cash borrowings or 2.50% for letters of credit (which are similarly subject to a margin ratchet which reduces the margin in 4 step downs according to the Total Net Leverage Ratio). As of December 31, 2023, we had outstanding borrowings of $20 million. A 5% change in interest rates would have an approximate impact of $1.0 million on our results of operations and cash flows.

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

We extend credit to customers and other parties in the normal course of business and are thus subject to concentrations of customer credit risk. We have established various procedures to manage our credit exposure, including credit evaluations and maintaining an allowance for credit losses. We are also exposed to credit risk because our customers are concentrated in the oil and natural gas industry. This concentration of customers impacts overall exposure to credit risk because our customers may be similarly affected by changes in economic and industry conditions, including changes in oil and gas prices. We operate in approximately 60 countries and as such, our receivables are spread over many countries and customers. Accounts receivable in Algeria and the U.S. represented approximately 15% and 12%, respectively, of our net accounts receivable balance as of December 31, 2023. No other country accounted for greater than 10% of our accounts receivable balance. Our customer base is comprised of a large number of IOC, NOC, Independents and service partners from all major oil and gas locations around the world. The majority of our accounts receivable are due for payment in less than 90 days and largely comprise amounts receivable from IOCs and NOCs. We closely monitor accounts receivable and raise provisions for expected credit losses where it is deemed appropriate.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Expro Group Holdings N.V.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Expro Group Holdings N.V. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Goodwill – ESSA, NLA and APAC Reporting Units — Refer to Notes 2, 3, 4 and 15 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the discounted cash flow model and the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant assumptions related to short-term and long-term forecasts of operating performance, including revenue growth rates and profitability margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to the selection of the appropriate peer companies and valuation multiples. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment expense, or both. The goodwill balance was $247.7 million as of December 31, 2023, of which $83.3 million, $139.5 million and $19.4 million was allocated to the ESSA, NLA and APAC reporting units, respectively. The fair value of ESSA, NLA and APAC reporting units exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill for ESSA, NLA and APAC as a critical audit matter because of the significant judgments made by management when developing the fair value of its ESSA, NLA and APAC reporting units, the high degree of auditor judgment in performing procedures and evaluating audit evidence related to management’s anticipated future cash flows and significant assumptions related to short-term and long-term forecasts of operating performance, revenue growth rates, profitability margins and discount rates, and an increased extent of audit effort, including the need to involve professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the short-term and long-term forecasts of operating performance, including revenue growth rates and profitability margins, and the selection of discount rates for ESSA, NLA and APAC reporting units included the following, among others:

●	We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of ESSA, NLA and APAC, such as controls related to management’s forecasts and selection of the discount rates.

●	We evaluated management’s ability to accurately forecast future revenues and profitability margins by comparing actual results to management’s historical forecasts.

●	We evaluated the reasonableness of management’s short-term and long-term forecasts by comparing the forecasts to (1) historical results and (2) internal communications to management and the Board of Directors.

●	We evaluated the impact of changes in management’s forecast from October 31, 2023, the annual measurement date, to December 31, 2023.

●	With the assistance of our fair value specialists, we evaluated the terminal revenue growth rates and discount rates and developed a range of independent estimates and compared those to the terminal revenue growth rates and discount rates selected by management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Business combinations and dispositions – PRT Offshore — Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Professional Rental Tools, LLC (“PRT” or “PRT Offshore”) on October 2, 2023 (the “PRT Acquisition”). The purchase price was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values. The largest asset classes acquired include Property, plant and equipment (“PP&E”) and Intangible assets, for which fair value was determined based on the cost approach for rental equipment, leasehold improvements, cranes, pumps and compressors, warehouse equipment, furniture & fixtures, office equipment and light duty vehicles (collectively, “Personal Property”); and the income approach for trade name, patented technology, customer relationships, and assembled workforce (collectively, “Intangible Assets”).

We identified the valuation of Personal Property and Intangible Assets arising out of the PRT Acquisition as a critical audit matter because of the estimates made by management to determine the fair value of these assets for purposes of recording the PRT Acquisition. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists when performing audit procedures to determine the fair value of acquired Personal Property under the cost approach, including estimating the cost to replace or reproduce comparable assets adjusted for the remaining useful lives, and Intangible Assets under the income approach, including forecasting of expected future cash flows either through the use of the relief-from-royalty method or the multi-period excess earnings method, estimating the discount rates used to approximate their current value, and estimating the useful lives based on management’s historical experience and expectations as to the duration of time that benefits from these assets are expected to be realized.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of Personal Property and Intangible Assets acquired as part of the PRT Acquisition included the following, among others:

●	We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the assumptions used in the cost and income approach for Personal Property and Intangible Assets, respectively, and reviewing the work of management’s third-party specialists.

●	We evaluated whether the estimated future cash flows used in the income approach for Intangible Assets were consistent with projections used by the Company, as well as evidence obtained in other areas of the audit.

●	With the assistance of our fair value specialists, and in respect to the Personal Property acquired, we evaluated the reasonableness of the valuation methodology, current market data, and the cost to replace or reproduce comparable assets and developed a range of independent estimates and compared to those used by management.

●	With the assistance of our fair value specialists, and in respect to the Intangible Assets acquired, we evaluated the terminal growth rate and discount rate and developed a range of independent estimates and compared those to the terminal revenue growth rate and discount rate selected by management.

●	We considered any events or transactions occurring after the PRT Acquisition closing date that may indicate a different valuation for the assets acquired and liabilities assumed.

/s/ Deloitte & Touche LLP

Houston, Texas

February 21, 2024

We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Expro Group Holdings N.V.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Expro Group Holdings N.V. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023 of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Controls, appearing in Item 9A, management excluded from its assessment the internal control over financial reporting at PRT, which was acquired on October 2, 2023, and whose financial statements constitute 6.4% and approximately 1.0% of total assets and revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at PRT Offshore.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control, appearing under Part II, Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Houston, Texas

February 21, 2024

EXPRO GROUP HOLDINGS N.V.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Total revenue	$1,512,764	$1,279,418	$825,762
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization	(1,241,295)	(1,057,356)	(701,165)
General and administrative expense, excluding depreciation and amortization	(64,254)	(58,387)	(73,880)
Depreciation and amortization expense	(172,260)	(139,767)	(123,866)
Gain on disposal of assets	-	-	1,000
Merger and integration expense	(9,764)	(13,620)	(47,593)
Severance and other expense	(14,388)	(7,825)	(7,826)
Total operating cost and expenses	(1,501,961)	(1,276,955)	(953,330)
Operating income (loss)	10,803	2,463	(127,568)
Other income, net	1,234	3,149	3,992
Interest and finance expense, net	(3,943)	(241)	(8,795)
Income (loss) before taxes and equity in income of joint ventures	8,094	5,371	(132,371)
Equity in income of joint ventures	12,853	15,731	16,747
Income (loss) before income taxes	20,947	21,102	(115,624)
Income tax expense	(44,307)	(41,247)	(16,267)
Net loss	$(23,360)	$(20,145)	$(131,891)

Loss per common share:
Basic and diluted	$(0.21)	$(0.18)	$(1.64)
Weighted average common shares outstanding:
Basic and diluted	109,161,453	109,072,761	80,525,694

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(23,360)	$(20,145)	$(131,891)
Other comprehensive (loss) income :
Actuarial (loss) gain on defined benefit plans	(4,529)	7,440	22,345
Reclassified net remeasurement loss	-	-	(244)
Amortization of prior service credit	(702)	(249)	(249)
Other comprehensive (loss) income	(5,231)	7,191	21,852
Comprehensive loss	$(28,591)	$(12,954)	$(110,039)

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$151,741	$214,788
Restricted cash	1,425	3,672
Accounts receivable, net	469,119	419,237
Inventories	143,325	153,718
Assets held for sale	-	2,179
Income tax receivables	27,581	26,938
Other current assets	58,409	44,975
Total current assets	851,600	865,507

Property, plant and equipment, net	513,222	462,316
Investments in joint ventures	66,402	66,038
Intangible assets, net	239,716	229,504
Goodwill	247,687	220,980
Operating lease right-of-use assets	72,310	74,856
Non-current accounts receivable, net	9,768	9,688
Other non-current assets	12,302	8,263
Total assets	$2,013,007	$1,937,152

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$326,125	$272,704
Income tax liabilities	45,084	37,151
Finance lease liabilities	1,967	1,047
Operating lease liabilities	17,531	19,057
Other current liabilities	98,144	107,750
Total current liabilities	488,851	437,709

Long-term borrowings	20,000	-
Deferred tax liabilities, net	22,706	30,419
Post-retirement benefits	10,445	11,344
Finance lease liabilities	16,410	13,773
Operating lease liabilities	54,976	60,847
Uncertain tax positions	59,544	58,036
Other non-current liabilities	44,202	39,129
Total liabilities	717,134	651,257

Commitments and contingencies (Note 18)

Stockholders’ equity:
Common stock, €0.06 nominal value, 200,000,000 shares authorized, 113,389,911 and 110,710,188 shares issued and 110,029,694 and 108,743,761 shares outstanding	8,062	7,911
Treasury stock (at cost), 3,360,217 and 1,966,427 shares	(64,697)	(40,870)
Additional paid-in capital	1,909,323	1,847,078
Accumulated other comprehensive income	22,318	27,549
Accumulated deficit	(579,133)	(555,773)
Total stockholders’ equity	1,295,873	1,285,895
Total liabilities and stockholders’ equity	$2,013,007	$1,937,152

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
Cash flows from operating activities:	2023	2022	2021
Net loss	$(23,360)	$(20,145)	$(131,891)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	172,260	139,767	123,866
Equity in income of joint ventures	(12,853)	(15,731)	(16,747)
Stock-based compensation expense	19,574	18,486	54,162
Changes in fair value of investments	-	1,199	(511)
Elimination of unrealized profit on sales to joint ventures	4,159	-	174
Debt issuance expense	-	-	5,166
Gain on disposal of assets	-	-	(1,000)
Deferred taxes	(10,478)	(1,326)	(737)
Unrealized foreign exchange losses	5,658	6,116	1,407
Changes in fair value of contingent consideration	576	-	-
Changes in assets and liabilities:
Accounts receivable, net	(34,895)	(97,758)	(20,256)
Inventories	10,575	(26,037)	906
Other assets	(16,745)	4,365	12,683
Accounts payable and accrued liabilities	34,600	35,491	5,371
Other liabilities	(18,275)	31,435	(5,981)
Income taxes, net	8,798	10,209	(2,056)
Dividends received from joint ventures	8,329	7,283	4,058
Other	(9,614)	(13,185)	(12,470)
Net cash provided by operating activities	138,309	80,169	16,144
Cash flows from investing activities:
Capital expenditures	(122,110)	(81,904)	(81,511)
Cash and cash equivalents and restricted cash acquired in the Merger	-	-	189,739
Payment for acquired businesses, net of cash acquired	(28,707)	-	-
Acquisition of technology	-	(7,967)	-
Proceeds from disposal of assets	2,013	7,279	3,818
Proceeds from sale / maturity of investments	572	11,386	-
Net cash (used in) provided by investing activities	(148,232)	(71,206)	112,046
Cash flows from financing activities:
(Cash pledged for) release of collateral deposits	(217)	(70)	162
Payments of loan issuance and other transaction costs	-	(132)	(5,123)
Proceeds from long-term borrowings	50,000	-	-
Repayment of long-term borrowings	(65,096)	-	-
Repurchase of common stock	(20,024)	(12,996)	-
Payment of withholding taxes on stock-based compensation plans	(2,559)	(4,168)	(818)
Repayment of financed insurance premium	(9,317)	(7,245)	(227)
Repayments of finance leases	(2,126)	(1,001)	(1,170)
Net cash used in financing activities	(49,339)	(25,612)	(7,176)
Effect of exchange rate changes on cash and cash equivalents	(6,032)	(4,738)	(1,876)
Net (decrease) increase to cash and cash equivalents and restricted cash	(65,294)	(21,387)	119,138
Cash and cash equivalents and restricted cash at beginning of year	218,460	239,847	120,709
Cash and cash equivalents and restricted cash at end of year	$153,166	$218,460	$239,847

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.

Consolidated Statements of Stockholders’ Equity

(in thousands)

						Accumulated
					Additional	other		Total
	Common stock		Treasury		paid-in	comprehensive	Accumulated	Stockholders’
	Shares	Value	Stock	Warrants	capital	income (loss)	deficit	Equity
Balance at January 1, 2021	70,890	$585	$-	$10,530	$1,006,100	$(1,494)	$(403,737)	$611,984

Net loss	-	-	-	-	-	-	(131,891)	(131,891)
Other comprehensive income	-	-	-	-	-	21,852	-	21,852
Stock-based compensation expense	-	-	-	-	54,162	-	-	54,162
Common shares issued upon vesting of share-based awards	741	16	-	-	(16)	-	-	-
Treasury shares withheld	(554)	-	(818)	-	-	-	-	(818)
Cancellation of Legacy Expro common stock	-	(585)	-	-	585	-	-	-
Cancellation of warrants	-	-	-	(10,530)	10,530	-	-	-
Merger	38,066	7,828	(21,967)	-	756,421	-	-	742,282
Balance at December 31, 2021	109,143	$7,844	$(22,785)	$-	$1,827,782	$20,358	$(535,628)	$1,297,571

Net loss	-	-	-	-	-	-	(20,145)	(20,145)
Other comprehensive income	-	-	-	-	-	7,191	-	7,191
Stock-based compensation expense	-	-	-	-	18,486	-	-	18,486
Common shares issued upon vesting of share-based awards	1,013	67	-	-	810	-	-	877
Repurchase of common stock	(1,100)	-	(12,995)	-	-	-	-	(12,995)
Treasury shares withheld	(312)	-	(5,090)	-	-	-	-	(5,090)
Balance at December 31, 2022	108,744	$7,911	$(40,870)	$-	$1,847,078	$27,549	$(555,773)	$1,285,895

Net loss	-	-	-	-	-	-	(23,360)	(23,360)
Other comprehensive income	-	-	-	-	-	(5,231)	-	(5,231)
Stock-based compensation expense	-	-	-	-	19,574	-	-	19,574
Common shares issued upon vesting of share-based awards	836	46	-	-	1,866	-	-	1,912
Repurchase of common stock	(1,199)	-	(20,024)	-	-	-	-	(20,024)
Treasury shares withheld	(195)	-	(3,803)	-	-	-	-	(3,803)
PRT Acquisition	1,844	105			40,805			40,910
Balance at December 31, 2023	110,030	$8,062	$(64,697)	$-	$1,909,323	$22,318	$(579,133)	$1,295,873

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

1.	Business description

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

On March 10, 2021, Frank’s International N.V. (“Frank’s”) and New Eagle Holdings Limited, a direct wholly owned subsidiary of Frank’s (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Expro Group Holdings International Limited (“Legacy Expro”) providing for the merger of Legacy Expro with and into Merger Sub in an all-stock transaction, with Merger Sub surviving the merger as a direct, wholly owned subsidiary of Frank’s (the “Merger”). The Merger closed on October 1, 2021 (the “Closing Date”), and Frank’s was renamed Expro Group Holdings N.V. The Merger was accounted for using the acquisition method of accounting with Legacy Expro being identified as the accounting acquirer. The consolidated financial statements of the Company reflect the financial position, results of operations and cash flows of only Legacy Expro for all periods prior to the Merger and of the combined company (including activities of Frank’s) for all periods subsequent to the Merger.

On October 25, 2023, the Company’s Board of Directors (the “Board”) approved an extension to the stock repurchase program first approved on June 16, 2022. Pursuant to the extended stock repurchase program, the Company is authorized to acquire up to $100.0 million of its outstanding common stock from October 25, 2023 through November 24, 2024 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. During the year ended  December 31, 2023, under the Stock Repurchase Program we repurchased approximately 1.2 million shares of our common stock at an average price of $16.70 for a total cost of approximately $20.0 million, including shares repurchased prior to the extension of the Stock Repurchase Program. During the year ended  December 31, 2022, we repurchased 1.1 million shares at an average price of $11.81 per share, for a total cost of $13.0 million under the preceding program.

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

Use of estimates

Preparation of the consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Estimates and assumptions are used for, but are not limited to, determining the following: purchase price allocation on business combinations, valuation of intangible assets, expected credit losses, inventory valuation reserves, impairment assessment of goodwill, income tax provisions, recovery of deferred taxes, actuarial assumptions to determine costs and liabilities related to employee benefit plans and revenue recognition. While we believe that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from these estimates.

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Post-retirement benefits

Defined Benefit Plans

The cost of providing benefits under defined benefit plans are determined separately for each plan using the projected unit credit method, which attributes entitlement to benefits to the current and prior periods. Both current and past service costs are recognized in net loss as they arise.

The interest element of the defined benefit cost represents the change in present value of plan obligations resulting from the passage of time and is determined by applying a discount rate to the opening present value of the benefit obligation, taking into account material changes in the obligation during the current period. The expected return on plan assets is based on an assessment made at the beginning of the year of long-term market returns on plan assets, adjusted for the effect on the fair value of plan assets of contributions received and benefits paid during the current period.

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

The grant date fair value of the RSUs, which are not entitled to receive dividends until vested, is measured by reducing the share price at that date by the present value of the dividends expected to be paid during the requisite vesting period, discounted at the appropriate risk-free interest rate. The grant date fair value and compensation expense of Performance Restricted Stock Unit (“PRSU”) grants is estimated based on a Monte Carlo simulation using the Company’s closing stock price as of the day before the grant date.

In October 2018, Legacy Expro established the Expro Group Holdings International Limited 2018 Management Incentive Plan (the “MIP”) which was comprised of the following stock-based compensation awards: (a) stock options to non-executive directors and key management personnel and (b) restricted stock units, each of which were assumed by the Company in connection with the Merger. Due to the Merger, the Company recorded stock-based compensation expense based on the fair value on the Closing Date to the extent each award was fully vested. Compensation expense associated with those awards that have a requisite service period remaining as of the Closing Date will be recognized on a straight-line basis over the remaining requisite service period based on the Closing Date fair value.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Research and development

Research and development costs are expensed as incurred and relate to spending for new product development and innovation and includes internal engineering, materials and third-party costs. We incurred $11.4 million, $7.3 million and $6.7 million of research and development costs for the years ended December 31, 2023, 2022 and 2021, respectively, which are included in “Cost of revenue, excluding depreciation and amortization” in the consolidated statements of operations.

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

DeltaTek Oil Tools Limited

On February 8, 2023 (“DeltaTek Closing Date”), DeltaTek Oil Tools Limited, a limited liability company registered in the United Kingdom, and its subsidiary (“DeltaTek”), was acquired (“the DeltaTek Acquisition”) by our wholly owned subsidiary Exploration and Production Services (Holdings) Limited, a limited liability company registered in the United Kingdom (“EPSH”). DeltaTek has developed a number of innovative technologies and solutions and their range of low-risk open water cementing solutions increases clients’ operational efficiency, delivers rig time and cost savings, and improves the quality of cementing operations of clients. The fair value of consideration for the DeltaTek Acquisition was $18.4 million, including final cash consideration paid of $9.9 million and contingent consideration which is estimated to be $8.5 million.

The contingent consideration arrangement requires the Company to pay the former owners of DeltaTek a percentage of future revenues generated specifically from the acquired technology over a period of seven years. The fair value of the contingent consideration arrangement of $8.5 million was estimated by applying the income approach and is reflected in “Other liabilities” on the consolidated balance sheets. That measure is based on significant inputs that are not observable in the market, referred to as Level 3 inputs in accordance with ASC 820. To the extent our estimates and assumptions changed during the measurement period and such changes were based on facts and circumstances that existed as of the DeltaTek Closing Date, an adjustment to the contingent consideration liability was recorded with an offsetting adjustment to goodwill. To the extent our estimates and assumptions change based on facts and circumstances subsequent to the DeltaTek Closing Date or after the measurement period, an adjustment to the contingent consideration liability would be recorded with an offsetting adjustment to earnings during the applicable period.

The DeltaTek Acquisition is accounted for as a business combination and Expro has been identified as the acquirer for accounting purposes. As a result, the Company has in accordance with ASC 805, Business Combinations, applied the acquisition method of accounting to account for DeltaTek’s assets acquired and liabilities assumed. Applying the acquisition method of accounting includes recording the identifiable assets acquired and liabilities assumed at their fair values and recording goodwill for the excess of the consideration transferred over the net aggregate fair value of the identifiable assets acquired and liabilities assumed.

The following table sets forth the allocation of the DeltaTek Acquisition consideration exchanged to the fair value of identifiable tangible and intangible assets acquired and liabilities assumed as of the DeltaTek Closing Date, with the recording of goodwill for the excess of the consideration transferred over the net aggregate fair value of the identifiable assets acquired and liabilities assumed (in thousands):

	Initial allocation of the consideration	Measurement period adjustments	Allocation of consideration as of December 31, 2023
Cash and cash equivalents	$1,464	$-	$1,464
Accounts receivables, net	723	-	723
Inventories	183	-	183
Property, plant and equipment	642	-	642
Goodwill	7,157	994	8,151
Intangible assets	11,063	2	11,065
Other assets	27	-	27
Total assets	21,259	996	22,255
Accounts payable and accrued liabilities	245	2	247
Deferred tax liabilities	2,700	66	2,766
Other liabilities	831	(16)	815
Total liabilities	3,776	52	3,828

Fair value of net assets acquired	$17,483	$944	$18,427

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The preliminary valuation of the assets acquired and liabilities assumed, including other liabilities, in the DeltaTek Acquisition initially resulted in a goodwill of $7.2 million. During the third quarter of 2023, the Company finalized the valuation and recorded measurement period adjustments to its preliminary estimates due to additional information received primarily related to a customary purchase price adjustment. The measurement period adjustments resulted in an increase in goodwill of $1.0 million, for final total goodwill associated with the Acquisition of $8.2 million.

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

The intangible assets will be amortized on a straight-line basis over an estimated 5 to 15 years life. We expect annual amortization to be approximately $1.0 million associated with these intangible assets. An associated deferred tax liability has been recorded in regards to these intangible assets. Refer to Note 14 “Intangible assets”, net for additional information regarding the various acquired intangible assets.

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

The Company has determined the estimated unaudited pro forma information to be insignificant for the years ended December 31, 2023 and 2022, assuming the DeltaTek Acquisition were to have been completed as of January 1, 2023 and 2022, respectively. This is not necessarily indicative of the results that would have occurred had the DeltaTek Acquisition been completed on either date indicated or of future operating results.

PRT Offshore

On October 2, 2023 (“PRT Closing Date”), Professional Rental Tools, LLC (“PRT” or “PRT Offshore”), was acquired (the “PRT Acquisition”) from PRT Partners, LLC by our wholly owned subsidiary, EPSH. The acquisition will enable Expro to expand its portfolio of cost-effective, technology-enabled services and solutions within the subsea well access sector in the North and Latin America region and accelerate the growth of PRT Offshore’s surface equipment offering in the Europe and Sub-Saharan Africa and Asia Pacific regions. We estimated the fair value of consideration for the PRT Acquisition to be $91.0 million, including cash consideration of $21.7 million, net of cash received, equity consideration of $40.9 million, and contingent consideration of $13.2 million, subject to a true-up for customary working capital adjustments. As of December 31, 2023, the Company has accrued $1.5 million of the cash consideration related to standard holdback provisions, which is expected to be paid in 2024.

The contingent consideration arrangement requires the Company to pay the former owners of PRT additional consideration based on PRT Offshore’s financial performance during the four quarters following closing. The fair value of the contingent consideration arrangement of $13.2 million was estimated by applying the income approach and is reflected in “Other current liabilities” on the consolidated balance sheets. That measure is based on significant inputs that are not observable in the market, referred to as Level 3 inputs in accordance with ASC 820. To the extent our estimates and assumptions change during the measurement period and such changes are based on facts and circumstances that existed as of the PRT Closing Date, an adjustment to the contingent consideration liability would be recorded with an offsetting adjustment to goodwill. To the extent our estimates and assumptions change based on facts and circumstances subsequent to the PRT Closing Date or after the measurement period, an adjustment to the contingent consideration liability would be recorded with an offsetting adjustment to earnings during the applicable period.

The PRT Acquisition is accounted for as a business combination and Expro has been identified as the acquirer for accounting purposes. As a result, the Company has in accordance with ASC 805, Business Combinations, applied the acquisition method of accounting to account for PRT’s assets acquired and liabilities assumed.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The following table sets forth the preliminary allocation of the PRT Acquisition consideration exchanged to the fair value of identifiable tangible and intangible assets acquired and liabilities assumed as of the PRT Closing Date, with the recording of goodwill for the excess of the consideration transferred over the net aggregate fair value of the identifiable assets acquired and liabilities assumed (in thousands):

Amount
Cash and cash equivalents	$15,086
Accounts receivables, net	15,195
Other current assets	986
Property, plant and equipment	52,278
Goodwill	18,556
Intangible assets	33,940
Operating lease right-of-use assets	1,242
Total assets	137,283

Accounts payable and accrued liabilities	8,621
Operating lease liabilities	505
Other current liabilities	1,811
Non-current operating lease liabilities	678
Long-term borrowings	34,701
Total liabilities	46,316

Fair value of net assets acquired	$90,967

Due to the recency of the PRT Acquisition, these amounts, including the estimated fair values, are based on preliminary calculations and subject to change as our fair value estimates and assumptions are finalized during the measurement period. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation table above. The fair values of identifiable intangible assets were prepared using an income valuation approach, which requires a forecast of expected future cash flows either using the relief-from royalty method or the multi-period excess earnings method, which are discounted to approximate their current value. The estimated useful lives are based on management’s historical experience and expectations as to the duration of time that benefits from these assets are expected to be realized. The cost approach was used to determine the fair value of property, plant and equipment.

The intangible assets will be amortized on a straight-line basis over an estimated 5 to 15 years life. We expect annual amortization to be approximately $3.3 million associated with these intangible assets. An associated deferred tax liability has been recorded in regards to these intangible assets. Refer to Note 14 “Intangible assets”, net for additional information regarding the various acquired intangible assets.

The goodwill consists largely of the synergies and economies of scale expected from the acquired customer relationships and contracts. The goodwill is not subject to amortization but will be evaluated at least annually for impairment or more frequently if impairment indicators are present.

The Company’s operating results for the period October 3, 2023 through December 31, 2023 include $14.7 million of revenue and $4.6 million of net income attributable to PRT.

The Company has determined the estimated unaudited pro forma information to be immaterial for the years ended December 31, 2023 and 2022, assuming the PRT Acquisition were to have been completed as of January 1, 2023 and 2022, respectively. This is not necessarily indicative of the results that would have occurred had the PRT Acquisition been completed on either date indicated or of future operating results.

Coretrax

On February 12, 2024, Expro announced that it had agreed to acquire Scotland-based Coretrax, a technology leader in performance drilling tools and wellbore cleanup, well integrity and production optimization solutions. The Headline Price (as defined in the agreement) is $210.0 million subject to customary purchase price adjustment. The consideration to be paid at closing includes at least $75.0 million in cash and up to 6.8 million newly issued shares of the Company's common stock. The cash component of the consideration to be paid may be increased at the Company's election, and the notional value of any equity consideration will be unitized based on our thirty trading day volume weighted average price prior to closing, which is expected to occur in the second quarter of 2024.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

4.	Fair value measurements

Recurring Basis

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of December 31, 2023 and 2022, were as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$9,768	-	$9,768
Liabilities:
Contingent consideration liabilities	-	-	24,705	24,705
Finance lease liabilities	-	18,377	-	18,377
Long-term borrowings	-	20,701	-	20,701

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$9,688	-	$9,688
Liabilities:
Contingent consideration liabilities	-	-	3,227	3,227
Finance lease liabilities	-	14,820	-	14,820

We have certain contingent consideration liabilities related to acquisitions which are measured at fair value using Level 3 inputs. The amount of contingent consideration due to the sellers is based on the achievement of agreed-upon financial performance metrics by the acquired company, as determined by the terms of the contingent consideration agreements with the sellers of each acquired company. We record a liability at the time of the acquisition based on the present value of management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. After the date of acquisition, we update the original valuation to reflect the passage of time and current projections of future results of the acquired companies. Accretion of, and changes in the valuations of, contingent consideration are reported on the Consolidated Statement of Operations within “Severance and other expense”.

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

No impairment expense was recognized during the years ended  December 31, 2023, 2022 and 2021.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Goodwill

For the years ended December 31, 2023 and  December 31, 2022, we performed quantitative goodwill impairment assessments as of our annual testing date and determined that the fair value was substantially in excess of the carrying value for each reporting unit. For the year ended December 31, 2021, we performed a qualitative goodwill impairment assessment of our goodwill as of our annual testing date and determined that there were no events or circumstances that indicated it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Accordingly, no impairment expense related to goodwill was recorded during the years ended December 31, 2023, 2022 and 2021.

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

Long-lived Assets

The Company did not identify any indicators of impairment related to our long-lived assets during the years ended December 31, 2023, 2022 and 2021.

Financial Instruments

The estimated fair values of the Company’s financial instruments have been determined at discrete points in time based on relevant market information. The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and accrued liabilities and interest-bearing loans. The carrying amounts of the Company’s financial instruments other than interest bearing loans approximate fair value due to the short-term nature of the items. The Company has $20.0 million of outstanding borrowings on its interest-bearing loan as of December 31, 2023.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

5.	Business segment reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), which is our chief executive officer (“CEO”), in deciding how to allocate resources and assess performance. Our operations are comprised of four operating segments which also represent our reporting segments and are aligned with our geographic regions as below:

●	North and Latin America (“NLA”),
●	Europe and Sub-Saharan Africa (“ESSA”),
●	Middle East and North Africa (“MENA”), and
●	Asia-Pacific (“APAC”).

The following table presents our revenue disaggregated by our operating segments (in thousands):

	Year Ended December 31,
	2023	2022	2021
NLA	$511,800	$499,813	$193,156
ESSA	520,951	389,342	300,557
MENA	233,528	201,495	171,136
APAC	246,485	188,768	160,913
Total	$1,512,764	$1,279,418	$825,762

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

The following table presents our Segment EBITDA disaggregated by our operating segments and reconciliation to income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2023	2022	2021
NLA	$132,869	$135,236	$32,254
ESSA	136,007	74,681	53,336
MENA	71,201	63,315	56,312
APAC	1,805	4,850	33,444
Total Segment EBITDA	$341,882	$278,082	$175,346
Corporate costs	(105,855)	(87,580)	(66,153)
Equity in income of joint ventures	12,853	15,731	16,747
Depreciation and amortization expense	(172,260)	(139,767)	(123,866)
Merger and integration expense	(9,764)	(13,620)	(47,593)
Severance and other expense	(14,388)	(7,825)	(7,826)
Stock-based compensation expense	(19,574)	(18,486)	(54,162)
Foreign exchange losses	(9,238)	(8,341)	(4,314)
Other income, net	1,234	3,149	3,992
Gain on disposal of assets	-	-	1,000
Interest and finance expense, net	(3,943)	(241)	(8,795)
Income (loss) before income taxes	$20,947	$21,102	$(115,624)

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

We are a Netherlands based company and we derive our revenue from services and product sales to customers primarily in the oil and gas industry. One customer accounted 12.5% of our revenue in the year ended December 31, 2023. No single customer accounted for more than 10% of our revenue for the years ended December 31, 2022 and 2021. The revenue generated in the Netherlands was immaterial for the years ended December 31, 2023, 2022 and 2021. Other than the U.S. in 2023 and 2022 and Norway in 2021, no individual country represented more than 10% of our revenue for the years ended December 31, 2023, 2022 and 2021.

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

	December 31,
	2023	2022
NLA	$709,600	$633,644
ESSA	519,939	444,368
MENA	351,379	294,742
APAC	190,398	232,812
Assets held centrally	241,691	331,586
Total	$2,013,007	$1,937,152

The following table presents our capital expenditures disaggregated by our operating segments (in thousands):

	Year Ended December 31,
	2023	2022
NLA	$34,955	$18,435
ESSA	25,232	17,574
MENA	38,673	27,354
APAC	18,056	13,457
Assets held centrally	5,194	5,084
Total	$122,110	$81,904

6.	Revenue

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by geography, as disclosed in Note 5 above, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Additionally, we disaggregate our revenue into areas of capability.

The following table sets forth the total amount of revenue by areas of capability as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Well construction	$533,556	$500,438	$112,126
Well management	979,208	778,980	713,636
Total	$1,512,764	$1,279,418	$825,762

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

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

Contract balances consisted of the following as of December 31, 2023 and  December 31, 2022 (in thousands):

	December 31,
	2023	2022
Trade receivable, net	$222,591	$289,235
Unbilled receivables (included within accounts receivable, net)	$203,689	$139,690
Contract assets (included within accounts receivable, net)	$52,607	-
Deferred revenue (included within other liabilities)	$27,206	$51,192

Contract assets include unbilled amounts resulting from sales under our long-term construction-type contracts when revenue recognized exceeds the amount billed to the customer and right to payment is conditional or subject to completing a milestone, such as a phase of the project. Contract assets are not considered a significant financing component, as they are intended to protect the customer in the event that we do not perform our obligations under the contract. Contract assets are generally classified as current, as it is very unusual for us to have contract assets with a term of greater than one year. Our contract assets are reported in a net position on a contract-by-contract basis at the end of each reporting period.

The Company recognized revenue of $49.8 million, $15.5 million and $15.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, out of the deferred revenue balance as of the beginning of the applicable year.

As of December 31, 2023, $26.0 million of our deferred revenue was classified as current and is included in “Other current liabilities” on the consolidated balance sheets, with the remainder classified as non-current and included in “Other non-current liabilities” on the consolidated balance sheets.

Transaction price allocated to remaining performance obligations

Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. We have elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less and for our long-term contracts we have a right to consideration from customers in an amount that corresponds directly with the value to the customer of the performance completed to date. With respect to our long term construction contracts, revenue allocated to remaining performance obligations is $17.7 million.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

7.	Income taxes

The components of income tax expense for the years ended  December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current tax:
Netherlands	$518	$283	$216
Foreign	54,267	42,308	16,777
Total current tax	54,785	42,591	16,993
Deferred tax:
Netherlands	-	-	-
Foreign	(10,478)	(1,344)	(726)
Total deferred tax	(10,478)	(1,344)	(726)
Income tax expense	$44,307	$41,247	$16,267

The Netherlands and foreign components of loss from continuing operations before income taxes and equity in income of joint ventures for the years ended  December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Netherlands	$(5,232)	$(13,984)	$(19,190)
Foreign	13,326	19,355	(113,181)
Total	$8,094	$5,371	$(132,371)

The provision for income taxes differs from the amount computed by applying Netherlands statutory income tax rate of 25.8% in effect as of December 31, 2023, (2022: 25.8%) to loss from continuing operations before taxes and equity in joint ventures for the reasons below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Statutory tax rate	25.8%	25.8%	25.0%

Income tax expense (benefit) at statutory rate	$2,089	$1,387	$(33,093)
Permanent differences	9,332	12,187	14,123
Effect of overseas tax rates	30,572	(4,024)	9,905
Net tax charge related to attributes with full valuation allowance	(7,408)	28,267	28,607
Exempt dividends from joint ventures	-	(2,649)	(1,014)
Return to provision adjustments	(884)	(5,966)	(5,001)
Withholding taxes	3,479	3,029	1,995
Foreign exchange movements on tax balances	2,908	694	67
Movement in uncertain tax positions	2,958	8,322	678
Other differences	1,261	-	-
Income tax expense	$44,307	$41,247	$16,267

Effective tax rate	547.4%	768.0%	(12.3)%

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Deferred tax assets and liabilities are recorded for the anticipated future tax effects of temporary differences between the financial statement basis and tax basis of our assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are projected to reverse.

The primary components of our deferred tax assets and liabilities as of  December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$760,720	$771,963
Employee compensation and benefits	10,224	9,977
Depreciation	77,174	66,300
Other	53,202	44,133
Intangibles	13,485	16,197
Valuation allowance	(862,201)	(881,286)
Total deferred tax assets	52,604	27,284
Deferred tax liabilities:
Depreciation	(26,172)	(13,630)
Goodwill and other intangibles	(32,955)	(36,968)
Investment in partnership	(1,274)	(911)
Other	(14,909)	(6,194)
Total deferred tax liabilities	(75,310)	(57,703)
Net deferred tax liabilities	$(22,706)	$(30,419)

We recognize a valuation allowance where it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of a deferred tax asset is dependent upon the ability to generate sufficient taxable income in the appropriate taxing jurisdictions where the deferred tax assets are initially recognized.

The changes in valuation allowances were as follows (in thousands):

	Year Ended December 31
	2023	2022	2021
Balance at the beginning of the period	$881,286	$829,087	$512,711
Additions attributable to the Merger	-	-	187,319
Additions not attributable to the Merger	88,497	146,451	160,299
Reductions	(107,582)	(94,252)	(31,242)
Balance at end of period	$862,201	$881,286	$829,087

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

As of December 31, 2023, the Company had U.S. federal net operating loss carryforwards (“NOLs”) excluding interest limitations of approximately $561.1 million, net of existing Section 382 (as defined below) limitations. $155.2 million of these NOLs were incurred prior to January 1, 2018 and will begin to expire, if unused, in 2036. $405.9 million of these NOLs were incurred on or after January 1, 2018 and will not expire and will be carried forward indefinitely.

The net operating loss carryforwards have been adjusted due to expected utilization during 2023 and integration related restructuring in the U.S. as the Company consolidated U.S. operations under one operating group.

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

The exchange of ordinary shares of Legacy Expro for shares of the Company’s common stock (“Company Common Stock”) in the Merger was, standing alone, insufficient to result in an ownership change with respect to Legacy Expro. However, the Company will undergo an ownership change as a result of the Merger taking into account other changes in ownership of Company stock occurring within the relevant three-year period described above. Due to the ownership change with respect to Legacy Expro as a result of the Merger, the combined company will be prevented from fully utilizing Legacy Expro’s historic NOLs incurred prior to January 1, 2018 prior to their expiration.

It is our intention that all cash and earnings of our subsidiaries as of December 31, 2023, are permanently reinvested and will be used to meet operating cash flow needs. Existing plans do not demonstrate a need to repatriate foreign cash to fund parent company activity, however, should we determine that parent company funding is required, we estimate that any such cash needs may be met without adverse tax consequences.

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The Company is subject to income taxation in many jurisdictions around the world. The following table presents the changes in our uncertain tax positions as of December 31, 2023 and 2022 (in thousands):

	Year ended December 31
	2023	2022
Balance at the beginning of the period	$88,137	$76,114
Additions attributable to the Merger	-	7,259
Additions based on tax positions related to current period not attributable to the Merger	3,042	8,009
Additions for tax positions of prior year period not attributable to the Merger	2,125	2,371
Settlements with tax authorities	(1,945)	(2,490)
Reductions for tax positions of prior years	(714)	(547)
Reductions due to the lapse of statute of limitations	(976)	(1,525)
Effect of changes in foreign exchange rates	(25)	(1,054)
Balance at the end of the period	$89,644	$88,137

The amounts above include penalties and interest of $11.6 million and $9.8 million for the years ended December 31, 2023 and 2022, respectively. We classify penalties and interest relating to uncertain tax positions within income tax expense in the consolidated statements of operations.

Approximately $59.5 million and $58.0 million of unrecognized tax benefits as of December 31, 2023 and 2022 respectively, included in “Other non-current liabilities” on the consolidated balance sheets, would positively impact our future rate and be recognized as additional tax benefit in our statement of operations if resolved in our favor. Approximately $30.1 million of unrecognized tax benefits as of December 31, 2023 and 2022, respectively, relate to certain deductions and should not impact our future rate. We do not foresee material resolution of these positions in the coming 12 months.

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

In 2021 the OECD announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions we operate in.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

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

The carrying value of our investment in joint ventures as of  December 31, 2023 and 2022 was as follows (in thousands):

	December 31,
	2023	2022
CETS	$62,704	$62,471
PVD-Expro	3,698	3,567
Total	$66,402	$66,038

9.	Accounts receivable, net

Accounts receivable, net consisted of the following as of  December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Accounts receivable	$497,135	$441,605
Less: Expected credit losses	(18,248)	(12,680)
Total	$478,887	$428,925

Current	$469,119	$419,237
Non – current	9,768	9,688
Total	$478,887	$428,925

The movement of expected credit losses for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$12,680	$9,392	$6,917
Additions - Acquired in Merger		-	992
Additions - Other	6,139	4,096	1,527
Deductions	(571)	(808)	(44)
Balance at end of year	$18,248	$12,680	$9,392

10.	Inventories

Inventories consisted of the following as of  December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Finished goods	$25,854	$26,810
Raw materials, equipment spares and consumables	99,011	102,395
Work-in progress	18,460	24,513
Total	$143,325	$153,718

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

11.	Other assets and liabilities

Other assets consisted of the following as of  December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Prepayments	$28,725	$18,084
Value-added tax receivables	20,622	20,727
Collateral deposits	1,886	1,669
Deposits	8,912	7,245
Other	10,566	5,513
Total	$70,711	$53,238

Current	$58,409	$44,975
Non – current	12,302	8,263
Total	$70,711	$53,238

Other liabilities consisted of the following as of  December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Deferred revenue	$27,206	$51,192
Other tax and social security	34,004	28,557
Provisions	38,576	45,248
Contingent consideration liabilities	24,705	3,227
Other	17,855	18,655
Total	$142,346	$146,879

Current	$98,144	$107,750
Non – current	44,202	39,129
Total	$142,346	$146,879

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

12.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following as of  December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Accounts payable – trade	$146,759	$100,951
Payroll, vacation and other employee benefits	43,924	46,935
Accruals for goods received not invoiced	22,921	32,102
Other accrued liabilities	112,521	92,716
Total	$326,125	$272,704

13.	Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of  December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Cost:
Land	$22,176	$22,261
Land improvement	3,332	3,054
Buildings and lease hold improvements	100,404	98,490
Plant and equipment	971,178	789,910
	1,097,090	913,715
Less: accumulated depreciation	(583,868)	(451,399)
Total	$513,222	$462,316

The carrying amount of our property, plant and equipment recognized in respect of assets held under finance leases as of  December 31, 2023 and 2022 and included in amounts above is as follows (in thousands):

	December 31,
	2023	2022
Cost:
Buildings	$23,859	$18,623
Plant and equipment	589	1,275
	24,448	19,898
Less: accumulated amortization	(10,315)	(9,085)
Total	$14,133	$10,813

Depreciation expense related to property, plant and equipment, including assets under finance leases, was $133.4 million, $102.3 million and $95.8 million for the years ended  December 31, 2023, 2022 and 2021, respectively.

No impairment expense related to property, plant, and equipment was recognized for the years ended December 31, 2023, 2022 and 2021.

During the year ended December 31, 2022, a building classified as assets held for sale as of December 31, 2021, was sold for net proceeds of $6.3 million. Additionally, during the year ended December 31, 2022, a building with net carrying value of $2.2 million met the criteria to be classified as held for sale and was reclassified from property plant and equipment, net to assets held for sale on our consolidated balance sheet. During the year ended December 31, 2023, assets held for sale were sold for net proceeds of $2.0 million.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

14.	Intangible assets, net

The following table summarizes our intangible assets comprising of Customer Relationships & Contracts (“CR&C”), Trademarks, Technology and Software as of  December 31, 2023 and 2022 (in thousands):

	December 31, 2023			December 31, 2022			December 31, 2023
		Accumulated			Accumulated		Weighted
	Gross	impairment		Gross	impairment		average
	carrying	and	Net book	carrying	and	Net book	remaining
	amount	amortization	value	amount	amortization	value	life (years)
CR&C	$256,835	$(139,302)	$117,533	$222,200	$(118,221)	$103,979	6.1
Trademarks	58,977	(36,578)	22,399	57,100	(32,921)	24,179	6.4
Technology	179,154	(82,266)	96,888	170,652	(71,191)	99,461	11.2
Software	15,248	(12,352)	2,896	11,556	(9,671)	1,885	0.7
Total	$510,214	$(270,498)	$239,716	$461,508	$(232,004)	$229,504	8.1

Amortization expense for intangible assets was $38.5 million, $37.4 million and $28.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

During the first quarter of 2022, we acquired technology to bolster our well intervention and integrity product offering, resulting in an increase in intangible assets of $11.2 million which will be amortized over a five-year life. The impact of this asset acquisition is included in “Acquisition of technology” on the consolidated statements of cash flows.

The following table summarizes the intangible assets which were acquired during the year ended  December 31, 2023 (in thousands):

	Acquired Fair Value	Weighted average life
DeltaTek:
CR&C	$2,571	6.0
Trademarks	257	5.0
Technology	8,237	15.0
Total	$11,065	12.7

PRT:
CR&C	$32,048	10.0
Trademarks	1,627	4.0
Technology	265	15.0
Total	$33,940	9.8

No impairment expense associated with our intangible assets was recognized during the years ended December 31, 2023, 2022 and 2021.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Expected future intangible asset amortization as of December 31, 2023 is as follows (in thousands):

Years ending December 31,
2024	$35,875
2025	32,968
2026	32,968
2027	32,968
2028	30,890
Thereafter	74,047
Total	$239,716

15.	Goodwill

Our operating segments, NLA, ESSA, MENA and APAC, are also our reporting units. The allocation of goodwill by operating segment was as follows (in thousands):

	December 31,
	2023	2022
NLA	$139,512	$118,511
ESSA	83,319	80,058
MENA	5,441	4,218
APAC	19,415	18,193
Total	$247,687	$220,980

The following table provides the gross carrying amount and cumulative impairment expense of goodwill for each operating segment as of  December 31, 2023 and 2022 (in thousands):

	2023					2022
	Cost	Acquired in acquisitions	Measurement period adjustments	Accumulated impairment	Net Book Value	Cost	Measurement period adjustments	Accumulated impairment	Net Book Value
NLA	$155,852	$20,703	$298	$(37,341)	$139,512	$130,949	$24,903	$(37,341)	$118,511
ESSA	94,536	2,863	398	(14,478)	83,319	80,761	13,775	(14,478)	80,058
MENA	130,601	1,074	149	(126,383)	5,441	129,714	887	(126,383)	4,218
APAC	58,306	1,073	149	(40,113)	19,415	56,794	1,512	(40,113)	18,193
Total	$439,295	$25,713	$994	$(218,315)	$247,687	$398,218	$41,077	$(218,315)	$220,980

During 2023, the Company recognized goodwill totaling $25.7 million from the DeltaTek Acquisition and PRT Acquisition and made measurement period adjustments of $1.0 million related to the DeltaTek Acquisition. Please see Note 3 “Business combinations and dispositions” for additional information.

No goodwill impairment expense was recognized during the years ended December 31, 2023, 2022 and 2021.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

16.	Interest bearing loans

On October 6, 2023, we amended and restated the previous facility agreement pursuant to an amendment and restatement agreement (the “Amended and Restated Facility Agreement”) with DNB Bank ASA, London Branch, as agent, in order to extend the maturity of the New Facility agreement. The maturity date of the Amended and Restated Facility Agreement is October 6, 2026. The Amended and Restated Facility Agreement increased the total commitments to $250.0 million, of which $166.7 million was available for drawdowns as loans and $83.3 million was available for letters of credit. The Company has the ability to increase the commitments to $350.0 million.

Borrowings under the Amended and Restated Facility Agreement bear interest at a rate per annum of Term SOFR (as defined in the Amended and Restated Facility Agreement), subject to a 0.00% floor, plus an applicable margin of 3.75% (which is subject to a margin ratchet which reduces the margin in 4 step downs according to the Total Net Leverage Ratio (as defined in the Amended and Restated Facility Agreement)) for cash borrowings or 2.50% for letters of credit (which are similarly subject to a margin ratchet which reduces the margin in 4 step downs according to the Total Net Leverage Ratio). A 0.40% per annum fronting fee applies to letters of credit, and an additional 0.25% or 0.50% per annum utilization fee is payable on cash borrowings to the extent one-third or two-thirds, respectively, or more of Facility A (as defined in the Amended and Restated Facility Agreement) commitments are drawn. The unused portion of the Amended and Restated Facility Agreement is subject to a commitment fee of 35% per annum of the applicable margin.

The Amended and Restated Facility Agreement retains various undertakings and affirmative and negative covenants (with certain agreed amendments) which limit, subject to certain customary exceptions and thresholds, the Company and its subsidiaries’ ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments, acquisitions, or loans and create or incur liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The Amended and Restated Facility Agreement amends certain of the financial covenants such that the Company is required to maintain (i) a minimum interest cover ratio of 4.0 to 1.0 based on the ratio of EBITDA to net finance charges and (ii) a maximum total net leverage ratio of 2.50 to 1.0 based on the ratio of total net debt to EBITDA, in each case tested quarterly on a last-twelve-months basis, subject to certain exceptions. We are in compliance with all our debt covenants as of December 31, 2023.

As of  December 31, 2023, we had $20.0 million of borrowings outstanding under the Amended and Restated Facility Agreement. The effective interest rate on our outstanding borrowings was 8.1%. Our facility was undrawn on a cash basis (i.e., no loans were outstanding) as of December 31, 2022. We utilized $50.4 million and $53.8 million as of  December 31, 2023 and December 31, 2022, respectively, for bonds and guarantees.

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

The following tables illustrate the financial impact of our leases as of and for the years ended December 31, 2023, 2022 and 2021, along with other supplemental information about our existing leases (in thousands, except years and percentages):

	Year Ended December 31,
	2023	2022	2021
Components of lease expenses:
Finance lease expense:
Amortization of right of use assets	$1,230	$1,352	$967
Interest incurred on lease liabilities	1,969	2,006	2,246
Operating lease expense	26,451	26,231	21,479
Short term lease expense	121,615	84,045	54,756
Total lease expense	$151,265	$113,634	$79,448

	December 31,
	2023	2022	2021
Other supplementary information (in thousands, except years and discount rates):
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$28,269	$28,454	$25,348
Right-of-use assets obtained in an exchange for lease obligations:
Operating leases	$13,022	$15,051	$8,529
Weighted average remaining lease term:
Operating leases	7.0	6.9	7.3
Finance leases	8.2	10.1	11.0
Weighted average discount rate for operating leases	9.6%	8.9%	8.8%
Weighted average discount rate for finance leases	12.6%	12.9%	13.1%

The operating cash flows for finance leases approximates the interest expense for the year.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

As of December 31, 2023, maturity of our lease liabilities are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Years ending December 31,
2024	$23,429	$4,148
2025	16,069	3,711
2026	11,282	3,703
2027	9,996	3,231
2028	9,027	2,558
Due after 5 years	31,479	12,497
	$101,282	$29,848
Less: amounts representing interest	(28,775)	(11,471)
Total	$72,507	$18,377

Current portion	$17,531	$1,967
Noncurrent portion	54,976	16,410
Total	$72,507	$18,377

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

18.	Commitments and contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties.

We entered into contractual commitments for the acquisition of property, plant and equipment totaling $36.7 million and $45.5 million as of December 31, 2023 and 2022, respectively. We also entered into purchase commitments related to inventory on an as-needed basis. As of December 31, 2023 and 2022, inventory purchase commitments were $23.7 million and $25.8 million, respectively.

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

If the assessment of a contingency indicates it is probable a material loss has been incurred and the amount of liability can be reasonably estimated, then the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.

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

Other than discussed above, we had no material accruals for loss contingencies, individually or in the aggregate, as of December 31, 2023 and December 31, 2022.

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

Defined contribution plans

We offer various defined contribution plans for employees around the globe as per local statute and market practice. Specific to our largest employee populations, for employees in the U.S., we offer a 401(K) plan, which is a defined contribution retirement savings plan to which the employer matches employee contributions up to 4% of eligible earnings. For U.K. employees, we offer the Group Personal Pension plan, which is a portable, personal pension plan to which the employer contributes on a matching basis between a base of 4.5% and a ceiling of 6% of base salary.

Expense recognized in respect of these plans were $12.7 million, $8.4 million and $7.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Key assumptions

The major assumptions, included on a weighted average basis across the defined benefit plans, used to calculate the defined benefit plan liabilities were:

	December 31,
	2023	2022	2021
Discount rate	4.5%	4.7%	1.8%
Expected return on plan assets	5.8%	5.6%	3.2%
Expected rate of salary increases	0.1%	0.1%	0.1%

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

Net periodic benefit cost

Amounts recognized in the consolidated statements of operations and in the consolidated statements of comprehensive loss in respect of the defined benefit plans were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current service cost	$(350)	$(357)	$(439)
Interest cost	(6,177)	(4,307)	(3,407)
Expected return on plan assets	6,977	6,796	5,499
Amortization of prior service credit	249	249	249
Reclassified net remeasurement (loss) gains	453	-	244
Amounts included in consolidated statements of operations	$1,152	$2,381	$2,146

Actuarial gain (loss) on defined benefit plans	$(4,529)	$7,440	$22,345
Amortization of prior service credit	(249)	(249)	(249)
Reclassified net remeasurement (loss) gains	(453)	-	(244)
Other comprehensive income (loss)	$(5,231)	$7,191	$21,852

Total comprehensive income (loss)	$(4,079)	$9,572	$23,998

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

The actuarial gain (loss) is derived from the components shown in the table below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Actuarial (loss) gain on assets	$2,319	$(74,332)	$11,378
Actuarial gain (loss) on liabilities	(6,848)	81,772	10,967
Actuarial gain (loss) on defined benefit plans	$(4,529)	$7,440	$22,345

The actuarial loss on the benefit obligation for the year  December 31, 2023 has arisen primarily as a result of a reduction in corporate bond yields, offset in part by higher than anticipated investment returns. In addition, there was an additional loss as actual inflation over 2023 was higher than anticipated.

The amount of employer contributions expected to be paid to our defined benefit plans during the years to December 31, 2033 is set out below (in thousands):

Years ending December 31:
2024	$5,598
2025	$5,741
2026	$5,970
2027	$6,262
2028	$6,471
Thereafter to December 31, 2033	$18,006

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The amounts included in the consolidated balance sheets arising from our obligations in respect of defined retirement benefit plans and post-employment benefits was as follows (in thousands):

	December 31,
	2023	2022
Present value of defined benefit obligations	$(148,167)	$(135,182)
Fair value of plan assets	137,725	123,840
Deficit recognized under non-current liabilities	$(10,442)	$(11,342)

Changes in the present value of defined benefit obligations were as follows (in thousands):

	December 31,
	2023	2022
Opening balance	$(135,182)	$(241,808)
Current service cost	(350)	(357)
Interest cost	(6,177)	(4,307)
Actuarial gain	(6,848)	81,772
Exchange differences	(6,905)	23,823
Benefits paid	7,295	5,695
Ending balance	$(148,167)	$(135,182)

Movements in fair value of plan assets were as follows (in thousands):

	December 31,
	2023	2022
Opening balance	$123,840	$212,688
Actual return on plan assets	9,296	(67,536)
Exchange differences	6,344	(20,776)
Contributions from the sponsoring companies	5,540	5,159
Benefits paid	(7,295)	(5,695)
Ending balance	$137,725	$123,840

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The actual return on plan assets consists of the following (in thousands):

	December 31,
	2023	2022	2021
Expected return on plan assets	$6,977	$6,796	$5,499
Actuarial (loss) gain on plan assets	2,319	(74,332)	11,378
Actual return on plan assets	$9,296	$(67,536)	$16,877

Information for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (in thousands):

	December 31,
	2023	2022
Accumulated benefit obligation	$147,129	$134,102
Fair value of plan assets	$137,725	$123,840

The investment strategy of the main U.K. plan (“U.K. Plan”) is set by the trustees and is based on advice received from an investment consultant. The primary investment objective for the U.K. Plan is to achieve an overall rate of return that is sufficient to provide that assets are available to meet all liabilities as and when they become due. In doing so, the aim is to maximize returns at an acceptable level of risk taking into consideration the circumstances of the U.K. Plan.

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

Assets of the other plans are invested in a combination of equity, bonds, real estate and insurance contracts.

The analysis of the plan assets and the expected rate of return at the reporting date were as follows (in thousands):

	December 31, 2023		December 31, 2022
	Expected rate	Fair value of	Expected rate	Fair value of
	of return %	asset	of return %	asset
Mutual funds
DGFs	7.7	$64,023	7.5	$55,633
LDI funds	4.2	47,283	4.0	45,170
Bond funds	4.4	24,835	4.5	21,899
Equities	3.7	185	1.8	188
Other assets	4.0	1,399	2.2	950
Total		$137,725		$123,840

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The aggregated asset categorization for the plans were as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Mutual funds:
DGFs	$64,023	$-	$-	$64,023
LDI funds	47,283	-	-	47,283
Bond funds	24,835	-	-	24,835
Equities	185	-	-	185
Other assets	785	277	337	1,399
Total	$137,111	$277	$337	$137,725

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Mutual funds:
DGFs	$55,633	$-	$-	$55,633
LDI funds	45,170	-	-	45,170
Bond funds	21,899	-	-	21,899
Equities	188	-	-	188
Other assets	172	395	383	950
Total	$123,062	$395	$383	$123,840

Other assets primarily represent insurance contracts. The fair value is estimated, based on the underlying defined benefit obligation assumed by the insurers.

Movements in fair value of Level 3 assets were as follows (in thousands):

	December 31,
	2023	2022
Opening balance	$383	$360
Actual return on plan assets	10	6
Exchange differences	(88)	(6)
Contributions from the sponsoring companies	32	23
Ending balance	$337	$383

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

20.	Stock-based compensation

Management Incentive Plan

During October 2018, Legacy Expro’s board of directors approved the Management Incentive Plan (“MIP”) which was comprised of (a) stock options to non-executive directors and key management personnel and (b) restricted stock units. The outstanding awards under the MIP were assumed by the Company in connection with the Merger.

MIP Stock options

Stock options issued under the MIP vest over a three or four year vesting period as defined in the award agreement, subject to the fulfilment of continued service and a performance condition related to the occurrence of a Liquidity Event (as defined in the MIP). Additionally, a portion of the management options are subject to performance conditions linked to an internal rate of return.

Due to the nature of the performance conditions, recognition of compensation expense for the stock options was deferred until the occurrence of a Liquidity Event as the performance condition was deemed to be improbable. On October 1, 2021, the MIP stock options were modified to redefine the occurrence of the Liquidity Event to the closing of the Merger. Upon Closing, the MIP stock options were exchanged for options to purchase Company Common Stock based on the post-reverse stock split Exchange Ratio of 1.2120 to 1 (as provided in the Merger Agreement). As of the modification date, there were 6.9 million MIP stock options issued and outstanding.

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

The Company recognized stock-based compensation expense related to the MIP stock options of $0.9 million, $3.6 million and $39.5 million during the years ended December 31, 2023, 2022 and 2021 respectively. As of December 31, 2023, there was no unrecognized stock compensation expense relating to MIP stock options.

As of December 31, 2023, 2022 and 2021, there were 2.9 million, 6.7 million and 6.9 million, respectively, MIP stock options issued and outstanding with a weighted average exercise price of $17.17, $17.19 and 17.20, respectively. There were no stock options granted during 2021, 2022 or 2023 and there are no plans to grant stock options in 2024. During the year ended December 31, 2023 there were 3.5 million options expired unvested at a weighted average exercise price of $17.21, 0.3 million options exercised at a weighted average exercise price of $17.25 and no options forfeited. As of December 31, 2023, there were 2.9 million exercisable MIP stock options with a weighted average exercise price of $17.17 per option.

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $1.8 million during 2023. The total intrinsic value of options exercised was not material during 2022 and there were no stock option exercises during 2021. As of December 31, 2023, options outstanding and exercisable had no intrinsic value and a weighted-average remaining life of 4.1 years.

The key assumptions used to estimate the fair value of the MIP stock options were as follows:

Risk free interest rate	0.04%
Expected volatility	55%
Dividend yield	0.0%
Stock price on valuation date	$18.90

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

MIP Restricted stock units (“MIP RSUs”)

RSUs granted under the MIP were subject to vesting over a three year period. There were 0.1 million outstanding MIP RSUs as of December 31, 2020. No stock-based compensation expense attributable to the MIP RSUs was recognized during the year ended  December 31, 2020 as the performance conditions within the agreements were deemed to be improbable. In February 2021, the MIP RSU awards were modified so that upon the closing of the Merger, the MIP RSUs would convert to RSUs of the Company based on the post-reverse stock split Exchange Ratio of 1.2120 to 1 and would immediately vest pursuant to the terms of the Merger Agreement. As the MIP RSUs were fully vested on the closing of the Merger, the Company recognized $2.6 million of stock-based compensation expense attributable to the MIP RSUs during the year ended December 31, 2021 and had no further expenses outstanding to be recognized for the MIP RSUs as of December 31, 2021 or during the years ended December 31, 2022 and December 31, 2023.

Expro Group Holdings N.V. Long-Term Incentive Plan

Effective October 1, 2021, in connection with the consummation of the Merger, the Company amended its 2013 Long-Term Incentive Plan to the Expro Group Holdings N.V. Long-Term Incentive Plan, as amended and restated. Further, effective May 25, 2022, the Expro Group Holdings N.V. Long-Term Incentive Plan, as amended and restated was terminated and the Expro Group Holdings N.V. 2022 Long-Term Incentive Plan (the “2022 LTIP” plan) was adopted and established by the Board and approved by the Company’s stockholders. Pursuant to the 2022 LTIP, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other types of equity and cash incentive awards may be granted to employees, non-employee directors and consultants. The LTIP expires after 10 years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our Board terminates the plan. There are approximately 13.2 million shares of common stock reserved for issuance under the LTIP. As of December 31, 2023, approximately 10.1 million shares remained available for issuance.

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

Stock-based compensation expense relating to LTIP RSUs was $13.3 million, $11.2 million and $6.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. The total fair value of LTIP RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $11.1 million, $13.0 million and $2.0 million respectively. As of December 31, 2023, unrecognized stock compensation expense relating to LTIP RSUs totaled approximately $20.2 million, which will be expensed over a weighted average period of 1.3 years.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The following is a summary of RSU information and weighted-average grant-date fair values for Expro’s LTIP RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested on Closing Date	883,079	$21.97
Granted	458,258	17.64
Vested	(93,688)	21.80
Forfeited	(12,549)	22.59
Non-vested at December 31, 2021	1,235,100	20.49
Granted	913,034	16.51
Vested	(593,037)	21.91
Forfeited	(70,899)	18.80
Non-vested at December 31, 2022	1,484,198	17.51
Granted	940,176	19.07
Vested	(640,145)	17.37
Forfeited	(67,415)	18.07
Non-vested at December 31, 2023	1,716,814	$18.39

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

Design features of the PRSU grant that in furtherance of this purpose include the following: (1) The vesting of the PRSUs is based on total shareholder return (“TSR”) based on a comparison to the returns of a peer group, which is the SPDR S&P Oil & Gas Equipment and Services ETF. (2) TSR performance is calculated separately with respect to certain achievement periods included in the performance period as defined for each specific agreement. For certain PRSUs, TSR for the Company and the peer group shall be calculated using a 30-day averaging period for the 30 calendar days prior to the start of the applicable performance period and the last 30 calendar days of the applicable performance period to mitigate the effect of stock price volatility. The TSR calculation will assume reinvestment of dividends. (3) The ultimate number of shares to be issued pursuant to the PRSU awards will vary in proportion to the actual TSR achieved as a percentile compared to the peer group during the Performance Period as follows: (i) no shares will be issued if the Company’s performance falls below the 25th percentile; (ii) 50% of the Target Level (as defined below) if the Company achieves a rank in the 25th percentile (the threshold level); (iii) 100% of the Target Level if the Company achieves a rank in the 50th percentile (the target level); (iv) 150% of the Target Level if the Company achieves a rank in the 75th percentile; and 200% of the Target Level if the Company achieves a rank in the 90th percentile and above (the maximum level). (4) Unless there is a qualifying termination as defined in the PRSU award agreement, the PRSUs of an executive will be forfeited upon an executive’s termination of employment during the Performance Period.

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

In 2023, we granted 260,762 PRSUs (“Target Level”) which have a performance period of the three-year period from January 1, 2023 to December 31, 2025 and a single three-year achievement period for the same time period. In 2022, no shares were granted under the PRSU program. In 2021, we granted 354,275 PRSUs (“Target Level”) which have a performance period of the three-year period from January 1, 2022 to December 31, 2024, but with separate one-year achievement periods from January 1, 2022 to December 31, 2022, January 1, 2023 to December 31, 2023, and January 1, 2024 to December 31, 2024, resulting in a weighted average payout at the end of the applicable performance period.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The weighted average assumptions for the PRSUs granted in 2023 and 2021 were as follows:

	2023	2021
Total expected term (in years)	2.85	3.25
Expected volatility	65.7	84.2
Risk-free interest rate	4.56%	0.54%
Correlation range	48.7% to 76.2%	21.2% to 79.5%

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

Stock-based compensation expense related to PRSUs was $5.0 million, $3.2 million and $5.2 million, respectively, for the years ended December 31, 2023, 2022 and 2021. The total fair value of PRSUs vested during the years ended December 31, 2023, 2022 and 2021, was $0.5 million, $9.9 million and $0.1 million respectively. As of December 31, 2023, unrecognized stock compensation expense relating to PRSUs totaled approximately $8.7 million, which will be expensed over a weighted average period of 1.4 years.

The following is a summary of PRSU information and weighted-average grant-date fair values for Expro’s PRSUs:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value
Non-vested on Closing Date	340,071	$32.38
Granted	354,275	23.34
Vested	(2,715)	29.72
Non-vested on December 31, 2021	691,631	27.75
Vested	(305,119)	32.50
Non-vested at December 31, 2022	386,512	24.00
Granted	260,762	33.03
Vested	(18,222)	26.63
Forfeited	(14,471)	20.55
Non-vested at December 31, 2023	614,581	$27.83

Employee Stock Purchase Plan

As of July 1, 2023, the Expro Group Holdings N.V. 2023 Employee Stock Purchase Program (“ESPP”) replaced the Expro Group Holdings N.V. Employee Stock Purchase Program. Under the ESPP eligible employees have the right to purchase shares of common stock at the lesser of (i) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the first day of the option period, or (ii) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the last day of the option period. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. We have reserved 5,000,000 shares of our common stock for issuance under the ESPP; all shares were available for issuance as of December 31, 2023. For the years ended December 31, 2023, 2022 and 2021, we recognized $0.4 million, $0.5 million and $0.1 million of compensation expense related to stock purchased under the ESPP, respectively.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

21.	Loss per share

Basic earnings (loss) per share attributable to Company stockholders is calculated by dividing net income (loss) attributable to the Company by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share attributable to Company stockholders is computed giving effect to all potential dilutive common stock, unless there is a net loss for the period. We apply the treasury stock method to determine the dilutive weighted average common shares represented by unvested restricted stock units, stock options and ESPP shares.

The calculation of basic and diluted loss per share attributable to the Company stockholder for years ended  December 31, 2023, 2022 and 2021 respectively, are as follows (in thousands, except shares outstanding and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(23,360)	$(20,145)	$(131,891)
Basic and diluted weighted average number of shares outstanding	109,161	109,073	80,526

Total basic and diluted loss per share	$(0.21)	$(0.18)	$(1.64)

Approximately 0.9 million, 0.3 million and 0.7 million shares of unvested restricted stock units, shares issuable for stock options and stock to be issued pursuant to the ESPP have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive for the years ended December 31, 2023, 2022 and 2021 respectively.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

22.	Related party transactions

Our related parties consist primarily of CETS and PVD-Expro, the two companies in which we exert significant influence, and Mosing Holdings LLC and its affiliates (Mr. Erich Mosing served as a director until May 24, 2023). During the years ended December 31, 2023, 2022 and 2021, we provided goods and services to related parties totaling $13.0 million, $5.4 million and $6.8 million, respectively. During the years ended December 31, 2023, 2022 and 2021, we received services from related parties totaling $1.1 million, $1.0 million and zero respectively.

Additionally, we entered into various operating lease agreements to lease facilities with affiliated companies. Rent expense associated with our related party leases was $0.5 million, $0.6 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Further, during the years ended December 31, 2023, 2022 and 2021, we received dividends from CETS totaling $8.3 million, $7.3 million and $4.14 million, respectively.

As of December 31, 2023 and 2022, amounts receivable from related parties were $2.7 million and $2.4 million, respectively, and amounts payable to related parties were $1.2 million and $0.8 million as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, $0.6 million of our operating lease right-of-use assets and $0.6 million of our lease liabilities were associated with related party leases. As of December 31, 2022, $0.7 million of our operating lease right-of-use assets and $0.7 million of our lease liabilities were associated with related party leases.

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

23.	Supplemental Cash Flow

Supplemental disclosure of cash flow information includes the following for the year ended  December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes net of refunds	$(44,268)	$(33,171)	$(20,130)
Cash paid for interest, net	(2,177)	(3,851)	(4,192)
Change in accounts payable and accrued expenses related to capital expenditures	(7,926)	(14,721)	(8,191)
Fair value of net assets acquired in the Merger, net of cash and cash equivalents and restricted cash	-	-	552,543

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2023, at the reasonable assurance level.

Management’s Report on Internal Controls

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

On October 2, 2023, Expro consummated the PRT Acquisition which was the acquisition of a privately-held company that was not subject to Section 404 of the Sarbanes-Oxley Act (“SOX”). As the PRT Acquisition occurred during the fourth quarter of 2023, and PRT was not previously subject to Section 404 of SOX, management concluded there was insufficient time for management to complete its assessment of the internal controls over financial reporting related to PRT, and, therefore, PRT’s internal controls over financial reporting were excluded from this report on internal control over financial reporting.

Our management with the participation of the CEO and CFO conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting excluding PRT’s internal controls as of December 31, 2023 (covering approximately 99.0% of the revenue on the Consolidated Statements of Operations for the year ended December 31, 2023 and 93.6% of the total assets on the Consolidated Balance Sheets as of December 31, 2023) based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Control Over Financial Reporting

As of December 31, 2023 management has concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Securities Trading Arrangements with Officers and Directors

During the three months ended  December 31, 2023 no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2023.

Item 11. Executive Compensation

Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2023.

Item 14. Principal Accounting Fees and Services

Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)         Financial Statements

Our consolidated financial statements are included under Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. For a listing of these statements and accompanying footnotes, see “Index to Consolidated Financial Statements” at page 50.

(a)(2)         Financial Statement Schedules

Schedules not listed have been omitted because they are not applicable or not required or the information required to be set forth therein is included in Item 8. “Financial Statements and Supplementary Data” or notes thereto.

(a)(3)         Exhibits

The following exhibits are filed or furnished with this report or incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement relating to the sale and purchase of CTL UK Holdco Limited, dated February 13, 2024, by and among Expro Group Holdings N.V., Expro Holdings UK 3 Limited and the sellers party thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36053), filed on February 14, 2024).
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
10.1

Director Nomination Agreement, dated as of March 10, 2021, among Expro Group Holdings N.V. and certain shareholders party thereto (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022)

10.2	Amended and Restated Facility Agreement dated as of October 6, 2023, by and among, inter alios, Expro Group Holdings N.V., as parent, Exploration and Production Services (Holdings) Limited and Expro Holdings US Inc., as borrowers, the guarantors party thereto, the lenders party thereto and DNB Bank ASA, London Branch, as agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on October 11, 2023).
†10.3

Amended and Restated Executive Employment Agreement, dated as of October 1, 2021, by and between Expro Americas, LLC, Expro Group Holdings N.V., and Michael Jardon (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).

†10.4	Letter agreement, dated September 20, 2021, with Quinn Fanning (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).

†10.6	Service Agreement, dated as of March 24, 2023, by and between Expro Overseas Inc. (Dubai Branch) and Alistair George Sinclair Geddes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on March 27, 2023).
†10.7

Employment Assignment Letter, dated September 20, 2021, with Steven Russell (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).

†10.8	Service Agreement, dated as of September 29, 2021, by and between Expro North Sea Ltd and John McAlister (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).
†10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).
†10.10	Form of Director Confidentiality Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053) filed on August 4, 2022).
†10.11	Expro Group Holdings N.V. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registration on Form S-8 (File No. 333-266018), filed on November 16, 2023).
†10.12

Expro Group Holdings N.V. Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).

†10.13

Expro Group Holdings International Limited 2018 Management Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-260033), filed on October 4, 2021).

†10.14

Form of Notice of Stock Option Award and Stock Option Award Agreement under the Expro Group Holdings International Limited 2018 Management Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-260033), filed on October 4, 2021).

†10.15

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

†10.17

Expro Group Holdings N.V. Long-Term Incentive Plan Restricted Stock Unit Agreement (2021 Time Based Form) (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).

†10.18

Expro Group Holdings N.V. Long-Term Incentive Plan Restricted Stock Unit Agreement (2021 Performance Based Form) (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).

†10.19

Form of Inducement Award Restricted Stock Unit Agreement (Time-Based) (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-260033), filed on October 4, 2021).

†10.20

Form of Inducement Award Restricted Stock Unit Agreement (Performance-Based) (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 (File No. 333-260033), filed on October 4, 2021).

†10.22	Expro Group Holdings N.V. 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration on Form S-8 (File No. 333-266018), filed on July 5, 2022).
†10.23	Expro Group Holdings N.V. 2022 Long-Term Incentive Plan Restricted Stock Unit Agreement (Non-Executive Director Form) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053) filed on November 3, 2022).
†10.24	Expro Group Holdings N.V. Long-Term Incentive Plan Restricted Stock Unit Agreement (2023 Time Based Form) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 4, 2023).
†10.24

Expro Group Holdings N.V. Long-Term Incentive Plan Restricted Stock Unit Agreement (2023 Performance Based Form) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 4, 2023).

†10.26

Frank’s International N.V. Executive Amended and Restated U.S. Executive Change-in-Control Severance Plan, dated January 21, 2019 (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 25, 2019).

†10.27

First Amendment to the Frank’s International N.V. Amended and Restated U.S. Executive Change-in-Control Severance Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 4, 2021).

†10.28

Amendment One to the Frank’s International N.V. Amended and Restated U.S. Executive Change-in-Control Severance Plan, dated October 1, 2021 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).

†10.29

Form of Frank’s International N.V. Amended and Restated U.S. Executive Change-in-Control Severance Plan Participation Agreement including Confidentiality and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).

†10.30	Frank’s International N.V. U.S. Executive Retention and Severance Plan, dated January 21, 2019 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K (Filed No. 001-36053), filed on February 25, 2019).
†10.31

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

*21.1	List of Subsidiaries of Expro Group Holdings N.V.
*23.1	Consent of Deloitte & Touche LLP
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*†97.1	Expro Group Holdings N.V. Compensation Recovery Policy.
*101.1

The following materials from Expro’s Annual Report on Form 10-K for the period ended December 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

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

		By:	Expro Group Holdings N.V.
(Registrant)

Date:	February 21, 2024	By:	/s/ Quinn P. Fanning
Quinn P. Fanning
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2024.

Signature	Title

/s/ Michael Jardon	President and Chief Executive Officer and Director
Michael Jardon	(Principal Executive Officer)

/s/ Quinn P. Fanning	Chief Financial Officer
Quinn P. Fanning	(Principal Financial Officer)

/s/ Michael Bentham	Principal Accounting Officer
Michael Bentham

/s/ Michael C. Kearney	Chairman of the Board
Michael C. Kearney

/s/ Eitan Arbeter	Director
Eitan Arbeter

/s/ Robert W. Drummond	Director
Robert W. Drummond

/s/ Alan Schrager	Director
Alan Schrager

/s/ Lisa L. Troe	Director
Lisa L. Troe

/s/ Brian Truelove	Director
Brian Truelove

/s/ Frances M. Vallejo	Director
Frances M. Vallejo

/s/ Eileen G. Whelley	Director
Eileen G. Whelley