Form 10-Q
period 2024-03-31
EXPRO GROUP HOLDINGS N.V.
filed 2024-04-25
CIK 1575828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934

For the quarterly period ended March 31, 2024

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

As of April 22, 2024, there were 110,537,436 shares of common stock, €0.06 nominal value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Expro Group Holdings N.V.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	Three Months Ended March 31,
	2024	2023
Total revenue	$383,489	$339,279
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization expense	(308,487)	(289,647)
General and administrative expense, excluding depreciation and amortization expense	(19,213)	(13,285)
Depreciation and amortization expense	(40,146)	(34,737)
Merger and integration expense	(2,161)	(2,138)
Severance and other expense	(5,062)	(927)
Total operating cost and expenses	(375,069)	(340,734)
Operating income (loss)	8,420	(1,455)
Other income (expense), net	485	(949)
Interest and finance expense, net	(3,152)	(1,298)
Income (loss) before taxes and equity in income of joint ventures	5,753	(3,702)
Equity in income of joint ventures	3,858	2,436
Income (loss) before income taxes	9,611	(1,266)
Income tax expense	(12,288)	(5,085)
Net loss	$(2,677)	$(6,351)

Loss per common share:
Basic and diluted	$(0.02)	$(0.06)
Weighted average common shares outstanding:
Basic and diluted	110,176,460	108,854,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(2,677)	$(6,351)
Other comprehensive loss:
Amortization of prior service credit	(61)	(61)
Other comprehensive loss	(61)	(61)
Comprehensive loss	$(2,738)	$(6,412)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$163,221	$151,741
Restricted cash	1,313	1,425
Accounts receivable, net	438,941	469,119
Inventories	164,325	143,325
Income tax receivables	28,968	27,581
Other current assets	65,628	58,409
Total current assets	862,396	851,600

Property, plant and equipment, net	500,331	513,222
Investments in joint ventures	71,001	66,402
Intangible assets, net	229,574	239,716
Goodwill	247,687	247,687
Operating lease right-of-use assets	68,022	72,310
Non-current accounts receivable, net	9,179	9,768
Other non-current assets	12,064	12,302
Total assets	$2,000,254	$2,013,007

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$299,094	$326,125
Income tax liabilities	47,688	45,084
Finance lease liabilities	2,012	1,967
Operating lease liabilities	16,885	17,531
Other current liabilities	100,110	98,144
Total current liabilities	465,789	488,851

Long-term borrowings	40,000	20,000
Deferred tax liabilities, net	21,636	22,706
Post-retirement benefits	8,697	10,445
Non-current finance lease liabilities	15,824	16,410
Non-current operating lease liabilities	50,249	54,976
Uncertain tax positions	59,718	59,544
Other non-current liabilities	44,231	44,202
Total liabilities	706,144	717,134

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, €0.06 nominal value, 200,000,000 shares authorized, 114,109,774 and 113,389,911 shares issued and 110,537,436 and 110,029,694 shares outstanding	8,102	8,062
Treasury stock (at cost) 3,572,338 and 3,360,217 shares	(68,792)	(64,697)
Additional paid-in capital	1,914,353	1,909,323
Accumulated other comprehensive income	22,257	22,318
Accumulated deficit	(581,810)	(579,133)
Total stockholders’ equity	1,294,110	1,295,873
Total liabilities and stockholders’ equity	$2,000,254	$2,013,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,677)	$(6,351)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	40,146	34,737
Equity in income of joint ventures	(3,858)	(2,436)
Stock-based compensation expense	5,070	4,171
Elimination of unrealized (loss) gain on sales to joint ventures	(741)	39
Changes in fair value of contingent consideration	398	-
Deferred taxes	(1,071)	(5,225)
Unrealized foreign exchange	660	(1,753)
Changes in assets and liabilities:
Accounts receivable, net	29,332	(5,761)
Inventories	(17,286)	(2,380)
Other assets	(7,629)	(11,320)
Accounts payable and accrued liabilities	(14,570)	5,362
Other liabilities	2,755	11,306
Income taxes, net	1,391	3,929
Other	(1,982)	(2,995)
Net cash provided by operating activities	29,938	21,323

Cash flows from investing activities:
Capital expenditures	(30,739)	(28,776)
Payment for acquisition of business, net of cash acquired	-	(7,536)
Net cash used in investing activities	(30,739)	(36,312)

Cash flows from financing activities:
Release of (cash pledged for) collateral deposits, net	650	(10)
Proceeds from borrowings	21,204	-
Acquisition of common stock	-	(10,011)
Payment of withholding taxes on stock-based compensation plans	(4,095)	(2,954)
Repayment of financed insurance premium	(2,327)	(2,899)
Repayment of finance leases	(541)	(499)
Net cash provided by (used in) financing activities	14,891	(16,373)

Effect of exchange rate changes on cash and cash equivalents	(2,722)	(800)
Net increase (decrease) to cash and cash equivalents and restricted cash	11,368	(32,162)
Cash and cash equivalents and restricted cash at beginning of period	153,166	218,460
Cash and cash equivalents and restricted cash at end of period	$164,534	$186,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Three Months Ended March 31, 2023
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2023	108,744	$7,911	$(40,870)	$1,847,078	$27,549	$(555,773)	$1,285,895
Net loss	-	-	-	-	-	(6,351)	(6,351)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	4,171	-	-	4,171
Common shares issued upon vesting of share-based awards	582	32	-	566	-	-	598
Treasury shares withheld	(185)	-	(3,556)	-	-	-	(3,556)
Acquisition of common stock	(557)	-	(10,011)	-	-	-	(10,011)
Balance at March 31, 2023	108,584	$7,943	$(54,437)	$1,851,815	$27,488	$(562,124)	$1,270,685

	Three Months Ended March 31, 2024
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2024	110,030	$8,062	$(64,697)	$1,909,323	$22,318	$(579,133)	$1,295,873
Net loss	-	-	-	-	-	(2,677)	(2,677)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	5,070	-	-	5,070
Common stock issued upon vesting of share-based awards	719	40	-	(40)	-	-	-
Treasury shares withheld	(212)	-	(4,095)	-	-	-	(4,095)
Balance at March 31, 2024	110,537	$8,102	$(68,792)	$1,914,353	$22,257	$(581,810)	$1,294,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Business description

With roots dating to 1938, Expro Group Holdings N.V. (the “Company,” “Expro,” “we,” “our” or “us”) is a global provider of energy services with operations in approximately 60 countries. The Company’s broad portfolio of products and services provides solutions to enhance production and improve recovery across the well lifecycle, from exploration through abandonment.

On October 25, 2023, the Company’s Board of Directors (the “Board”) approved an extension to the stock repurchase program first approved on June 16, 2022. Pursuant to the extended stock repurchase program, the Company is now authorized to acquire up to $100.0 million of its outstanding common stock from October 25, 2023 through November 24, 2024 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. The Company has made no repurchases under the Stock Repurchase Program during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company repurchased approximately 0.6 million shares at an average price of $17.99 per share, for a total cost of approximately $10.0 million

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

2.	Basis of presentation and significant accounting policies

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

The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim consolidated financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in our most recent Annual Report on Form 10-K for the year ended  December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 21, 2024 (the “Annual Report”).

In the opinion of management, these unaudited condensed consolidated financial statements, which are prepared in accordance with the rules of the SEC and U.S. GAAP for interim financial reporting, included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2024, the results of our operations for the three months ended March 31, 2024 and 2023 and our cash flows for the three months ended March 31, 2024 and 2023. Such adjustments are of a normal recurring nature. Operating results for the three months ended  March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2024 or for any other period.

The unaudited condensed consolidated financial statements have been prepared on an historical cost basis using the United States dollar (“$” or “U.S. dollar”) as the reporting currency.

Significant accounting policies

Refer to Note 2 “Basis of presentation and significant accounting policies” of our consolidated financial statements as of and for the year ended December 31, 2023, which are included in our most recent Annual Report for a discussion of our significant accounting policies. There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our consolidated financial statements as of and for the year ended  December 31, 2023.

Recent accounting pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) generally in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances the disclosures required for operating segments in the Company's annual and interim consolidated financial statements. ASU 2023-07 is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our disclosures.

All other recently issued ASUs were assessed and were either determined to be not applicable or are expected to have immaterial impact on our consolidated financial position, results of operations and cash flows.

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

The contingent consideration arrangement requires the Company to pay the former owners of DeltaTek a percentage of future revenues generated specifically from the acquired technology over a period of seven years. The fair value of the contingent consideration arrangement of $8.5 million was estimated by applying the income approach and is reflected in “Other liabilities” on the condensed consolidated balance sheets. That measure is based on significant inputs that are not observable in the market, referred to as Level 3 inputs in accordance with ASC 820. To the extent our estimates and assumptions changed during the measurement period and such changes are based on facts and circumstances that existed as of the DeltaTek Closing Date, an adjustment to the contingent consideration liability was recorded with an offsetting adjustment to goodwill. To the extent our estimates and assumptions change based on facts and circumstances subsequent to the measurement period, an adjustment to the contingent consideration liability would be recorded with an offsetting adjustment to earnings during the applicable period.

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

	Initial allocation of the consideration	Measurement period adjustments	Final allocation of the consideration
Cash and cash equivalents	$1,464	$-	$1,464
Accounts receivables, net	723	-	723
Inventories	183	-	183
Property, plant and equipment	642	-	642
Goodwill	7,157	994	8,151
Intangible assets	11,063	2	11,065
Other assets	27	-	27
Total assets	21,259	996	22,255

Accounts payable and accrued liabilities	245	2	247
Deferred tax liabilities	2,700	66	2,766
Other liabilities	831	(16)	815
Total Liabilities	3,776	52	3,828

Fair value of net assets acquired	$17,483	$944	$18,427

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

The preliminary valuation of the assets acquired and liabilities assumed, including other liabilities, in the DeltaTek Acquisition initially resulted in a goodwill of $7.2 million. During the third quarter of 2023, the Company finalized the valuation and recorded measurement period adjustments to its preliminary estimates due to additional information received primarily related to a customary purchase price adjustment. The measurement period adjustments resulted in an increase in goodwill of $1.0 million, for final total goodwill associated with the DeltaTek Acquisition of $8.2 million.

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

The intangible assets will be amortized on a straight-line basis over an estimated 5 to 15 years life. We expect annual amortization to be approximately $1.0 million associated with these intangible assets. An associated deferred tax liability has been recorded in regards to these intangible assets. Refer to Note 14 “Intangible assets, net” for additional information regarding the various acquired intangible assets.

The goodwill consists largely of the synergies and economies of scale expected from the technology providing more efficient services and expected future developments resulting from the assembled workforce. The goodwill is not subject to amortization but will be evaluated at least annually for impairment or more frequently if impairment indicators are present. Goodwill recorded in the DeltaTek Acquisition is not expected to be deductible for tax purposes.

The Company has determined the estimated unaudited pro forma information to be insignificant for the three months ended March 31, 2023, assuming the DeltaTek Acquisition were to have been completed as of January 1, 2023. This is not necessarily indicative of the results that would have occurred had the DeltaTek Acquisition been completed on the date indicated or of future operating results.

PRT Offshore

On October 2, 2023 (“PRT Closing Date”), Professional Rental Tools, LLC (“PRT” or “PRT Offshore”), was acquired (the “PRT Acquisition”) from PRT Partners, LLC by our wholly owned subsidiary, EPSH. The acquisition will enable Expro to expand its portfolio of cost-effective, technology-enabled services and solutions within the subsea well access sector in the North and Latin America region and accelerate the growth of PRT Offshore’s surface equipment offering in the Europe and Sub-Saharan Africa and Asia Pacific regions. We estimated the fair value of consideration for the PRT Acquisition to be $91.0 million, including cash consideration of $21.7 million, net of cash received, equity consideration of $40.9 million, and contingent consideration of $13.2 million, subject to a true-up for customary working capital adjustments. As of March 31, 2024 and December 31, 2023, the Company has accrued $1.5 million of the cash consideration related to standard holdback provisions, which is expected to be paid later in 2024.

The contingent consideration arrangement requires the Company to pay the former owners of PRT additional consideration based on PRT Offshore’s financial performance during the four quarters following closing. The fair value of the contingent consideration arrangement of $13.2 million was estimated by applying the income approach and is reflected in “Other current liabilities” on the condensed consolidated balance sheets. That measure is based on significant inputs that are not observable in the market, referred to as Level 3 inputs in accordance with ASC 820. To the extent our estimates and assumptions change during the measurement period and such changes are based on facts and circumstances that existed as of the PRT Closing Date, an adjustment to the contingent consideration liability would be recorded with an offsetting adjustment to goodwill. To the extent our estimates and assumptions change based on facts and circumstances subsequent to the PRT Closing Date or after the measurement period, an adjustment to the contingent consideration liability would be recorded with an offsetting adjustment to earnings during the applicable period.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

The PRT Acquisition is accounted for as a business combination and Expro has been identified as the acquirer for accounting purposes. As a result, the Company has in accordance with ASC 805, Business Combinations, applied the acquisition method of accounting to account for PRT’s assets acquired and liabilities assumed.

Amount
Cash and cash equivalent	$15,086
Accounts receivables, net	15,195
Other current assets	986
Property, plant and equipment	52,278
Goodwill	18,556
Intangible assets	33,940
Operating lease right-of-use assets	1,242
Total assets	137,283

Accounts payable and accrued liabilities	8,621
Operating lease liabilities	505
Other current liabilities	1,811
Non-current operating lease liabilities	678
Long-term borrowings	34,701
Total liabilities	46,316

Fair value of net assets acquired	$90,967

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

The Company’s operating results for the three months ended March 31, 2024 include $14.6 million of revenue and $2.1 million of net income attributable to PRT.

The Company has determined the estimated unaudited pro forma information to be immaterial for the three months ended March 31, 2023, assuming the PRT Acquisition were to have been completed as of January 1, 2023. This is not necessarily indicative of the results that would have occurred had the PRT Acquisition been completed on the date indicated or of future operating results.

Coretrax

On February 12, 2024, Expro announced that it had agreed to acquire Scotland-based Coretrax, a technology leader in performance drilling tools and wellbore cleanup, well integrity and production optimization solutions. The Headline Price (as defined in the agreement) is $210.0 million subject to customary purchase price adjustments. The consideration to be paid at closing includes at least $75.0 million in cash and up to 6.8 million newly issued shares of the Company's common stock. The cash component of the consideration to be paid may be increased at the Company's election, and the notional value of any equity consideration will be unitized based on our thirty trading day volume weighted average price prior to closing, which is expected to occur in the second quarter of 2024.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	Fair value measurements

Recurring Basis

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2024 and December 31, 2023, were as follows (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$9,179	$-	$9,179
Liabilities:
Contingent consideration liabilities	-	-	25,103	25,103
Borrowings	-	41,874	-	41,874
Finance lease liabilities	-	17,836	-	17,836

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$9,768	$-	$9,768
Liabilities:
Contingent consideration liabilities	-	-	24,705	24,705
Borrowings	-	20,701	-	20,701
Finance lease liabilities	-	18,377	-	18,377

We have certain contingent consideration liabilities related to acquisitions which are measured at fair value using Level 3 inputs. The amount of contingent consideration due to the sellers is based on the achievement of agreed-upon financial performance metrics by the acquired company, as determined by the terms of the contingent consideration agreements with the sellers of each acquired company. We record a liability at the time of the acquisition based on the present value of management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. After the date of acquisition, we update the original valuation to reflect the passage of time and current projections of future results of the acquired companies. Accretion of, and changes in the valuations of, contingent consideration are reported on the condensed consolidated statement of operations within “Severance and other expense.”

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

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer, in deciding how to allocate resources and assess performance. Our CODM manages our operational segments that are aligned with our geographical regions as below:

●	North and Latin America (“NLA”),
●	Europe and Sub-Saharan Africa (“ESSA”),
●	Middle East and North Africa (“MENA”), and
●	Asia-Pacific (“APAC”).

The following table presents our revenue disaggregated by our operating segments (in thousands):

	Three Months Ended March 31,
	2024	2023
NLA	$130,389	$126,228
ESSA	121,746	113,648
MENA	71,494	50,945
APAC	59,860	48,458
Total	$383,489	$339,279

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

The following table presents our Segment EBITDA disaggregated by our operating segments and a reconciliation to income (loss) before income taxes (in thousands):

	Three Months Ended March 31,
	2024	2023
NLA	$34,377	$31,874
ESSA	25,201	20,785
MENA	24,538	14,568
APAC	10,786	(2,698)
Total Segment EBITDA	94,902	64,529
Corporate costs	(31,300)	(25,081)
Equity in income of joint ventures	3,858	2,436
Depreciation and amortization expense	(40,146)	(34,737)
Merger and integration expense	(2,161)	(2,138)
Severance and other expense	(5,062)	(927)
Stock-based compensation expense	(5,070)	(4,171)
Foreign exchange (loss) gain	(2,743)	1,070
Other income (expense), net	485	(949)
Interest and finance expense, net	(3,152)	(1,298)
Income (loss) before income taxes	$9,611	$(1,266)

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

The following table sets forth the total amount of revenue by main area of capabilities as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Well construction	$120,030	$128,265
Well management	263,459	211,014
Total	$383,489	$339,279

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

Contract balances consisted of the following as of March 31, 2024, and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Trade receivable, net	$295,083	$222,591
Unbilled receivables (included within accounts receivable, net)	$136,417	$203,689
Contract assets (included within accounts receivable, net)	$16,620	$52,607
Deferred revenue (included within other liabilities)	$28,016	$27,206

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

The Company recognized revenue of $5.9 million and $25.2 million for the three months ended  March 31, 2024 and 2023, respectively, out of the deferred revenue balance as of the beginning of the applicable year.

As of March 31, 2024, $26.6 million of our deferred revenue was classified as current and is included in “Other current liabilities” on the condensed consolidated balance sheets, with the remainder classified as non-current and included in “Other non-current liabilities” on the condensed consolidated balance sheets.

Transaction price allocated to remaining performance obligations

Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. We have elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less and for our long-term contracts we have a right to consideration from customers in an amount that corresponds directly with the value to the customer of the performance completed to date. With respect to our long-term construction contracts, revenue allocated to remaining performance obligations is $10.9 million.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

7.	Income taxes

For interim financial reporting, the annual tax rate is based on pre-tax income (loss) before equity in income of joint ventures. We have historically calculated the income tax expense/(benefit) during interim reporting periods by applying a full year estimated Annual Effective Tax Rate (“AETR”) to income (loss) before income taxes, excluding infrequent or unusual discrete items, for the reporting period. For the three months ended March 31, 2024, we determined that using an AETR would not provide a reliable estimate of income taxes due to the forecasting methodology used to project income (loss) before income taxes, resulting in significant changes in the estimated AETR. Thus, we concluded to use a discrete effective tax rate, which treats the year-to-date period as an annual period, to calculate income taxes for the three months ended March 31, 2024.

Our effective tax rates were 213.6% and (137.4)% for the three months ended March 31, 2024, and 2023 respectively.

Our effective tax rate was impacted primarily due to changes in the mix of taxable profits between jurisdictions with different tax regimes, in particular in Latin America and in our ESSA region.

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

The carrying value of our investment in joint ventures as of March 31, 2024, and December 31, 2023, was as follows (in thousands):

	March 31,	December 31,
	2024	2023
CETS	$67,343	$62,704
PVD-Expro	3,658	3,698
Total	$71,001	$66,402

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	Accounts receivable, net

Accounts receivable, net consisted of the following as of March 31, 2024, and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Accounts receivable	$467,242	$497,135
Less: Expected credit losses	(19,122)	(18,248)
Total	$448,120	$478,887

Current	438,941	469,119
Non – current	9,179	9,768
Total	$448,120	$478,887

10.	Inventories

Inventories consisted of the following as of March 31, 2024, and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Finished goods	$16,122	$25,854
Raw materials, equipment spares and consumables	119,281	99,011
Work-in-progress	28,922	18,460
Total	$164,325	$143,325

11.	Other assets and liabilities

Other assets consisted of the following as of March 31, 2024, and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Prepayments	$31,473	28,725
Value-added tax receivables	24,668	20,622
Collateral deposits	1,239	1,886
Deposits	8,986	8,912
Other	11,326	10,566
Total	$77,692	$70,711

Current	65,628	58,409
Non – current	12,064	12,302
Total	$77,692	$70,711

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

Other liabilities consisted of the following as of March 31, 2024, and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Deferred revenue	$28,016	$27,206
Other tax and social security	32,488	34,004
Provisions	37,628	38,576
Contingent consideration liabilities	25,103	24,705
Other	21,106	17,855
Total	$144,341	$142,346

Current	100,110	98,144
Non – current	44,231	44,202
Total	$144,341	$142,346

12.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following as of March 31, 2024, and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Accounts payable – trade	$146,192	$146,759
Payroll, vacation and other employee benefits	32,030	43,924
Accruals for goods received not invoiced	11,154	22,921
Other accrued liabilities	109,718	112,521
Total	$299,094	$326,125

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

13.	Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of March 31, 2024, and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Cost:
Land	$22,176	$22,176
Land improvements	3,332	3,332
Buildings and lease hold improvements	101,642	100,404
Plant and equipment	986,348	971,178
	1,113,498	1,097,090
Less: accumulated depreciation	(613,167)	(583,868)
Total	$500,331	$513,222

The carrying amount of our property, plant and equipment recognized in respect of assets held under finance leases as of March 31, 2024 and December 31, 2023 and included in amounts above is as follows (in thousands):

	March 31,	December 31,
	2024	2023
Cost:
Buildings	$23,859	$23,859
Plant and equipment	589	589
Total	24,448	24,448
Less: accumulated amortization	(10,868)	(10,315)
Total	$13,580	$14,133

Depreciation expense relating to property, plant and equipment, including assets under finance leases, was $29.6 million and $25.5 million for the three months ended March 31, 2024, and 2023, respectively.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

14.	Intangible assets, net

The following table summarizes our intangible assets comprising of Customer Relationships & Contracts (“CR&C”), Trademarks, Technology and Software as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024			December 31, 2023			March 31, 2024
	Gross carrying amount	Accumulated impairment and amortization	Net book value	Gross carrying amount	Accumulated impairment and amortization	Net book value	Weighted average remaining life (years)
CR&C	$256,835	$(145,125)	$111,710	$256,835	$(139,302)	$117,533	5.8
Trademarks	58,977	(38,457)	20,520	58,977	(36,578)	22,399	6.2
Technology	179,154	(84,151)	95,003	179,154	(82,266)	96,888	10.9
Software	15,634	(13,293)	2,341	15,248	(12,352)	2,896	0.6
Total	$510,600	$(281,026)	$229,574	$510,214	$(270,498)	$239,716	7.9

Amortization expense for intangible assets was $10.5 million and $9.2 million for the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes the intangible assets which were acquired pursuant to the DeltaTek Acquisition and the PRT Acquisition during 2023 (in thousands):

	Acquired Fair Value	Weighted average life (years)
DeltaTek:
CR&C	$2,571	6.0
Trademarks	257	5.0
Technology	8,237	15.0
Total	$11,065	12.7

PRT:
CR&C	$32,048	10.0
Trademarks	1,627	4.0
Technology	265	15.0
Total	$33,940	9.8

15.	Goodwill

Our reporting units are our operating segments which are NLA, ESSA, MENA and APAC.

The allocation of goodwill by operating segment as of March 31, 2024 and December 31, 2023 is as follows (in thousands):

	March 31,	December 31,
	2024	2023
NLA	$139,512	$139,512
ESSA	83,319	83,319
MENA	5,441	5,441
APAC	19,415	19,415
Total	$247,687	$247,687

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the goodwill by operating segment which were acquired pursuant to the DeltaTek Acquisition and the PRT Acquisition during 2023 (in thousands):

	DeltaTek	PRT
NLA	$2,445	$18,556
ESSA	3,261	-
MENA	1,223	-
APAC	1,222	-
Total	$8,151	$18,556

As of March 31, 2024, we did not identify any triggering events that would represent an indicator of impairment of our goodwill. Accordingly, no impairment charges related to goodwill have been recorded during the three months ended March 31, 2024.

16.	Interest bearing loans

On October 6, 2023, we amended and restated the previous revolving credit facility agreement pursuant to an amendment and restatement agreement (the “Amended and Restated Facility Agreement”) with DNB Bank ASA, London Branch, as agent, in order to extend the maturity of the revolving credit facility agreement. The maturity date of the Amended and Restated Facility Agreement is October 6, 2026. The Amended and Restated Facility Agreement increased the total commitments to $250.0 million, of which $166.7 million was available for drawdowns as loans and $83.3 million was available for letters of credit. The Company has the ability to increase the commitments to $350.0 million.

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

The Amended and Restated Facility Agreement retains various undertakings and affirmative and negative covenants (with certain agreed amendments) which limit, subject to certain customary exceptions and thresholds, the Company and its subsidiaries’ ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments, acquisitions, or loans and create or incur liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The Amended and Restated Facility Agreement amends certain of the financial covenants such that the Company is required to maintain (i) a minimum interest cover ratio of 4.0 to 1.0 based on the ratio of EBITDA to net finance charges and (ii) a maximum total net leverage ratio of 2.50 to 1.0 based on the ratio of total net debt to EBITDA, in each case tested quarterly on a last-twelve-months basis, subject to certain exceptions. We are in compliance with all our debt covenants as of  March 31, 2024.

As of  March 31, 2024, we had $40.0 million of borrowings outstanding under the Amended and Restated Facility Agreement. The effective interest rate on our outstanding borrowings was 7.6%. As of December 31, 2023, we had $20.0 million of borrowings outstanding. We utilized $44.6 million and $50.4 million as of  March 31, 2024 and December 31, 2023, respectively, for bonds and guarantees.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Commitments and contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. We entered into contractual commitments for the acquisition of property, plant and equipment totaling $33.5 million and $36.7 million as of  March 31, 2024 and December 31, 2023, respectively.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of March 31, 2024 and December 31, 2023. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

We have conducted an internal investigation of the operations of certain of the Company’s foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act, our policies and other applicable laws. In  June 2016, we voluntarily disclosed the existence of our internal review to the SEC and the U.S. Department of Justice (“DOJ”). The DOJ has provided a declination, subject to the Company and the SEC reaching a satisfactory settlement of civil claims. On the basis of discussions with the SEC up to the end of the first quarter of 2023, we believed that a final resolution of this matter was likely to include a civil penalty in the amount of approximately $8.0 million and, accordingly, we had recorded a loss contingency in that amount within “Other current liabilities” on our condensed consolidated balance sheet, with the offset taken as an increase to goodwill as a measurement period adjustment associated with our 2021 business combination with Expro Group Holdings International Limited ( the “Merger”).

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

Other than discussed above, we had no other material legal accruals for loss contingencies, individually or in the aggregate, as of  March 31, 2024 and December 31, 2023.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

18.	Post-retirement benefits

Amounts recognized in the unaudited condensed consolidated statements of operations in respect of the defined benefit schemes were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Amortization of prior service credit	$61	$61
Interest cost	(1,604)	(1,533)
Expected return on plan assets	1,926	986
Total	$383	$(486)

The Company contributed $1.3 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively, to defined benefit schemes.

Amortization of prior service credit, interest cost and expected return on plan assets have been recognized in “Other income, net” in the unaudited condensed consolidated statements of operations.

19.	Loss per share

Basic loss per share attributable to Company stockholders is calculated by dividing net loss attributable to the Company by the weighted-average number of common shares outstanding for the period. Diluted earnings per share attributable to Company stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, assuming all potentially dilutive shares were issued. We apply the treasury stock method to determine the dilutive weighted average common shares represented by unvested restricted stock units, stock options and Employee Stock Purchase Program (“ESPP”) shares.

The calculation of basic and diluted loss per share attributable to Company stockholders for the three months ended  March 31, 2024 and 2023, respectively, are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(2,677)	$(6,351)
Basic and diluted weighted average number of shares outstanding	110,176,460	108,854,709

Total basic and diluted loss per share	$(0.02)	$(0.06)

Approximately 0.8 million and 0.7 million shares of unvested restricted stock units and stock to be issued pursuant to the ESPP have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive for the three months ended March 31, 2024 and 2023 respectively.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

20.	Related party disclosures

Our related parties consist primarily of CETS and PVD-Expro, the two companies in which we exert significant influence, and Mosing Holdings LLC and its affiliates (Mr. Erich Mosing served as a director until May 24, 2023). During the three months ended March 31, 2024 and 2023, we provided goods and services to related parties totaling $4.3 million and $2.1 million, respectively. During the three months ended March 31, 2024 and 2023 we received material goods and services from related parties totaling $0.1 million and $0.4 million, respectively.

Additionally, we entered into various operating lease agreements to lease facilities with affiliated companies. Rent expense associated with our related party leases was $0.1 million and $0.1 million, respectively, for the three months ended  March 31, 2024 and 2023.

As of  March 31, 2024 and December 31, 2023 amounts receivable from related parties were $4.1 million and $2.7 million, respectively, and amounts payable to related parties were $0.6 million and $1.2 million, respectively.

As of March 31, 2024, $0.5 million of our operating lease right-of-use assets and $0.5 million of our lease liabilities were associated with related party leases. As of December 31, 2023, $0.6 million of our operating lease right-of-use assets and $0.6 million of our lease liabilities were associated with related party leases.

Tax Receivable Agreement

Mosing Holdings, LLC, a Delaware limited liability company (“Mosing Holdings”), converted all of its shares of Frank’s International N.V. (“Frank's”) Series A convertible preferred stock into shares of Frank’s common stock on August 26, 2016, in connection with its delivery to Frank’s of all of its interests in Frank’s International C.V. (“FICV”) (the “Conversion”).

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

In connection with the merger agreement providing for the Merger, Frank’s, FICV and Mosing Holdings entered into the Amended and Restated Tax Receivable Agreement, dated as of March 10, 2021 (the “A&R TRA”). Pursuant to the A&R TRA, on October 1, 2021, the Company made a payment of $15 million to settle the early termination payment obligations that would otherwise have been owed to Mosing Holdings under the Original TRA as a result of the Merger. As the payment was a condition precedent to effect the Merger, it was included in the determination of Merger consideration exchanged. The A&R TRA also provides for other contingent payments to be made by the Company to Mosing Holdings in the future in the event the Company realizes cash tax savings from tax attributes covered under the Original TRA during the ten-year period following October 1, 2021 in excess of $18.1 million.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

21.	Stock-based compensation

The Company recognized no stock-based compensation expense attributable to the Management Incentive Plan (“MIP”) stock options during the three months ended March 31, 2024. The Company recognized expense of $0.5 million attributable to the MIP stock options during the three months ended March 31, 2023.

Stock-based compensation expense relating to the Long-Term Incentive Plan (“LTIP”), including restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) for the three months ended  March 31, 2024 was $4.9 million. Stock-based compensation expense relating to LTIP RSUs and PRSUs for the three months ended  March 31, 2023 was $3.6 million.

During the three months ended March 31, 2024, 1,002,359 RSUs and 308,412 PRSUs were granted to employees and directors at a weighted average grant date fair value of $19.45 per RSU and $26.00 per PRSU.

During the three months ended  March 31, 2024 we recognized $0.2 million of compensation expense related to stock purchased under the ESPP. The Company recognized ESPP expense for the three months ended  March 31, 2023 of $0.1 million.

22.	Supplemental cash flow

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$11,956	$6,381
Cash paid for interest, net	$2,910	$966
Change in accounts payable and accrued expenses related to capital expenditures	$9,922	$3,551

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

Overview of Business

Working for clients across the entire well life cycle, we are a leading provider of energy services, offering cost-effective, innovative solutions and what we consider to be best-in-class safety and service quality. Our broad portfolio of products and services are designed to enhance production and improve recovery across the well lifecycle from exploration through abandonment.

With roots dating to 1938, we have approximately 8,000 employees and provide services and solutions to leading exploration and production companies in both onshore and offshore environments in approximately 60 countries.

The Company’s extensive portfolio of capabilities spans well construction, well flow management, subsea well access, and well intervention and integrity solutions.

Well Construction

•	Our well construction products and services support customers’ new wellbore drilling, wellbore completion and recompletion, and wellbore plug and abandonment requirements. In particular, we offer advanced technology solutions in drilling, tubular running services, cementing and tubulars. With a focus on innovation, we are continuing to advance the way wells are constructed by optimizing process efficiency on the rig floor, developing new methods to handle and install tubulars and mitigating well integrity risks. We believe we are a market leader in deepwater tubular running services and solutions. In recent years, we have added a range of lower-risk, open water cementing solutions, including the proprietary SeaCure® and QuikCure® solutions. We also offer a range of performance drilling tools designed to mitigate risk and optimize drilling efficiency.

Well Management

Our well management offerings consist of well flow management, subsea well access and well intervention and integrity services:

•	Well flow management: We gather valuable well and reservoir data, with a particular focus on well-site safety and environmental impact. We provide global, comprehensive well flow management systems for the safe production, measurement and sampling of hydrocarbons from a well during the exploration and appraisal phase of a new field; the flowback and clean-up of a new well prior to production; and in-line testing of a well during its production life. We also provide early production facilities to accelerate production; production enhancement packages to enhance reservoir recovery rates through the realization of production that was previously locked within the reservoir; and metering and other well surveillance technologies to monitor and measure flow and other characteristics of wells.

•	Subsea well access: With over 40 years of experience providing a wide range of fit-for-purpose subsea well access solutions, our technology aims to provide safe well access and optimized production throughout the lifecycle of the well. We provide what we believe to be the most reliable, efficient and cost-effective subsea well access systems for exploration and appraisal, development, intervention and abandonment, including an extensive portfolio of standard and bespoke Subsea Test Tree Assemblies. We also provide services and solutions utilizing a rig-deployed Intervention Riser System (“IRS”) owned by a third party and have capabilites for vessel-deployed light well intervention services. In addition, we provide systems integration and project management services.

•	Well intervention and integrity: We provide well intervention solutions to acquire and interpret well data, maintain well bore integrity and improve production. In addition to our extensive fleet of mechanical and cased hole wireline units, we have recently introduced a number of cost-effective, innovative well intervention services, including CoilHose™, a lightweight, small-footprint solution for wellbore lifting, cleaning and chemical treatments; Octopoda™, for fluid treatments in wellbore annuli; and Galea™, an autonomous well intervention solution. We also possess several other distinct technical capabilities, including non-intrusive metering technologies and wireless telemetry systems for reservoir monitoring.

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

Market Conditions and Price of Oil and Gas

The first quarter of 2024 has seen continued investment and activity growth as a result of stabilizing and strengthening commodity prices. Heightened tensions resulting from ongoing conflicts in Europe and the Middle East remains a source of uncertainty and volatility for energy and energy services market. There are a number of market factors that have had, and may continue to have, an effect on our business, including:

•	The market for energy services and our business are substantially dependent on the price of oil and, to a lesser extent, the regional price of gas, which are both driven by market supply and demand. Changes in oil and gas prices impact customer willingness to spend on exploration and appraisal, development, production, and abandonment activities. The extent of the impact of a change in oil and gas prices on these activities varies extensively between geographic regions, types of customers, types of activities and the financial returns of individual projects.

•	Average daily oil demand in the first quarter of 2024 exceeded average daily demand levels in 2023, with liquid demand expected to grow by 0.8 million b/d in 2024 over 2023. Brent crude oil prices have been increasing over the first quarter, from an average of $80/bbl in January increasing to an average of $85/bbl in March. The Brent price increase is attributable to the ongoing conflicts in the Middle East, the Russia-Ukraine war, increasing demand in Asia and the announcement of an extension of voluntary supply cuts by the Organization of Petroleum Exporting Countries and certain other oil producing nations (“OPEC+”).

•	Activity related to gas and liquified natural gas (“LNG”) production (and associated asset development) continues to grow within our ESSA and MENA regions in support of Europe’s ongoing drive to diversify away from its reliance on Russian pipeline gas supplies over the long term. More broadly, the energy security and transition imperatives of policymakers in the U.S. and Europe are expected to result in increased investment in global gas development.

•	International, offshore and deepwater activity has continued to strengthen throughout 2024 as operator upstream investments return to near 2015 levels. We also have experienced an increased demand for services and solutions related to brownfield and production enhancement and infield development programs as operators strive to maximize their previous investments and maintain production with a lower carbon footprint. In addition, we have seen an increase in demand for production optimization technologies, especially in support of gas and LNG developments.

•	The clean energy transition continues to gain momentum. We believe however that hydrocarbons, and natural gas in particular, will continue to play a vital role in the transition towards more sustainable energy resources and that existing expertise and future innovation within the energy services sector, both to reduce emissions and enhance efficiency, will be critical. We are already active in the early-stage carbon capture and storage segment and have expertise and established operations within the geothermal and flare reduction segments. We continue to develop technologies to enhance the sustainability of our customers’ operations which, along with our digital transformation initiatives, are expected to enable us to continue to support our customers’ commercial and environmental initiatives. As the industry changes, we continue to evolve our approach to adapt and help our customers develop more sustainable energy solutions.

Outlook

Global liquids demand growth slowed in the first quarter of 2024 compared to the previous quarter, however, average year-on-year consumption is expected to continue to grow in 2024. Demand growth, particularly in Asia, along with an extension of voluntary production cuts by OPEC+, as well as escalating geopolitical tension in the Middle East have led to a tightening of the market and supply concerns, adding upward pressure to prices.

The U.S. Energy Information Administration (“EIA”) forecasts that global liquids fuels consumption will average 102.9 million b/d in 2024, continuing growth from pre-pandemic levels and increasing by 0.9 million b/d over 2023. Global liquid fuels demand is then expected to grow by an additional 1.4 million b/d to reach 104.3 million b/d in 2025. Global liquids fuels demand growth is mostly driven by non-OECD Asian countries – particularly China and India – with significant growth also expected in the Middle East and United States, increasing industrial requirements and jet fuel consumption resulting from increasing global travel.

The EIA forecasts that global liquid fuels production will average 102.6 million b/d in 2024 - an increase of 0.8 million b/d over 2023 – and average 104.6 million b/d in 2025, a further 2.0 million b/d increase over 2024. Supply growth in 2024 is slowing from the increases seen in 2023 as the extension of OPEC+ voluntary cuts are offset by supply growth outside of OPEC+. Although forecast OPEC+ crude oil production in 2024 is expected to decrease by 0.9 million b/d compared to last year, forecast production outside of OPEC+ is set to increase by 1.8 million b/d, led by the United States, Guyana, Brazil and Canada. Global liquid fuels production is predicted to increase by 2.0 million b/d in 2025 as the OPEC+ production cuts expire and supply growth outside of OPEC+ continues to grow.

Oil prices rose in the first quarter of 2024 driven by heightened geopolitical risk in the Middle East with the recent extension of OPEC+ voluntary production cuts adding further upward price pressure. The combination of flat production and rising consumption caused the EIA to forecast a reduction of global inventories for the second quarter of 2024, with the tighter market balance keeping oil prices relatively elevated. As a result, the EIA expects oil prices to average $90/bbl in the second quarter of 2024 and $89/bbl for all of 2024. Inventories are forecast to build in 2025 following the expected unwinding of OPEC+ supply cuts putting downward pressure on prices and as a result the EIA estimates oil prices will average $87/bbl in 2025.

In addition to the continued positive oil market outlook, global natural gas prices are expected to be generally constructive for development activity and investment by our customers.

The EIA estimates that annual average Henry Hub prices will remain under $3.00 per million British thermal unit (“MMBtu”) for 2024 and 2025, averaging $2.20/MMBtu in 2024 and $2.90/MMBtu in 2025 respectively. The low prices are driven by high natural gas storage inventories due to a surplus at the start of winter and a milder winter resulting in below average natural gas consumption in the residential and commercial sectors. Rystad Energy predicts prices at the European Title Transfer Facility (TTF) and Northeast Asian LNG spot will average $9.20/MMBtu and $9.80/MMBtu respectively for 2024 as prices have declined in the first quarter driven by healthy storage levels, milder weather and some bearish indicators for economic growth. Despite muted demand growth globally and healthy European storage levels, muted LNG supply growth this year should maintain a price floor for gas and LNG.

Consequently, the market outlook for 2024 remains positive with strong prices driving growth in exploration and production expenditures. Strong investment growth is expected in the deepwater and offshore shelf segments with support from large projects in the Middle East driven by Saudi Arabia, the UAE and Qatar, as well as Norway, and Brazil and Guyana in Latin America.

As a result, we expect demand for our services and solutions to continue trending positively throughout 2024.

How We Evaluate Our Operations

We use a number of financial and operational measures to routinely analyze and evaluate the performance of our business, including Revenue and Adjusted EBITDA.

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

Adjusted EBITDA is a non-GAAP financial measures. Please refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial performance measure calculated and presented in accordance with GAAP.

Executive Overview

Three months ended March 31, 2024, compared to three months ended December 31, 2023

Certain highlights of our financial results and other key developments include:

•

Revenue for the three months ended March 31, 2024, decreased by $23.3 million, or 5.7%, to $383.5 million, compared to $406.8 million for the three months ended December 31, 2023. The decrease in revenue was driven by lower activity primarily in the NLA and ESSA segments, partially offset by higher revenue in MENA. Consistent with historical patterns, revenue and profitability for the three months ended March 31, 2024, was negatively impacted by the winter season in the Northern Hemisphere and the budget cycles of our NOC customers. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•	We reported net loss for the three months ended March 31, 2024, of $2.7 million, compared to a net loss of $12.4 million for the three months ended December 31, 2023. Net loss margin was (0.7)% for the three months ended March 31, 2024 compared to (3.1)% for the three months ended December 31, 2023. The change in net loss primarily reflected lower depreciation and amortization expense of $22.7 million, lower severance and other expense of $3.8 million and lower merger and integration expense of $3.3 million, partially offset by lower Adjusted EBITDA by $17.6 million, as discussed below, and higher other income, net, of $4.3 million.

•

Adjusted EBITDA for the three months ended March 31, 2024, decreased by $17.6 million, or 20.7%, to $67.5 million from $85.1 million for the three months ended December 31, 2023. Adjusted EBITDA margin decreased to 17.6% during the three months ended March 31, 2024, as compared to 20.9% during the three months ended December 31, 2023. The decrease in Adjusted EBITDA and Adjusted EBITDA margin is primarily attributable to lower revenue and activity mix, primarily in NLA and ESSA segments, partially offset by increased activity on higher-margin projects in MENA.

The Company suspended vessel-deployed light well intervention (“LWI”) operations during the third quarter of 2023 following a wire failure on the main crane of the third party-owned vessel working with Expro while the crane was suspending the subsea module (“SSM”) of Expro’s vessel-deployed LWI system. We are continuing to work with the relevant stakeholders and independent experts to assess the incident. The well control package and lubricator components of this vessel-deployed LWI system have been safely recovered. The subsea module was also subsequently recovered from the seabed but as we had abandoned it as a wreck we did not participate in its recovery. We are pursuing an insurance claim in respect of the subsea module and related umbilical and flushing lines. We are continuing to determine the path forward for our vessel-deployed LWI operations, including what alternative service delivery options and service partner options are available to the Company, and the timing and cost (including potential damage claims) of completing customer work scopes for which our vessel-deployed LWI system was integral. At this time, we are not able to assess the timing and potential cost of completing customer work scopes but do not expect such costs to be material to Expro’s financial results.

•	Net cash provided by operating activities for the three months ended March 31, 2024, was $29.9 million, compared to net cash provided by operating activities of $32.8 million for the three months ended December 31, 2023, with the change primarily driven by a decreases in Adjusted EBITDA by $17.6 million in the current quarter and non-repeat of dividends received from joint ventures of $5.6 million, partially offset by a favorable movement in working capital of $21.2 million compared to the prior quarter.

Non-GAAP Financial Measures

We include in this Form 10-Q the non-GAAP financial measures Adjusted EBITDA and Adjusted EBITDA margin. We provide reconciliations of net income (loss), the most directly comparable financial performance measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Adjusted EBITDA and Adjusted EBITDA margin are used as supplemental financial measures by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others. These non-GAAP financial measures allow our management and others to assess our financial and operating performance as compared to those of other companies in our industry, without regard to the effects of our capital structure, asset base, items outside the control of management and other charges outside the normal course of business.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. As Adjusted EBITDA may be defined differently by other companies in our industry, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the three months presented (in thousands):

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Net loss	$(2,677)	$(12,418)	$(6,351)

Income tax expense	$12,288	$13,376	$5,085
Depreciation and amortization expense	40,146	62,874	34,737
Severance and other expense	5,062	8,901	927
Merger and integration expense	2,161	5,432	2,138
Other (income) expense, net (1)	(485)	(4,774)	949
Stock-based compensation expense	5,070	4,892	4,171
Foreign exchange loss (gain)	2,743	4,608	(1,070)
Interest and finance expense, net	3,152	2,255	1,298
Adjusted EBITDA	$67,460	$85,146	$41,884

Net loss margin	(0.7)%	(3.1)%	(1.9)%

Adjusted EBITDA margin	17.6%	20.9%	12.3%

(1)	Other expense (income), net, is comprised of immaterial, unusual or infrequently occurring transactions which, in management’s view, do not provide useful measures of the underlying operating performance of the business.

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

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for each of the periods presented:

	Three Months Ended			Percentage
(in thousands)	March 31, 2024	December 31, 2023	March 31, 2023	March 31, 2024	December 31, 2023	March 31, 2023
NLA	$130,389	$145,490	$126,228	34.0%	35.8%	37.2%
ESSA	121,746	133,846	113,648	31.7%	32.9%	33.5%
MENA	71,494	65,363	50,945	18.6%	16.1%	15.0%
APAC	59,860	62,051	48,458	15.6%	15.3%	14.3%
Total Revenue	$383,489	$406,750	$339,279	100.0%	100.0%	100.0%

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to income before income taxes for each of the periods presented:

	Three Months Ended			Segment EBITDA Margin
(in thousands)	March 31, 2024	December 31, 2023	March 31, 2023	March 31, 2024	December 31, 2023	March 31, 2023
NLA	$34,377	$44,325	$31,874	26.4%	30.5%	25.3%
ESSA	25,201	40,990	20,785	20.7%	30.6%	18.3%
MENA	24,538	21,271	14,568	34.3%	32.5%	28.6%
APAC	10,786	5,337	(2,698)	18.0%	8.6%	(5.6)%
Total Segment EBITDA	94,902	111,923	64,529
Corporate costs (1)	(31,300)	(31,894)	(25,081)
Equity in income of joint ventures	3,858	5,117	2,436
Depreciation and amortization expense	(40,146)	(62,874)	(34,737)
Merger and integration expense	(2,161)	(5,432)	(2,138)
Severance and other expense	(5,062)	(8,901)	(927)
Stock-based compensation expense	(5,070)	(4,892)	(4,171)
Foreign exchange (loss) gain	(2,743)	(4,608)	1,070
Other income (expense), net	485	4,774	(949)
Interest and finance expense, net	(3,152)	(2,255)	(1,298)
Income (loss) before income taxes	$9,611	$958	$(1,266)

(1)	Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

Three months ended March 31, 2024 compared to three months ended December 31, 2023

NLA

Revenue for the NLA segment was $130.4 million for the three months ended March 31, 2024, a decrease of $15.1 million, or 10.4%, compared to $145.5 million for the three months ended December 31, 2023. The decrease was primarily due to lower well construction revenue in the United States, Guyana and Mexico, partially offset by increased well intervention and integrity revenue in the United States and Brazil and higher well flow management revenue in Colombia.

Segment EBITDA for the NLA segment was $34.4 million, or 26.4% of revenues, during the three months ended March 31, 2024, a decrease of $9.9 million, or 22.3%, compared to $44.3 million or 30.5% of revenues during the three months ended December 31, 2023. The decrease in Segment EBITDA and Segment EBITDA margin was attributable to lower activity and less favorable activity mix during the three months ended March 31, 2024.

ESSA

Revenue for the ESSA segment was $121.7 million for the three months ended March 31, 2024, a decrease of $12.1 million, or 9.0%, compared to $133.8 million for the three months ended December 31, 2023. The decrease in revenues was primarily driven by lower well flow management revenue in the Congo, lower subsea well access revenue in Western and Central Africa, and lower Well Construction revenue in the UK and Angola, partially offset by higher well intervention and integrity revenue in the UK and higher well flow management revenue in Norway and Denmark.

Segment EBITDA for the ESSA segment was $25.2 million, or 20.7% of revenues, for the three months ended March 31, 2024, a decrease of $15.8 million, or 38.5%, compared to $41.0 million, or 30.6% of revenues, for the three months ended December 31, 2023. The decrease in Segment EBITDA and Segment EBITDA margin was attributable to a combination of a less favorable activity mix and decreased activities on higher margin services during the three months ended March 31, 2024.

MENA

Revenue for the MENA segment was $71.5 million for the three months ended March 31, 2024, an increase of $6.1 million, or 9.3%, compared to $65.4 million for the three months ended December 31, 2023. The increase in revenue was driven higher well flow management revenue in Algeria and Saudi Arabia, partially offset by lower well construction revenue in Morocco.

Segment EBITDA for the MENA segment was $24.5 million, or 34.3% of revenues, for the three months ended March 31, 2024, an increase of $3.2 million, or 15.0%, compared to $21.3 million, or 32.5% of revenues, for the three months ended December 31, 2023. The increase in Segment EBITDA and Segment EBITDA margin was primarily due to increased activity on higher-margin projects and more favorable activity mix during the three months ended March 31, 2024.

APAC

Revenue for the APAC segment was $59.9 million for the three months ended March 31, 2024, a decrease of $2.2 million, or 3.5%, compared to $62.1 million for the three months ended December 31, 2023. The decrease in revenue was primarily due to lower well flow management, well intervention and integrity and subsea well access revenue in Malaysia, offset by higher subsea well access revenue in China and Australia, and higher well flow management revenue in Australia and Thailand.

Segment EBITDA for the APAC segment was $10.8 million, or 18.0% of revenues, for the three months ended March 31, 2024, an increase of $5.5 million compared to $5.3 million, or 8.6% of revenues, for the three months ended December 31, 2023. The increase in Segment EBITDA is attributable primarily to higher activity.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended March 31, 2024 decreased by $22.7 million or 36.1% to $40.1 million as compared to $62.9 million for the three months ended December 31, 2023. The decrease was primarily due to non recurrence of $19.3 million of accelerated depreciation expense related to the SSM of Expro’s vessel-deployed LWI system and related equipment.

Merger and integration expense

Merger and integration expense for the three months ended March 31, 2024, decreased by $3.2 million, to $2.2 million as compared to $5.4 million for the three months ended December 31, 2023. The decrease was primarily attributable to lower integration related expenses incurred during the three months ended March 31, 2024, as compared to the three months ended December 31, 2023.

Severance and other expense

Severance and other expense for the three months ended March 31, 2024 decreased by $3.8 million or 43.1% to $5.1 million as compared to $8.9 million for the three months ended December 31, 2023. The decrease was primarily attributable to non recurrence of unrecoverable LWI-related costs and a change in the fair value of deferred consideration. The LWI-related costs in the preceding quarter resulted from the wire failure on the main crane of a third-party vessel and were comprised of equipment costs, legal costs, and an immaterial write-off of spare parts.

Foreign exchange loss

Foreign exchange loss for the three months ended March 31, 2024 decreased by $1.9 million or 40.5% to $2.7 million as compared to $4.6 million for the three months ended December 31, 2023. The decrease was primarily due to favorable changes in various exchange rates.

Other income, net

Other income, net for the three months ended March 31, 2024 decreased by $4.3 million or 89.8% to $0.5 million as compared to $4.8 million for the three months ended December 31, 2023. The decrease was primarily due to a decrease in interest income on post retirement benefits.

Three months ended March 31, 2024 compared to three months ended March 31, 2023

NLA

Revenue for the NLA segment was $130.4 million for the three months ended March 31, 2024, an increase of $4.2 million, or 3.3%, compared to $126.2 million for the three months ended March 31, 2023. The increase was primarily due to increases in subsea well access revenue in the United States and well intervention and integrity revenue in Brazil, partially offset by lower well construction revenue in the United States and Guyana.

Segment EBITDA for the NLA segment was $34.4 million, or 26.4% of revenues, during the three months ended March 31, 2024, an increase of $2.5 million, or 7.8%, compared to $31.9 million or 25.3% of revenues during the three months ended March 31, 2023. The increase in Segment EBITDA and Segment EBITDA margin was attributable to higher activity and more favorable activity mix during the three months ended March 31, 2024.

ESSA

Revenue for the ESSA segment was $121.7 million for the three months ended March 31, 2024, an increase of $8.1 million, or 7.1%, compared to $113.6 million for the three months ended March 31, 2023. The increase in revenues was primarily driven by increased well flow management activity in Namibia, Norway and Denmark, higher well construction revenue in Equatorial Guinea and Norway, and higher subsea well access activity in the Congo, partially offset by lower subsea well access activity in Cote d'Ivoire and Angola.

Segment EBITDA for the ESSA segment was $25.2 million, or 20.7% of revenues, for the three months ended March 31, 2024, an increase of $4.4 million, or 21.2%, compared to $20.8 million, or 18.3% of revenues, for the three months ended March 31, 2023. The increase in Segment EBITDA and Segment EBITDA margin was attributable to a combination of a more favorable activity mix and increase activities on higher margin services during the three months ended March 31, 2024.

MENA

Revenue for the MENA segment was $71.5 million for the three months ended March 31, 2024, an increase of $20.6 million, or 40.5%, compared to $50.9 million for the three months ended March 31, 2023. The increase in revenue was driven by higher well flow management activity in Saudi Arabia and Algeria.

Segment EBITDA for the MENA segment was $24.5 million, or 34.3% of revenues, for the three months ended March 31, 2024, an increase of $9.9 million, or 67.8%, compared to $14.6 million, or 28.6% of revenues, for the three months ended March 31, 2023. The increase in Segment EBITDA and Segment EBITDA margin was primarily due to increased activity on higher-margin projects and more favorable activity mix during the three months ended March 31, 2024.

APAC

Revenue for the APAC segment was $59.9 million for the three months ended March 31, 2024, an increase of $11.4 million, or 23.5%, compared to $48.5 million for the three months ended March 31, 2023. The increase in revenue was primarily due to increased well flow management revenue in Australia and higher subsea well access revenue in China and Australia.

Segment EBITDA for the APAC segment was $10.8 million, or 18.0% of revenues, for the three months ended March 31, 2024, an increase of $13.5 million compared to ($2.7) million, or (5.6)% of revenues, for the three months ended March 31, 2023. The increase in Segment EBITDA is attributable primarily to $10.6 million of unrecoverable LWI-related costs during the first quarter of 2023 that did not repeat in 2024.

Corporate costs

Corporate costs for the three months ended March 31, 2024 increased by $6.2 million or 24.8% to $31.3 million as compared to $25.1 million for the three months ended March 31, 2023. The increase in the corporate costs was due to higher research and development costs, higher corporate headcount and the remaining increase was generally proportional with increases in activity and revenue year over year.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended March 31, 2024 increased by $5.4 million or 15.6% to $40.1 million as compared to $34.7 million for the three months ended March 31, 2023. The increase was generally proportional to the increase in property plant and equipment year over year.

Severance and other expense

Severance and other expense for the three months ended March 31, 2024 increased by $4.1 million or 446.1% to $5.1 million as compared to $0.9 million for the three months ended March 31, 2023. The increase was primarily attributable to an increase in restructuring costs across all regions and a contractual settlement in the first quarter of 2024 as a result of the LWI wire failure incident.

Foreign exchange loss

Foreign exchange loss for the three months ended March 31, 2024 was $2.7 million as compared to foreign exchange gain of $1.1 million for the three months ended March 31, 2023. The change was primarily due to unfavorable changes in various exchange rates.

Interest and finance expense, net

Interest and finance expense, net for the three months ended March 31, 2024 increased by $1.9 million or 142.8% to $3.1 million as compared to $1.3 million for the three months ended March 31, 2023. The increase was primarily due to an increase in interest cost on post retirement benefits.

Liquidity and Capital Resources

Liquidity

Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. As of March 31, 2024, total available liquidity was $291.2 million, including cash and cash equivalents and restricted cash of $164.5 million and $126.7 million available for borrowings under our Amended and Restated Facility Agreement. Expro believes these amounts, along with cash generated by ongoing operations, will be sufficient to meet future business requirements for the next 12 months and beyond. Our primary sources of liquidity have been cash flows from operations. Our primary uses of capital have been for capital expenditures, acquisitions and repurchase of company stock. We monitor potential capital sources, including equity and debt financing, in order to meet our investment and liquidity requirements.

Our total capital expenditures are estimated to range between $100.0 million and $110.0 million for the remaining nine months of 2024. Our total capital expenditures were $30.7 million for the three months ended March 31, 2024, of which approximately 90% were used for the purchase and manufacture of equipment to directly support customer-related activities and approximately 10% for other property, plant and equipment, inclusive of software costs. In addition, we plan to use at least $75.0 million of cash during the second quarter of 2024 for the acquisition of Coretrax. We continue to focus on preserving and protecting our strong balance sheet, optimizing utilization of our existing assets and, where practical, limiting new capital expenditures.

On October 25, 2023, the Company’s Board of Directors (the “Board”) approved an extension to the stock repurchase program first approved on June 16, 2022. Pursuant to the extended stock repurchase program, the Company is authorized to acquire up to $100.0 million of its outstanding common stock from October 25, 2023 through November 24, 2024 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. The Company has made no repurchases under the Stock Repurchase Plan during the three months ended March 31, 2024

Credit Facility

Revolving Credit Facility

On October 6, 2023, we amended and restated our previous revolving credit facility agreement pursuant to an amendment and restatement agreement (the “Amended and Restated Facility Agreement”) with DNB Bank ASA, London Branch, as agent in order to extend the maturity of the Amended and Restated Facility Agreement for a further 36 months and increase the total commitments to $250.0 million, of which $166.7 million was available for drawdowns as loans and $83.3 million was available for letters of credit. The Company has the ability to increase the commitments to $350.0 million.

Please see Note 16 “Interest bearing loans” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Cash flow from operating, investing and financing activities

Cash flows provided by (used in) our operations, investing and financing activities are summarized below (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net cash provided by operating activities	$29,938	$21,323
Net cash used in investing activities	(30,739)	(36,312)
Net cash provided by (used in) financing activities	14,891	(16,373)
Effect of exchange rate changes on cash activities	(2,722)	(800)
Net increase (decrease) to cash and cash equivalents and restricted cash	$11,368	$(32,162)

Analysis of cash flow changes between the three months ended March 31, 2024 and March 31, 2023

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $29.9 million during the three months ended March 31, 2024 as compared to net cash used in operating activities of $21.3 million during the three months ended March 31, 2023. The increase in net cash provided by operating activities of $8.6 million for the three months ended March 31, 2024, was primarily driven by an increase in Adjusted EBITDA of $25.6 million, partially offset by unfavorable movement in net working capital of $7.7 million and higher payments for corporate taxes of $5.9 million.

Net cash used in investing activities

Net cash used in investing activities was $30.7 million during the three months ended March 31, 2024, as compared to $36.3 million during the three months ended March 31, 2023, a decrease of $5.6 million. Our principal recurring investing activity is our capital expenditures. The decrease in net cash used in investing activities was primarily due to payment of net cash of $7.5 million for the acquisition of DeltaTek during the three months ended March 31, 2023.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $14.9 million during the three months ended March 31, 2024, as compared to net cash used in financing activities of $16.4 million during the three months ended March 31, 2023. The increase of $31.3 million in net cash used in financing activities is primarily due to the proceeds received from long-term and short-term borrowing of $20.1 million and non-repeat of acquisition of common stock of $10.0 million during the three months ended March 31, 2023.

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

These forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “plan,” “intend,” “potential,” “predict,” “project,” “may,” “outlook,” or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	continuing uncertainty relating to global crude oil demand and crude oil prices that correspondingly may lead to further significant reductions in domestic oil and gas activity, which in turn could result in further significant declines in demand for our products and services;
●	uncertainty regarding the timing, pace and extent of an economic recovery, or economic slowdown or recession, in the U.S. and other countries, which in turn will likely affect demand for crude oil and therefore the demand for the products and services we provide and the commercial opportunities available to us;
●	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations;
●	unique risks associated with our offshore operations (including the ability to recover, and to the extent necessary, service and/or economically repair any equipment located on the seabed);
●	political, economic and regulatory uncertainties in our international operations, including the impact of actions taken by the OPEC and non-OPEC nations with respect to production levels and the effects thereof;
●	our ability to develop new technologies and products and protect our intellectual property rights;
●	our ability to attract, train and retain key employees and other qualified personnel;
●	operational safety laws and regulations;
●	international trade laws and sanctions;
●

severe weather conditions and natural disasters, and other operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

●	policy or regulatory changes;
●	the overall timing and level of transition of the global energy sector from fossil-based systems of energy production and consumption to more renewable energy sources; and
●	perception related to our environmental, social and governance (“ESG”) performance as well as current and future ESG reporting requirements.

These and other important factors that could affect our operating results and performance are described in (1) “Risk Factors” in Part II, Item 1A of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and elsewhere within this Form 10-Q, (2) our Annual Report, (3) our other reports and filings we make with the SEC from time to time and (4) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report. Our exposure to market risk has not changed materially since December 31, 2023.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the three months covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level.

b)	Change in Internal Control Over Financial Reporting

As of March 31, 2024, management has concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of repurchases of Company common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Shares Purchased as Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
January 1 - January 31	-	$-	-	$89,987,162
February 1 - February 29	-	$-	-	$89,987,162
March 1 - March 31	-	$-	-	$89,987,162
Total	-	$-	-

1)

This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. We administer cashless settlements and generally do not repurchase stock in connection with cashless settlements.

2)

Our Board authorized a program to repurchase our common stock from time to time. Approximately $90.0 million remained authorized for repurchases as of March 31, 2024, subject to the limitation set in our shareholder authorization for repurchases of our common stock.

Item 5. Other Information

Securities Trading Arrangements with Officers and Directors

On March 4, 2024, Steven Russell, Chief Technology Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 30,000 shares of the Company’s common stock between June 5, 2024 and June 5, 2025, subject to certain conditions.

During the three months ended  March 31, 2024, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement relating to the sale and purchase of CTL UK Holdco Limited, dated February 13, 2024, by and among Expro Group Holdings N.V., Expro Holdings UK 3 Limited and the sellers party thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36053), filed on February 14, 2024).
3.1	Deed of Amendment to Articles of Association of Expro Group Holdings N.V., dated October 1, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).
*10.1	Commitment Letter dated February 12, 2024 by and among, inter alios, Expro Group Holdings N.V., as parent, Exploration and Production Services (Holdings) Limited and Expro Holdings US, Inc, as borrowers, the guarantors party thereto and Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.1

The following materials from Expro Group Holdings N.V.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Represents management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRO GROUP HOLDINGS N.V.

Date:	April 25, 2024	By:	/s/ Quinn P. Fanning
Quinn P. Fanning
Chief Financial Officer
(Principal Financial Officer)