Form 10-Q
period 2024-06-30
EXPRO GROUP HOLDINGS N.V.
filed 2024-07-25
CIK 1575828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934

For the quarterly period ended June 30, 2024

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

As of July 22, 2024, there were 121,051,392 shares of common stock, €0.06 nominal value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Expro Group Holdings N.V.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenue	$469,642	$396,917	$853,131	$736,196
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization expense	(366,520)	(318,948)	(675,007)	(608,595)
General and administrative expense, excluding depreciation and amortization expense	(26,225)	(16,186)	(45,438)	(29,471)
Depreciation and amortization expense	(40,647)	(37,235)	(80,793)	(71,972)
Merger and integration expense	(8,789)	(1,377)	(10,950)	(3,515)
Severance and other income (expense)	236	(2,663)	(4,826)	(3,590)
Total operating cost and expenses	(441,945)	(376,409)	(817,014)	(717,143)
Operating income	27,697	20,508	36,117	19,053
Other income (expense), net	334	(1,462)	819	(2,411)
Interest and finance expense, net	(3,666)	(17)	(6,818)	(1,315)
Income before taxes and equity in income of joint ventures	24,365	19,029	30,118	15,327
Equity in income of joint ventures	4,856	2,805	8,714	5,241
Income before income taxes	29,221	21,834	38,832	20,568
Income tax expense	(13,935)	(12,539)	(26,223)	(17,624)
Net income	$15,286	$9,295	$12,609	$2,944

Earnings per common share:
Basic	$0.13	$0.09	$0.11	$0.03
Diluted	$0.13	$0.08	$0.11	$0.03
Weighted average common shares outstanding:
Basic	113,979,860	108,662,509	112,078,160	108,758,078
Diluted	114,923,702	109,381,977	113,688,752	109,975,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$15,286	$9,295	$12,609	$2,944
Other comprehensive loss:
Amortization of prior service credit	(61)	(61)	(122)	(122)
Other comprehensive loss	(61)	(61)	(122)	(122)
Comprehensive income	$15,225	$9,234	$12,487	$2,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$133,459	$151,741
Restricted cash	1,994	1,425
Accounts receivable, net	533,735	469,119
Inventories	171,493	143,325
Income tax receivables	30,307	27,581
Other current assets	79,693	58,409
Total current assets	950,681	851,600

Property, plant and equipment, net	535,538	513,222
Investments in joint ventures	75,431	66,402
Intangible assets, net	321,144	239,716
Goodwill	342,576	247,687
Operating lease right-of-use assets	71,549	72,310
Non-current accounts receivable, net	8,590	9,768
Other non-current assets	11,070	12,302
Total assets	$2,316,579	$2,013,007

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$334,464	$326,125
Income tax liabilities	51,852	45,084
Finance lease liabilities	2,242	1,967
Operating lease liabilities	17,454	17,531
Other current liabilities	93,866	98,144
Total current liabilities	499,878	488,851

Long-term borrowings	121,065	20,000
Deferred tax liabilities, net	47,704	22,706
Post-retirement benefits	7,070	10,445
Non-current finance lease liabilities	15,093	16,410
Non-current operating lease liabilities	54,300	54,976
Uncertain tax positions	68,303	59,544
Other non-current liabilities	43,972	44,202
Total liabilities	857,385	717,134

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, €0.06 nominal value, 200,000,000 shares authorized, 120,964,891 and 113,389,911 shares issued and 117,380,710 and 110,029,694 shares outstanding	8,481	8,062
Treasury stock (at cost) 3,584,181 and 3,360,217 shares	(69,048)	(64,697)
Additional paid-in capital	2,064,089	1,909,323
Accumulated other comprehensive income	22,196	22,318
Accumulated deficit	(566,524)	(579,133)
Total stockholders’ equity	1,459,194	1,295,873
Total liabilities and stockholders’ equity	$2,316,579	$2,013,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$12,609	$2,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	80,793	71,972
Equity in income of joint ventures	(8,714)	(5,241)
Stock-based compensation expense	12,420	9,748
Elimination of unrealized (loss) gain on sales to joint ventures	(315)	450
Changes in fair value of contingent consideration	(6,172)	-
Deferred taxes	(618)	(6,823)
Unrealized foreign exchange losses (gains)	5,413	(1,820)
Changes in assets and liabilities:
Accounts receivable, net	(33,756)	(17,004)
Inventories	(7,521)	(1,440)
Other assets	(14,127)	(14,878)
Accounts payable and accrued liabilities	(11,129)	31,919
Other liabilities	(12,805)	(25,722)
Income taxes, net	3,432	2,994
Dividends from joint ventures	-	2,754
Other	(2,745)	(3,172)
Net cash provided by operating activities	16,765	46,681

Cash flows from investing activities:
Capital expenditures	(67,107)	(57,968)
Payment for acquired business, net of cash acquired	(32,458)	(7,536)
Proceeds from disposal of assets	2,900	2,013
Net cash used in investing activities	(96,665)	(63,491)

Cash flows from financing activities:
Release of collateral deposits, net	557	494
Proceeds from borrowings	117,269	-
Repayment of borrowings	(44,351)	-
Repurchase of common stock	-	(10,011)
Payment of withholding taxes on stock-based compensation plans	(4,352)	(2,835)
Repayment of financed insurance premium	(3,203)	(4,277)
Repayment of finance leases	(1,042)	(1,164)
Net cash provided by (used in) financing activities	64,878	(17,793)

Effect of exchange rate changes on cash and cash equivalents	(2,691)	(2,986)
Net decrease to cash and cash equivalents and restricted cash	(17,713)	(37,589)
Cash and cash equivalents and restricted cash at beginning of period	153,166	218,460
Cash and cash equivalents and restricted cash at end of period	$135,453	$180,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Six Months Ended June 30, 2023
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2023	108,744	$7,911	$(40,870)	$1,847,078	$27,549	$(555,773)	$1,285,895
Net loss	-	-	-	-	-	(6,351)	(6,351)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	4,171	-	-	4,171
Common shares issued upon vesting of share-based awards	582	32	-	566	-	-	598
Treasury shares withheld	(185)	-	(3,556)	-	-	-	(3,556)
Acquisition of common stock	(557)	-	(10,011)	-	-	-	(10,011)
Balance at March 31, 2023	108,584	$7,943	$(54,437)	$1,851,815	$27,488	$(562,124)	$1,270,685
Net income	-	-	-	-	-	9,295	9,295
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	5,577	-	-	5,577
Common shares issued upon vesting of share-based awards	113	6	-	(6)	-	-	-
Treasury shares refunded	7	-	119	-	-	-	119
Balance at June 30, 2023	108,704	$7,949	$(54,318)	$1,857,386	$27,427	$(552,829)	$1,285,615

	Six Months Ended June 30, 2024
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2024	110,030	$8,062	$(64,697)	$1,909,323	$22,318	$(579,133)	$1,295,873
Net loss	-	-	-	-	-	(2,677)	(2,677)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	5,070	-	-	5,070
Common stock issued upon vesting of share-based awards	719	40	-	(40)	-	-	-
Treasury shares withheld	(212)	-	(4,095)	-	-	-	(4,095)
Balance at March 31, 2024	110,537	$8,102	$(68,792)	$1,914,353	$22,257	$(581,810)	$1,294,110
Net income	-	-	-	-	-	15,286	15,286
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	7,350	-	-	7,350
Common stock issued upon vesting of share-based awards	105	6	-	(6)	-	-	-
Treasury shares withheld	(12)	-	(256)	-	-	-	(256)
Coretrax Acquisition	6,750	373	-	142,392	-	-	142,765
Balance at June 30, 2024	117,380	$8,481	$(69,048)	$2,064,089	$22,196	$(566,524)	$1,459,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Business description

With roots dating to 1938, Expro Group Holdings N.V. (the “Company,” “Expro,” “we,” “our” or “us”) is a global provider of energy services with operations in approximately 60 countries. The Company’s broad portfolio of products and services provides solutions to enhance production and improve recovery across the well lifecycle, from exploration through abandonment.

On October 25, 2023, the Company’s Board of Directors (the “Board”) approved an extension to its stock repurchase program, pursuant to which the Company is authorized to acquire up to $100.0 million of its outstanding common stock from October 25, 2023 through November 24, 2024 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. The Company has made no repurchases under the Stock Repurchase Program during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company repurchased approximately 0.6 million shares at an average price of $17.99 per share, for a total cost of approximately $10.0 million.

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

In the opinion of management, these unaudited condensed consolidated financial statements, which are prepared in accordance with the rules of the SEC and U.S. GAAP for interim financial reporting, included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2024, the results of our operations for the six months ended June 30, 2024 and 2023 and our cash flows for the six months ended June 30, 2024 and 2023. Such adjustments are of a normal recurring nature. Operating results for the six months ended  June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2024 or for any other period.

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

The contingent consideration arrangement requires the Company to pay the former owners of DeltaTek a percentage of future revenues generated specifically from the acquired technology over a period of seven years. The fair value of the contingent consideration arrangement of $8.5 million was estimated by applying the income approach and is reflected in “Other liabilities” on the unaudited condensed consolidated balance sheets. That measure is based on significant inputs that are not observable in the market, referred to as Level 3 inputs in accordance with ASC 820. To the extent our estimates and assumptions changed during the measurement period and such changes are based on facts and circumstances that existed as of the DeltaTek Closing Date, an adjustment to the contingent consideration liability was recorded with an offsetting adjustment to goodwill. To the extent our estimates and assumptions change based on facts and circumstances subsequent to the measurement period, an adjustment to the contingent consideration liability would be recorded with an offsetting adjustment to earnings during the applicable period.

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

PRT Offshore

On October 2, 2023 (the “PRT Closing Date”), Professional Rental Tools, LLC (“PRT” or “PRT Offshore”), was acquired (the “PRT Acquisition”) from PRT Partners, LLC by our wholly owned subsidiary, EPSH. The acquisition will enable Expro to expand its portfolio of cost-effective, technology-enabled services and solutions within the subsea well access sector in the North and Latin America region and is expected to accelerate the growth of PRT Offshore’s surface equipment offering in the Europe and Sub-Saharan Africa and Asia Pacific regions. We have estimated the fair value of consideration for the PRT Acquisition to be $90.1 million, including cash consideration of $20.9 million, net of cash received, equity consideration of $40.9 million, and contingent consideration of $13.2 million. As of December 31, 2023 we had accrued $1.5 million of the cash consideration related to standard holdback provisions. During the second quarter. we paid $0.6 million for the settlement of the true-up for working capital adjustments which resulted in a decrease in cash consideration transferred and goodwill of $0.9 million.

The contingent consideration arrangement requires the Company to pay the former owners of PRT additional consideration based on PRT Offshore’s financial performance during the four quarters following closing. The fair value of the contingent consideration arrangement of $13.2 million was estimated by applying the income approach and is reflected in “Other current liabilities” on the unaudited condensed consolidated balance sheets. That measure is based on significant inputs that are not observable in the market, referred to as Level 3 inputs in accordance with ASC 820. To the extent our estimates and assumptions change during the measurement period and such changes are based on facts and circumstances that existed as of the PRT Closing Date, an adjustment to the contingent consideration liability would be recorded with an offsetting adjustment to goodwill. To the extent our estimates and assumptions change based on facts and circumstances subsequent to the PRT Closing Date or after the measurement period, an adjustment to the contingent consideration liability would be recorded with an offsetting adjustment to earnings during the applicable period.

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

	Initial allocation of the consideration	Measurement period adjustments	Allocation of the consideration as of June 30, 2024
Cash and cash equivalents	$15,086	$-	$15,086
Accounts receivables, net	15,195	-	15,195
Other current assets	986	-	986
Property, plant and equipment	52,278	-	52,278
Goodwill	18,556	(884)	17,672
Intangible assets	33,940	-	33,940
Operating lease right-of-use assets	1,242	-	1,242
Total assets	137,283	(884)	136,399

Accounts payable and accrued liabilities	8,621	-	8,621
Operating lease liabilities	505	-	505
Other current liabilities	1,811	-	1,811
Non-current operating lease liabilities	678	-	678
Long-term borrowings	34,701	-	34,701
Total liabilities	46,316	-	46,316

Fair value of net assets acquired	$90,967	$(884)	$90,083

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

The intangible assets will be amortized on a straight-line basis over an estimated 5 to 15 years life. We expect annual amortization to be approximately $3.3 million associated with these intangible assets. An associated deferred tax liability has been recorded for these intangible assets. Refer to Note 14 “Intangible assets, net” for additional information regarding the various acquired intangible assets.

The goodwill consists largely of the synergies and economies of scale expected from the acquired customer relationships and contracts. The goodwill is not subject to amortization but will be evaluated at least annually for impairment or more frequently if impairment indicators are present.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

Coretrax

On  May 15, 2024 (“Coretrax Closing Date”), CTL UK Holdco Limited, a company incorporated and registered in England and Wales (“Coretrax”), was acquired (the “Coretrax Acquisition”), by our wholly owned subsidiary, Expro Holdings UK 3 Limited with an effective date of May 1, 2024. The acquisition will enable Expro to expand its portfolio of cost-effective, technology-enabled Well Construction and Well Intervention & Integrity solutions.

We estimated the fair value of consideration for the Coretrax Acquisition to be $187.2 million, including cash consideration of $31.8 million, net of cash received, equity consideration of $142.8 million, and contingent consideration of $3.3 million, subject to a true-up for customary working capital adjustments.

The contingent consideration arrangement requires the Company to pay the former owners of Coretrax additional consideration based on Expro's stock price and foreign exchange rate movement during a period of up to 150 days following the Coretrax Closing Date. The fair value of the contingent consideration arrangement of $3.3 million was estimated based on a Monte Carlo valuation model which used the historic performance of Expro’s stock price and the GBP to USD exchange rate and was reflected in “Other current liabilities” on the unaudited condensed consolidated balance sheet. That measure is based on significant inputs that are not observable in the market, referred to as Level 3 inputs in accordance with ASC 820. To the extent our estimates and assumptions change during the measurement period and such changes are based on facts and circumstances that existed as of the Coretrax Closing Date, an adjustment to the contingent consideration liability would be recorded with an offsetting adjustment to goodwill. To the extent our estimates and assumptions change based on facts and circumstances subsequent to the Coretrax Closing Date or after the measurement period, an adjustment to the contingent consideration liability would be recorded with an offsetting adjustment to earnings during the applicable period.

The Coretrax Acquisition is accounted for as a business combination and Expro has been identified as the acquirer for accounting purposes. As a result, the Company has in accordance with ASC 805, Business Combinations, applied the acquisition method of accounting to account for Coretrax’s assets acquired and liabilities assumed.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

Amount
Cash and cash equivalents	$9,315
Accounts receivables, net	31,414
Inventories	16,933
Other current assets	3,170
Property, plant and equipment	28,685
Goodwill	95,773
Intangible assets	101,650
Operating lease right-of-use assets	2,581
Total assets	289,521

Accounts payable and accrued liabilities	25,529
Operating lease liabilities	825
Current tax liabilities	1,300
Other current liabilities	11,098
Non-current tax liabilities	8,096
Deferred tax liabilities	25,616
Non-current operating lease liabilities	1,756
Long-term borrowings	28,147
Total liabilities	102,367

Fair value of net assets acquired	$187,154

Due to the recency of the Coretrax Acquisition, these amounts, including the estimated fair values, are based on preliminary calculations and subject to change as our fair value estimates and assumptions are finalized during the measurement period. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation table above. The fair values of identifiable intangible assets were prepared using an income valuation approach, which requires a forecast of expected future cash flows either using the relief-from royalty method or the multi-period excess earnings method, which are discounted to approximate their current value. The estimated useful lives are based on management’s historical experience and expectations as to the duration of time that benefits from these assets are expected to be realized. The cost approach was used to determine the fair value of property, plant and equipment.

The intangible assets will be amortized on a straight-line basis over an estimated 1 to 15 years life. We expect annual amortization to be approximately $8.9 million associated with these intangible assets. An associated deferred tax liability has been recorded for these intangible assets. Refer to Note 14 “Intangible assets, net” for additional information regarding the various acquired intangible assets.

The goodwill consists largely of the synergies and economies of scale expected from the acquired technology and customer relationships and contracts. The goodwill is not subject to amortization but will be evaluated at least annually for impairment or more frequently if impairment indicators are present.

Revenue and earnings of the acquirees

The results of operations for the Coretrax Acquisition since the Coretrax Closing Date have been included in our unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2024. The amount of revenue of Coretrax included in the accompanying unaudited condensed consolidated statements of operations was approximately $21.1 million for both the three and six months ended June 30, 2024.

Supplemental pro forma financial information

The Company has determined the estimated unaudited pro forma financial information to be immaterial for the three months and six months ended June 30, 2024 and 2023, assuming the DeltaTek Acquisition, PRT Acquisition and Coretrax Acquisition had been completed as of January 1, 2023. This is not necessarily indicative of the results that would have occurred had the DeltaTek Acquisition, PRT Acquisition and Coretrax Acquisition been completed on the respective dates indicated or of future operating results.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	Fair value measurements

Recurring Basis

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2024 and December 31, 2023, were as follows (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$8,590	$-	$8,590
Contingent consideration	-	-	3,307	3,307
Liabilities:
Contingent consideration		-	25,103	25,103
Borrowings	-	121,775	-	121,775
Finance lease liabilities	-	17,335	-	17,335

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$9,768	$-	$9,768
Liabilities:
Contingent consideration	-	-	24,705	24,705
Borrowings	-	20,701	-	20,701
Finance lease liabilities	-	18,377	-	18,377

We have certain contingent consideration assets and liabilities related to acquisitions which are measured at fair value using Level 3 inputs. The amount of contingent consideration due from or due to the sellers is based on the achievement of agreed-upon financial performance metrics by the acquired company, as determined by the terms of the contingent consideration agreements with the sellers of each acquired company. We record a liability at the time of the acquisition based on the present value of management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. After the date of acquisition, we update the original valuation to reflect the passage of time and current projections of future results of the acquired companies. Accretion of, and changes in the valuations of, contingent consideration are reported on the condensed consolidated statement of operations within “Severance and other income (expense).”

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

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer, in deciding how to allocate resources and assess performance. Our CODM manages our operational segments that are aligned with our geographical regions as below:

●	North and Latin America (“NLA”),
●	Europe and Sub-Saharan Africa (“ESSA”),
●	Middle East and North Africa (“MENA”), and
●	Asia-Pacific (“APAC”).

The following table presents our revenue disaggregated by our operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NLA	$156,990	$134,830	$287,379	$261,058
ESSA	168,431	138,062	290,177	251,710
MENA	81,429	59,163	152,923	110,108
APAC	62,792	64,862	122,652	113,320
Total	$469,642	$396,917	$853,131	$736,196

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

The following table presents our Segment EBITDA disaggregated by our operating segments and a reconciliation to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NLA	$44,474	$36,703	$78,851	$68,577
ESSA	34,997	34,964	60,198	55,749
MENA	28,611	18,491	53,149	33,059
APAC	15,248	3,452	26,034	754
Total Segment EBITDA	123,330	93,610	218,232	158,139
Corporate costs	(33,636)	(24,810)	(64,936)	(49,891)
Equity in income of joint ventures	4,856	2,805	8,714	5,241
Depreciation and amortization expense	(40,647)	(37,235)	(80,793)	(71,972)
Merger and integration expense	(8,789)	(1,377)	(10,950)	(3,515)
Severance and other income (expense)	236	(2,663)	(4,826)	(3,590)
Stock-based compensation expense	(7,350)	(5,577)	(12,420)	(9,748)
Foreign exchange loss	(5,447)	(1,440)	(8,190)	(370)
Other income (expense), net	334	(1,462)	819	(2,411)
Interest and finance expense, net	(3,666)	(17)	(6,818)	(1,315)
Income before income taxes	$29,221	$21,834	$38,832	$20,568

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

The following table sets forth the total amount of revenue by main area of capabilities as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Well construction	$148,476	$143,719	$268,507	$271,984
Well management	321,166	253,198	584,624	464,212
Total	$469,642	$396,917	$853,131	$736,196

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

Contract balances consisted of the following as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Trade receivable, net	$354,993	$222,591
Unbilled receivables (included within accounts receivable, net)	$170,410	$203,689
Contract assets (included within accounts receivable, net)	$16,922	$52,607
Deferred revenue (included within other liabilities)	$6,712	$27,206

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

The Company recognized revenue during the three and six months ended June 30, 2024 of $16.2 million and $22.1 million, respectively, and for the three and six months ended June 30, 2023 of $17.1 million and $42.3 million, respectively, out of the deferred revenue balance as of the beginning of the applicable period.

As of June 30, 2024, $5.2 million of our deferred revenue was classified as current and is included in “Other current liabilities” on the unaudited condensed consolidated balance sheets, with the remainder classified as non-current and included in “Other non-current liabilities” on the unaudited condensed consolidated balance sheets.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

Transaction price allocated to remaining performance obligations

Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. We have elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less and for our long-term contracts we have a right to consideration from customers in an amount that corresponds directly with the value to the customer of the performance completed to date. With respect to our long-term construction contracts, revenue allocated to remaining performance obligations is $0.9 million.

7.	Income taxes

For interim financial reporting, the annual tax rate is based on pre-tax income (loss) before equity in income of joint ventures. We have historically calculated the income tax expense/(benefit) during interim reporting periods by applying a full year estimated Annual Effective Tax Rate (“AETR”) to income (loss) before income taxes, excluding infrequent or unusual discrete items, for the reporting period. For the six months ended June 30, 2024, we determined that using an AETR would not provide a reliable estimate of income taxes due to the forecasting methodology used to project income (loss) before income taxes, resulting in significant changes in the estimated AETR. Thus, we concluded to use a discrete effective tax rate, which treats the year-to-date period as an annual period, to calculate income taxes for the six months ended June 30, 2024.

Our effective tax rates were 57.2% and 87.1% for the three and six months ended June 30, 2024, respectively, and were 65.9% and 115.0% for the three and six months ended June 30, 2023 respectively.

Our effective tax rate was impacted primarily due to changes in the mix of taxable profits between jurisdictions with different tax regimes, in particular in Asia Pacific, Latin America and in our ESSA region.

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

The carrying value of our investment in joint ventures as of June 30, 2024, and December 31, 2023, was as follows (in thousands):

	June 30,	December 31,
	2024	2023
CETS	$71,821	$62,704
PVD-Expro	3,610	3,698
Total	$75,431	$66,402

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	Accounts receivable, net

Accounts receivable, net consisted of the following as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Accounts receivable	$561,755	$497,135
Less: Expected credit losses	(19,430)	(18,248)
Total	$542,325	$478,887

Current	533,735	469,119
Non – current	8,590	9,768
Total	$542,325	$478,887

10.	Inventories

Inventories consisted of the following as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Finished goods	$17,368	$25,854
Raw materials, equipment spares and consumables	139,525	99,011
Work-in-progress	14,600	18,460
Total	$171,493	$143,325

11.	Other assets and liabilities

Other assets consisted of the following as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Prepayments	$36,956	28,725
Value-added tax receivables	23,862	20,622
Collateral deposits	1,329	1,886
Deposits	9,449	8,912
Contingent consideration	3,307	-
Other	15,860	10,566
Total	$90,763	$70,711

Current	79,693	58,409
Non – current	11,070	12,302
Total	$90,763	$70,711

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

Other liabilities consisted of the following as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Deferred revenue	$6,712	$27,206
Other tax and social security	35,498	34,004
Provisions	49,048	38,576
Contingent consideration	25,103	24,705
Other	21,477	17,855
Total	$137,838	$142,346

Current	93,866	98,144
Non – current	43,972	44,202
Total	$137,838	$142,346

12.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Accounts payable – trade	$135,386	$146,759
Payroll, vacation and other employee benefits	38,454	43,924
Accruals for goods received not invoiced	16,941	22,921
Other accrued liabilities	143,683	112,521
Total	$334,464	$326,125

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

13.	Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Cost:
Land	$22,176	$22,176
Land improvements	3,332	3,332
Buildings and lease hold improvements	102,017	100,404
Plant and equipment	1,049,713	971,178
	1,177,238	1,097,090
Less: accumulated depreciation	(641,700)	(583,868)
Total	$535,538	$513,222

The carrying amount of our property, plant and equipment recognized in respect of assets held under finance leases as of June 30, 2024 and December 31, 2023 and included in amounts above is as follows (in thousands):

	June 30,	December 31,
	2024	2023
Cost:
Buildings	$23,539	$23,859
Plant and equipment	743	589
Total	24,282	24,448
Less: accumulated amortization	(11,370)	(10,315)
Total	$12,912	$14,133

Depreciation expense relating to property, plant and equipment, including assets under finance leases, was $28.3 million and $57.9 million for the three and six months ended June 30, 2024, and $27.8 million and $53.3 million for the three and six months ended June 30, 2023, respectively.

During the six months ended June 30, 2023 assets held for sale were sold for net proceeds $2.0 million.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

14.	Intangible assets, net

The following table summarizes our intangible assets comprising of Customer Relationships & Contracts (“CR&C”), Trademarks, Technology and Software as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024			December 31, 2023			June 30, 2024
	Gross carrying amount	Accumulated impairment and amortization	Net book value	Gross carrying amount	Accumulated impairment and amortization	Net book value	Weighted average remaining life (years)
CR&C	$302,707	$(151,405)	$151,302	$256,835	$(139,302)	$117,533	7.7
Trademarks	64,228	(38,664)	25,564	58,977	(36,578)	22,399	5.7
Technology	229,022	(88,307)	140,715	179,154	(82,266)	96,888	11.8
Software	17,853	(14,290)	3,563	15,248	(12,352)	2,896	0.4
Total	$613,810	$(292,666)	$321,144	$510,214	$(270,498)	$239,716	9.3

Amortization expense for intangible assets was $11.7 million and $22.2 million for the three and six months ended June 30, 2024, and $9.4 million and $18.6 million for the three and six months ended June 30, 2023, respectively.

The following table summarizes the intangible assets which were acquired pursuant to the Coretrax Acquisition in 2024 (in thousands):

	Acquired Fair Value	Weighted average life (years)
Coretrax:
CR&C	$45,883	13.0
Trademarks	5,251	5.0
Software	648	1.0
Technology	49,868	10-15
Total	$101,650	9.8

The following table summarizes the intangible assets which were acquired pursuant to the DeltaTek Acquisition and the PRT Acquisition during 2023 (in thousands):

	Acquired Fair Value	Weighted average life (years)
DeltaTek:
CR&C	$2,571	6.0
Trademarks	257	5.0
Technology	8,237	15.0
Total	$11,065	12.7

PRT:
CR&C	$32,048	10.0
Trademarks	1,627	4.0
Technology	265	15.0
Total	$33,940	9.8

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

15.	Goodwill

Our reporting units are our operating segments which are NLA, ESSA, MENA and APAC.

The allocation of goodwill by operating segment as of June 30, 2024 and December 31, 2023 is as follows (in thousands):

	June 30,	December 31,
	2024	2023
NLA	$161,614	$139,512
ESSA	101,516	83,319
MENA	47,581	5,441
APAC	31,865	19,415
Total	$342,576	$247,687

The following table summarizes the goodwill by operating segment which were acquired pursuant to the Coretrax Acquisition in 2024 (in thousands):

Coretrax
NLA	$22,986
ESSA	18,197
MENA	42,140
APAC	12,450
Total	$95,773

The following table summarizes the goodwill by operating segment which were acquired pursuant to the DeltaTek Acquisition and the PRT Acquisition during 2023 (in thousands):

	DeltaTek	PRT
NLA	$2,445	$17,672
ESSA	3,261	-
MENA	1,223	-
APAC	1,222	-
Total	$8,151	$17,672

As of June 30, 2024, we did not identify any triggering events that would represent an indicator of impairment of our goodwill. Accordingly, no impairment charges related to goodwill have been recorded during the six months ended June 30, 2024.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

16.	Interest bearing loans

On October 6, 2023, we amended and restated the previous revolving credit facility agreement pursuant to an amendment and restatement agreement (the “Amended and Restated Facility Agreement”) with DNB Bank ASA, London Branch, as agent, in order to extend the maturity of the revolving credit facility agreement. The maturity date of the Amended and Restated Facility Agreement is October 6, 2026. The Amended and Restated Facility Agreement increased the total commitments to $250.0 million. The Company has the ability to increase the commitments to $350.0 million.

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

The Amended and Restated Facility Agreement retains various undertakings and affirmative and negative covenants (with certain agreed amendments) which limit, subject to certain customary exceptions and thresholds, the Company and its subsidiaries’ ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments, acquisitions, or loans and create or incur liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The Amended and Restated Facility Agreement amends certain of the financial covenants such that the Company is required to maintain (i) a minimum interest cover ratio of 4.0 to 1.0 based on the ratio of EBITDA to net finance charges and (ii) a maximum total net leverage ratio of 2.50 to 1.0 based on the ratio of total net debt to EBITDA, in each case tested quarterly on a last-twelve-months basis, subject to certain exceptions. We are in compliance with all our debt covenants as of  June 30, 2024.

On May 15, 2024, the Company established an incremental facility under its Amended and Restated Facility Agreement, in order to increase its existing $250.0 million revolving credit facility by an additional $90.0 million in commitments, to a total of $340.0 million, of which $256.7 million was available for drawdowns as loans and $83.3 million was available for letters of credit. The establishment of the incremental facility was accomplished by a notice entered into with DNB Bank ASA as Agent, together with a consortium of banks as lenders. The incremental facility has the same terms and conditions as the existing facility provided under the Amended and Restated Facility Agreement. The incremental facility is available for the same general corporate purposes as the existing facility provided under the Amended and Restated Facility Agreement, including acquisitions. On May 15, 2024, the Company drew down on the new facility in the amount of approximately $76.1 million to partially finance the Coretrax Acquisition.

As of  June 30, 2024, we had $121.1 million of borrowings outstanding under the Amended and Restated Facility Agreement. The effective interest rate on our outstanding borrowings was 7.6%. As of December 31, 2023, we had $20.0 million of borrowings outstanding. We utilized $44.8 million and $50.4 million of the Amended and Restated Facility as of  June 30, 2024 and December 31, 2023, respectively, for bonds and guarantees.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Commitments and contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. We entered into contractual commitments for the acquisition of property, plant and equipment totaling $33.0 million and $36.7 million as of  June 30, 2024 and December 31, 2023, respectively.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of June 30, 2024 and December 31, 2023. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

We have conducted an internal investigation of the operations of certain of the Company’s foreign subsidiaries in West Africa including possible violations of the U.S. Foreign Corrupt Practices Act, our policies and other applicable laws. In  June 2016, we voluntarily disclosed the existence of our internal review to the SEC and the U.S. Department of Justice (“DOJ”). The DOJ has provided a declination, subject to the Company and the SEC reaching a satisfactory settlement of civil claims. On the basis of discussions with the SEC up to the end of the first quarter of 2023, we believed that a final resolution of this matter was likely to include a civil penalty in the amount of approximately $8.0 million and, accordingly, we had recorded a loss contingency in that amount within “Other current liabilities” on our unaudited condensed consolidated balance sheet, with the offset taken as an increase to goodwill as a measurement period adjustment associated with our 2021 business combination with Expro Group Holdings International Limited ( the “Merger”).

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

Other than discussed above, we had no other material legal accruals for loss contingencies, individually or in the aggregate, as of  June 30, 2024 and December 31, 2023.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

18.	Post-retirement benefits

Amounts recognized in the unaudited condensed consolidated statements of operations in respect of the defined benefit schemes were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of prior service credit	$61	$61	$122	$122
Interest cost	(1,574)	(1,551)	(3,178)	(3,084)
Expected return on plan assets	1,909	1,007	3,835	1,993
Total	$396	$(483)	$779	$(969)

The Company contributed $1.3 million and $2.6 million for the three and six months ended June 30, 2024, and $1.3 million and $2.5 million for the three and six months ended June 30, 2023, respectively, to defined benefit schemes.

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

The calculation of basic and diluted earnings per share attributable to Company stockholders for the three and six months ended June 30, 2024 and 2023, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$15,286	$9,295	$12,609	$2,944

Basic weighted average number of shares outstanding	113,980	108,663	112,078	108,758
Effect of dilutive securities:
Unvested restricted stock units	429	386	1,271	612
ESPP shares	23	7	15	5
Stock options	492	326	325	601
Diluted weighted average number of shares outstanding	114,924	109,382	113,689	109,976

Total basic earnings per share	$0.13	$0.09	$0.11	$0.03
Total diluted earnings per share	$0.13	$0.08	$0.11	$0.03

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

20.	Related party disclosures

Our related parties consist primarily of CETS and PVD-Expro, the two companies in which we exert significant influence, and Mosing Holdings LLC and its affiliates (Mr. Erich Mosing served as a director until May 24, 2023). During the three and six months ended June 30, 2024, we provided goods and services to related parties totaling $2.0 million and $6.3 million, respectively, and $2.0 million and $4.1 million, respectively, for the three and six months ended June 30, 2023. During the three and six months ended June 30, 2024 we received material goods and services from related parties totaling less than $0.1 million and $0.1 million, respectively, and $0.1 million and $0.4 million, respectively, for the three and six months ended June 30, 2023.

Additionally, we entered into various operating lease agreements to lease facilities with affiliated companies. Rent expense associated with our related party leases was $0.2 million and $0.3 million for the three and six months ended June 30, 2024, and $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively.

As of  June 30, 2024 and December 31, 2023 amounts receivable from related parties were $1.8 million and $2.7 million, respectively, and amounts payable to related parties were none and $1.2 million, respectively.

As of June 30, 2024, $0.3 million of our operating lease right-of-use assets and $0.3 million of our lease liabilities were associated with related party leases. As of December 31, 2023, $0.6 million of our operating lease right-of-use assets and $0.6 million of our lease liabilities were associated with related party leases.

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

The Company recognized no stock-based compensation expense attributable to the Management Incentive Plan (“MIP”) stock options during the three and six months ended June 30, 2024. The Company recognized expense of $0.2 million and $0.7 million attributable to the MIP stock options during the three and six months ended June 30, 2023.

Stock-based compensation expense relating to the Long-Term Incentive Plan (“LTIP”), including restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) for the three and six months ended June 30, 2024 was $7.2 million and $12.1 million. Stock-based compensation expense relating to LTIP RSUs and PRSUs for the three and six months ended June 30, 2023 was $5.3 million and $8.8 million.

During the six months ended June 30, 2024, 1,190,222 RSUs and 308,412 PRSUs were granted to employees and directors at a weighted average grant date fair value of $19.73 per RSU and $26.00 per PRSU.

During the three and six months ended June 30, 2024 we recognized $0.1 million and $0.3 million of compensation expense related to stock purchased under the ESPP. The Company recognized ESPP expense for the three and six months ended June 30, 2023 of $0.1 million and $0.2 million.

22.	Supplemental cash flow

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$22,672	$21,644
Cash paid for interest, net	$5,629	$546
Change in accounts payable and accrued expenses related to capital expenditures	$6,306	$2,809

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

Well Construction

•

Our well construction products and services support customers’ new wellbore drilling, wellbore completion and recompletion, and wellbore plug and abandonment requirements. In particular, we offer advanced technology solutions in tubular running services, tubular products, cementing, drilling and wellbore cleanup. With a focus on innovation, we are continuing to advance the way wells are constructed by optimizing process efficiency on the rig floor, developing new methods to handle and install tubulars and mitigating well integrity risks. We believe we are a market leader in deepwater tubular running services and solutions. In recent years, we have added a range of lower-risk, open water cementing solutions, including the proprietary SeaCure® and QuikCure® solutions. We also offer a range of performance drilling tools designed to mitigate risk and optimize drilling efficiency, including proprietary downhole circulation tools and hydraulic pipe recovery systems.

Well Management

Our well management offerings consist of well flow management, subsea well access and well intervention and integrity services:

•	Well flow management: We gather valuable well and reservoir data, with a particular focus on well-site safety and environmental impact. We provide global, comprehensive well flow management systems for the safe production, measurement and sampling of hydrocarbons from a well during the exploration and appraisal phase of a new field; the flowback and clean-up of a new well prior to production; and in-line testing of a well during its production life. We also provide early production facilities to accelerate production; production enhancement packages to enhance reservoir recovery rates through the realization of production that was previously locked within the reservoir; and metering and other well surveillance technologies to monitor and measure flow and other characteristics of wells.

•	Subsea well access: With over 40 years of experience providing a wide range of fit-for-purpose subsea well access solutions, our technology aims to provide safe well access and optimized production throughout the lifecycle of the well. We provide what we believe to be the most reliable, efficient and cost-effective subsea well access systems for exploration and appraisal, development, intervention and abandonment, including an extensive portfolio of standard and bespoke Subsea Test Tree Assemblies and a range motion-compensating and other surface handling equipment. We also provide services and solutions utilizing a rig-deployed Intervention Riser System (“IRS”) owned by a third party and have capabilities for vessel-deployed light well intervention services. In addition, we provide systems integration and project management services.

•	Well intervention and integrity: We provide well intervention solutions to acquire and interpret well data, maintain and restore well bore integrity and improve production. In addition to our extensive fleet of mechanical and cased hole wireline units, we have recently introduced and acquired a number of cost-effective, innovative well intervention services, including CoilHose™, a lightweight, small-footprint solution for wellbore lifting, cleaning and chemical treatments; Octopoda™, for fluid treatments in wellbore annuli; Galea™, an autonomous well intervention solution, and expandable casing patches designed to repair damaged production casing or isolate existing perforations prior to refracturing a well (a so called “patch and perf”). We also possess several other distinct technical capabilities, including non-intrusive metering technologies and wireless telemetry systems for reservoir monitoring.

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

Market Conditions and Price of Oil and Gas

The second quarter of 2024 has seen a continuation of strong investment and activity growth driven by strong yet volatile commodity prices. The volatility associated with prices have generally coincided with periods of escalation and de-escalation of the ongoing conflicts in the Middle East. There are a number of market factors that have had, and may continue to have, an effect on our business, including:

•	The market for energy services and our business are substantially dependent on the price of oil and, to a lesser extent, the regional price of gas, which are both driven by market supply and demand. Changes in oil and gas prices impact customer willingness to spend on exploration and appraisal, development, production, and abandonment activities. The extent of the impact of a change in oil and gas prices on these activities varies extensively between geographic regions, types of customers, types of activities and the financial returns of individual projects.

•	Average daily oil demand in the second quarter of 2024 exceeded the average daily demand levels in the second quarter of 2023, as well as the full year average for 2023, with liquid demand expected to grow by 1.1 million b/d in 2024 over 2023. Brent crude oil prices have generally been declining over the second quarter, from an average of $90/bbl in April decreasing to an average of $82/bbl in May. The Brent price decrease has largely been due to the reduction in geopolitical risk premium amid a de-escalation of tensions in the Middle East since April as well as the market perception that the recent announcement of the unwinding of Organization of Petroleum Exporting Countries and certain other oil producing nations (“OPEC+”) production cuts in the fourth quarter could cause a significant increase in global inventories.

•	Activity related to gas and liquified natural gas (“LNG”) production (and associated asset development) continues to grow within our ESSA and MENA regions in support of Europe’s ongoing drive to diversify away from its reliance on Russian pipeline gas supplies over the long term. More broadly, the energy security and energy transition imperatives of policymakers in the U.S. and Europe are expected to result in increased investment in global gas development.

•	International, offshore and deepwater activity continued to strengthen throughout 2024 as operator upstream investments are expected to return to near 2015 levels. We also experienced an increased demand for services related to brownfield and production enhancement and infield development programs as operators strive to maximize their previous investments and maintain production with a lower carbon footprint. In addition, we have seen an increase in demand for production optimization technologies, especially in support of gas and LNG developments.

•	The clean energy transition continues to gain momentum. We believe, however, that hydrocarbons, and natural gas in particular, will continue to play a vital role in the transition towards more sustainable energy resources and that existing expertise and future innovation within the energy services sector, both to reduce emissions and enhance efficiency, will be critical. We are already active in the early-stage carbon capture and storage segment and have expertise and established operations within the geothermal and flare reduction segments. We continue to develop technologies to enhance the sustainability of our customers’ operations which, along with our digital transformation initiatives, are expected to enable us to continue to support our customers’ commercial and environmental initiatives. As the industry changes, we continue to evolve our approach to adapt and help our customers develop more sustainable energy solutions.

Outlook

Global liquids demand increased in the second quarter of 2024 compared to the previous quarter and average year-on-year consumption is expected to continue to grow in 2024. Persistent withdrawals from global inventories, stemming in part from OPEC+ production cuts which the group announced in early June would remain until at least end of September, as well as a strong rebound in demand and geopolitical tension in the Middle East are expected to add upside price pressure.

The U.S. Energy Information Administration (“EIA”) estimates that global liquids fuels consumption will average 102.9 million b/d in 2024, increasing by 1.1 million b/d over 2023. Global liquid fuels demand is then expected to grow by a further 1.8 million b/d to reach 104.7 million b/d in 2025. Global liquids fuels demand growth is mostly driven by non-OECD countries. In 2024, consumption of liquid fuels by non-OECD countries increases by 1.2 million b/d, offsetting a small decline in OECD, particularly in Europe and Japan. Consumption growth in 2025 is also largely driven by non-OECD countries, particularly China and India, with OECD consumption growth driven by the United States.

The EIA forecasts that global liquid fuels production will average 102.4 million b/d in 2024 - an increase of 0.6 million b/d over 2023 – and average 104.6 million b/d in 2025, a further 2.2 million b/d increase over 2024. Although supply growth in 2024 is limited by the extension of OPEC+ production cuts, growth outside of the group is estimated to remain strong. OPEC+ liquids fuels production is expected to decrease by 1.3 million b/d in 2024 compared to 2023, while production outside of OPEC+ is set to increase by 1.9 million b/d, led by growth in the United States, Canada, Guyana and Brazil. Global production growth in 2025 is expected to be driven by the gradual unwinding of the OPEC+ voluntary supply cuts throughout the year with OPEC+ production expected to increase by 0.7 million b/d, as well as a 1.4 million b/d increase from countries outside of OPEC+.

Oil prices declined in the second quarter of 2024 driven by a de-escalation in the Middle East conflict reducing the geopolitical risk premium, as well as the market perception that the recent announcement of the unwinding of OPEC+ production cuts in the fourth quarter could cause a significant increase in global inventories. Since the end of the second quarter, the Brent spot price has increased, and the EIA expects this trend to continue as market participants have reassessed the announcement based on current global inventory levels and the indication by OPEC+ that production cuts remain subject to market conditions. As a result, the EIA expects oil prices to average $89/bbl for the second half of 2024 and $86/bbl for all of 2024. Inventories are expected to return to moderate builds in 2025 following the expiration of OPEC+ cuts and forecast supply growth from non-OPEC+ countries expected to meet growth in global oil demand. As a result, the EIA predicts oil prices will decline slightly to average $88/bbl for 2025.

In addition to the continued positive oil market outlook, global natural gas prices are expected to remain elevated as the market remains fundamentally tight.

The EIA expects that Henry Hub prices will average almost $2.90 per million British thermal unit (“MMBtu”) for the second half of 2024 and $2.50/MMBtu for all of 2024, up from an average of $2.10/MMBtu for the second quarter. The Henry Hub price is expected to average $3.30/MMBtu in 2025. Prices are low due to high levels of natural gas in storage, however, they are forecast to increase over the remainder of 2024 as production declines slightly due to less natural gas directed drilling and production curtailments in response to low prices. Rystad Energy forecasts that prices at the European Title Transfer Facility (“TTF”) and Northeast Asian LNG spot will average $9.20/MMBtu and $9.80/MMBtu respectively in 2024, remaining bullish as demand for LNG recovers, particularly in China and India. European prices have declined slightly due to muted demand, increased pipeline gas imports and healthy storage levels, leaving room for Asian demand growth.

Consequently, the market outlook for 2024 remains positive with strong prices driving growth in exploration and production expenditures and the highest level of upstream investment since 2015 expected. Strong investment growth is expected in the deepwater and offshore shelf segments with support from large projects in the Middle East driven by Saudi Arabia and the UAE, as well as China, Norway, and Guyana and Brazil in Latin America.

As a result, we expect demand for our services and solutions to continue to trend upwards throughout 2024.

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

Executive Overview

Three months ended June 30, 2024, compared to three months ended March 31, 2024

Certain highlights of our financial results and other key developments include:

•

Revenue for the three months ended June 30, 2024, increased by $86.2 million, or 22.5%, to $469.6 million, compared to $383.5 million for the three months ended March 31, 2024. The increase in revenue is a result of higher revenue across all operating segments with the largest contributions from NLA and ESSA segments. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.” Second quarter operating results include $21.1 million of revenue attributable to Coretrax.

•

We reported net income for the three months ended June 30, 2024, of $15.3 million, compared to a net loss of $2.7 million for the three months ended March 31, 2024. Net income margin was 3.3% for the three months ended June 30, 2024 compared to (0.7)% for the three months ended March 31, 2024. The increase primarily reflected higher Adjusted EBITDA by $27.1 million and lower severance and other expense by $5.3 million, partially offset by higher merger and integration expense of $6.6 million; higher stock-based compensation expense of $2.3 million; higher foreign exchange loss of $2.7 million; and higher income tax expense of $1.6 million.

•

Adjusted EBITDA for the three months ended June 30, 2024, increased by $27.1 million, or 40.2%, to $94.6 million from $67.5 million for the three months ended March 31, 2024. Adjusted EBITDA margin increased to 20.1% during the three months ended June 30, 2024, as compared to 17.6% during the three months ended March 31, 2024. The increase in Adjusted EBITDA and Adjusted EBITDA margin is primarily attributable to higher revenue, better activity mix across all operating segments and contributions resulting from the Coretrax acquisition.

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

•	Net cash used in operating activities for the three months ended June 30, 2024, was $13.2 million, a decrease compared to net cash provided by operating activities of $29.9 million for the three months ended March 31, 2024, primarily driven by an increase in net working capital of $62.0 million and an increase in cash paid for merger and integration expense and for severance and other expense by $10.6 million compared to the prior quarter, partially offset by an increase in Adjusted EBITDA by $27.1 million.

Six months ended June 30, 2024, compared to six months ended June 30, 2023

Certain highlights of our financial results and other key developments include:

•

Revenue for the six months ended June 30, 2024, increased by $116.9 million, or 15.9%, to $853.1 million, compared to $736.2 million for the six months ended June 30, 2023. The increase in revenue was driven by higher activity across all segments, in particular in ESSA and MENA segments. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•

We reported net income for the six months ended June 30, 2024, of $12.6 million, an increase of $9.7 or 328.3% as compared to a net income of $2.9 million for the six months ended June 30, 2023. Net income margin was 1.5% for the six months ended June 30, 2024 compared to 0.4% for the six months ended June 30, 2023. The increase primarily reflected higher Adjusted EBITDA (which was up $48.5 million) partially offset by higher depreciation and amortization expense of $8.8 million; higher income tax expense of $8.6 million; higher foreign exchange loss of $7.8 million; higher merger and integration expense of $7.4 million, which includes professional costs incurred in connection with the Coretrax Acquisition; higher interest and finance expense of $5.5 million; and higher stock-based compensation expense of $2.7 million.

•

Adjusted EBITDA for the six months ended June 30, 2024, increased by $48.5 million, or 42.8%, to $162.0 million from $113.5 million for the six months ended June 30, 2023. Adjusted EBITDA margin increased to 19.0% during the six months ended June 30, 2024, as compared to 15.4% during the six months ended June 30, 2023. The increase in Adjusted EBITDA and Adjusted EBITDA margin is primarily attributable to higher revenue and an improved activity mix.

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

•	Net cash provided by operating activities was $16.8 million during the six months ended June 30, 2024 as compared to $46.7 million during the six months ended June 30, 2023. The decrease in net cash provided by operating activities of $29.9 million for the six months ended June 30, 2024, was primarily driven by unfavorable movement in net working capital of $60.3 million, an increase in cash paid for merger and integration expense and for severance and other expense by $5.5 million, non-receipt of dividend income in the current period of $2.8 million and higher payments for corporate taxes of $1.0 million, partially offset by an increase in Adjusted EBITDA.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the three and six months presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net income (loss)	$15,286	$(2,677)	$12,609	$2,944

Income tax expense	$13,935	$12,288	$26,223	$17,624
Depreciation and amortization expense	40,647	40,146	80,793	71,972
Severance and other (income) expense	(236)	5,062	4,826	3,590
Merger and integration expense	8,789	2,161	10,950	3,515
Other (income) expense, net (1)	(334)	(485)	(819)	2,411
Stock-based compensation expense	7,350	5,070	12,420	9,748
Foreign exchange loss	5,447	2,743	8,190	370
Interest and finance expense, net	3,666	3,152	6,818	1,315
Adjusted EBITDA	$94,550	$67,460	$162,010	$113,489

Net income (loss) margin	3.3%	(0.7)%	1.5%	0.4%

Adjusted EBITDA margin	20.1%	17.0%	19.0%	15.4%

(1)	Other income (expense), net, is comprised of immaterial, unusual or infrequently occurring transactions which, in management’s view, do not provide useful measures of the underlying operating performance of the business.

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

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the three months ended June 30, 2024 and March 31, 2024 (in thousands):

	Three Months Ended		Percentage
	June 30, 2024	March 31, 2024	June 30, 2024	March 31, 2024
NLA	$156,990	$130,389	33.4%	34.0%
ESSA	168,431	121,746	35.9%	31.7%
MENA	81,429	71,494	17.3%	18.6%
APAC	62,792	59,860	13.4%	15.7%
Total Revenue	$469,642	$383,489	100.0%	100.0%

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the six months ended June 30, 2024 and June 30, 2023 (in thousands):

	Six Months Ended		Percentage
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
NLA	$287,379	$261,058	33.7%	35.5%
ESSA	290,177	251,710	34.0%	34.2%
MENA	152,923	110,108	17.9%	15.0%
APAC	122,652	113,320	14.4%	15.3%
Total Revenue	$853,131	$736,196	100.0%	100.0%

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to income before income taxes for the three months ended June 30, 2024 and March 31, 2024 (in thousands):

	Three Months Ended		Segment EBITDA Margin
	June 30, 2024	March 31, 2024	June 30, 2024	March 31, 2024
NLA	$44,474	$34,377	28.3%	26.4%
ESSA	34,997	25,201	20.8%	20.7%
MENA	28,611	24,538	35.1%	34.3%
APAC	15,248	10,786	24.3%	18.0%
Total Segment EBITDA	123,330	94,902
Corporate costs (1)	(33,636)	(31,300)
Equity in income of joint ventures	4,856	3,858
Depreciation and amortization expense	(40,647)	(40,146)
Merger and integration expense	(8,789)	(2,161)
Severance and other income (expense)	236	(5,062)
Stock-based compensation expense	(7,350)	(5,070)
Foreign exchange loss	(5,447)	(2,743)
Other income, net	334	485
Interest and finance expense, net	(3,666)	(3,152)
Income before income taxes	$29,221	$9,611

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to income before income taxes for the six months ended June 30, 2024 and June 30, 2023 (in thousands):

	Six Months Ended		Segment EBITDA Margin
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
NLA	$78,851	$68,577	27.4%	26.3%
ESSA	60,198	55,749	20.7%	22.1%
MENA	53,149	33,059	34.8%	30.0%
APAC	26,034	754	21.2%	0.7%
Total Segment EBITDA	218,232	158,139
Corporate costs (1)	(64,936)	(49,891)
Equity in income of joint ventures	8,714	5,241
Depreciation and amortization expense	(80,793)	(71,972)
Merger and integration expense	(10,950)	(3,515)
Severance and other expense	(4,826)	(3,590)
Stock-based compensation expense	(12,420)	(9,748)
Foreign exchange loss	(8,190)	(370)
Other income (expense), net	819	(2,411)
Interest and finance expense, net	(6,818)	(1,315)
Income before income taxes	$38,832	$20,568

(1)	Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

Three months ended June 30, 2024 compared to three months ended March 31, 2024

NLA

Revenue for the NLA segment was $157.0 million for the three months ended June 30, 2024, an increase of $26.6 million, or 20.4%, compared to $130.4 million for the three months ended March 31, 2024. The increase was primarily due to higher revenue from all product lines, in particular from higher well construction activity in the U.S., Guyana and Trinidad and higher well flow management activity in the U.S. and Argentina. The increase was supplemented by $4.6 million of additional revenue as a result of the Coretrax Acquisition.

Segment EBITDA for the NLA segment was $44.5 million, or 28.3% of revenues, during the three months ended June 30, 2024, an increase of $10.1 million, or 29.4%, compared to $34.4 million or 26.4% of revenues during the three months ended March 31, 2024. The increase in Segment EBITDA and Segment EBITDA margin was attributable to higher activity and more favorable activity mix during the three months ended June 30, 2024.

ESSA

Revenue for the ESSA segment was $168.4 million for the three months ended June 30, 2024, an increase of $46.7 million, or 38.3%, compared to $121.7 million for the three months ended March 31, 2024. The increase in revenues was primarily driven by increased subsea well access revenue in Angola and higher well flow management revenue in Congo. The increase was supplemented by $3.8 million of additional revenue as a result of the Coretrax Acquisition.

Segment EBITDA for the ESSA segment was $35.0 million, or 20.8% of revenues, for the three months ended June 30, 2024, an increase of $9.8 million, or 38.9%, compared to $25.2 million, or 20.7% of revenues, for the three months ended March 31, 2024. The increase in Segment EBITDA and Segment EBITDA margin was attributable to a combination of a more favorable activity mix and increased activities on higher margin services during the three months ended June 30, 2024.

MENA

Revenue for the MENA segment was $81.4 million for the three months ended June 30, 2024, an increase of $9.9 million, or 13.9%, compared to $71.5 million for the three months ended March 31, 2024. The increase in revenue was driven by $10.4 million of Coretrax revenue, partially offset by a slight decline in revenue across other product lines.

Segment EBITDA for the MENA segment was $28.6 million, or 35.1% of revenues, for the three months ended June 30, 2024, an increase of $4.1 million, or 16.6%, compared to $24.5 million, or 34.3% of revenues, for the three months ended March 31, 2024. The increase in Segment EBITDA and Segment EBITDA margin was primarily due to increased activity on higher-margin projects and more favorable activity mix during the three months ended June 30, 2024, including impacts of the Coretrax Acquisition.

APAC

Revenue for the APAC segment was $62.8 million for the three months ended June 30, 2024, an increase of $2.9 million, or 4.9%, compared to $59.9 million for the three months ended March 31, 2024. The increase in revenue was primarily due to increased well construction activity in Malaysia and Australia and well flow management activity in Thailand supplemented by $2.2 million of additional revenue as a result of the Coretrax Acquisition, partially offset by lower subsea well access activity in China and Australia.

Segment EBITDA for the APAC segment was $15.2 million, or 24.3% of revenues, for the three months ended June 30, 2024, an increase of $4.5 million compared to $10.8 million, or 18.0% of revenues, for the three months ended March 31, 2024. The increase in Segment EBITDA is attributable primarily to higher activity.

Merger and integration expense

Merger and integration expense for the three months ended June 30, 2024, increased by $6.6 million, to $8.8 million as compared to $2.2 million for the three months ended March 31, 2024. The increase was primarily attributable to professional costs incurred in connection with the Coretrax Acquisition during the three months ended June 30, 2024.

Severance and other income (expense)

Severance and other income was $0.2 million for the three months ended June 30, 2024 as compared to severance and other expense of $5.1 million for the three months ended June 30, 2023. The decrease in severance and other expense was primarily attributable to a favorable valuation adjustment of contingent consideration, partially offset by an increase in restructuring costs across all regions.

Stock-based compensation expense

Stock-based compensation expense for the three months ended June 30, 2024 increased by $2.3 million or 45.0% to $7.4 million as compared to $5.1 million for the three months ended March 31, 2024. The increase was primarily attributable to stock-based compensation awarded in the annual LTIP grant cycle which contributed to higher expense in the second quarter of 2024.

Foreign exchange loss

Foreign exchange loss for the three months ended June 30, 2024 increased by $2.7 million or 98.6% to $5.4 million as compared to $2.7 million for the three months ended March 31, 2024. The increase was primarily due to unfavorable changes in various exchange rates, including the Brazilian Real and the Nigerian Naira.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

NLA

Revenue for the NLA segment was $287.4 million for the six months ended June 30, 2024, an increase of $26.3 million, or 10.1%, compared to $261.1 million for the six months ended June 30, 2023. The increase was primarily due to increases in subsea well access revenue in the United States driven by the PRT Acquisition, well flow management activity in Mexico, well intervention and integrity revenue in South America and additional revenue as a result of the Coretrax Acquisition. These were partially offset by lower well construction revenue in the United States and Guyana.

Segment EBITDA for the NLA segment was $78.9 million, or 27.4% of revenues, during the six months ended June 30, 2024, an increase of $10.3 million, or 15.0%, compared to $68.6 million or 26.3% of revenues during the six months ended June 30, 2023. The increase in Segment EBITDA and Segment EBITDA margin was attributable to higher activity and more favorable activity mix during the six months ended June 30, 2024.

ESSA

Revenue for the ESSA segment was $290.2 million for the six months ended June 30, 2024, an increase of $38.5 million, or 15.3%, compared to $251.7 million for the six months ended June 30, 2023. The increase in revenues was majorly driven by increased subsea well access activity, primarily in Angola, and supplemented by higher well flow management revenue in Norway and Denmark and additional revenue as a result of the Coretrax Acquisition.

Segment EBITDA for the ESSA segment was $60.2 million, or 20.7% of revenues, for the six months ended June 30, 2024, an increase of $4.4 million, or 8.0%, compared to $55.7 million, or 22.1% of revenues, for the six months ended June 30, 2023. The increase in Segment EBITDA and Segment EBITDA margin was attributable to a combination of a more favorable activity mix and increase activities on higher margin services during the six months ended June 30, 2024.

MENA

Revenue for the MENA segment was $152.9 million for the six months ended June 30, 2024, an increase of $42.8 million, or 38.9%, compared to $110.1 million for the six months ended June 30, 2023. The increase in revenue was driven by higher well flow management activity in Saudi Arabia and Algeria and higher well construction revenue in United Arab Emirates, Egypt and Oman. Coretrax-related revenue included in the results for the six months ended June 303, 2024 was $10.4 million.

Segment EBITDA for the MENA segment was $53.1 million, or 34.8% of revenues, for the six months ended June 30, 2024, an increase of $20.1 million, or 60.8%, compared to $33.1 million, or 30.0% of revenues, for the six months ended June 30, 2023. The increase in Segment EBITDA and Segment EBITDA margin was primarily due to increased activity on higher-margin projects and more favorable activity mix during the six months ended June 30, 2024, including impacts of the Coretrax Acquisition.

APAC

Revenue for the APAC segment was $122.7 million for the six months ended June 30, 2024, an increase of $9.3 million, or 8.2%, compared to $113.3 million for the six months ended June 30, 2023. The increase in revenue was primarily due to increased well construction activity in Indonesia, Australia and China and well intervention and integrity revenue in Brunei, partially offset by lower subsea well access activity in Australia.

Segment EBITDA for the APAC segment was $26.0 million, or 21.2% of revenues, for the six months ended June 30, 2024, an increase of $25.3 million compared to $0.8 million, or 0.7% of revenues, for the six months ended June 30, 2023. The increase in Segment EBITDA is attributable primarily to $10.6 million of unrecoverable LWI-related costs during the first quarter of 2023 that did not repeat in 2024.

Corporate costs

Corporate costs for the six months ended June 30, 2024 increased by $15.0 million or 30.2% to $64.9 million as compared to $49.9 million for the six months ended June 30, 2023. The increase in the corporate costs was due to higher research and development costs, higher corporate headcount, and Coretrax-related corporate costs. The remaining increase was generally proportional with increases in activity and revenue year over year.

Depreciation and amortization expense

Depreciation and amortization expense for the six months ended June 30, 2024 increased by $8.8 million or 12.3% to $80.8 million as compared to $72.0 million for the six months ended June 30, 2023. The increase was generally proportional to the increase in property plant and equipment year over year, including impacts of the Coretrax Acquisition.

Merger and integration expense

Merger and integration expense for the six months ended June 30, 2024 increased by $7.4 million or 211.5% to $10.9 million as compared to $3.5 million for the six months ended June 30, 2023. The increase is attributable to the acquisition of Coretrax and ongoing integration expenses for the DeltaTek and PRT acquisitions in the first half of 2024 as compared to the first half of 2023.

Foreign exchange loss

Foreign exchange loss for the six months ended June 30, 2024 increased by $7.8 million to $8.2 million as compared to $0.4 million for the six months ended June 30, 2023. The change was primarily due to unfavorable changes in various exchange rates, including the Argentine Peso and Brazilian Real, and higher activity.

Interest and finance expense, net

Interest and finance expense, net for the six months ended June 30, 2024 increased by $5.5 million or 418.5% to $6.8 million as compared to $1.3 million for the six months ended June 30, 2023. The increase is consistent with the higher balance of long-term debt outstanding at the end of the second quarter of 2024, primarily reflecting borrowings related to the PRT Acquisition and Coretrax Acquisition, as compared to the end of the second quarter of 2023.

Liquidity and Capital Resources

Liquidity

Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. As of June 30, 2024, total available liquidity was $271.1 million, including cash and cash equivalents and restricted cash of $135.5 million and $135.6 million available for borrowings under our Amended and Restated Facility Agreement. Expro believes these amounts, along with cash generated by ongoing operations, will be sufficient to meet future business requirements for the next 12 months and beyond. Our primary sources of liquidity have been cash flows from operations. Our primary uses of capital have been for capital expenditures, acquisitions and repurchase of company stock. We monitor potential capital sources, including equity and debt financing, in order to meet our investment and liquidity requirements.

Our total capital expenditures are estimated to range between $65 million and $75 million for the remaining six months of 2024. Our total capital expenditures were $67.1 million for the six months ended June 30, 2024, of which approximately 90% were used for the purchase and manufacture of equipment to directly support customer-related activities and approximately 10% for other property, plant and equipment, inclusive of software costs. We continue to focus on preserving and protecting our strong balance sheet, optimizing utilization of our existing assets and, where practical, limiting new capital expenditures.

On October 25, 2023, the Company’s Board of Directors (the “Board”) approved an extension to its stock repurchase program, pursuant to which the Company is authorized to acquire up to $100.0 million of its outstanding common stock from October 25, 2023 through November 24, 2024 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. The Company has made no repurchases under the Stock Repurchase Plan during the six months ended June 30, 2024

Credit Facility

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

On May 15, 2024, the Company established an incremental facility under its Amended and Restated Facility Agreement, in order to increase its existing $250.0 million revolving credit facility by an additional $90.0 million in commitments, to a total of $340.0 million. The establishment of the incremental facility was accomplished by a notice entered into with DNB Bank ASA as Agent, together with a consortium of banks as lenders. The incremental facility has the same terms and conditions as the existing facility provided under the Amended and Restated Facility Agreement. The incremental facility is available for the same general corporate purposes as the existing facility provided under the Amended and Restated Facility Agreement, including acquisitions. On May 15, 2024, the Company drew down on the new facility in the amount of approximately $76.1 million to partially finance the acquisition of Coretrax.

Please see Note 16 “Interest bearing loans” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Cash flow from operating, investing and financing activities

Cash flows provided by our operations, investing and financing activities are summarized below (in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Net cash provided by operating activities	$16,765	$46,681
Net cash used in investing activities	(96,665)	(63,491)
Net cash provided by (used in) financing activities	64,878	(17,793)
Effect of exchange rate changes on cash activities	(2,691)	(2,986)
Net decrease to cash and cash equivalents and restricted cash	$(17,713)	$(37,589)

Analysis of cash flow changes between the six months ended June 30, 2024 and June 30, 2023

Net cash provided by operating activities

Net cash provided by operating activities was $16.8 million during the six months ended June 30, 2024 as compared to $46.7 million during the six months ended June 30, 2023. The decrease in net cash provided by operating activities of $29.9 million for the six months ended June 30, 2024, was primarily driven by unfavorable movement in net working capital of $60.3 million, an increase in cash paid for merger and integration expense and for severance and other expense by $5.5 million, non-receipt of dividend income in the current period of $2.8 million and higher payments for corporate taxes of $1.0 million, partially offset by an increase in Adjusted EBITDA.

Net cash used in investing activities

Net cash used in investing activities was $96.7 million during the six months ended June 30, 2024, as compared to $63.5 million during the six months ended June 30, 2023, an increase of $33.2 million. Our principal recurring investing activity is our capital expenditures. The increase in net cash used in investing activities was primarily due to the payment of net cash of $32.1 million for the acquisition of Coretrax during the six months ended June 30, 2024, as compared to the payment of $7.5 million for the acquisition of DeltaTek, additionally increase is due to increase in capital expenditures by $9.1 million.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $64.9 million during the six months ended June 30, 2024, as compared to net cash used in financing activities of $17.8 million during the six months ended June 30, 2023. The increase of $82.7 million in net cash used in financing activities is primarily due to the net proceeds received from borrowings of $72.9 million and non-repeat of repurchase of common stock of $10.0 million during the six months ended June 30, 2024.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the three months covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level.

b)	Change in Internal Control Over Financial Reporting

As of June 30, 2024, management has concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of repurchases of Company common stock during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Shares Purchased as Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
April 1 - April 30	-	$-	-	$89,987,162
May 1 - May 31	-	$-	-	$89,987,162
June 1 - June 30	-	$-	-	$89,987,162
Total	-	$-	-

1)

This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. We administer cashless settlements and generally do not repurchase stock in connection with cashless settlements.

2)

Our Board authorized a program to repurchase our common stock from time to time. Approximately $90.0 million remained authorized for repurchases as of June 30, 2024, subject to the limitation set in our shareholder authorization for repurchases of our common stock.

Item 5. Other Information

Securities Trading Arrangements with Officers and Directors

On June 13, 2024, Lisa L. Troe, non-executive director, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell sufficient shares of the Company’s common stock between June 3, 2025 and June 16, 2025, subject to certain conditions, to cover tax obligations related to the vesting of restricted stock units on June 1, 2025.

On June 13, 2024, Michael C. Kearney, non-executive director, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 8,000 shares of the Company’s common stock between September 16, 2024 and September 16, 2025, subject to certain conditions.

On June 14, 2024, Eileen G. Whelley, non-executive director, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell sufficient shares of the Company’s common stock between June 3, 2025 and June 16, 2025, subject to certain conditions, to cover tax obligations related to the vesting of restricted stock units on June 1, 2025.

During the three months ended  June 30, 2024, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement relating to the sale and purchase of CTL UK Holdco Limited, dated February 13, 2024, by and among Expro Group Holdings N.V., Expro Holdings UK 3 Limited and the sellers party thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36053), filed on February 14, 2024).
*2.2	Deed of Amendment and Waiver, dated May 15, 2024, among Expro Group Holdings N.V. and the sellers party thereto.
*2.3	Deed of Amendment, dated July 8, 2024, among Expro Group Holdings N.V. and the sellers party thereto.
3.1	Deed of Amendment to Articles of Association of Expro Group Holdings N.V., dated October 1, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).
4.1	Registration Rights Agreement, dated May 15, 2024, by and among Expro Group Holdings N.V. and the shareholders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 15, 2024).
*10.1	Incremental Facility Notice, dated May 9, 2024, to the Revolving Facility Agreement by and among, inter alios, Expro Group Holdings N.V., as parent, the borrowers and guarantor party thereto, and DNB Bank ASA, London Branch as agent.
*†10.2	Expro Group Holdings N.V. Sharesave Scheme (UK), a Sub-Plan under the 2023 Employee Stock Purchase Plan.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.1

The following materials from Expro Group Holdings N.V.’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Represents management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRO GROUP HOLDINGS N.V.

Date:	July 25, 2024	By:	/s/ Quinn P. Fanning
Quinn P. Fanning
Chief Financial Officer
(Principal Financial Officer)