Form 10-Q/A
period 2024-06-30
EXPRO GROUP HOLDINGS N.V.
filed 2024-08-13
CIK 1575828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

As of July 22, 2024, there were 117,466,166 shares of common stock, €0.06 nominal value per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Expro Group Holdings N.V. (the “Company”) for the quarter ended June 30, 2024, originally filed on July 25, 2024 (the “Original Filing”), is being filed solely to correct an error in the number of common shares outstanding as of July 22, 2024, shown on the cover page. The correct number of shares of common stock, €0.06 nominal value per share (“common shares”), of the Company outstanding as of July 22, 2024, is 117,466,166, as indicated on the cover page of this Amendment No. 1.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-Q/A and this Form 10-Q/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment No. 1.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing. Accordingly, this Amendment No. 1 should be read together with the Original Filing and the Company’s other filings with the Securities and Exchange Commission.

Item 6. Exhibits

A list of exhibits to this Form 10-Q/A is set forth below.

EXHIBIT INDEX

Exhibit Number	Description
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRO GROUP HOLDINGS N.V.

Date:	August 13, 2024	By:	/s/ Quinn P. Fanning
Quinn P. Fanning
Chief Financial Officer
(Principal Financial Officer)