Form 10-Q
period 2024-09-30
EXPRO GROUP HOLDINGS N.V.
filed 2024-10-24
CIK 1575828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934

For the quarterly period ended September 30, 2024

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

As of October 17, 2024, there were 117,495,090 shares of common stock, €0.06 nominal value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Expro Group Holdings N.V.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenue	$422,828	$369,818	$1,275,959	$1,106,014
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization expense	(331,235)	(315,825)	(1,006,242)	(924,420)
General and administrative expense, excluding depreciation and amortization expense	(20,467)	(15,437)	(65,905)	(44,908)
Depreciation and amortization expense	(40,391)	(37,414)	(121,184)	(109,386)
Merger and integration expense	(1,437)	(817)	(12,387)	(4,332)
Severance and other expense	(3,181)	(1,897)	(8,007)	(5,487)
Total operating cost and expenses	(396,711)	(371,390)	(1,213,725)	(1,088,533)
Operating income (loss)	26,117	(1,572)	62,234	17,481
Other income (expense), net	262	(1,129)	1,081	(3,540)
Interest and finance expense, net	(3,895)	(373)	(10,713)	(1,688)
Income (loss) before taxes and equity in income of joint ventures	22,484	(3,074)	52,602	12,253
Equity in income of joint ventures	4,241	2,495	12,955	7,736
Income (loss) before income taxes	26,725	(579)	65,557	19,989
Income tax expense	(10,450)	(13,307)	(36,673)	(30,931)
Net income (loss)	$16,275	$(13,886)	$28,884	$(10,942)

Earnings (loss) per common share:
Basic	$0.14	$(0.13)	$0.25	$(0.10)
Diluted	$0.14	$(0.13)	$0.25	$(0.10)
Weighted average common shares outstanding:
Basic	117,467,994	108,777,429	113,887,885	108,764,599
Diluted	118,293,677	108,777,429	115,605,215	108,764,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$16,275	$(13,886)	$28,884	$(10,942)
Other comprehensive loss:
Amortization of prior service credit	(61)	(61)	(183)	(183)
Other comprehensive loss	(61)	(61)	(183)	(183)
Comprehensive income (loss)	$16,214	$(13,947)	$28,701	$(11,125)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2024	2023
Assets:
Current assets
Cash and cash equivalents	$165,663	$151,741
Restricted cash	1,322	1,425
Accounts receivable, net	532,469	469,119
Inventories	179,339	143,325
Income tax receivables	32,511	27,581
Other current assets	72,976	58,409
Total current assets	984,280	851,600

Property, plant and equipment, net	535,988	513,222
Investments in joint ventures	75,537	66,402
Intangible assets, net	308,453	239,716
Goodwill	343,885	247,687
Operating lease right-of-use assets	76,332	72,310
Non-current accounts receivable, net	8,008	9,768
Other non-current assets	11,137	12,302
Total assets	$2,343,620	$2,013,007

Liabilities and stockholders’ equity:
Current liabilities
Accounts payable and accrued liabilities	$326,647	$326,125
Income tax liabilities	52,830	45,084
Finance lease liabilities	2,282	1,967
Operating lease liabilities	17,990	17,531
Other current liabilities	97,699	98,144
Total current liabilities	497,448	488,851

Long-term borrowings	121,065	20,000
Deferred tax liabilities, net	47,196	22,706
Post-retirement benefits	5,675	10,445
Non-current finance lease liabilities	15,040	16,410
Non-current operating lease liabilities	59,528	54,976
Uncertain tax positions	69,471	59,544
Other non-current liabilities	44,868	44,202
Total liabilities	860,291	717,134

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, €0.06 nominal value, 200,000,000 shares authorized, 121,056,680 and 113,389,911 shares issued and 117,470,113 and 110,029,694 shares outstanding	8,486	8,062
Treasury stock (at cost) 3,586,567 and 3,360,217 shares	(69,104)	(64,697)
Additional paid-in capital	2,072,061	1,909,323
Accumulated other comprehensive income	22,135	22,318
Accumulated deficit	(550,249)	(579,133)
Total stockholders’ equity	1,483,329	1,295,873
Total liabilities and stockholders’ equity	$2,343,620	$2,013,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$28,884	$(10,942)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	121,184	109,386
Equity in income of joint ventures	(12,955)	(7,736)
Stock-based compensation expense	19,251	14,682
Elimination of unrealized (loss) gain on sales to joint ventures	(312)	3,520
Changes in fair value of contingent consideration	(5,761)	-
Deferred taxes	(1,126)	(8,066)
Unrealized foreign exchange losses	3,418	1,725
Changes in assets and liabilities:
Accounts receivable, net	(28,676)	3,193
Inventories	(15,367)	(587)
Other assets	(11,471)	(15,279)
Accounts payable and accrued liabilities	(19,617)	29,269
Other liabilities	(8,463)	(15,422)
Income taxes, net	3,375	4,481
Dividends received from joint ventures	4,132	2,754
Other	(4,418)	(5,450)
Net cash provided by operating activities	72,078	105,528

Cash flows from investing activities:
Capital expenditures	(99,158)	(84,623)
Payment for acquisition of business, net of cash acquired	(31,967)	(8,477)
Proceeds from settlement of contingent consideration	7,500	-
Proceeds from disposal of assets	2,900	2,013
Proceeds from sale / maturity of investments	-	288
Net cash used in investing activities	(120,725)	(90,799)

Cash flows from financing activities:
Release of collateral deposits, net	1,242	350
Proceeds from borrowings	117,269	50,000
Repayment of borrowings	(44,351)	-
Repurchase of common stock	-	(10,011)
Payment of withholding taxes on stock-based compensation plans	(3,269)	(2,436)
Repayment of financed insurance premium	(7,828)	(6,733)
Repayments of finance leases	(1,055)	(1,296)
Net cash provided by financing activities	62,008	29,874

Effect of exchange rate changes on cash and cash equivalents	458	(6,052)
Net increase to cash and cash equivalents and restricted cash	13,819	38,551
Cash and cash equivalents and restricted cash at beginning of period	153,166	218,460
Cash and cash equivalents and restricted cash at end of period	$166,985	$257,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Nine Months Ended September 30, 2023
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2023	108,744	$7,911	$(40,870)	$1,847,078	$27,549	$(555,773)	$1,285,895
Net loss	-	-	-	-	-	(6,351)	(6,351)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	4,171	-	-	4,171
Common shares issued upon vesting of share-based awards	582	32	-	566	-	-	598
Treasury shares withheld	(185)	-	(3,556)	-	-	-	(3,556)
Acquisition of common stock	(557)	-	(10,011)	-	-	-	(10,011)
Balance at March 31, 2023	108,584	$7,943	$(54,437)	$1,851,815	$27,488	$(562,124)	$1,270,685
Net income	-	-	-	-	-	9,295	9,295
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	5,577	-	-	5,577
Common shares issued upon vesting of share-based awards	113	6	-	(6)	-	-	-
Treasury shares refunded	7	-	119	-	-	-	119
Balance at June 30, 2023	108,704	$7,949	$(54,318)	$1,857,386	$27,427	$(552,829)	$1,285,615
Net loss	-	-	-	-	-	(13,886)	(13,886)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	4,934	-	-	4,934
Common shares issued upon vesting of share-based awards	122	7	-	630	-	-	637
Treasury shares withheld	(11)	-	(243)	-	-	-	(243)
Balance at September 30, 2023	108,815	$7,956	$(54,561)	$1,862,950	$27,366	$(566,715)	$1,276,996

	Nine Months Ended September 30, 2024
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2024	110,030	$8,062	$(64,697)	$1,909,323	$22,318	$(579,133)	$1,295,873
Net loss	-	-	-	-	-	(2,677)	(2,677)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	5,070	-	-	5,070
Common stock issued upon vesting of share-based awards	719	40	-	(40)	-	-	-
Treasury shares withheld	(212)	-	(4,095)	-	-	-	(4,095)
Balance at March 31, 2024	110,537	$8,102	$(68,792)	$1,914,353	$22,257	$(581,810)	$1,294,110
Net income	-	-	-	-	-	15,286	15,286
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	7,350	-	-	7,350
Common stock issued upon vesting of share-based awards	105	6	-	(6)	-	-	-
Treasury shares withheld	(12)	-	(256)	-	-	-	(256)
Coretrax Acquisition	6,750	373	-	142,392	-	-	142,765
Balance at June 30, 2024	117,380	$8,481	$(69,048)	$2,064,089	$22,196	$(566,524)	$1,459,194
Net income	-	-	-	-	-	16,275	16,275
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	6,832	-	-	6,832
Common stock issued upon vesting of share-based awards	92	5	-	1,140	-	-	1,145
Treasury shares withheld	(2)	-	(56)	-	-	-	(56)
Balance at September 30, 2024	117,470	$8,486	$(69,104)	$2,072,061	$22,135	$(550,249)	$1,483,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Business description

With roots dating to 1938, Expro Group Holdings N.V. (the “Company,” “Expro,” “we,” “our” or “us”) is a global provider of energy services with operations in approximately 60 countries. The Company’s broad portfolio of products and services provides solutions to enhance production and improve recovery across the well lifecycle, from exploration through abandonment.

On October 25, 2023, the Company’s Board of Directors (the “Board”) approved an extension to its stock repurchase program, pursuant to which the Company is authorized to acquire up to $100.0 million of its outstanding common stock from October 25, 2023 through November 24, 2024 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. The Company has made no repurchases under the Stock Repurchase Program during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company repurchased approximately 0.6 million shares at an average price of $17.99 per share, for a total cost of approximately $10.0 million.

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

In the opinion of management, these unaudited condensed consolidated financial statements, which are prepared in accordance with the rules of the SEC and U.S. GAAP for interim financial reporting, included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2024, the results of our operations for the nine months ended September 30, 2024 and 2023 and our cash flows for the nine months ended September 30, 2024 and 2023. Such adjustments are of a normal recurring nature. Operating results for the nine months ended  September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2024 or for any other period.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. ASU 2023-07 is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our disclosures.

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

The DeltaTek Acquisition is accounted for as a business combination and Expro has been identified as the acquirer for accounting purposes. As a result, the Company has, in accordance with ASC 805, Business Combinations, applied the acquisition method of accounting to account for DeltaTek’s assets acquired and liabilities assumed. Applying the acquisition method of accounting includes recording the identifiable assets acquired and liabilities assumed at their fair values and recording goodwill for the excess of the consideration transferred over the net aggregate fair value of the identifiable assets acquired and liabilities assumed.

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

The goodwill related to the DeltaTek Acquisition consists largely of the synergies and economies of scale expected from the technology providing more efficient services and expected future developments resulting from the assembled workforce. The goodwill is not subject to amortization but will be evaluated at least annually for impairment or more frequently if impairment indicators are present. Goodwill recorded in the DeltaTek Acquisition is not expected to be deductible for tax purposes.

PRT Offshore

On October 2, 2023 (the “PRT Closing Date”), Professional Rental Tools, LLC (“PRT” or “PRT Offshore”), was acquired (the “PRT Acquisition”) from PRT Partners, LLC by our wholly owned subsidiary, EPSH. The acquisition will enable Expro to expand its portfolio of cost-effective, technology-enabled services and solutions within the subsea well access sector in the North and Latin America region and is expected to accelerate the growth of PRT Offshore’s surface equipment offering in the Europe and Sub-Saharan Africa and Asia Pacific regions. The fair value of consideration for the PRT Acquisition was $90.8 million, including cash consideration of $21.6 million, net of cash received, equity consideration of $40.9 million, and contingent consideration of $13.2 million. As of December 31, 2023 we had accrued $1.5 million of the cash consideration related to standard holdback provisions. During the second quarter of 2024, we paid $0.6 million for the settlement of the true-up for working capital adjustments and the remaining amount will be settled during the fourth quarter of 2024.

The contingent consideration arrangement required the Company to pay the former owners of PRT additional consideration based on PRT’s financial performance during the four quarters following closing. The fair value of the contingent consideration arrangement of $13.2 million was estimated by applying the income approach and was reflected in “Other current liabilities” on the unaudited condensed consolidated balance sheets. That measure was based on significant inputs that are not observable in the market, referred to as Level 3 inputs in accordance with ASC 820. To the extent our estimates and assumptions changed during the measurement period and such changes were based on facts and circumstances that existed as of the PRT Closing Date, an adjustment to the contingent consideration liability was recorded with an offsetting adjustment to goodwill. To the extent our estimates and assumptions changed based on facts and circumstances subsequent to the PRT Closing Date or after the measurement period, an adjustment to the contingent consideration liability was recorded with an offsetting adjustment to earnings during the applicable period.

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

The following table sets forth the allocation of the PRT Acquisition consideration exchanged to the fair value of identifiable tangible and intangible assets acquired and liabilities assumed as of the PRT Closing Date, with the recording of goodwill for the excess of the consideration transferred over the net aggregate fair value of the identifiable assets acquired and liabilities assumed (in thousands):

	Initial allocation of the consideration	Measurement period adjustments	Final allocation of the consideration
Cash and cash equivalents	$15,086	$-	$15,086
Accounts receivables, net	15,195	-	15,195
Other current assets	986	-	986
Property, plant and equipment	52,278	(619)	51,659
Goodwill	18,556	917	19,473
Intangible assets	33,940	(86)	33,854
Operating lease right-of-use assets	1,242	-	1,242
Total assets	137,283	212	137,495

Accounts payable and accrued liabilities	8,621	-	8,621
Operating lease liabilities	505	-	505
Other current liabilities	1,811	406	2,217
Non-current operating lease liabilities	678	-	678
Long-term borrowings	34,701	-	34,701
Total liabilities	46,316	406	46,722

Fair value of net assets acquired	$90,967	$(194)	$90,773

The preliminary valuation of the assets acquired and liabilities assumed, including other liabilities, in the PRT Acquisition initially resulted in a goodwill of $18.6 million. During 2024, the Company finalized the valuation and recorded measurement period adjustments to its preliminary estimates due to additional information received primarily related to a customary purchase price adjustment. The measurement period adjustments resulted in an increase in goodwill of $0.9 million, for final total goodwill associated with the PRT Acquisition of $19.5 million.

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

The goodwill related to the PRT Acquisition consists largely of the synergies and economies of scale expected from the acquired customer relationships and contracts. The goodwill is not subject to amortization but will be evaluated at least annually for impairment or more frequently if impairment indicators are present.

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

We estimated the fair value of consideration for the Coretrax Acquisition to be $186.7 million, including cash consideration of $31.3 million, net of cash received, equity consideration of $142.8 million, and contingent consideration of $3.3 million, subject to a true-up for customary working capital adjustments.

The contingent consideration arrangement required the Company to pay the former owners of Coretrax additional consideration based on Expro’s stock price and foreign exchange rate movement during a period of up to 150 days following the Coretrax Closing Date. The fair value of the contingent consideration arrangement of $3.3 million was estimated based on a Monte Carlo valuation model which used the historic performance of Expro’s stock price and the GBP to USD exchange rate and was reflected in “Other current liabilities” on the unaudited condensed consolidated balance sheet. That measure was based on significant inputs that are not observable in the market, referred to as Level 3 inputs in accordance with ASC 820. To the extent our estimates and assumptions changed during the measurement period and such changes were based on facts and circumstances that existed as of the Coretrax Closing Date, an adjustment to the contingent consideration liability was recorded with an offsetting adjustment to goodwill. To the extent our estimates and assumptions changed based on facts and circumstances subsequent to the Coretrax Closing Date or after the measurement period, an adjustment to the contingent consideration liability was recorded with an offsetting adjustment to earnings during the applicable period.

In July 2024, the Company entered into a Deed of Amendment to the Stock Purchase Agreement with the sellers party thereto (the “Sellers”), pursuant to which, among other things, (i) all obligations relating to the true up payments and completion statement under the Stock Purchase Agreement were released and (ii) the escrow agent was instructed to (A) sell a sufficient number of escrow shares on behalf of the Sellers to generate proceeds of $8.0 million, (B) transfer such proceeds to the Company and (C) transfer the remaining escrow shares to the Sellers. Based on the final calculation of the contingent consideration arrangement, the Company recognized $7.5 million as the settlement of the contingent consideration arrangement and the remaining $0.5 million was a reduction to the consideration transferred related to customary working capital adjustments.

The Coretrax Acquisition is accounted for as a business combination and Expro has been identified as the acquirer for accounting purposes. As a result, the Company has in accordance with ASC 805, Business Combinations, applied the acquisition method of accounting to account for Coretrax’s assets acquired and liabilities assumed.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

	Initial allocation of the consideration	Measurement period adjustments	Allocation of the consideration as of September 30, 2024
Cash and cash equivalents	$9,315	$-	$9,315
Accounts receivables, net	31,414	-	31,414
Inventories	16,933	-	16,933
Other current assets	3,170	-	3,170
Property, plant and equipment	28,685	-	28,685
Goodwill	95,773	(491)	95,282
Intangible assets	101,650	-	101,650
Operating lease right-of-use assets	2,581	-	2,581
Total assets	289,521	(491)	289,030

Accounts payable and accrued liabilities	25,529	-	25,529
Operating lease liabilities	825	-	825
Current tax liabilities	1,300	-	1,300
Other current liabilities	11,098	-	11,098
Non-current tax liabilities	8,096	-	8,096
Deferred tax liabilities	25,616	-	25,616
Non-current operating lease liabilities	1,756	-	1,756
Long-term borrowings	28,147	-	28,147
Total liabilities	102,367	-	102,367

Fair value of net assets acquired	$187,154	$(491)	$186,663

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

The goodwill related to the Coretrax Acquisition consists largely of the synergies and economies of scale expected from the acquired technology and customer relationships and contracts. The goodwill is not subject to amortization but will be evaluated at least annually for impairment or more frequently if impairment indicators are present.

Revenue and earnings of the acquirees

The results of operations for the Coretrax Acquisition since the Coretrax Closing Date have been included in our unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2024. The amount of revenue of Coretrax included in the accompanying unaudited condensed consolidated statements of operations was approximately $33.1 million and $54.2 million for the three and nine months, respectively, ended September 30, 2024.

Supplemental pro forma financial information

The Company has determined the estimated unaudited pro forma financial information to be immaterial for the three months and nine months ended September 30, 2024 and 2023, assuming the DeltaTek Acquisition, PRT Acquisition and Coretrax Acquisition had been completed as of January 1, 2023. This is not necessarily indicative of the results that would have occurred had the DeltaTek Acquisition, PRT Acquisition and Coretrax Acquisition been completed on the respective dates indicated or of future operating results.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	Fair value measurements

Recurring Basis

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2024 and December 31, 2023, were as follows (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$8,008	$-	$8,008
Liabilities:
Contingent consideration		-	29,694	29,694
Borrowings	-	121,775	-	121,775
Finance lease liabilities	-	17,322	-	17,322

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$9,768	$-	$9,768
Liabilities:
Contingent consideration	-	-	24,705	24,705
Borrowings	-	20,701	-	20,701
Finance lease liabilities	-	18,377	-	18,377

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

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer, in deciding how to allocate resources and assess performance. Our CODM manages our operational segments that are aligned with our geographical regions as below:

•	North and Latin America (“NLA”),
•	Europe and Sub-Saharan Africa (“ESSA”),
•	Middle East and North Africa (“MENA”), and
•	Asia-Pacific (“APAC”).

The following table presents our revenue disaggregated by our operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NLA	$139,397	$105,252	$426,776	$366,310
ESSA	131,475	135,395	421,652	387,105
MENA	86,736	58,057	239,659	168,165
APAC	65,220	71,114	187,872	184,434
Total	$422,828	$369,818	$1,275,959	$1,106,014

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

The following table presents our Segment EBITDA disaggregated by our operating segments and a reconciliation to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NLA	$33,064	$19,967	$111,915	$88,544
ESSA	32,175	39,268	92,373	95,017
MENA	30,032	16,871	83,181	49,930
APAC	16,193	(4,286)	42,227	(3,532)
Total Segment EBITDA	111,464	71,820	329,696	229,959
Corporate costs	(30,669)	(24,070)	(95,605)	(73,961)
Equity in income of joint ventures	4,241	2,495	12,955	7,736
Depreciation and amortization expense	(40,391)	(37,414)	(121,184)	(109,386)
Merger and integration expense	(1,437)	(817)	(12,387)	(4,332)
Severance and other expense	(3,181)	(1,897)	(8,007)	(5,487)
Stock-based compensation expense	(6,831)	(4,934)	(19,251)	(14,682)
Foreign exchange loss	(2,838)	(4,260)	(11,028)	(4,630)
Other income (expense), net	262	(1,129)	1,081	(3,540)
Interest and finance expense, net	(3,895)	(373)	(10,713)	(1,688)
Income (loss) before income taxes	$26,725	$(579)	$65,557	$19,989

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

The following table sets forth the total amount of revenue by main area of capabilities as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Well construction	$159,268	$116,293	$427,775	$388,277
Well management	263,560	253,525	848,184	717,737
Total	$422,828	$369,818	$1,275,959	$1,106,014

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

Contract balances consisted of the following as of September 30, 2024, and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Trade receivable, net	$354,039	$222,591
Unbilled receivables (included within accounts receivable, net)	$169,656	$203,689
Contract assets (included within accounts receivable, net)	$16,782	$52,607
Deferred revenue (included within other liabilities)	$16,051	$27,206

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

The Company recognized revenue during the three and nine months ended September 30, 2024 of $0.4 million and $22.5 million, respectively, and for the three and nine months ended September 30, 2023 of $6.3 million and $48.6 million, respectively, out of the deferred revenue balance as of the beginning of the applicable period.

As of September 30, 2024, $14.9 million of our deferred revenue was classified as current and is included in “Other current liabilities” on the unaudited condensed consolidated balance sheets, with the remainder classified as non-current and included in “Other non-current liabilities” on the unaudited condensed consolidated balance sheets.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

Transaction price allocated to remaining performance obligations

Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. We have elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less and for our long-term contracts we have a right to consideration from customers in an amount that corresponds directly with the value to the customer of the performance completed to date. With respect to our long-term construction contracts, revenue allocated to remaining performance obligations is $0.3 million.

7.	Income taxes

For interim financial reporting, the annual tax rate is based on pre-tax income (loss) before equity in income of joint ventures. We have historically calculated the income tax expense/(benefit) during interim reporting periods by applying a full year estimated Annual Effective Tax Rate (“AETR”) to income (loss) before income taxes, excluding infrequent or unusual discrete items, for the reporting period. For the nine months ended September 30, 2024, we concluded, consistent with prior periods, that using an AETR would not provide a reliable estimate of income taxes due to the forecasting methodology used to project income (loss) before income taxes, resulting in significant changes in the estimated AETR. Thus, we concluded to use a discrete effective tax rate, which treats the year-to-date period as an annual period, to calculate income taxes for the nine months ended September 30, 2024.

Our effective tax rates were 46.5% and 69.7% for the three and nine months ended September 30, 2024, respectively, and were 432.9% and 252.4% for the three and nine months ended September 30, 2023, respectively.

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

The carrying value of our investment in joint ventures as of September 30, 2024, and December 31, 2023, was as follows (in thousands):

	September 30,	December 31,
	2024	2023
CETS	$71,789	$62,704
PVD-Expro	3,748	3,698
Total	$75,537	$66,402

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	Accounts receivable, net

Accounts receivable, net consisted of the following as of September 30, 2024, and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Accounts receivable	$559,746	$497,135
Less: Expected credit losses	(19,269)	(18,248)
Total	$540,477	$478,887

Current	532,469	469,119
Non – current	8,008	9,768
Total	$540,477	$478,887

10.	Inventories

Inventories consisted of the following as of September 30, 2024, and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Finished goods	$14,727	$25,854
Raw materials, equipment spares and consumables	145,013	99,011
Work-in-progress	19,599	18,460
Total	$179,339	$143,325

11.	Other assets and liabilities

Other assets consisted of the following as of September 30, 2024, and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Prepayments	$31,465	28,725
Value-added tax receivables	28,111	20,622
Collateral deposits	644	1,886
Deposits	9,420	8,912
Other	14,473	10,566
Total	$84,113	$70,711

Current	72,976	58,409
Non – current	11,137	12,302
Total	$84,113	$70,711

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

Other liabilities consisted of the following as of September 30, 2024, and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Deferred revenue	$16,051	$27,206
Other tax and social security	32,354	34,004
Provisions	45,885	38,576
Contingent consideration	29,694	24,705
Other	18,583	17,855
Total	$142,567	$142,346

Current	97,699	98,144
Non – current	44,868	44,202
Total	$142,567	$142,346

12.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2024, and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Accounts payable – trade	$133,077	$146,759
Accrued liabilities	140,486	112,521
Payroll, vacation and other employee benefits	40,386	43,924
Accruals for goods received not invoiced	12,698	22,921
Total	$326,647	$326,125

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

13.	Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of September 30, 2024, and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Cost:
Land	$22,176	$22,176
Land improvements	3,332	3,332
Buildings and lease hold improvements	103,469	100,404
Plant and equipment	1,075,994	971,178
	1,204,971	1,097,090
Less: accumulated depreciation	(668,983)	(583,868)
Total	$535,988	$513,222

The carrying amount of our property, plant and equipment recognized in respect of assets held under finance leases as of September 30, 2024 and December 31, 2023 and included in amounts above is as follows (in thousands):

	September 30,	December 31,
	2024	2023
Cost:
Buildings	$23,590	$23,859
Plant and equipment	462	589
	24,052	24,448
Less: accumulated amortization	(11,648)	(10,315)
Total	$12,404	$14,133

Depreciation expense relating to property, plant and equipment, including assets under finance leases, was $28.1 million and $86.0 million for the three and nine months ended September 30, 2024, and $27.9 million and $81.2 million for the three and nine months ended September 30, 2023, respectively.

During the nine months ended September 30, 2023 assets held for sale were sold for net proceeds $2.0 million.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

14.	Intangible assets, net

The following table summarizes our intangible assets comprising of Customer Relationships & Contracts (“CR&C”), Trademarks, Technology and Software as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024			December 31, 2023			September 30, 2024
	Gross carrying amount	Accumulated impairment and amortization	Net book value	Gross carrying amount	Accumulated impairment and amortization	Net book value	Weighted average remaining life (years)
CR&C	$302,605	$(158,111)	$144,494	$256,835	$(139,302)	$117,533	7.5
Trademarks	64,244	(39,903)	24,341	58,977	(36,578)	22,399	5.4
Technology	229,022	(92,010)	137,012	179,154	(82,266)	96,888	11.5
Software	18,257	(15,651)	2,606	15,248	(12,352)	2,896	0.3
Total	$614,128	$(305,675)	$308,453	$510,214	$(270,498)	$239,716	9.0

Amortization expense for intangible assets was $13.0 million and $35.2 million for the three and nine months ended September 30, 2024, and $9.6 million and $28.2 million for the three and nine months ended September 30, 2023, respectively.

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

The following table summarizes the intangible assets which were acquired pursuant to the DeltaTek Acquisition and the PRT Acquisition during 2023 (in thousands):

	Acquired Fair Value	Weighted average life (years)
DeltaTek:
CR&C	$2,571	6.0
Trademarks	257	5.0
Technology	8,237	15.0
Total	$11,065	12.7

PRT:
CR&C	$31,946	10.0
Trademarks	1,643	4.0
Technology	265	15.0
Total	$33,854	9.8

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

15.	Goodwill

Our reporting units are our operating segments which are NLA, ESSA, MENA and APAC.

The allocation of goodwill by operating segment as of September 30, 2024 and December 31, 2023 is as follows (in thousands):

	September 30,	December 31,
	2024	2023
NLA	$163,296	$139,512
ESSA	101,423	83,319
MENA	47,365	5,441
APAC	31,801	19,415
Total	$343,885	$247,687

The following table summarizes the goodwill by operating segment which were acquired pursuant to the Coretrax Acquisition in 2024 (in thousands):

Coretrax
NLA	$22,867
ESSA	18,104
MENA	41,924
APAC	12,387
Total	$95,282

The following table summarizes the goodwill by operating segment which were acquired pursuant to the DeltaTek Acquisition and the PRT Acquisition during 2023 (in thousands):

	DeltaTek	PRT
NLA	$2,445	$19,473
ESSA	3,261	-
MENA	1,223	-
APAC	1,222	-
Total	$8,151	$19,473

As of September 30, 2024, we did not identify any triggering events that would represent an indicator of impairment of our goodwill. Accordingly, no impairment charges related to goodwill have been recorded during the nine months ended September 30, 2024.

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

The Amended and Restated Facility Agreement retains various undertakings and affirmative and negative covenants (with certain agreed amendments) which limit, subject to certain customary exceptions and thresholds, the Company and its subsidiaries’ ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments, acquisitions, or loans and create or incur liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The Amended and Restated Facility Agreement amends certain of the financial covenants such that the Company is required to maintain (i) a minimum interest cover ratio of 4.0 to 1.0 based on the ratio of EBITDA to net finance charges and (ii) a maximum total net leverage ratio of 2.50 to 1.0 based on the ratio of total net debt to EBITDA, in each case tested quarterly on a last-twelve-months basis, subject to certain exceptions. We are in compliance with all our debt covenants as of  September 30, 2024.

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

As of  September 30, 2024, we had $121.1 million of borrowings outstanding under the Amended and Restated Facility Agreement. The effective interest rate on our outstanding borrowings was 7.6%. As of December 31, 2023, we had $20.0 million of borrowings outstanding. We utilized $49.1 million and $50.4 million of the Amended and Restated Facility as of  September 30, 2024 and December 31, 2023, respectively, for bonds and guarantees.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Commitments and contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. We entered into contractual commitments for the acquisition of property, plant and equipment totaling $43.0 million and $36.7 million as of  September 30, 2024 and December 31, 2023, respectively.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of September 30, 2024 and December 31, 2023. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

Other than discussed above, we had no other material legal accruals for loss contingencies, individually or in the aggregate, as of  September 30, 2024 and December 31, 2023.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

18.	Post-retirement benefits

Amounts recognized in the unaudited condensed consolidated statements of operations in respect of the defined benefit schemes were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of prior service credit	$61	$61	$183	$183
Interest cost	(1,585)	(1,571)	(4,763)	(4,655)
Expected return on plan assets	1,938	1,030	5,773	3,023
Total	$414	$(480)	$1,193	$(1,450)

The Company contributed $1.4 million and $4.0 million for the three and nine months ended September 30, 2024, and $1.3 million and $3.8 million for the three and nine months ended September 30, 2023, respectively, to defined benefit schemes.

Amortization of prior service credit, interest cost and expected return on plan assets have been recognized in “Other income, net” in the unaudited condensed consolidated statements of operations.

19.	Earnings (loss) per share

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

The calculation of basic and diluted earnings (loss) per share attributable to Company stockholders for the three and nine months ended September 30, 2024 and 2023, respectively, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$16,275	$(13,886)	$28,884	$(10,942)

Basic weighted average number of shares outstanding	117,468	108,777	113,888	108,765
Effect of dilutive securities:
Unvested restricted stock units	398	-	1,342	-
ESPP shares	8	-	6	-
Stock options	420	-	369	-
Diluted weighted average number of shares outstanding	118,294	108,777	115,605	108,765

Total basic earnings (loss) per share	$0.14	$(0.13)	$0.25	$(0.10)
Total diluted earnings (loss) per share	$0.14	$(0.13)	$0.25	$(0.10)

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

Our related parties consist primarily of CETS and PVD-Expro, the two companies in which we exert significant influence, and Mosing Holdings LLC and its affiliates (Mr. Erich Mosing served as a director until May 24, 2023). During the three and nine months ended September 30, 2024, we provided goods and services to related parties totaling $6.4 million and $12.7 million, respectively, and $2.2 million and $8.7 million, respectively, for the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2024 we received material goods and services from related parties totaling less than $0.1 million and $0.1 million, respectively, and none and $0.4 million, respectively, for the three and nine months ended September 30, 2023.

Additionally, we entered into various operating lease agreements to lease facilities with affiliated companies. Rent expense associated with our related party leases was $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively.

As of  September 30, 2024 and December 31, 2023 amounts receivable from related parties were $0.8 million and $2.7 million, respectively, and amounts payable to related parties were less than $0.1 million and $1.2 million, respectively.

As of September 30, 2024, $0.4 million of our operating lease right-of-use assets and $0.4 million of our lease liabilities were associated with related party leases. As of December 31, 2023, $0.6 million of our operating lease right-of-use assets and $0.6 million of our lease liabilities were associated with related party leases.

Tax Receivable Agreement

Mosing Holdings, LLC, a Delaware limited liability company (“Mosing Holdings”), converted all of its shares of Frank’s International N.V. (“Frank’s”) Series A convertible preferred stock into shares of Frank’s common stock on August 26, 2016, in connection with its delivery to Frank’s of all of its interests in Frank’s International C.V. (“FICV”) (the “Conversion”).

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

The Company recognized no stock-based compensation expense attributable to the Management Incentive Plan (“MIP”) stock options during the three and nine months ended September 30, 2024. The Company recognized expense of $0.2 million and $0.9 million attributable to the MIP stock options during the three and nine months ended September 30, 2023.

Stock-based compensation expense relating to the Long-Term Incentive Plan (“LTIP”), including restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) for the three and nine months ended September 30, 2024 was $6.6 million and $18.8 million. Stock-based compensation expense relating to LTIP RSUs and PRSUs for the three and nine months ended September 30, 2023 was $4.7 million and $13.5 million.

During the nine months ended September 30, 2024, 1,190,827 RSUs and 308,412 PRSUs were granted to employees and directors at a weighted average grant date fair value of $19.73 per RSU and $26.00 per PRSU.

During the three and nine months ended September 30, 2024 we recognized $0.2 million and $0.5 million of compensation expense related to stock purchased under the ESPP and its sub-plans. The Company recognized ESPP expense for the three and nine months ended September 30, 2023 of $0.1 million and $0.3 million.

22.	Supplemental cash flow

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$34,091	$34,722
Cash paid for interest, net	$8,070	$1,456
Change in accounts payable and accrued expenses related to capital expenditures	$9,545	$1,432

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

Overview of Business

Working for clients across the entire well life cycle, we are a leading provider of energy services, offering cost-effective, innovative solutions and what we consider to be best-in-class safety and service quality. With roots dating to 1938, we have more than 8,500 employees and provide services and solutions to leading exploration and production companies in both onshore and offshore environments in approximately 60 countries. The Company’s extensive portfolio of capabilities spans well construction, well flow management, subsea well access, and well intervention and integrity solutions.

Well Construction

•

Our well construction products and services support customers’ new wellbore drilling, wellbore completion and recompletion, and wellbore plug and abandonment requirements. In particular, we offer advanced technology solutions in tubular running services, tubular products, cementing, drilling and wellbore cleanup. With a focus on innovation, we are continuing to advance the way wells are constructed by optimizing process efficiency on the rig floor, developing new methods to handle and install tubulars, and mitigating well integrity risks. We believe we are a market leader in deepwater tubular running services and solutions. In recent years, we have added a range of lower-risk, open water cementing solutions, including the proprietary SeaCure® and QuikCure® solutions. We also offer a range of performance drilling tools designed to mitigate risk and optimize drilling efficiency, including proprietary downhole circulation tools and hydraulic pipe recovery systems.

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

Commodity Prices and Market Conditions

Commodity Prices

Average daily oil demand in the third quarter of 2024 exceeded the average daily demand levels in the third quarter of 2023, as well as the full year average for 2023, with liquid demand expected to grow by 0.9 million b/d in 2024 over 2023. Brent crude oil prices have been declining over the third quarter, from an average of $85/bbl in July decreasing to an average of $74/bbl in September. The Brent price decline has largely been due to concerns over global oil demand growth outweighing declines in oil inventories and the expected timing of production increases by the Organization of Petroleum Exporting Countries and certain other oil producing nations (“OPEC+”).

Market Conditions

We have recently seen continued strength in investments and activity despite some uncertainty and volatility in oil markets. Escalations in the Middle East conflicts have yet to have significant impact on the market but provide a degree of uncertainty in forecasts. There are a number of market factors that have had, and may continue to have, an effect on our business, including:

•	The market for energy services and our business are substantially dependent on the price of oil and, to a lesser extent, the regional price of gas, which are both driven by market supply and demand. Changes in oil and gas prices impact customer willingness to spend on exploration and appraisal, development, production, and abandonment activities. The extent of the impact of a change in oil and gas prices on these activities varies extensively between geographic regions, types of customers, types of activities and the financial returns of individual projects.
•	Activity related to gas and liquified natural gas (“LNG”) production (and associated asset development) continues to grow within our ESSA and MENA regions in support of Europe’s ongoing drive to diversify away from its reliance on Russian pipeline gas supplies over the long term. More broadly, the energy security and transition imperatives of policymakers in the U.S. and Europe continue to result in increased investment in global gas development.
•	International, offshore and deepwater activity continued to strengthen throughout 2024 as operator upstream investments increased to a level above 2015 levels. We also experienced an increased demand for services related to brownfield and production enhancement and infield development programs as operators strived to maximize their previous investments and maintain production with a lower carbon footprint. In addition, we have seen an increase in demand for production optimization technologies, especially in support of gas and LNG developments
•	The clean energy transition continues to gain momentum. We believe however that hydrocarbons, and natural gas in particular, will continue to play a vital role in the transition towards more sustainable energy resources and that existing expertise and future innovation within the energy services sector, both to reduce emissions and enhance efficiency, will be critical. We are already active in the early-stage carbon capture and storage segment and have expertise and established operations within the geothermal and flare reduction segments. We continue to develop technologies to enhance the sustainability of our customers’ operations which, along with our digital transformation initiatives, are expected to enable us to continue to support our customers’ commercial and environmental initiatives. As the industry changes, we continue to evolve our approach to assist and enable our customers to develop more sustainable energy solutions.

Outlook

Global liquids demand increased in the third quarter of 2024 compared to the previous quarter and average year-on-year consumption is expected to continue to grow in 2024. Despite this, concerns regarding demand growth outweighed oil inventory draws and potential OPEC+ production increases led to a decline in prices over the third quarter. However, after recent escalations in Middle East conflicts, the Brent spot price rose, with the potential for supply disruptions from the region likely to result in continued uncertainty and volatility, at least for the medium term.

The U.S. Energy Information Administration (“EIA”) forecasts global liquid fuels consumption will average 103.1 million b/d in 2024, increasing by 0.9 million b/d over 2023. Global liquids demand is then expected to grow by a further 1.3 million b/d to an average of 104.4 million b/d in 2025. Expected growth in global liquids demand is mainly driven by non-OECD countries where liquid fuels consumption is forecast to increase by 1.0 million b/d in 2024 and 1.2 million b/d in 2025, in contrast to OECD countries, which is forecasted to decrease by 0.1 million b/d in 2024 before increasing by a similar amount in 2025.

The EIA predicts that global liquids production will average 102.5 million b/d in 2024, up by 0.5 million b/d from 2023, and will average 104.5 million b/d in 2025, a further growth of 2.0 million b/d over 2024. Production growth outside of OPEC+ is expected to remain strong over the forecast period and as a result, the EIA anticipates that OPEC+ producers will likely keep production at levels that are lower than their recently announced targets for the remainder of 2024 and into next year. In addition to voluntary cuts to OPEC+ production, force majeure events in Libya in August and September reduced oil production, further limiting 2024 supply growth. By the middle of 2025, oil production growth is expected to accelerate as OPEC+ modestly increases its production and further growth comes from the United States, Guyana, Brazil and Canada. However, there is a risk OPEC+ utilizes spare capacity to materially increase production in an attempt to regain market share, posing downside risk to prices.

Oil prices declined in the third quarter of 2024 as concerns over global oil demand growth, particularly from China, outweighed declines in oil inventories and the OPEC+ decision to delay production increases by two months until December 2024. However, since the end of the third quarter, increased tensions in the Middle East have led to a rise in the Brent spot price with the potential for further escalation injecting significant uncertainty and volatility into oil markets. As no supplies have been affected by increased military action at the time of the EIA forecast, and the EIA’s assessment that significant crude oil production capacity is available, the conflicts have not affected the EIA’s price estimates. OPEC+ production cuts continue to result in less oil being produced globally than is being consumed, and oil is therefore being withdrawn from inventories. As a result, the EIA forecasts that oil prices will increase to an average of $76/bbl in the fourth quarter and will average $81/bbl overall for 2024. As production growth is forecast to increase by the middle of 2025, it is expected to gradually outweigh global oil demand growth, leading to an estimated decline in oil prices to an average of $78/bbl for 2025. As a general matter, if customers have confidence that oil prices will remain above $65/bbl to $70/bbl, we believe the outlook for our business is stable to positive.

In addition to a still constructive medium term liquids market outlook, international natural gas prices are also expected to remain supportive of continued activity.

In the US, Henry Hub natural gas prices averaged $2.11/MMBtu in the third quarter, driven by balanced supply and demand and storage levels generally consistent with historical averages. The EIA forecasts Henry Hub prices will rise to an average of nearly $2.81 per million British thermal unit (“MMBtu”) in the fourth quarter due to the potential for stronger winter demand. Henry Hub is expected to trade at an average of $3.06/MMBtu in 2025, which assumes an increase in LNG exports from continued international demand while U.S. domestic consumption and production remain relatively flat. Rystad Energy forecasts that prices at the European Title Transfer Facility and Northeast Asian LNG spot markets will average $10.50/MMBtu and $11.50/MMBtu, respectively in 2024, and $10.20/MMBtu and $11.20/MMBtu, respectively in 2025. These price forecasts are primarily supported by Asian demand recovery, driven by China and India, normal seasonal demand, and the sustained status quo for Russian-Ukraine gas flows into Europe.

Consequently, the market outlook for the remainder of 2024 and into 2025 shows commodity prices driving continued expenditures on exploration and production, with near 2015 levels of upstream investment expected. With operators focused on long cycle development to meet expected demand, investment increases are expected in the deepwater and offshore shelf segments with support from large projects in NLA driven by Guyana, Brazil, USA and Mexico, as well as Saudi and the UAE in the Middle East, Norway and China.

In sum, we forecast demand for our services and solutions will continue to grow in 2025 and beyond.

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

Executive Overview

Three months ended September 30, 2024, compared to three months ended June 30, 2024

Certain highlights of our financial results and other key developments include:

•

Revenue for the three months ended September 30, 2024, decreased by $46.8 million, or 10.0%, to $422.8 million, compared to $469.6 million for the three months ended June 30, 2024. Consistent with expectations, the decrease in revenue was a result of lower activity in the NLA and ESSA segments, offset by modestly higher activity in MENA and APAC. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.” Third and second quarter operating results respectively include $33.1 million and $21.1 million of revenue attributable to Coretrax.

•

We reported net income for the three months ended September 30, 2024, of $16.3 million, an increase of $1.0 million, or 6.4%, as compared to net income of $15.3 million for the three months ended June 30, 2024. Net income margin was 3.8% for the three months ended September 30, 2024 compared to 3.3% for the three months ended June 30, 2024. The increase primarily reflected lower merger and integration expense of $7.4 million, lower income tax expense of $3.5 million, lower foreign exchange loss of $2.6 million, and higher severance and other expense of $3.4 million offset by lower Adjusted EBITDA of $9.5 million.

•

Adjusted EBITDA for the three months ended September 30, 2024, decreased by $9.5 million, or 10.1%, to $85.0 million from $94.6 million for the three months ended June 30, 2024. Adjusted EBITDA margin was flat at 20.1% for both the three months ended September 30, 2024 and June 30, 2024. The decrease in Adjusted EBITDA is primarily attributable to lower well flow management activity related to changes in our customers' drilling and completion programs in Mexico, and lower activity and a change in product mix in the Gulf of Mexico. Additionally, the results for the three months ended September 30, 2024 and June 30, 2024 include losses on our Congo production solutions project of $7.3 million and $11.6 million, respectively, pending the resolution of several variation orders. The steady Adjusted EBITDA margin reflects a generally consistent activity mix across all operating segments.

•	Net cash provided by operating activities for the three months ended September 30, 2024, was $55.3 million, as compared to net cash provided by operating activities of $13.2 million for the three months ended June 30, 2024, primarily driven by a decrease in working capital.

Nine months ended September 30, 2024, compared to nine months ended September 30, 2023

Certain highlights of our financial results and other key developments include:

•

Revenue for the nine months ended September 30, 2024, increased by $169.9 million, or 15.4%, to $1,276.0 million, compared to $1,106.0 million for the nine months ended September 30, 2023. The increase in revenue was driven by higher activity across all segments, in particular in NLA, ESSA and MENA segments. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•

We reported net income for the nine months ended September 30, 2024, of $28.9 million, as compared to a net loss of $10.9 million for the nine months ended September 30, 2023. Net income margin was 2.3% for the nine months ended September 30, 2024 compared to (1.0)% for the nine months ended September 30, 2023. The increase primarily reflected higher Adjusted EBITDA (which was up $83.3 million), supplemented by higher other income (expense) of $4.6 million. The increase is partially offset by higher depreciation and amortization expense of $11.8 million; higher income tax expense of $5.7 million; higher foreign exchange loss of $6.4 million; higher merger and integration expense of $8.1 million, which includes professional costs incurred in connection with the Coretrax Acquisition; higher interest and finance expense of $9.0 million; higher stock-based compensation expense of $4.6 million; and higher severance and other expense of $2.5 million.

•

Adjusted EBITDA for the nine months ended September 30, 2024, increased by $83.3 million, or 50.9%, to $247.0 million from $163.7 million for the nine months ended September 30, 2023. Adjusted EBITDA margin increased to 19.4% during the nine months ended September 30, 2024, as compared to 14.8% during the nine months ended September 30, 2023. The increase in Adjusted EBITDA and Adjusted EBITDA margin is primarily attributable the non-repeat of unrecoverable LWI-related costs in APAC of $31.6 million. The remaining increase in Adjusted EBITDA and Adjusted EBITDA margin was due to the acquisitions of PRT and Coretrax which contributed to overall higher revenue and an improved activity mix, partially offset by losses on our Congo production solutions project.

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

•	Net cash provided by operating activities was $72.1 million during the nine months ended September 30, 2024 as compared to $105.5 million during the nine months ended September 30, 2023. The decrease in net cash provided by operating activities of $33.5 million for the nine months ended September 30, 2024, was primarily driven by an increase in working capital, a decrease in earnings from joint ventures, and an increase in cash paid for merger and integration expenses and for severance and other expenses, partially offset by an increase in Adjusted EBITDA.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the three and nine months presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Net income (loss)	$16,275	$15,286	$28,884	$(10,942)

Income tax expense	$10,450	$13,935	$36,673	$30,931
Depreciation and amortization expense	40,391	40,647	121,184	109,386
Severance and other expense (income)	3,181	(236)	8,007	5,487
Merger and integration expense	1,437	8,789	12,387	4,332
Other (income) expense, net (1)	(262)	(334)	(1,081)	3,540
Stock-based compensation expense	6,831	7,350	19,251	14,682
Foreign exchange loss	2,838	5,447	11,028	4,630
Interest and finance expense, net	3,895	3,666	10,713	1,688
Adjusted EBITDA	$85,036	$94,550	$247,046	$163,734

Net income (loss) margin	3.8%	3.3%	2.3%	(1.0)%

Adjusted EBITDA margin	20.1%	20.1%	19.4%	14.8%

(1)	Other income (expense), net, is comprised of immaterial, unusual or infrequently occurring transactions which, in management’s view, do not provide useful measures of the underlying operating performance of the business.

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

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the three months ended September 30, 2024 and June 30, 2024 (in thousands):

	Three Months Ended		Percentage
	September 30, 2024	June 30, 2024	September 30, 2024	June 30, 2024
NLA	$139,397	$156,990	33.0%	33.4%
ESSA	131,475	168,431	31.1%	35.9%
MENA	86,736	81,429	20.5%	17.3%
APAC	65,220	62,792	15.4%	13.4%
Total Revenue	$422,828	$469,642	100.0%	100.0%

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the nine months ended September 30, 2024 and September 30, 2023 (in thousands):

	Nine Months Ended		Percentage
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
NLA	$426,776	$366,310	33.4%	33.1%
ESSA	421,652	387,105	33.0%	35.0%
MENA	239,659	168,165	18.8%	15.2%
APAC	187,872	184,434	14.8%	16.7%
Total Revenue	$1,275,959	$1,106,014	100.0%	100.0%

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to income before income taxes for the three months ended September 30, 2024 and June 30, 2024 (in thousands):

	Three Months Ended		Segment EBITDA Margin
	September 30, 2024	June 30, 2024	September 30, 2024	June 30, 2024
NLA	$33,064	$44,474	23.7%	28.3%
ESSA	32,175	34,997	24.5%	20.8%
MENA	30,032	28,611	34.6%	35.1%
APAC	16,193	15,248	24.8%	24.3%
Total Segment EBITDA	111,464	123,330
Corporate costs (1)	(30,669)	(33,636)
Equity in income of joint ventures	4,241	4,856
Depreciation and amortization expense	(40,391)	(40,647)
Merger and integration expense	(1,437)	(8,789)
Severance and other (expense) income	(3,181)	236
Stock-based compensation expense	(6,831)	(7,350)
Foreign exchange loss	(2,838)	(5,447)
Other income, net	262	334
Interest and finance expense, net	(3,895)	(3,666)
Income before income taxes	$26,725	$29,221

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to income before income taxes for the nine months ended September 30, 2024 and September 30, 2023 (in thousands):

	Nine Months Ended		Segment EBITDA Margin
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
NLA	$111,915	$88,544	26.2%	24.2%
ESSA	92,373	95,017	21.9%	24.5%
MENA	83,181	49,930	34.7%	29.7%
APAC	42,227	(3,532)	22.5%	(1.9)%
Total Segment EBITDA	329,696	229,959
Corporate costs (1)	(95,605)	(73,961)
Equity in income of joint ventures	12,955	7,736
Depreciation and amortization expense	(121,184)	(109,386)
Merger and integration expense	(12,387)	(4,332)
Severance and other expense	(8,007)	(5,487)
Stock-based compensation expense	(19,251)	(14,682)
Foreign exchange loss	(11,028)	(4,630)
Other income (expense), net	1,081	(3,540)
Interest and finance expense, net	(10,713)	(1,688)
Income before income taxes	$65,557	$19,989

(1)	Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

Three months ended September 30, 2024 compared to three months ended June 30, 2024

NLA

Revenue for the NLA segment was $139.4 million for the three months ended September 30, 2024, a decrease of $17.6 million, or 11.2%, compared to $157.0 million for the three months ended June 30, 2024. The decrease was primarily due to lower revenue from well flow management, well construction and subsea well access activity in the Gulf of Mexico and Mexico, and lower well intervention and integrity activity in Argentina, partially offset by higher well flow management revenue in Argentina. NLA revenue included $6.1 million and $4.6 million of revenue in the third and second quarter, respectively, as a result of the Coretrax Acquisition.

Segment EBITDA for the NLA segment was $33.1 million, or 23.7% of revenues, during the three months ended September 30, 2024, a decrease of $11.4 million, or 25.7%, compared to $44.5 million, or 28.3%, of revenues during the three months ended June 30, 2024. The decrease in Segment EBITDA and Segment EBITDA margin was primarily attributable to lower well flow management activity related to a change in our customers' drilling and completions programs in Mexico, and lower activity and a less favorable activity mix in the Gulf of Mexico during the three months ended September 30, 2024.

ESSA

Revenue for the ESSA segment was $131.5 million for the three months ended September 30, 2024, a decrease of $37.0 million, or 21.9%, compared to $168.4 million for the three months ended June 30, 2024. The decrease in revenues was primarily driven by an expected decrease in subsea well access revenue in Angola due to project timing and lower well flow management revenue in Congo, partially offset by increased well flow management and well construction activity in the United Kingdom. ESSA revenue included $6.8 million and $3.8 million of revenue in the third and second quarter, respectively, as a result of the Coretrax Acquisition.

Segment EBITDA for the ESSA segment was $32.2 million, or 24.5% of revenues, for the three months ended September 30, 2024, a decrease of $2.8 million, or 8.1%, compared to $35.0 million, or 20.8% of revenues, for the three months ended June 30, 2024. The decrease in Segment EBITDA and Segment EBITDA margin was attributable to the above referenced decrease of subsea well access activity in Angola, partially offset by lower losses on our Congo production solutions project during the three months ended September 30, 2024 as compared to the three months ended June 30, 2024. For both the third and second quarters, we recognized losses on the Congo production solutions project pending resolution of several variation orders.

MENA

Revenue for the MENA segment was $86.7 million for the three months ended September 30, 2024, an increase of $5.3 million, or 6.5%, compared to $81.4 million for the three months ended June 30, 2024. The increase in revenue was driven by three months of Coretrax revenue in the third quarter compared to two months in the second quarter, partially offset by a modest decrease in revenue across other product lines. MENA revenue in the third and second quarter included $16.1 million and $10.4 million of Coretrax revenue, respectively.

Segment EBITDA for the MENA segment was $30.0 million, or 34.6% of revenues, for the three months ended September 30, 2024, an increase of $1.4 million, or 5.0%, compared to $28.6 million, or 35.1% of revenues, for the three months ended June 30, 2024. The increase in Segment EBITDA and Segment EBITDA margin was primarily due to increased activity on higher-margin projects and more favorable activity mix during the three months ended September 30, 2024, including impacts of the Coretrax Acquisition.

APAC

Revenue for the APAC segment was $65.2 million for the three months ended September 30, 2024, an increase of $2.4 million, or 3.9%, compared to $62.8 million for the three months ended June 30, 2024. The increase in revenue was primarily due to increased well flow management activity in Thailand, higher subsea well access activity in Australia and increased Coretrax revenue, partially offset by lower subsea well access activity in China and lower well flow management and well intervention and integrity activity in Australia. APAC revenue included $4.1 million and $2.2 million of Coretrax revenue in the third and second quarter, respectively.

Segment EBITDA for the APAC segment was $16.2 million, or 24.8% of revenues, for the three months ended September 30, 2024, an increase of $0.9 million compared to $15.2 million, or 24.3% of revenues, for the three months ended June 30, 2024. The increase in Segment EBITDA is attributable primarily due to the impact of the Coretrax Acquisition.

Merger and integration expense

Merger and integration expense for the three months ended September 30, 2024, decreased by $7.4 million, to $1.4 million as compared to $8.8 million for the three months ended June 30, 2024. The decrease was primarily attributable to professional costs incurred in connection with the Coretrax Acquisition during the three months ended June 30, 2024 that did not repeat in the third quarter.

Severance and other expense

Severance and other expense was $3.2 million for the three months ended September 30, 2024 as compared to severance and other income of $0.2 million for the three months ended June 30, 2024. The increase in severance and other expense was primarily attributable to a valuation adjustment of contingent consideration and the recognition of restructuring costs.

Foreign exchange loss

Foreign exchange loss for the three months ended September 30, 2024 decreased by $2.6 million, or 47.9%, to $2.8 million as compared to $5.4 million for the three months ended June 30, 2024. The decrease was primarily due to favorable changes in various exchange rates, including the Brazilian Real and the Nigerian Naira.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

NLA

Revenue for the NLA segment was $426.8 million for the nine months ended September 30, 2024, an increase of $60.5 million, or 16.5%, compared to $366.3 million for the nine months ended September 30, 2023. The increase was primarily due to increases in subsea well access revenue in the United States, driven by revenue related to the PRT Acquisition and Coretrax Acquisition, well flow management activity in Mexico, well intervention and integrity revenue in South America. These were partially offset by lower well construction revenue in the United States, Mexico, and Guyana.

Segment EBITDA for the NLA segment was $111.9 million, or 26.2% of revenues, during the nine months ended September 30, 2024, an increase of $23.4 million, or 26.4%, compared to $88.5 million, or 24.2%, of revenues during the nine months ended September 30, 2023. The increase in Segment EBITDA and Segment EBITDA margin was primarily attributable the impacts of the PRT Acquisition and the Coretrax Acquisition during the nine months ended September 30, 2024.

ESSA

Revenue for the ESSA segment was $421.7 million for the nine months ended September 30, 2024, an increase of $34.5 million, or 8.9%, compared to $387.1 million for the nine months ended September 30, 2023. The increase in revenues was primarily driven by increased subsea well access activity in Angola, and supplemented by higher well flow management revenue in the U.K., Norway and Denmark, and additional revenue as a result of the Coretrax Acquisition, partially offset by lower well flow management revenue in Congo.

Segment EBITDA for the ESSA segment was $92.4 million, or 21.9% of revenues, for the nine months ended September 30, 2024, a decrease of $2.6 million, or 2.8%, compared to $95.0 million, or 24.5% of revenues, for the nine months ended September 30, 2023. The decrease in Segment EBITDA and Segment EBITDA margin was primarily attributable to a decrease in margins in our Congo project, partially offset by increased subsea well access activity in Angola, increased well flow management activity in the U.K. and Norway, and impacts of the Coretrax Acquisition during the nine months ended September 30, 2024.

MENA

Revenue for the MENA segment was $239.7 million for the nine months ended September 30, 2024, an increase of $71.5 million, or 42.5%, compared to $168.2 million for the nine months ended September 30, 2023. The increase in revenue was driven by higher well flow management activity in Saudi Arabia and Algeria, higher well construction revenue in United Arab Emirates, Egypt and Oman, and additional revenue as a result of the Coretrax Acquisition.

Segment EBITDA for the MENA segment was $83.2 million, or 34.7% of revenues, for the nine months ended September 30, 2024, an increase of $33.3 million, or 66.6%, compared to $49.9 million, or 29.7% of revenues, for the nine months ended September 30, 2023. The increase in Segment EBITDA and Segment EBITDA margin was primarily due to increased activity on higher-margin projects and more favorable activity mix during the nine months ended September 30, 2024, including the impact of the Coretrax Acquisition.

APAC

Revenue for the APAC segment was $187.9 million for the nine months ended September 30, 2024, an increase of $3.4 million, or 1.9%, compared to $184.4 million for the nine months ended September 30, 2023. The increase in revenue was primarily due to increased well construction activity in Indonesia, Australia and China, well intervention and integrity revenue in Brunei, and additional revenue as a result of the Coretrax Acquisition. This was partially offset by lower subsea well access activity in Australia.

Segment EBITDA for the APAC segment was $42.2 million, or 22.5% of revenues, for the nine months ended September 30, 2024, an increase of $45.8 million compared to a loss of ($3.5) million, or (1.9)% of revenues, for the nine months ended September 30, 2023. The increase in Segment EBITDA is largely attributable to $31.6 million of unrecoverable LWI-related costs recognized during the nine months ended September 30, 2023 that did not repeat in 2024.

Corporate costs

Corporate costs for the nine months ended September 30, 2024 increased by $21.6 million, or 29.3%, to $95.6 million as compared to $74.0 million for the nine months ended September 30, 2023. The increase in the corporate costs was due to higher research and development costs, higher corporate headcount, and Coretrax-related corporate costs. The remaining increase was generally proportional with increases in activity and revenue year over year.

Depreciation and amortization expense

Depreciation and amortization expense for the nine months ended September 30, 2024 increased by $11.8 million, or 10.8%, to $121.2 million as compared to $109.4 million for the nine months ended September 30, 2023. The increase was generally proportional to the increase in property plant and equipment year over year, including impacts of the Coretrax Acquisition.

Merger and integration expense

Merger and integration expense for the nine months ended September 30, 2024 increased by $8.1 million, or 185.9%, to $12.4 million as compared to $4.3 million for the nine months ended September 30, 2023. The increase is attributable to the acquisition of Coretrax and ongoing integration expenses for the DeltaTek and PRT acquisitions in the first nine months of 2024 as compared to the first nine months of 2023.

Foreign exchange loss

Foreign exchange loss for the nine months ended September 30, 2024 increased by $6.4 million to $11.0 million as compared to $4.6 million for the nine months ended September 30, 2023. The change was primarily due to unfavorable changes in various exchange rates, including the Argentine Peso, and higher activity in jurisdictions with local currencies that depreciated relative to the U.S. dollar.

Interest and finance expense, net

Interest and finance expense, net for the nine months ended September 30, 2024 increased by $9.0 million, or 534.7%, to $10.7 million as compared to $1.7 million for the nine months ended September 30, 2023. The increase is consistent with the higher balance of debt outstanding at the end of the third quarter of 2024, primarily reflecting borrowings related to the PRT Acquisition and Coretrax Acquisition, as compared to the end of the third quarter of 2023.

Liquidity and Capital Resources

Liquidity

Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. As of September 30, 2024, total available liquidity was $302.6 million, including cash and cash equivalents and restricted cash of $167.0 million and $135.6 million available for borrowings under our Amended and Restated Facility Agreement. Expro believes these amounts, along with cash generated by ongoing operations, will be sufficient to meet future business requirements for the next 12 months and beyond. Our primary sources of liquidity have been cash flows from operations. Our primary uses of capital have been for capital expenditures, acquisitions and repurchase of company stock. We monitor potential capital sources, including equity and debt financing, in order to meet our investment and liquidity requirements.

Our total capital expenditures are estimated to range between $30.0 million and $40.0 million for the remaining three months of 2024. Our total capital expenditures were $99.2 million for the nine months ended September 30, 2024, of which approximately 90% were used for the purchase and manufacture of equipment to directly support customer-related activities and approximately 10% for other property, plant and equipment, inclusive of software costs. We continue to focus on preserving and protecting our strong balance sheet, optimizing utilization of our existing assets and, where practical, limiting new capital expenditures.

On October 25, 2023, the Company’s Board of Directors (the “Board”) approved an extension to its stock repurchase program, pursuant to which the Company is authorized to acquire up to $100.0 million of its outstanding common stock from October 25, 2023 through November 24, 2024 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. The Company has made no repurchases under the Stock Repurchase Plan during the nine months ended September 30, 2024.

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

Cash flow from operating, investing and financing activities

Cash flows from our operations, investing and financing activities are summarized below (in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Net cash provided by operating activities	$72,078	$105,528
Net cash used in investing activities	(120,725)	(90,799)
Net cash provided by financing activities	62,008	29,874
Effect of exchange rate changes on cash activities	458	(6,052)
Net increase to cash and cash equivalents and restricted cash	$13,819	$38,551

Analysis of cash flow changes between the nine months ended September 30, 2024 and September 30, 2023

Net cash provided by operating activities

Net cash provided by operating activities was $72.1 million during the nine months ended September 30, 2024 as compared to $105.5 million during the nine months ended September 30, 2023. The decrease in net cash provided by operating activities of $33.5 million for the nine months ended September 30, 2024, was primarily driven by an increase in working capital, a decrease in earnings from joint ventures, and an increase in cash paid for merger and integration expenses and for severance and other expenses, partially offset by an increase in Adjusted EBITDA.

Net cash used in investing activities

Net cash used in investing activities was $120.7 million during the nine months ended September 30, 2024, as compared to $90.8 million during the nine months ended September 30, 2023, an increase of $29.9 million. Our principal recurring investing activity is our capital expenditures. The increase in net cash used in investing activities was primarily due to the payment of net cash of $32.0 million for business acquisitions during the nine months ended September 30, 2024, as compared to the payment of $8.4 million for business acquisitions during the nine months ended September 30 2023. During the nine months ended September 30, 2024, capital expenditures were $14.5 million higher compared to the nine months ended September 30, 2023. The increases to cash used in investing activities was partially offset by proceeds of $7.5 million from the settlement of contingent consideration related to the Coretrax Acquisition during the nine months ended September 30, 2024.

Net cash provided by financing activities

Net cash provided by financing activities was $62.0 million during the nine months ended September 30, 2024, as compared to $29.9 million during the nine months ended September 30, 2023. The increase of $32.1 million in net cash provided by financing activities is primarily due to the net proceeds received from borrowings of $22.9 million and the non-repeat of repurchases of common stock totaling $10.0 million during the nine months ended September 30, 2024.

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

These forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “plan,” “intend,” “potential,” “predict,” “project,” “may,” “outlook,” or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	continuing uncertainty relating to global crude oil demand and crude oil prices that correspondingly may lead to further significant reductions in domestic oil and gas activity, which in turn could result in further significant declines in demand for our products and services;
•	uncertainty regarding the timing, pace and extent of an economic recovery, or economic slowdown or recession, in the U.S. and other countries, which in turn will likely affect demand for crude oil and therefore the demand for the products and services we provide and the commercial opportunities available to us;
•	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations;
•	unique risks associated with our offshore operations (including the ability to recover, and to the extent necessary, service and/or economically repair any equipment located on the seabed);
•	political, economic and regulatory uncertainties in our international operations, including the impact of actions taken by the OPEC and non-OPEC nations with respect to production levels and the effects thereof;
•	our ability to develop new technologies and products and protect our intellectual property rights;
•	our ability to attract, train and retain key employees and other qualified personnel;
•	operational safety laws and regulations;
•	international trade laws and sanctions;
•

severe weather conditions and natural disasters, and other operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	policy or regulatory changes;
•	the overall timing and level of transition of the global energy sector from fossil-based systems of energy production and consumption to more renewable energy sources; and
•	perception related to our environmental, social and governance (“ESG”) performance as well as current and future ESG reporting requirements.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the three months covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level.

b)	Change in Internal Control Over Financial Reporting

As of September 30, 2024, management has concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of repurchases of Company common stock during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Shares Purchased as Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
July 1 - July 31	-	$-	-	$89,987,162
August 1 - August 31	-	$-	-	$89,987,162
September 1 - September 30	-	$-	-	$89,987,162
Total	-	$-	-

1)

This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. We administer cashless settlements and generally do not repurchase stock in connection with cashless settlements.

2)

Our Board authorized a program to repurchase our common stock from time to time. Approximately $90.0 million remained authorized for repurchases as of September 30, 2024, subject to the limitation set in our shareholder authorization for repurchases of our common stock.

Item 5. Other Information

Securities Trading Arrangements with Officers and Directors

During the three months ended  September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement relating to the sale and purchase of CTL UK Holdco Limited, dated February 13, 2024, by and among Expro Group Holdings N.V., Expro Holdings UK 3 Limited and the sellers party thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36053), filed on February 14, 2024).
2.2	Deed of Amendment, dated July 8, 2024, among Expro Group Holdings N.V. and the sellers party thereto (incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on July 25, 2024).
2.3	Deed of Amendment, dated July 25, 2024, among Expro Group Holdings N.V. and the sellers party thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36053), filed on July 26, 2024).
3.1	Deed of Amendment to Articles of Association of Expro Group Holdings N.V., dated October 1, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).
†10.1	Expro Group Holdings N.V. Sharesave Scheme (UK), a Sub-Plan under the 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on July 25, 2024).
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.1

The following materials from Expro Group Holdings N.V.’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Represents management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRO GROUP HOLDINGS N.V.

Date:	October 24, 2024	By:	/s/ Quinn P. Fanning
Quinn P. Fanning
Chief Financial Officer
(Principal Financial Officer)