Form 10-K
period 2024-12-31
EXPRO GROUP HOLDINGS N.V.
filed 2025-02-25
CIK 1575828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $2,035.4 million.

As of February 18, 2025, there were 116,377,932 shares of common stock, €0.06 nominal value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 2025 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Part III of this Form 10-K.

 EXPRO GROUP HOLDINGS N.V.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I

Item 1. Business

General

Expro Group Holdings N.V. is a Netherlands limited liability company (Naamloze Vennootschap) and includes the activities of its wholly owned subsidiaries (either individually or together, as context requires, "Expro," the “Company,” “we,” “us” and “our”).

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

Our Operations

Working for clients across the entire well life cycle, we are a leading provider of energy services, offering cost-effective, innovative solutions and what we consider to be best-in-class safety and service quality. With roots dating to 1938, we have approximately 8,500 employees and provide services and solutions to leading exploration and production companies in both onshore and offshore environments in over 50 countries. Our extensive portfolio of capabilities spans well construction, well flow management, subsea well access, and well intervention and integrity solutions.

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

The table below shows our consolidated revenue and each segment’s revenue and percentage of consolidated revenue for the periods indicated (revenue in thousands):

	Year Ended			Percentage
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2024	December 31, 2023	December 31, 2022
NLA	$566,048	$511,800	$499,813	33.0%	33.8%	39.1%
ESSA	564,440	520,951	389,342	33.0%	34.4%	30.4%
MENA	332,216	233,528	201,495	19.4%	15.4%	15.7%
APAC	250,098	246,485	188,768	14.6%	16.3%	14.8%
Total revenue	$1,712,802	$1,512,764	$1,279,418	100.0%	100.0%	100.0%

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

Well Management
Our well management offerings consist of well flow management, subsea well access and well intervention and integrity services.

•	Well flow management: We gather valuable well and reservoir data, with a particular focus on well-site safety and environmental impact. We provide global, comprehensive well flow management systems for the safe production, measurement and sampling of hydrocarbons from a well, including well testing during the exploration and appraisal phase of a new field; flowback and clean-up of a new well prior to production; and in-line testing of a well during its production life. We also provide early production facilities to accelerate production; production enhancement packages to enhance reservoir recovery rates through the realization of production that was previously locked within the reservoir; and metering and other well surveillance technologies to monitor and measure flow and other characteristics of wells.

•	Subsea well access: With nearly 50 years of experience providing a wide range of fit-for-purpose subsea well access solutions, our technology aims to provide safe well access and optimized production throughout the lifecycle of the well. We provide what we believe to be the most reliable, efficient and cost-effective subsea well access systems for exploration and appraisal, development, intervention, and abandonment, including an extensive portfolio of standard and bespoke Subsea Test Tree Assemblies (“STTA”) and a range motion-compensating and other surface handling equipment. We also provide services and solutions utilizing a rig-deployed Intervention Riser System (“IRS”) owned by a third party and have capabilities for vessel-deployed light well intervention services. In addition, we provide systems integration and project management services.

•	Well intervention and integrity: We provide well intervention solutions to acquire and interpret well data, maintain and restore well bore integrity and improve production. In addition to our extensive fleet of mechanical and cased hole wireline units, we have recently introduced and acquired a number of cost-effective, innovative well intervention services, including CoilHose™, a lightweight, small-footprint solution for wellbore lifting, cleaning and chemical treatments; Octopoda™, for fluid treatments in wellbore annuli; Galea™, an autonomous well intervention solution; and expandable casing patches designed to repair damaged production casing or isolate existing perforations prior to refracturing a well (a so called “patch and perf”). We also possess several other distinct technical capabilities, including non-intrusive metering technologies and wireless telemetry systems for reservoir monitoring.

Corporate Strategy

Our corporate strategy is designed to leverage existing capabilities and position Expro as a solutions provider with a technologically differentiated offering. Our objectives for 2025, which we expect will drive our performance in the year ahead, are organized around three themes: relevancy, resilience and results. In particular, we seek to (i) exceed industry expectations in regard to safety and operational performance; (ii) advance our products and services portfolio to provide customers with cost-effective, innovative solutions to produce oil, gas and geothermal resources more efficiently and with a lower carbon footprint; (iii) sustain our relentless drive for efficiency and better utilize existing assets; (iv) nurture our culture based on core values and agreed behaviors, empowering our people to be purposeful, adaptive, tough, and tireless; and (v) leverage the power of data to improve our own business practices and to deliver more value to our customers. We are committed to delivering above-market revenue growth, strong profitability and sustained generation of free cash flow. We believe improved business results require clear goals, an organizational commitment to continuous, systematic improvements, and top-to-bottom accountability.

Human Capital

At Expro, people are at the heart of our success, and we are united by our Code of Conduct (“Code of Conduct”) and our core values: People, Performance, Partnerships and Planet. We are committed to living our values through corporate responsibility efforts that help people across the globe live better lives and build sustainable, vibrant, stable communities where highly motivated people can engineer futures. We strive to consistently improve the ways in which we work to keep our employees safe, minimize our impact on the environment and to provide for robust and transparent governance.

As of December 31, 2024, we had approximately 8,500 employees worldwide. We are a party to collective bargaining agreements or other similar arrangements in certain international areas in which we operate. As of December 31, 2024, approximately 19% of our employees were subject to collective bargaining agreements, with 11% being under agreements that expire within one year. We consider our relations with our employees to be positive. In the United States of America (“U.S.”), where approximately 14% of our employees are located, most employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. Outside the U.S., we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. Based upon the geographic diversification of our employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.

Diversity and Inclusion

At Expro, we strive to be a safe, diverse, inclusive and people-focused company that rewards ability and effort, and positively impacts local communities and society. Most people recognize the importance of diversity at work and the benefits it can bring to an organization and its people. However, diversity is only half of the story. The other half is inclusion: building a work environment in which people feel valued for who they are, bringing their whole selves to work, and contributing fully. In an inclusive work environment, people with different backgrounds, religious beliefs, sexual orientations, ethnicity and other differences feel like they belong.

We are committed to the equal treatment of all employees, job applicants and associated personnel regardless of race, color, nationality, ethnic or nation originals, sex, disability, age, religion, or any other factors prohibited by law. We aim to create a work environment free of harassment and bullying, where everyone is treated with dignity and respect.

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

We also actively solicit employee feedback and constantly strive to make the Company an employer of choice, one such program being the 2024 Global Employee Survey which was carried out to understand and act upon areas where we can positively influence and develop Expro’s culture. We empower employees with an ownership mindset that encourages accountability and creativity, leading to new and better solutions.

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

Safety

Safety is a critical component of our People and Performance core values. Many of our customers have safety standards we must satisfy before we can perform our services. We continually monitor and seek to improve our safety performance through the evaluation of safety observations, job and customer surveys, and safety data. The primary measures for our safety performance are the tracking of the Lost Time Injury Frequency (“LTIF”) rate and the Total Recordable Case Frequency (“TRCF”) rate. LTIF is a measure of the frequency of injuries that result in lost work time, normalized based on per million man-hours worked. TRCF is a measure of the frequency of recordable workplace injuries, normalized based on per million man-hours worked. A recordable injury includes occupational death, nonfatal occupational illness, and other occupational injuries that involve loss of consciousness, lost time injuries, restriction of work or motion cases, transfer to another job, or medical treatment cases other than first aid.

The table below presents the worldwide LTIF and TRCF for the Company for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
LTIF	0.00	0.06	0.36
TRCF	1.05	0.61	1.07

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

We require every employee worldwide to certify compliance with our Code of Conduct annually as well as to bi-annually complete an online Code of Conduct training course, which addresses conflicts of interest, confidentiality, fair dealing with others, proper use of company assets, compliance with laws, insider trading, maintenance of books and records, zero tolerance for discrimination and harassment in the work environment. We encourage reporting of violations of our Code of Conduct and other policies, and we have safeguards to prevent retribution against people that report potential violations in good faith.

Suppliers and Raw Materials

We acquire component parts, products and raw materials from suppliers, including foundries, forge shops, and original equipment manufacturers. The prices we pay for our raw materials may be affected by, among other things, energy, steel and other commodity prices; tariffs and duties on imported materials; and foreign currency exchange rates. Certain equipment utilized within our product lines are only available from a limited number of suppliers.

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

Intellectual Property

We own and control a variety of intellectual property, including patents, proprietary information, trade secrets and software tools and applications. We currently hold multiple U.S. and international patents and have a number of pending patent applications. Although in the aggregate our patents and licenses are important to us, we do not regard any single patent or license as critical or essential to our business.

Seasonality

Seasonal changes in weather and significant weather events can temporarily affect the delivery of our products and services and otherwise impact our business. For example, the winter months in the North Sea and the monsoon season in South and Southeast Asia can produce severe weather conditions that can temporarily reduce levels of activity. In addition, hurricanes and typhoons can disrupt coastal and offshore operations. Furthermore, customer spending patterns may result in higher or lower activity in the fourth quarter of the year based on year-to-date spending relative to their approved annual budgets and higher or lower activity in the first quarter of the year based on whether the new year’s budget has been approved.

Customers

We derive our revenue from services and product sales to customers primarily in the oil and gas industry. One customer accounted for approximately 10.5% and 12.5% of our revenue in the years ended December 31, 2024 and 2023, respectively. No single customer accounted for more than 10% of our revenue for the year ended December 31, 2022.

Competition

The markets in which we operate are competitive. We compete with several companies, some of which have financial and other resources greater than ours. We believe the principal competitive factors in the markets in which we participate include the technologies and solutions offered; the quality, price and availability of products and services; safety and service quality; operating footprint; and responsiveness to customer needs.

We believe several factors support our strong competitive position. Our portfolio of cost-effective, technology-enabled products and services fulfill a wide range of our customers’ requirements. We also seek to differentiate ourselves from our competitors by providing a high level of customer service, by providing innovative products and solutions, and by supporting our customers on a global basis. Finally, our quality assurance systems, experienced personnel, and track record all support a strong reputation for safe operations, environmental stewardship, compliance with laws, and ethical commercial engagement.

Governmental Regulations

We are subject to numerous stringent foreign, federal, state and local environmental and other governmental and regulatory requirements related to our operations worldwide.

Environmental and Occupational Health and Safety Regulation

Our operations are subject to numerous comprehensive and complex laws and regulations governing the emission and discharge of materials into the environment, occupational health and safety aspects of our operations, or otherwise relating to environmental protection. Various governmental agencies promulgate and enforce regulatory schemes to implement and enforce these laws, compliance with which can be complex and costly. Failure to comply with these laws or regulations or to obtain or comply with permits obtained under such legal and regulatory schemes may result in the assessment of sanctions, including administrative, civil penalties, criminal prosecution and penalties, imposition of investigatory, remedial or corrective actions, the required incurrence of capital expenditures, the occurrence of restrictions, delays or cancellations in the permitting, operation, development or expansion of projects, and the imposition of orders or injunctions to prohibit or restrict certain activities or force future compliance.

Certain environmental laws may impose joint and several strict liability, without regard to fault or the legality of the original conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. The trend in environmental regulation is to typically place more stringent restrictions and limitations on activities that may impact the environment, and thus, any changes in environmental laws and regulations or in enforcement policies that result in more stringent and costly waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. Moreover, accidental releases or spills of regulated substances may occur during our operations, and we cannot assure that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or people.

The following is a summary of the more significant existing environmental and occupational health and safety laws and regulations to which our business operations are subject and for which compliance could have a material adverse impact on our capital expenditures, results of operations or financial position. Additionally, it is possible that other future developments, such as the adoption of complex and stricter environmental and health and safety laws, regulations and enforcement policies may result in additional costs or liabilities that cannot currently be quantified.

Climate Change

Climate change continues to attract considerable attention domestically in the U.S. and internationally. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases (“GHGs”) as well as to restrict or eliminate such future emissions. As a result, our operations are subject to a series of regulatory, political, litigation, and financial risks associated with the transport of fossil fuels and emission of GHGs.

Separately, various governments have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is a non-binding agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. After President Biden reentered the Paris Agreement, in January 2024, President Trump signed an executive order directing the United States to withdraw from the Paris Agreement. Following such withdrawal, emission reduction targets and other provisions of legislative or regulatory initiatives and policies enacted in the future by the United States may be possible or, in the absence of federal action, states in which the Group operates may become more active and focused on taking legislative or regulatory actions aimed at climate change and minimizing GHG emissions. Additionally, within the U.S., President Biden signed into law the Inflation Reduction Act in August 2022, which contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies, which could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels. The Trump Administration has indicated that it will diverge from the Biden Administration’s positions and could withdraw from or otherwise roll back GHG commitments, as President Trump has done with directing withdrawal from the Paris Agreement. While it is not possible at this time to predict how any such actions may impact our business, such actions, if undertaken, may prompt more activity from other states, local legislative bodies and administrative agencies to pass stricter GHG laws, regulations and other binding commitments. Within the Netherlands, in April 2023, the Dutch government introduced a package of 120 measures worth €28 billion that is intended to reduce carbon emissions and promote clean energy to meet the EU’s target of reducing net emissions by 55% by 2030 from 1990 levels.

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

While it is not possible at this time to predict the contours of any new or amended legislation or regulatory actions, the adoption and implementation of new or more stringent international, federal or state and local legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas, which could reduce demand for our services and products. Additionally, political, litigation and financial risks may result in our oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our services and products. Moreover, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal, tidal and biofuels) could reduce demand for hydrocarbons, and therefore for our products and services, which would lead to a reduction in our revenues. Over time, one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice in the oil and gas industry. The process involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. While we may provide supporting products through our cementing product offering, we do not perform hydraulic fracturing, but many of our onshore customers utilize this technique. Certain environmental advocacy groups and regulatory agencies have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources and may cause earthquakes. Various governmental entities (within and outside the U.S.) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly. In the U.S., the Environmental Protection Agency (“EPA”) regulates certain hydraulic fracturing operations involving diesel under the Underground Injection Control program of the federal Safe Drinking Water Act. Additionally, states and local governments may also seek to limit hydraulic fracturing activities through time, place, and manner restrictions on operations or ban the process altogether. The adoption of legislation or regulatory programs that restrict hydraulic fracturing could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our services. There also exists the potential for states and local governments to pursue new or amended laws, regulations, executive actions and other regulatory initiatives that could impose more stringent restrictions on hydraulic fracturing, including potential restrictions on hydraulic fracturing by banning new oil and gas permitting on federal lands.

Offshore Regulatory and Marine Safety

Spurred on by environmental and safety concerns, governing bodies from time to time have pursued moratoria and legislation or regulatory initiatives that would materially limit or prohibit offshore drilling in certain areas, including areas where we or our oil and gas exploration and production customers conduct operations such as on the federal Outer Continental Shelf waters in the U.S. and Gulf of Mexico. The adoption of legislation or regulatory programs that restrict or otherwise materially limit offshore drilling could adversely affect, reduce or delay drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our services.

Employee Health and Safety

We are subject to several federal and state laws and regulations, including the Occupational Safety and Health Act, analogous state statutes, and regulations implementing same, establishing requirements aimed at protecting the health and safety of workers. In addition, the U.S. Occupational Safety and Health Administration hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and the public. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to worker health and safety.

We also operate in non-U.S. jurisdictions, which may impose similar legal requirements. Historically, our environmental and worker safety costs to comply with existing environmental laws and regulations have not had a material adverse impact on us. However, we believe that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards and more onerous recordkeeping and reporting requirements, thus, we cannot give any assurance that such costs will not materially adversely affect us in the future.

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

Information about Our Executive Officers and Other Key Employees

The following table sets forth, as of February 25, 2025, the names, ages and experience of our executive officers and other key employees, including all offices and positions held by each for the past five years.

Name	Age	Current Position and Five-Year Business Experience
Michael Jardon	55	President and Chief Executive Officer and Director, since October 2021; Chief Executive Officer, Legacy Expro, from April 2016 to October 2021; various technical and executive roles, Legacy Expro, Vallourec and Schlumberger Limited, from 1992 to 2016.
Quinn Fanning	61	Chief Financial Officer, since October 2021; Chief Financial Officer, Legacy Expro, from October 2019 to October 2021; Executive Vice President, Tidewater Inc., from July 2008 to March 2019, Chief Financial Officer, Tidewater Inc., from September 2008 to November 2018; investment banker with Citigroup Global Markets, Inc., from 1996 to 2008.
Alistair Geddes	62	Chief Operating Officer, since October 2021; Chief Operating Officer, Legacy Expro, from 2019 to October 2021; Executive Vice President, Product Lines, Technology and Business Development, Legacy Expro, from 2014 to 2019; various technical and executive roles, Expro, ExxonMobil, BG Group and Weatherford International plc from 1984 to 2014.
Steven Russell	57	Chief Technology Officer, since October 2021; Senior Vice President, Operations, Frank’s, from November 2019 to October 2021; President, Tubular Running Services, Frank’s, from June 2018 to November 2019; Senior Vice President, Human Resources, Frank’s, May 2017 to June 2018; Vice President, Human Resources, Archer Ltd., from January 2011 to May 2017; various technical and executive roles, Schlumberger Limited, from 1990 to 2011.
John McAlister	58	General Counsel and Secretary, since October 2021; Group General Counsel, Legacy Expro, from June 2006 to October 2021; solicitor, Clifford Chance, and various executive roles, BG Group, Lattice Group plc and National Grid plc, from 1991 to 2006.
Natalie Questell	51	Senior Vice President, Human Resources, since October 2021; Vice President of Human Resources, Frank’s, from June 2018 to October 2021; Director of Global Total Rewards and HRIS, Frank’s, from 2015 to June 2018.
Michael Bentham	62	Principal Accounting Officer, since October 2021; Principal Accounting Officer and Vice President, Legacy Expro, from October 2019 to October 2021; Chief Financial Officer, Legacy Expro, from July 2017 to October 2019; IDS Product Line Controller, Schlumberger Limited, from July 2016 to July 2017; Vice President Finance MI Swaco, Schlumberger Limited, from August 2012 to June 2016.

Item 1A. Risk Factors

You should carefully consider the risks described below together with the other information contained in this Annual Report on Form 10-K (this “Form 10-K”). Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Risks Related to Our Business and Operations

Our business depends on the level of activity in the oil and gas industry.

Our business depends on the level of activity in oil and gas exploration, development and production in market sectors worldwide. Oil and gas prices and market expectations of potential changes in these prices significantly affect this level of activity. However, higher commodity prices do not necessarily translate into increased drilling or well construction and completion activity, since customers’ expectations of future commodity prices typically drive demand for our services and products. In addition, the effects of world events, such as the Russian war in Ukraine and heightened tensions resulting from ongoing conflicts in the Middle East, have and may continue to materially impact the demand for crude oil and natural gas, which has contributed further to price volatility. Prices are also impacted by decisions made by the Organization of the Petroleum Exporting Countries (“OPEC”) plus the countries of Azerbaijan, Bahrain, Brunei, Kazakhstan, Malaysia, Mexico, Oman, Russia, South Sudan and Sudan (together with OPEC, “OPEC+”) to either increase or cut production of oil and gas as well as their compliance with those decisions. Global economic conditions have a significant impact on oil and natural gas prices, and any stagnation or deterioration in these conditions could result in less demand for our products and services and could cause our customers to reduce their planned capital spending. Adverse global economic conditions also may cause our customers, vendors and/or suppliers to lose access to the financing necessary to sustain or increase their current level of operations, fulfill their commitments and/or fund future operations and obligations. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of our products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. These risks are greater during periods of low or declining commodity prices. As a result of declining commodity prices, certain of our customers may be unable to pay their vendors and service providers, including us. A prolonged reduction in oil and natural gas prices may require us to record asset impairments. Such a potential impairment charge could have a material adverse impact on our operating results.

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

We are exposed to risks inherent in doing business in each of the countries in which we operate, including, but not limited to, the following:

•	political, social and economic instability;
•	potential expropriation, seizure or nationalization of assets, and trapped assets;
•	deprivation of contract rights;
•	inflationary pressures;
•	increased operating costs;
•	inability to collect revenue due to shortages of convertible currency;
•	unwillingness of foreign governments to make new onshore and offshore areas available for drilling;
•	civil unrest and protests, strikes, acts of terrorism, war or other armed conflict;
•	import/export quotas;
•	tariffs;
•	confiscatory taxation or other adverse tax policies;
•	continued application of foreign tax treaties;
•	currency exchange controls;
•	currency exchange rate fluctuations and devaluations;
•	restrictions on the repatriation of funds;
•	pandemics, epidemics and other public health events; and
•	other forms of government regulation which are beyond our control.

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

The loss of one or more of our larger customers could have a material adverse effect on our business, financial condition and results of operations. In addition, if a significant customer experiences liquidity constraints or other financial difficulties, it may be unable to make the payments required to us or may seek to renegotiate contracts, which could adversely affect our liquidity and profitability.

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

Increasing focus on Environmental, Social and Governance (“ESG”) factors has led to enhanced interest in, and review of performance results by investors, banks, institutional lenders and other stakeholders, and the potential for reputational risk. Regulatory requirements related to ESG or sustainability reporting have been issued in the European Union (“EU”) that apply to financial market participants, with implementation and enforcement starting in 2021. In the U.S., several states have enacted or proposed such regulations related to pension investments or for the responsible investment of public funds. In addition, several U.S. states have adopted or proposed mandatory reporting related to GHG emissions or climate-related risk. As a result of varying rules adopted by jurisdictions in which we operate (and the reversal of such rules), we are increasingly subject to an overlapping patchwork of laws and regulations, including disclosure requirements, which may increase the costs of compliance and the risk of violations. We expect regulatory requirements related to ESG matters to continue to expand globally. The Company is committed to transparent and comprehensive reporting of our sustainability performance. If we are not able to meet future sustainability reporting requirements of regulators or current and future expectations of investors, customers or other stakeholders, our business and ability to raise capital may be adversely affected.

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

Although we utilize various procedures and controls to mitigate our exposure to such risk, cybersecurity attacks and other cyber incidents are evolving and unpredictable. There can be no assurance that the systems we have designed and implemented to prevent or limit the effects of cyber incidents or attacks will be sufficient in preventing all such incidents or attacks or avoiding a material impact on our systems when such incidents or attacks do occur. We have experienced, and expect to continue to experience, cyber intrusions and attacks on our information systems and our operational technology. To our knowledge, none of these incidents or attacks have resulted in a material cybersecurity intrusion or data breach.

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

The transition of the global energy sector from primarily a fossil fuel-based system to renewable energy sources could affect our customers’ levels of expenditure. Reduced activity in our areas of operation because of decreased capital spending could have a negative long-term impact on our business. Our business will need to adapt to changing customer preferences and government requirements. If the energy transition occurs faster than anticipated or in a manner we do not anticipate, demand for our services and products could be adversely affected. In addition, if we fail or are perceived to not effectively implement an energy transition strategy, or if investors, banks or institutional lenders shift funding away from companies in fossil fuel-related industries, our access to capital or the market for our securities could be negatively impacted.

Our approach to artificial intelligence presents risks and challenges that can impact our business.

Artificial intelligence (“AI”) presents risks and challenges that could impact our business, including perceived breaches of privacy or security incidents related to the use of AI. We are integrating AI tools into our systems, and our third-party service providers, as well as our competitors, may also develop or use such tools. AI may become more important to our operations or to our future growth over time. There can be no assurance that we will realize the desired or anticipated benefits, or any benefits, and we may fail to properly implement such technology. In addition, the providers of our or our third-party service providers’ AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, compliance, and transparency, among others, which could inhibit our or our service providers’ ability to maintain an adequate level of functionality or service. Our service providers may also incorporate AI into their services without disclosing such use to us, or fail to disclose risks presented by their use of AI. There is a risk that AI tools used by us or by our service providers could produce inaccurate or unexpected results or behaviors that could harm our business, customers, or reputation. Our competitors or other third parties may incorporate AI in their business operations more quickly or more successfully than we do. Additionally, the complex and rapidly evolving landscape around AI may expose us to claims, inquiries, demands and proceedings by private parties and global regulatory authorities and subject us to legal liability as well as reputational harm. New laws and regulations are being adopted in the United States and in non-U.S. jurisdictions, and existing laws and regulations may be interpreted in ways that would affect our business operations and the way in which we use AI. Any of these outcomes could impair our ability to compete effectively, damage our reputation, result in the loss of our or our customers’ property or information, and materially adversely affect our financial position, operating results or cash flows.

Risks Related to Accounting and Financial Matters

Customer credit risks could result in losses.

The concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. Further, laws in some jurisdictions in which we operate could make collection difficult or time consuming. We conduct ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we cannot assure you that such reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations.

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

The operating and financial restrictions in our RCF and any future financing agreements could restrict our ability to finance future operations or capital needs or otherwise pursue our business activities. These limit our and our subsidiaries’ ability to, among other things, prepay certain indebtedness and pay dividends or buyback shares. Furthermore, our RCF contains financial covenants which if we fail to comply with could result in an event of default, which, if not cured or waived, would permit the exercise of remedies against us that could have a material adverse effect on our business, results of operations and financial position. In addition, any borrowings under our RCF may be at variable rates of interest that expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows will correspondingly decrease.

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

Our operations may be adversely affected by various laws and regulations in countries in which we operate related to the equipment and operation of drilling units, oil and gas exploration and development, as well as import and export activities.

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

In addition, the shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations. Our import and export activities are governed by unique customs laws and regulations in each of the countries where we operate. Moreover, many countries control the import and export of certain goods, services and technology and impose related import and export recordkeeping and reporting obligations. Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities. We are subject to U.S. anti-boycott laws. The U.S. and other countries also from time to time may impose tariffs, including special punitive tariff regimes targeting goods from certain countries.

The laws and regulations concerning import and export activity, recordkeeping and reporting, import and export control and economic sanctions are complex and constantly changing. These laws and regulations may be enacted, amended, enforced or interpreted in a manner that materially impacts our operations. An economic downturn may increase some foreign governments’ efforts to enact, enforce, amend or interpret laws and regulations as a method to increase revenue. Materials that we import can be delayed and denied for varying reasons, some of which are outside our control and some of which may result from failure to comply with existing legal and regulatory regimes. Shipping delays or denials could cause unscheduled operational downtime. Any failure to comply with these applicable legal and regulatory obligations also could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from government contracts, seizure of shipments and loss of import and export privileges.

We are required to comply with several complex laws pertaining to business conduct, including the U.S. Foreign Corrupt Practices Act and similar legislation enacted by Governments outside the U.S.

We operate internationally and in some countries with high levels of perceived corruption commonly gauged according to the Transparency International Corruption Perceptions Index. We must comply with complex foreign and U.S. laws including the United States Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010 and the United Nations Convention Against Corruption, which prohibit engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We do business and may in the future do additional business in countries and regions in which we may face, directly or indirectly, corrupt demands by officials, tribal or insurgent organizations, or by private entities in which corrupt offers are expected or demanded. Furthermore, many of our operations require us to use third parties to conduct business or to interact with people who are deemed to be governmental officials under the anticorruption laws. Thus, we face the risk of unauthorized payments or offers of payments or other things of value by our employees, contractors or agents. It is our policy to implement compliance procedures to prohibit these practices. However, despite those safeguards and any future improvements to them, our employees, contractors, and agents may engage in conduct for which we might be held responsible, regardless of whether such conduct occurs within or outside the U.S. We may also be held responsible for any violations by an acquired company that occur prior to an acquisition, or subsequent to the acquisition, but before we are able to institute our compliance procedures. In addition, our non-U.S. competitors that are not subject to the FCPA or similar anticorruption laws may be able to secure business or other preferential treatment in such countries by means that such laws prohibit with respect to us. A violation of any of these laws, even if prohibited by our policies, may result in severe criminal and/or civil sanctions and other penalties, and could have a material adverse effect on our business. Actual or alleged violations could damage our reputation, be expensive to defend, and impair our ability to do business.

Compliance with laws and regulations on trade sanctions and embargoes including those administered by the United States Department of the Treasury’s Office of Foreign Assets Control also poses a risk to us. We cannot provide products or services to or in certain countries subject to U.S. or other international trade sanctions or to certain individuals and entities subject to sanctions. Furthermore, the laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. Any failure to comply with applicable trade-related laws and regulations, even if prohibited by our policies, could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments and loss of import and export privileges. It is our policy to implement procedures concerning compliance with applicable trade sanctions, export controls, and other trade-related laws and regulations. However, despite those safeguards and any future improvements to them, our employees, contractors, and agents may engage in conduct for which we might be held responsible, regardless of whether such conduct occurs within or outside the U.S. We may also be held responsible for any violations by an acquired company that occur prior to an acquisition, or after the acquisition but before we are able to institute our compliance procedures.

There are various risks associated with greenhouse gases and climate change legislation or regulations that could result in increased operating costs and reduced demand for our services.

The threat of climate change continues to attract considerable attention. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs. See Part I, Item 1. “Business—Environmental and Occupational Health and Safety Regulation” for more discussion on the threat of climate and restriction of GHG emissions. The adoption and implementation of new or more stringent international, federal, state and local legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming fossil fuels, and thereby reduce demand for, oil and natural gas, which could reduce demand for our services and products. Additionally, political, litigation and financial risks may result in our oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages because of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our services and products. One or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

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

In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information security in the U.S. and in various countries in which we operate. In addition, legislators and/or regulators in the U.S., the EU and other jurisdictions in which we operate are increasingly adopting or revising privacy, data protection and information security laws that could create compliance uncertainty and could increase our costs or require us to change our business practices in a manner adverse to our business. Compliance with current or future privacy, data protection and information security laws could have a significant impact on our current and planned privacy, data protection and information security related practices, our collection, use, sharing, retention and safeguarding of employee information and information regarding others with whom we do business. Our failure to comply with privacy, data protection and information security laws could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation. For example, the EU’s General Data Protection Regulations 2016/679 (the “GDPR”), as supplemented by any national laws (such as in the United Kingdom (“U.K.”), the Data Protection Act 2018) and further implemented through binding guidance from the European Data Protection Board, came into effect on May 25, 2018. The GDPR expanded the scope of the EU data protection law to all foreign companies processing personal data of European Economic Area individuals and imposed a stricter data protection compliance regime, including the introduction of administrative fines for non-compliance, as well as the right to compensation for financial or non-financial damages claimed by any individuals under Article 82 GDPR. Our business may also face reputational damage as a result of any personal data breach or violation of the GDPR.

Risks Related to Our Common Stock

The market price of our common stock may be volatile.

The market price of our common stock has been volatile in the past and may continue to be volatile in the future. If the market price of our common stock declines significantly, our shareholders may be unable to sell their shares of our common stock at or above their purchase price, if at all. We cannot assure our shareholders that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our common stock or result in fluctuations in the price or trading volume of our common stock include:

•	variations in our quarterly operating results;
•	failure to meet our earnings estimates;
•	publication of research reports about us or our industry;
•	additions or departures of our executive officers and other key management personnel;
•	our announcements of significant contracts, acquisitions, strategic partnerships or joint ventures;
•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•	actions by shareholders;
•	fluctuations in stock market price and volume;
•	speculation in the press or investment community;
•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;
•	adverse publicity about our industry generally or individual scandals, specifically; and
•	general market and economic conditions.

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

In addition, if a third party is liable to a Dutch company, under Dutch law shareholders generally do not have the right to bring an action on behalf of the company or to bring an action on their own behalf to recover damages sustained as a result of a decrease in value, or loss of an increase in value, of their ordinary shares. Only in the event that the cause of liability of such third party to the company also constitutes a tortious act directly against such shareholder and the damages sustained are permanent, may that shareholder have an individual right of action against such third party on its own behalf to recover damages. The Dutch Civil Code provides for the possibility to initiate such actions collectively. A foundation or an association whose objective, as stated in its articles of association, is to protect the rights of persons having similar interests may institute a collective action. A collective action can either result in an order for payment of monetary damages or in a declaratory judgment (verklaring voor recht), for example declaring that a party has acted wrongfully or has breached a fiduciary duty. The foundation or association and the defendant are permitted to reach (often on the basis of such declaratory judgment) a settlement which provides for monetary compensation for damages. A designated Dutch court may declare the settlement agreement binding upon all the injured parties, whereby an individual injured party will have the choice to opt-out within the term set by the court (at least three months). Such individual injured party may also individually institute a civil claim for damages within the before mentioned term.

Furthermore, certain provisions of Dutch corporate law have the effect of concentrating control over certain corporate decisions and transactions in the hands of our Board. As a result, holders of our shares may have more difficulty in protecting their interests in the face of actions by members of our Board than if we were incorporated in the U.S. In the performance of its duties, our Board will be required by Dutch law to act in the interest of the Company and its affiliated business, and to consider the interests of our company, our shareholders, our employees and other stakeholders in all cases with reasonableness and fairness. It is possible that some of these parties will have interests that are different from, or in addition to, the interests of our shareholders.

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

In addition, based on Dutch corporate law and our articles of association, the 2024 annual general meeting of shareholders has authorized our Board, for a period of eighteen months as of the date of the 2024 annual meeting, to issue common stock, up to 20% of the issued share capital, as of the date of the 2024 annual general meeting, for any legal purpose, which could include defensive purposes, without further shareholder approval being needed. The issuance, or availability for issuance, of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

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

Entities affiliated with Oak Hill Advisors, L.P. could have significant influence over the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to the articles of association of the Company and the approval of mergers and other significant corporate transactions. Their influence over the Company may have the effect of delaying or preventing a change of control or may adversely affect the voting and other rights of other shareholders. In addition, entities affiliated with Oak Hill Advisors, L.P. have the right to designate one person as its nominee for election to the Board as non-executive directors for so long as the Oak Hill Group (as defined in the Director Nomination Agreement) collectively owns shares of common stock equal to at least 10% of the total shares outstanding as of the closing date of the Merger. Upon the Oak Hill Group ceasing to collectively own shares of common stock equal to at least 10% of the total shares outstanding as of the closing date of the Merger, Oak Hill Advisors will not have a right to designate a director to the Board. Finally, if these shareholders were in the future to sell all or a material number of shares of common stock, the market price of Company’s common stock could be negatively impacted.

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

Our Chief Information Officer, who reports to the Chief Financial Officer, and has over 30 years of experience managing information technology and cybersecurity matters, together with our executive management team, is responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. In the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Risks Related to Legal and Regulatory Requirements.”

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

Item 2. Properties

In order to design, manufacture and service the proprietary equipment that support our operations, as well as the products that we offer for sale directly to external customers, we maintain several manufacturing and service facilities around the world. We currently provide our services and products in over 50 countries.

The following table details our material facilities by segment, owned or leased by us as of December 31, 2024.

Leased or
Location	Owned	Principal/Most Significant Use
All Segments
Houston, Texas	Leased	Corporate office
Reading, United Kingdom	Leased	Corporate office
Aberdeen, Scotland	Owned/Leased	Regional operations, manufacturing, engineering and administration
Lafayette, Louisiana	Owned	Regional operations, manufacturing, engineering and administration

NLA
Georgetown, Guyana	Leased	Regional operations
Macaé, Brazil	Owned	Regional operations and administration
Neuquen, Argentina	Leased	Regional operations
New Iberia, Louisiana	Leased	Regional operations
Broussard, Louisiana	Leased	Regional operations
Villahermosa, Mexico	Leased	Regional operations

ESSA
Den Helder, the Netherlands	Owned/Leased	Regional operations and administration
Stavanger, Norway	Leased	Regional operations

MENA
Al Khobar, Kingdom of Saudi Arabia (“KSA”)	Leased	Corporate office and regional operations
Dubai, United Arab Emirates	Leased	Regional operations and administration
Hassi Messaoud, Algeria	Leased	Regional operations

APAC
Kuala Lumpur, Malaysia	Leased	Regional operations and administration
Labuan, Malaysia	Leased	Regional operations
Perth, Australia	Leased	Regional operations

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

On February 18, 2025, we had 116,377,932 shares of common stock outstanding. The common shares outstanding at February 18, 2025, were held by approximately 19 record holders. The actual number of shareholders is greater than the number of holders of record.

Dividend Policy

The declaration and payment of future dividends will be at the discretion of our Board and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements, restrictions contained in our financing agreements and general business conditions. Accordingly, there can be no assurance that we will pay dividends.

Unregistered Sales of Equity Securities

We did not have any sales of unregistered equity securities during the year ended December 31, 2024, that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

On December 12, 2024, the Company’s Board of Directors (the “Board”) approved an extension to its stock repurchase program, pursuant to which the Company is authorized to acquire up to $100.0 million of its outstanding common stock from October 25, 2023 through November 24, 2025 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. During the years ended December 31, 2024 and 2023, we repurchased approximately 1.2 million shares in each year of our common stock under the Stock Repurchase Program for a total cost of approximately $14.2 million and $20.0 million, respectively.

Following is a summary of repurchases of our common stock during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
October 1 - October 31	--	$--	--	$89,987,162
November 1 - November 30	--	$--	--	$89,987,162
December 1 - December 31	1,200,000	$11.80	1,200,000	$75,831,912
Total	1,200,000	$11.80	1,200,000

1)	This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. We administer cashless settlements and do not repurchase stock in connection with cashless settlements.
2)

Our Board authorized a program to repurchase our common stock from time to time. Approximately $75.8 million remained authorized for repurchases as of December 31, 2024, subject to the limitation set in our shareholder authorization for repurchases of our common stock.

Performance Graph

The following performance graph compares the performance of our common stock to the Russell 2000 Index, the SPDR S&P Oil & Gas Equipment & Services ETF (“XES”) and to a peer group established by management. The peer group consists of the following companies: Baker Hughes Company, ChampionX Corporation, Core Laboratories, Inc., Innovex International, Inc. (formerly named Dril-Quip, Inc., which acquired Innovex Downhole Solutions, Inc. in September 2024), TechnipFMC plc, Halliburton Company, Helix Energy Solutions Group Inc., National Energy Services Reunited Corp., Patterson-UTI Energy, Inc., Oceaneering International, Inc., NOV Inc. and Schlumberger Limited.

The graph below compares the cumulative total return to holders of our common stock with the cumulative total returns of the Russell 2000 Index, SPDR S&P Oil & Gas Equipment & Services ETF and our peer group for the period from December 31, 2019 through December 31, 2024. The graph assumes that the value of the investment in our common stock was $100 at December 31, 2019 and for each index (including reinvestment of dividends) and tracks the return on the investment through December 31, 2024. The shareholder return set forth herein is not necessarily indicative of future performance.

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

•	our ability to develop new technologies and products;
•	our ability to protect our intellectual property rights;

•	our ability to attract, train and retain key employees and other qualified personnel;
•	operational safety laws and regulations;
•	international trade laws, tariffs and sanctions;
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

This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Overview of Business

Working for clients across the entire well life cycle, we are a leading provider of energy services, offering cost-effective, innovative solutions and what we consider to be best-in-class safety and service quality. With roots dating to 1938, we have approximately 8,500 employees and provide services and solutions to leading exploration and production companies in both onshore and offshore environments in over 50 countries. Our extensive portfolio of capabilities spans well construction, well flow management, subsea well access, and well intervention and integrity solutions.

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

Well Management
Our well management offerings consist of well flow management, subsea well access and well intervention and integrity services.

•

Well flow management: We gather valuable well and reservoir data, with a particular focus on well-site safety and environmental impact. We provide global, comprehensive well flow management systems for the safe production, measurement and sampling of hydrocarbons from a well, including well testing during the exploration and appraisal phase of a new field; flowback and clean-up of a new well prior to production; and in-line testing of a well during its production life. We also provide early production facilities to accelerate production; production enhancement packages to enhance reservoir recovery rates through the realization of production that was previously locked within the reservoir; and metering and other well surveillance technologies to monitor and measure flow and other characteristics of wells.

•

Subsea well access: With nearly 50 years of experience providing a wide range of fit-for-purpose subsea well access solutions, our technology aims to provide safe well access and optimized production throughout the lifecycle of the well. We provide what we believe to be the most reliable, efficient and cost-effective subsea well access systems for exploration and appraisal, development, intervention and abandonment, including an extensive portfolio of standard and bespoke Subsea Test Tree Assemblies (“SSTA”) and a range motion-compensating and other surface handling equipment. We also provide services and solutions utilizing a rig-deployed Intervention Riser System (“IRS”) owned by a third party and have capabilities for vessel-deployed light well intervention services. In addition, we provide systems integration and project management services.

•

Well intervention and integrity: We provide well intervention solutions to acquire and interpret well data, maintain and restore well bore integrity and improve production. In addition to our extensive fleet of mechanical and cased hole wireline units, we have recently introduced and acquired a number of cost-effective, innovative well intervention services, including CoilHose™, a lightweight, small-footprint solution for wellbore lifting, cleaning and chemical treatments; Octopoda™, for fluid treatments in wellbore annuli; Galea™, an autonomous well intervention solution; and expandable casing patches designed to repair damaged production casing or isolate existing perforations prior to refracturing a well (a so called “patch and perf”). We also possess several other distinct technical capabilities, including non-intrusive metering technologies and wireless telemetry systems for reservoir monitoring.

We operate a global business and have a diverse and relatively stable customer base that is comprised of national oil companies (“NOC”), international oil companies (“IOC”), independent exploration and production companies (“Independents”) and service partners. We have strong relationships with several of the world’s largest NOCs and IOCs, some of which have been our customers for decades. We are dedicated to safely and sustainably delivering maximum value to our customers.

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

For the year ended December 31, 2024, approximately 82% of our revenue was generated outside of the United States and approximately 67% of our revenue was generated by activities related to offshore oil and gas operations. Approximately 68% of our revenue was generated by services tied to drilling and completions-related activities, which are generally funded by customers’ capital expenditures, and approximately 32% of our revenue was generated by production optimization related activities, which are generally funded by customers’ operating expenditures.

Commodity Prices and Market Conditions

Commodity Prices

Average daily oil demand in the fourth quarter of 2024 exceeded the average daily demand levels in the fourth quarter of 2023, as well as the full year average for 2023, with liquid demand growing by 0.9 million b/d in 2024 over 2023. Brent crude oil prices remained relatively unchanged over the fourth quarter, averaging $74/bbl in both September and December 2024. The lack of price movement has been largely due to a relatively balanced market combined with an apparent reduction in geopolitical risk premia and weakening demand growth limiting upward pressure, with OPEC+ supply restrictions providing a floor for prices.

Market Conditions

We have continued to see positive market signs, as commodity prices remain generally supportive of the current levels of upstream investment and activity, despite a slowing in demand growth and the possibility of supply increases. Market uncertainty remains regarding the commitment and ability of OPEC+ to manage supply, geopolitical tensions and sanctioning impacts, tariffs, and macroeconomic factors. There are several market factors that have had, and may continue to have, an effect on our business, including:

•	The market for energy services and our business are substantially dependent on the price of oil and, to a lesser extent, the regional price of gas, which are both driven by market supply and demand. Changes in oil and gas prices impact customer willingness to spend on exploration and appraisal, development, production, and abandonment activities. The extent of the impact of a change in oil and gas prices on these activities varies extensively between geographic regions, types of customers, types of activities and the financial returns of individual projects.

•	Activity related to gas and liquified natural gas (“LNG”) production (and associated asset development) continues to grow within our ESSA and MENA regions in support of Europe’s ongoing drive to diversify away from its reliance on Russian pipeline gas supplies over the long term. More broadly, the energy security and transition imperatives of policymakers in the U.S. and Europe continue to result in increased investment in global gas development.

•	International, offshore and deepwater activity continued to strengthen throughout 2024 as operator upstream investments increased to a level above 2015 levels. We also experienced an increased demand for services related to brownfield and production enhancement and infield development programs as operators strived to maximize their previous investments and maintain production with a lower carbon footprint. In addition, we have seen an increase in demand for production optimization technologies, especially in support of gas and LNG developments

•	A transition to cleaner energy alternatives continues to gain momentum. We believe, however, that hydrocarbons, and natural gas in particular, will continue to play a vital role in such a transition towards more sustainable energy resources and that existing expertise and future innovation within the energy services sector, both to reduce emissions and enhance efficiency, will be critical. We are already active in the early-stage carbon capture and storage segment and have expertise and established operations within the geothermal and flare reduction segments. We continue to develop technologies to enhance the sustainability of our customers’ operations which, along with our digital transformation initiatives, are expected to enable us to continue to support our customers’ commercial and environmental initiatives. As the industry changes, we continue to evolve our approach to assist and enable our customers to develop more sustainable energy solutions.

Outlook

Global liquids demand increased in the fourth quarter of 2024 compared to the previous quarter and average year-on-year consumption is expected to continue to grow in 2025, though at a reduced rate. The market remained relatively balanced and oil prices were generally stable over the fourth quarter, with continued OPEC+ supply discipline offsetting an apparent reduction in geopolitical risk premia and weakening demand growth.

The U.S. Energy Information Administration (“EIA”) estimates that global liquids fuels demand will average 104.1 million b/d in 2025, increasing by 1.3 million b/d over 2024. Consumption is then expected to grow by a further 1.1 million b/d in 2026 to average 105.1 million b/d. Global growth in oil demand is slower than the pre-pandemic trend; average annual growth was 1.5 million b/d between 2010 and 2019. Non-OECD countries are expected to drive almost all forecasted demand growth. Much of this growth is in Asia, where India is now the leading source of global demand growth, driven by rising demand for transportation fuels. China’s liquid fuels consumption is estimated to increase by 0.2 million b/d in 2025, up from an increase of less than 0.1 million b/d in 2024, as economic stimulus efforts are expected to drive higher demand growth. OECD oil consumption is forecast to increase by 0.2 million b/d in 2025.

The EIA estimates that global liquid fuels production will grow by 1.8 million b/d in 2025 to average 104.4 million b/d. Global liquid fuels supply is then predicted to grow a further 1.5 million b/d in 2026 to average 105.9 million b/d. Production growth in 2025 is due to a combination of an expected relaxation of OPEC+ production cuts and further production growth from countries outside of OPEC+. Countries outside of OPEC+, including the United States, Canada, Brazil and Guyana, are expected to lead the growth in oil production, collectively increasing by 1.6 million b/d. OPEC+ countries are expected to contribute 0.2 million b/d to global supply growth in 2025 as voluntary production cuts are expected to gradually unwind. OPEC+ output is expected to remain significantly below the group’s current targets, with continued OPEC+ supply management expected to avoid significant inventory increases and, therefore, price declines.

Oil prices remained largely flat over the fourth quarter of 2024 as global inventories remained balanced, despite tepid demand growth from China and a reduction in apparent geopolitical risk premia associated with on-going conflicts in the Middle East and Eastern Europe. Prices are expected to see modest upward movement in early 2025 before generally declining from mid-2025 through to 2026 as expected global oil production outpaces expected growth in oil demand. As a result, the EIA forecasts that the Brent price will average $74/bbl in 2025 and $66/bbl in 2026. The expected early 2025 increase in prices is largely because of the latest OPEC+ extension of production cuts leading to global oil inventory withdrawals. However, OPEC+ members are expected to increase production by the second quarter of 2025, which combined with further supply growth from outside of OPEC+ and relatively modest demand growth, will likely drive oil inventory builds. Potential inventory builds would be expected to put downward pressure on prices from the second quarter of 2025 onwards. Uncertainties remain regarding OPEC+ members’ commitment to continuing production restraint, conflicts and sanctioning, and global demand. As a general matter, if customers have confidence that oil prices will remain above $65/bbl to $70/bbl, we believe the outlook for our business is stable to positive.

Along with a relatively constructive oil market outlook, international natural gas prices remain supportive of continued activity as the market tightens further in 2025.

The EIA forecasts that Henry Hub prices will increase to average $3.14 per million British thermal units (“MMBtu”) in 2025, up from an average of $2.19/MMBtu in 2024. The Henry Hub price is then expected to increase further to average $3.97/MMBtu in 2026. The forecast price increase is driven by the expectation that U.S. natural gas demand, driven by LNG exports, will outpace supply from production and imports, leading to inventory draws. Rystad Energy predicts that the European Title Transfer Facility (“TTF”) and Northeast Asian LNG spot prices will average $12.10/MMBtu and $12.60/MMBtu respectively in 2025, and $10.20/MMBtu and $10.80/MMBtu respectively in 2026. The 2025 prices are an increase over 2024 due to ongoing cold weather in Europe and strong storage withdrawals, as well as the requirement for increased LNG imports to replenish inventories and replace lost Russia pipeline supply transiting through Ukraine which ceased on January 1, 2025. Asian spot prices are likely to follow the TTF over the medium term.

Consequently, the market outlook for 2025 remains stable with commodity prices and energy security requirements supporting continued levels of upstream investments, despite a slowing in growth, and subsequent activity. Declining onshore investment is offset by an expected healthy growth in the deepwater and offshore segments with support from large projects in NLA, particularly in Guyana, Brazil and Mexico, as well as contributions from the KSA, the UAE and China.

In summary, we expect demand for our products and services will continue to increase over the next several years, despite our expectations for a relatively flat-to-modest-growth market in 2025.

The following provides an outlook for 2025 by our reporting segments based on data from Spears and Associates Inc:

NLA: North American drilling activity is expected to fall by 3% in 2025 to an average of 579 active rigs and 16,300 new wells completed. Operators are expected to complete around 10,800 frac jobs in 2025, holding steady from 2024. The decline in activity is largely due to an increase in the average well depth as operators (with sufficient contiguous surface acreage) are expected to increasingly choose to increase the lateral length of horizontal wells rather than increase the number of new wells drilled as their preferred means of increasing formation exposure both to lift/sustain well productivity and reduce their environment footprint and well costs. It is expected that relatively stable commodity prices and a new, more pro-energy U.S. administration will have only a modest impact on U.S. rig activity in 2025. Continued consolidation amongst operators will likely weigh on drilling activity in 2025, particularly in the Permian Basin. In Latin America, drilling activity is projected to decrease by 3% in 2025 to an average of 156 active rigs, accounting for over 2,100 new wells. Onshore drilling is now forecast to drop by 6% in 2025 to an average of 111 active land rigs drilling almost 1,800 new wells, while offshore activity is expected to rise by 7%, averaging 45 active rigs, totaling almost 320 new wells. Mexican offshore and mature fields, Argentinean shale, offshore Brazil and Colombia’s mature fields are expected to collectively account for 85% of overall Latin American rig activity in 2025, with on-going development activity in Guyana also contributing to increased activity.

ESSA: European drilling activity is projected to average 93 active rigs in 2025, down by 2%, accounting for almost 750 new wells. Onshore drilling in Europe is forecast to average 70 active rigs in 2025, down 1%, accounting for over 470 new wells drilled, while offshore drilling is expected to decline by 4%, averaging 23 active rigs with 275 new wells drilled. The main drivers of the decline in drilling activity are the outlook for oil prices and energy transition and fiscal policies in the UK, with the government planning to increase the rate and duration of the Energy Profits Levy. Ukraine and Norway are forecast to collectively account for around 65% of overall European rig activity in 2025. African drilling activity is expected to fall by 1% in 2025 to average 132 active rigs, accounting for a total of over 975 new wells. Onshore drilling is forecast to slow 2% to an average of 110 active land rigs, with over 730 new wells drilled, while offshore activity is projected to grow by 5% in 2025, averaging 22 active rigs, totaling almost 250 new wells drilled. Offshore activity growth is largely driven by exploration activity in Senegal and Namibia as well as development campaigns in Nigeria and Angola.

MENA: On the strength of higher activity in the UAE (driven by gas expansion developments) and Kuwait, drilling in the Middle East is now projected to average 340 active rigs in 2025, up by 3% on 2024, accounting for over 2,925 new wells. Onshore drilling is projected to increase by 4% in 2025 to an average of 302 active land rigs, drilling over 2,600 new wells, while offshore activity in the region is forecast to increase by 3% to an average of 38 active rigs, with over 300 new wells drilled. The KSA, Abu Dhabi and Iraq are expected to collectively account for around 60% of overall Middle Eastern rig activity in 2025.

APAC: Based on the outlook for oil prices, drilling activity in Asia-Pacific is forecast to average 192 active rigs in 2025, an increase of 1% over 2024, accounting for over 2,775 new wells drilled. Onshore drilling in the region is forecast to rise 2% to an average of 137 active land rigs and over 1,700 new wells while offshore drilling is expected to hold steady at an average of 55 active rigs totaling over 1,050 new wells. India, Indonesia and Australia remain the three most active drilling markets in APAC. Several large gas and LNG projects in these countries continue to drive activity as the region looks to meet an increase in global gas demand.

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

Adjusted EBITDA is a non-GAAP financial measure. Please refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial performance measure calculated and presented in accordance with GAAP.

Executive Overview

Year ended December 31, 2024 compared to year ended December 31, 2023

Certain highlights of our financial results and other key developments include:

•	Revenue for the year ended December 31, 2024 increased by $200.0 million, or 13.2%, to $1,712.8 million, compared to $1,512.8 million for the year ended December 31, 2023. Activity and revenue across all our geography-based operating segments increased during the year ended December 31, 2024, most notably in NLA, ESSA and MENA. Revenue for the year ended December 31, 2024 includes $88.2 million of revenue from the Coretrax acquisition. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•	We reported net income for the year ended December 31, 2024 of $51.9 million, compared to a net loss of $23.4 million for the year ended December 31, 2023. The increase in net income primarily reflects higher Adjusted EBITDA (up $98.5 million year-over-year), and lower depreciation and amortization expense (down $8.8 million), partially offset by higher interest and finance expense (up $8.6 million), higher stock-based compensation expense (up $6.8 million), higher merger and integration expense (up $6.6 million) and higher foreign exchange losses (up $4.4 million).

•

Adjusted EBITDA for the year ended December 31, 2024 increased by $98.5 million, or 39.6%, to $347.4 million from $248.9 million for the year ended December 31, 2023. Adjusted EBITDA margin increased to 20.3% during the year ended December 31, 2024, as compared to 16.5% during the year ended December 31, 2023. The increase in Adjusted EBITDA and Adjusted EBITDA margin is primarily attributable to higher revenue, including revenue from the Coretrax acquisition, and a more favorable activity mix. Adjusted EBITDA for the year ended December 31, 2023 includes unrecoverable LWI-related costs in APAC of $35.9 million which did not repeat in 2024.

The Company suspended vessel-deployed light well intervention (“LWI”) operations during the third quarter of 2023 following a wire failure on the main crane of a third-party owned vessel working with Expro while the crane was suspending the subsea module of Expro’s vessel-deployed LWI system. We are continuing to work with the relevant stakeholders and independent experts to assess the incident. The well control package and lubricator components of this vessel-deployed LWI system have been safely recovered, but we did not participate in the recovery of the subsea module from the seabed. We are continuing to determine the path forward for our vessel-deployed LWI operations, including what alternative service delivery options and service partner options are available to the Company, and the timing and cost (including potential damage claims) of completing customer work scopes for which our vessel-deployed LWI system was integral. At this time, we are not able to assess the timing and potential cost of completing customer work scopes but do not expect such costs to be material to Expro’s financial results.

•	Net cash provided by operating activities was $169.5 million during the year ended December 31, 2024 as compared to $138.3 million during the year ended December 31, 2023. The increase of $31.2 million in net cash provided by operating activities for the year ended December 31, 2024 was primarily driven by an increase in Adjusted EBITDA, partially offset by an increase in working capital, and an increase in cash paid for severance and other expenses.

Non-GAAP Financial Measures

We include in this Form 10-K the non-GAAP financial measures Adjusted EBITDA and Adjusted EBITDA margin. We provide reconciliations of net income (loss), the most directly comparable financial performance measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

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

We define Adjusted EBITDA as net income (loss) adjusted for (a) income tax expense (benefit), (b) depreciation and amortization expense, (c) impairment expense, (d) severance and other expense, net, (e) stock-based compensation expense, (f) merger and integration expense, (g) gain (loss) on disposal of assets, (h) other income (expense), net, (i) interest and finance (income) expense, net and (j) foreign exchange (gain) loss. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of revenue.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods presented (in thousands):

	Year ended
	December 31,
	2024	2023	2022
Net income (loss)	$51,918	$(23,360)	$(20,145)

Income tax expense	$46,048	$44,307	$41,247
Depreciation and amortization expense	163,468	172,260	139,767
Severance and other expense	17,048	14,388	7,825
Merger and integration expense	16,334	9,764	13,620
Other expenses (income), net (1)	105	(1,234)	(3,149)
Stock-based compensation expense	26,352	19,574	18,486
Foreign exchange losses	13,613	9,238	8,341
Interest and finance expense, net	12,517	3,943	241
Adjusted EBITDA	$347,403	$248,880	$206,233

Net income (loss) margin	3.0%	(1.5)%	(1.6)%

Adjusted EBITDA margin	20.3%	16.5%	16.1%

(1)

Other expenses (income), net, is comprised of immaterial, unusual or infrequently occurring transactions which, in management’s view, do not provide useful measures of the underlying operating performance of the business.

Selected Unaudited Financial Information for the Three Months Ended December 31, 2024 and September 30, 2024

We evaluate our business segment operating performance using segment revenue and Segment EBITDA, as described in Note 5 “Business segment reporting” in our consolidated financial statements. We believe Segment EBITDA is a useful operating performance measure as it excludes non-cash charges and other transactions not related to our core operating activities and corporate costs, and Segment EBITDA allows management to more meaningfully analyze the trends and performance of our core operations by segment as well as to make decisions regarding the allocation of resources to our segments

Operating Segment Results

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the three months ended December 31, 2024 and September 30, 2024:

	Three Months Ended		Percentage
(in thousands)	December 31, 2024	September 30, 2024	December 31, 2024	September 30, 2024
NLA	$139,272	$139,397	31.9%	33.0%
ESSA	142,788	131,475	32.7%	31.1%
MENA	92,557	86,736	21.2%	20.5%
APAC	62,226	65,220	14.2%	15.4%
Total revenue	$436,843	$422,828	100.0%	100.0%

The following table shows the Segment EBITDA and Segment EBITDA as a percentage of total revenue by segment (“Segment EBITDA margin”) and a reconciliation to income before income taxes for the three months ended December 31, 2024 and September 30, 2024:

	Three Months Ended		Segment EBITDA Margin
(in thousands)	December 31, 2024	September 30, 2024	December 31, 2024	September 30, 2024
NLA	$30,062	$33,064	21.6%	23.7%
ESSA	53,002	32,175	37.1%	24.5%
MENA	32,591	30,032	35.2%	34.6%
APAC	15,453	16,193	24.8%	24.8%
Total Segment EBITDA	$131,108	$111,464
Corporate costs (1)	(34,218)	(30,669)
Equity in income of joint ventures	3,467	4,241
Depreciation and amortization expense	(42,284)	(40,391)
Merger and integration expense	(3,947)	(1,437)
Severance and other expense	(9,041)	(3,181)
Stock-based compensation expense	(7,101)	(6,831)
Foreign exchange loss	(2,585)	(2,838)
Other (expenses) income, net	(1,186)	262
Interest and finance expense, net	(1,804)	(3,895)
Income before income taxes	$32,409	$26,725

(1)

Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments but are not attributable to a particular operating segment, including central product line management, research, engineering and development, logistics, sales and marketing and health and safety.

Quarter ended December 31, 2024 compared to quarter ended September 30, 2024

NLA

Revenue for NLA was $139.3 million for the three months ended December 31, 2024, a decrease of $0.1 million, or 0.1%, compared to $139.4 million for the three months ended September 30, 2024. The modest decrease was primarily due to lower well construction revenue in the U.S., Canada, and Mexico and lower Coretrax revenue, offset by higher well flow management revenue in the U.S. and Brazil.

Segment EBITDA for NLA was $30.1 million, or 21.6% of revenue, during the three months ended December 31, 2024, compared to $33.1 million, or 23.7% of revenue, during the three months ended September 30, 2024. The decrease of $3.0 million in Segment EBITDA was largely attributable to a seasonal reduction in activity on higher margin well construction projects in the U.S. during the three months ended December 31, 2024.

ESSA

Revenue for ESSA was $142.8 million for the three months ended December 31, 2024, an increase of $11.3 million, or 8.6%, compared to $131.5 million for the three months ended September 30, 2024. The increase in revenue was primarily driven by higher subsea well access revenue in Angola, partially offset by lower well flow management in the U.K., Norway and Denmark, and lower well construction revenue in Senegal and Angola.

Segment EBITDA for ESSA was $53.0 million, or 37.1% of revenue, for the three months ended December 31, 2024, an increase of $20.8 million, or 64.7%, compared to $32.2 million, or 24.5% of revenue, for the three months ended September 30, 2024. The increase in Segment EBITDA and Segment EBITDA margin was primarily attributable to higher subsea well access revenue in Angola and a non-repeat of losses recognized on our Congo productions solutions project in the third quarter of 2024.

MENA

Revenue for MENA was $92.6 million for the three months ended December 31, 2024, an increase of $5.8 million, or 6.7%, compared to $86.7 million for the three months ended September 30, 2024. The increase in revenue was driven by higher well flow management services revenue in Algeria, Iraq and the KSA, partially offset by lower well intervention and integrity revenue in Qatar.

Segment EBITDA for MENA was $32.6 million, or 35.2% of revenue, for the three months ended December 31, 2024, an increase of $2.6 million, or 8.5%, compared to $30.0 million, or 34.6% of revenue, for the three months ended September 30, 2024. The increase in Segment EBITDA and Segment EBITDA margin was primarily due to higher well flow management activity and a resulting more favorable activity mix during the three months ended December 31, 2024.

APAC

Revenue for APAC was $62.2 million for the three months ended December 31, 2024, a decrease of $3.0 million, or 4.6%, compared to $65.2 million for the three months ended September 30, 2024. The decrease in revenue was primarily due to lower well flow management revenue in Malaysia and Australia and lower well intervention and integrity revenue in Brunei, partially offset by higher subsea well access revenue in China and India.

Segment EBITDA for APAC was $15.5 million, or 24.8% of revenue, for the three months ended December 31, 2024, a decrease of $0.7 million compared to $16.2 million, or 24.8% of revenue, for the three months ended September 30, 2024.

Results of Operations for the years ended December 31, 2024, 2023 and 2022

Operating Segment Results.

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the years ended December 31, 2024, 2023 and 2022:

	Year Ended			Percentage
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2024	December 31, 2023	December 31, 2022
NLA	$566,048	$511,800	$499,813	33.0%	33.8%	39.1%
ESSA	564,440	520,951	389,342	33.0%	34.4%	30.4%
MENA	332,216	233,528	201,495	19.4%	15.4%	15.7%
APAC	250,098	246,485	188,768	14.6%	16.3%	14.8%
Total revenue	$1,712,802	$1,512,764	$1,279,418	100.0%	100.0%	100.0%

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to income before income taxes for the years ended December 31, 2024, 2023 and 2022:

	Year Ended			Segment EBITDA Margin
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2024	December 31, 2023	December 31, 2022
NLA	$141,977	$132,869	$135,236	25.1%	26.0%	27.1%
ESSA	145,375	136,007	74,681	25.8%	26.1%	19.2%
MENA	115,772	71,201	63,315	34.8%	30.5%	31.4%
APAC	57,680	1,805	4,850	23.1%	0.7%	2.6%
Total Segment EBITDA	$460,804	$341,882	$278,082
Corporate costs (1)	(129,823)	(105,855)	(87,580)
Equity in income of joint ventures	16,422	12,853	15,731
Depreciation and amortization expense	(163,468)	(172,260)	(139,767)
Merger and integration expense	(16,334)	(9,764)	(13,620)
Severance and other expense	(17,048)	(14,388)	(7,825)
Stock-based compensation expense	(26,352)	(19,574)	(18,486)
Foreign exchange loss	(13,613)	(9,238)	(8,341)
Other (expenses) income, net	(105)	1,234	3,149
Interest and finance expense, net	(12,517)	(3,943)	(241)
Income before income taxes	$97,966	$20,947	$21,102

(1)

Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments but are not attributable to a particular operating segment, including central product line management, research, engineering and development, logistics, sales and marketing and health and safety.

Year ended December 31, 2024 compared to the year ended December 31, 2023

NLA

Revenue for NLA was $566.0 million for the year ended December 31, 2024, an increase of $54.2 million, or 10.6%, compared to $511.8 million for the year ended December 31, 2023. The increase in revenue is primarily due to higher subsea well access revenue in the U.S. and Trinidad and Tobago, higher well flow management revenue in the U.S. and Mexico, higher well intervention and integrity activity in South America and the Coretrax acquisition. These increases were partially offset by lower well construction revenue in the U.S. and Mexico.

Segment EBITDA for NLA was $142.0 million, or 25.1% of revenue, during the year ended December 31, 2024, compared to $132.9 million or 26.0% of revenue during the year ended December 31, 2023, an increase of $9.1 million. The increase in Segment EBITDA was attributable to increased activity, particularly related to the PRT acquisition and Coretrax acquisition, while the decrease in Segment EBITDA margin reflects reduced activity on high margin well construction activity during the year ended December 31, 2024.

ESSA

Revenue for ESSA was $564.4 million for the year ended December 31, 2024, an increase of $43.5 million, or 8.3%, compared to $521.0 million for the year ended December 31, 2023. The increase in revenue was primarily driven by increased subsea well access activity in Angola, higher well flow management revenue in the U.K., Norway and Denmark, and the Coretrax acquisition, partially offset by lower well flow management revenue in Congo.

Segment EBITDA for ESSA was $145.4 million, or 25.8% of revenue, during the year ended December 31, 2024, compared to $136.0 million, or 26.1% of revenue, during the year ended December 31, 2023, an increase of $9.4 million. The increase in Segment EBITDA was attributable to higher activity, particularly subsea well access activity in Angola, while the decrease in Segment EBITDA margin primarily reflects a decrease in expected margins for the construction phase of our Congo production solutions project during the year ended December 31, 2024.

MENA

Revenue for MENA was $332.2 million for the year ended December 31, 2024, an increase of $98.7 million, or 42.3%, compared to $233.5 million for the year ended December 31, 2023. The increase in revenue was driven by higher well flow management activity in the KSA and Algeria, higher well construction revenue in United Arab Emirates, Egypt and Oman, and the Coretrax acquisition.

Segment EBITDA for MENA was $115.8 million, or 34.8% of revenue, during the year ended December 31, 2024, compared to $71.2 million, or 30.5% of revenue during the year ended December 31, 2023. The increase of $44.6 million was attributable to increased activity on higher-margin well flow management projects in Algeria and additional activity as a result of the Coretrax acquisition during the year ended December 31, 2024.

APAC

Revenue for APAC was $250.1 million for the year ended December 31, 2024, an increase of $3.6 million, or 1.5%, compared to $246.5 million for the year ended December 31, 2023. The increase in revenue was primarily due to increased well construction activity in Indonesia and Australia, well flow management revenue in Thailand and the Coretrax acquisition. This was partially offset by lower subsea well access activity in Australia.

Segment EBITDA for APAC was $57.7 million, or 23.1% of revenue, during the year ended December 31, 2024, compared to $1.8 million, or 0.7% of revenue, during the year ended December 31, 2023. The increase in Segment EBITDA was primarily due to increased activity, particularly the additional activity as a result of the Coretrax acquisition and non-repeat of unrecoverable LWI-related costs in APAC. Excluding $35.9 million of unrecoverable LWI-related costs during the year ended December 31, 2023, APAC Segment EBITDA would have been $37.7 million and APAC Segment EBITDA margin would have been 15.3%.

Corporate Costs

Corporate costs for the year ended December 31, 2024 increased by $24.0 million, or 22.6%, to $129.8 million, as compared to $105.9 million, for the year ended December 31, 2023. The increase in the corporate costs was due to higher research and development costs, higher corporate headcount, and Coretrax-related corporate costs. The remaining increase was generally proportional with increases in activity and revenue.

Equity in income of joint ventures

Equity in income of joint ventures for the year ended December 31, 2024 increased by $3.6 million, or 27.8%, to $16.4 million as compared to $12.9 million for the year ended December 31, 2023. The increase reflects higher income from our joint venture in China compared to the previous year.

Merger and integration expense

Merger and integration expense for the year ended December 31, 2024 increased by $6.6 million, to $16.3 million as compared to $9.8 million for the year ended December 31, 2023. The increase is attributable to the acquisition of Coretrax and ongoing integration expenses for the PRT and Coretrax acquisitions.

Severance and other expense

Severance and other expense for the year ended December 31, 2024 increased by $2.7 million, to $17.0 million as compared to $14.4 million for the year ended December 31, 2023. The increase was primarily attributable to the recognition of restructuring costs partially offset by a valuation adjustment of contingent consideration.

Stock-based compensation expense

Stock-based compensation expense for the year ended December 31, 2024 increased by $6.8 million, to $26.4 million as compared to $19.6 million for the year ended December 31, 2023. The increase is primarily attributable higher grant date fair value of stock-based compensation awarded in the 2024 annual LTIP grant cycle.

Foreign exchange loss

Foreign exchange loss for the year ended December 31, 2024 increased by $4.4 million, to $13.6 million as compared to $9.2 million for the year ended December 31, 2023. The change was primarily due to unfavorable changes in various exchange rates, including the Argentine Peso, and higher activity in jurisdictions with local currencies that depreciated relative to the U.S. dollar.

Interest and finance expense, net

Interest and finance expense, net, for the year ended December 31, 2024, was $12.5 million compared to $3.9 million for the year ended December 31, 2023. The increase in interest and finance expense of $8.6 million was primarily due to the Coretrax acquisition and the resulting higher average balances on our revolving credit facility in 2024.

Liquidity and Capital Resources

Liquidity

Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. As of December 31, 2024, total available liquidity was $320.3 million, including cash and cash equivalents and restricted cash of $184.7 million and $135.6 million available for borrowings under our Amended and Restated Facility Agreement. Expro believes these amounts, along with cash generated by ongoing operations, will be sufficient to meet future business requirements for the next 12 months and beyond. Our primary sources of liquidity have been cash flows from operations. Our primary uses of capital have been for capital expenditures, acquisitions and repurchases of company stock. We monitor potential capital sources, including equity and debt financing, in order to meet our investment and liquidity requirements.

Our total capital expenditures are estimated to range between $120.0 million and $130.0 million for 2025. Our total capital expenditures were $143.6 million for the year ended December 31, 2024, out of which approximately 90% were used for the purchase or manufacture of equipment to directly support customer-related activities and approximately 10% for other property, plant and equipment, inclusive of software costs. The actual amount of capital expenditures for the purchase and manufacture of equipment may fluctuate based on market conditions. We continue to focus on preserving and protecting our strong balance sheet, optimizing utilization of our existing assets and, where practical, limiting new capital expenditures.

On December 12, 2024, the Company’s Board of Directors (the “Board”) approved an extension to its stock repurchase program, pursuant to which the Company is authorized to acquire up to $100.0 million of its outstanding common stock from October 25, 2023 through November 24, 2025 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. During the years ended December 31, 2024 and 2023, we repurchased approximately 1.2 million shares in each year of our common stock under the Stock Repurchase Program for a total cost of approximately $14.2 million and $20.0 million, respectively. Approximately $75.8 million remained authorized for repurchases under the Stock Repurchase Program as of December 31, 2024, subject to the limitation set in our shareholder authorization for repurchases of our common stock.

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

Cash flow from operating, investing and financing activities

Cash flows provided by our operations, investing and financing activities are summarized below (in thousands):

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by operating activities	$169,479	$138,309	$80,169
Net cash used in investing activities	(165,143)	(148,232)	(71,206)
Net cash provided by (used in) financing activities	29,572	(49,339)	(25,612)
Effect of exchange rate changes on cash activities	(2,411)	(6,032)	(4,738)
Net increase (decrease) to cash and cash equivalents and restricted cash	$31,497	$(65,294)	$(21,387)

Analysis of cash flow changes between the years ended December 31, 2024 and 2023

Net cash provided by operating activities

Net cash provided by operating activities was $169.5 million during the year ended December 31, 2024 as compared to $138.3 million during the year ended December 31, 2023. The increase in net cash provided by operating activities of $31.2 million for the year ended December 31, 2024, was primarily driven by an increase in Adjusted EBITDA partially offset by an increase in working capital, and an increase in cash paid for severance and other expenses.

Net cash used in investing activities

Net cash used in investing activities was $165.1 million during the year ended December 31, 2024 as compared to $148.2 million during the year ended December 31, 2023, an increase of $16.9 million, which includes an increase in capital expenditures of $21.5 million.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $29.6 million during the year ended December 31, 2024 as compared to net cash used in financing activities of $49.3 million during the year ended December 31, 2023. The change in net cash provided by financing activities is primarily due to the net proceeds received from borrowings of $88.0 million and the decrease in repurchases of common stock of $5.9 million, partially offset by payment of acquisition-related contingent consideration of $13.9 million during the current year.

Off-balance sheet arrangements

We have outstanding letters of credit/guarantees that relate to performance bonds, custom/excise tax guaranties and facility lease/rental obligations. These were entered into in the ordinary course of business and are customary practices in the various countries where we operate. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either have, or are likely to have, a material effect on our consolidated financial statements. As of December 31, 2024, we had no material off-balance sheet financing arrangements other than those discussed above.

Critical accounting policies and estimates

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires Expro to make estimates and assumptions that affect the reported amounts of revenue and associated costs as well as reported amounts of assets and liabilities and related disclosures of contingent liabilities. Certain accounting policies involve judgments and uncertainties. We evaluate estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

No impairment expense was recorded for goodwill during the years ended December 31, 2024, 2023 and 2022. We used the income approach and the market approach to estimate the fair value of our reporting units. The income approach estimates the fair value by discounting the reporting unit’s estimated future cash flows using what we believe to be an appropriate risk-adjusted rate. The market approach includes the use of comparative multiples to corroborate the discounted cash flow results and involves significant judgment in the selection of the appropriate peer group companies and valuation multiples. The inputs used in the determination of fair value are generally level 3 inputs.

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

The discount rate that we use reflects the market rate of a portfolio of high-quality corporate bonds with maturities approximately matching the expected timing of payment of the related benefit obligations. The discount rates used to determine the benefit obligations for our principal pension plans were 5.4% in 2024, 4.5% in 2023 and 4.7% in 2022, reflecting market interest rates. As of December 31, 2024, we estimate that a 1% increase or decrease in the discount rate would result in an impact of approximately $16.4 million to our present value of defined benefit obligations as of December 31, 2024.

The expected rate of return on plan assets represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation are expected to be paid, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The weighted average expected rate of return on plan assets for the pension plans was 6.5% in 2024, 5.8% in 2023 and 5.6% in 2022. A change in the expected rate of return of 1% would impact our net periodic pension expense by $1.3 million.

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

We operate in over 50 countries. As a result, we are subject to numerous domestic and foreign taxing jurisdictions and tax agreements and treaties among various governments. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding future events, including the amount, timing and character of income, deductions, and tax credits. Changes in tax laws, regulations or agreements in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

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

As of December 31, 2024, we estimate that a 5% appreciation (depreciation) in USD would result in a change in our net income of approximately $0.9 million.

Interest rate risk

We are exposed to the impact of interest rate changes primarily through our borrowing activities. Borrowings under the Amended and Restated Facility Agreement bear interest at a rate per annum of the Secured Overnight Financing Rate (“SOFR”) subject to a 0.00% floor, plus an applicable margin of 3.75% (which is subject to a margin ratchet which reduces the margin in 4 step downs according to the Total Net Leverage Ratio (as defined in the Amended and Restated Facility Agreement)) for cash borrowings or 2.50% for letters of credit (which are similarly subject to a margin ratchet which reduces the margin in 4 step downs according to the Total Net Leverage Ratio). As of December 31, 2024, we had outstanding borrowings of $121.1 million. A 5% change in interest rates would have an approximate impact of $6.1 million on our results of operations and cash flows.

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

We extend credit to customers and other parties in the normal course of business and are thus subject to concentrations of customer credit risk. We have established various procedures to manage our credit exposure, including credit evaluations and maintaining an allowance for credit losses. We are also exposed to credit risk because our customers are concentrated in the oil and natural gas industry. This concentration of customers impacts overall exposure to credit risk because our customers may be similarly affected by changes in economic and industry conditions, including changes in oil and gas prices. We operate in over 50 countries and as such, our receivables are spread over many countries and customers. Accounts receivable in Algeria and the KSA represented approximately 12.8% and 12.8%, respectively, of our net accounts receivable balance as of December 31, 2024. No other country accounted for greater than 10% of our accounts receivable balance. Our customer base is comprised of a large number of IOC, NOC, Independents and service partners from all major oil and gas locations around the world. The majority of our accounts receivable are due for payment in less than 90 days and largely comprise amounts receivable from IOCs and NOCs. We closely monitor accounts receivable and raise provisions for expected credit losses where it is deemed appropriate.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Expro Group Holdings N.V.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Expro Group Holdings N.V. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Goodwill – All Reporting Units — Refer to Notes 2, 3, 4 and 15 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the discounted cash flow model and the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant assumptions related to short-term and long-term forecasts of operating performance, including revenue growth rates and profitability margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to the selection of the appropriate peer companies and valuation multiples. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment expense, or both. The goodwill balance was $348.9 million as of December 31, 2024, of which $102.4 million, $49.6 million, $164.5 million and $32.5 million was allocated to the ESSA, MENA, NLA and APAC reporting units, respectively. The fair value of all reporting units exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill as a critical audit matter because of the significant judgments made by management when developing the fair value of its reporting units, the high degree of auditor judgment in performing procedures and evaluating audit evidence related to management’s anticipated future cash flows and significant assumptions related to short-term and long-term forecasts of operating performance, revenue growth rates, profitability margins and discount rates, and an increased extent of audit effort, including the need to involve professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the short-term and long-term forecasts of operating performance, including revenue growth rates and profitability margins, and the selection of discount rates included the following, among others:

●	We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of each reporting unit, such as controls related to management’s forecasts and selection of the discount rates.

●	We evaluated management’s ability to accurately forecast future revenues and profitability margins by comparing actual results to management’s historical forecasts.

●	We evaluated the reasonableness of management’s short-term and long-term forecasts by comparing the forecasts to (1) historical results and (2) internal communications to management and the Board of Directors.

●	We evaluated the impact of changes in management’s forecast from October 31, 2024, the annual measurement date, to December 31, 2024.

●	With the assistance of our fair value specialists, we evaluated the terminal revenue growth rates and discount rates and developed a range of independent estimates and compared those to the terminal revenue growth rates and discount rates selected by management.

Business combinations and dispositions – Coretrax — Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of CTL UK Holdco Limited (“Coretrax”) on May 15, 2024 (the “Coretrax Acquisition”). The purchase price was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values. The largest long-lived asset classes acquired include Property, plant and equipment (“PP&E”) and Intangible assets, for which fair value was determined based on the cost approach for rental equipment, parts and tools, furniture & fixtures and computer equipment (collectively, “Personal Property”); and the income approach for trade name, patented technology, customer relationships, and assembled workforce (collectively, “Intangible Assets”).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We identified the valuation of Personal Property and Intangible Assets arising out of the Coretrax Acquisition as a critical audit matter because of the estimates made by management to determine the fair value of these assets for purposes of recording the Coretrax Acquisition. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists when performing audit procedures to determine the fair value of acquired Personal Property under the cost approach, including estimating the cost to replace or reproduce comparable assets adjusted for the remaining useful lives, and Intangible Assets under the income approach, including forecasting of expected future cash flows either through the use of the relief-from-royalty method or the multi-period excess earnings method, estimating the discount rates used to approximate their current value, and estimating the useful lives based on management’s historical experience and expectations as to the duration of time that benefits from these assets are expected to be realized.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of Personal Property and Intangible Assets acquired as part of the Coretrax Acquisition included the following, among others:

●	We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the assumptions used in the cost and income approach for Personal Property and Intangible Assets, respectively, and reviewing the work of management’s third-party specialists.

●	We evaluated whether the estimated future cash flows used in the income approach for Intangible Assets were consistent with projections used by the Company, as well as evidence obtained in other areas of the audit.

●	With the assistance of our fair value specialists, and in respect to the Personal Property acquired, we evaluated the reasonableness of the valuation methodology, current market data, and the cost to replace or reproduce comparable assets and developed a range of independent estimates and compared to those used by management.

●	With the assistance of our fair value specialists, and in respect to the Intangible Assets acquired, we evaluated the terminal growth rate and discount rate and developed a range of independent estimates and compared those to the terminal revenue growth rate and discount rate selected by management.

●	We considered any events or transactions occurring after the Coretrax Acquisition closing date that may indicate a different valuation for the assets acquired and liabilities assumed.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 25, 2025

We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Expro Group Holdings N.V.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Expro Group Holdings N.V. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024 of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Controls, appearing in Item 9A, management excluded from its assessment the internal control over financial reporting at Coretrax, which was acquired on May 15, 2024, and whose financial statements constitute 5% and approximately 6% of total assets and revenue, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Coretrax.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 25, 2025

EXPRO GROUP HOLDINGS N.V.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Total revenue	$1,712,802	$1,512,764	$1,279,418
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization	(1,333,365)	(1,241,295)	(1,057,356)
General and administrative expense, excluding depreciation and amortization	(88,421)	(64,254)	(58,387)
Depreciation and amortization expense	(163,468)	(172,260)	(139,767)
Merger and integration expense	(16,334)	(9,764)	(13,620)
Severance and other expense	(17,048)	(14,388)	(7,825)
Total operating cost and expenses	(1,618,636)	(1,501,961)	(1,276,955)
Operating income	94,166	10,803	2,463
Other (expenses) income, net	(105)	1,234	3,149
Interest and finance expense, net	(12,517)	(3,943)	(241)
Income before taxes and equity in income of joint ventures	81,544	8,094	5,371
Equity in income of joint ventures	16,422	12,853	15,731
Income before income taxes	97,966	20,947	21,102
Income tax expense	(46,048)	(44,307)	(41,247)
Net income (loss)	$51,918	$(23,360)	$(20,145)

Earnings (loss) per common share:
Basic	$0.45	$(0.21)	$(0.18)
Diluted	$0.45	$(0.21)	$(0.18)
Weighted average common shares outstanding:
Basic	114,762,477	109,161,453	109,072,761
Diluted	115,829,638	109,161,453	109,072,761

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$51,918	$(23,360)	$(20,145)
Other comprehensive (loss) income:
Actuarial (loss) gain on defined benefit plans	(7,396)	(4,529)	7,440
Amortization of prior service credit	(452)	(702)	(249)
Other comprehensive (loss) income	(7,848)	(5,231)	7,191
Comprehensive income (loss)	$44,070	$(28,591)	$(12,954)

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2024	2023
Assets:
Current assets
Cash and cash equivalents	$183,036	$151,741
Restricted cash	1,627	1,425
Accounts receivable, net	517,570	469,119
Inventories	159,040	143,325
Income tax receivables	28,641	27,581
Other current assets	74,132	58,409
Total current assets	964,046	851,600

Property, plant and equipment, net	563,697	513,222
Investments in joint ventures	73,012	66,402
Intangible assets, net	298,856	239,716
Goodwill	348,918	247,687
Operating lease right-of-use assets	66,640	72,310
Non-current accounts receivable, net	7,432	9,768
Other non-current assets	10,940	12,302
Total assets	$2,333,541	$2,013,007

Liabilities and stockholders’ equity:
Current liabilities
Accounts payable and accrued liabilities	$340,298	$326,125
Income tax liabilities	52,436	45,084
Finance lease liabilities	2,234	1,967
Operating lease liabilities	17,253	17,531
Other current liabilities	72,209	98,144
Total current liabilities	484,430	488,851

Long-term borrowings	121,065	20,000
Deferred tax liabilities, net	44,310	22,706
Post-retirement benefits	10,430	10,445
Finance lease liabilities	14,006	16,410
Operating lease liabilities	48,488	54,976
Uncertain tax positions	74,526	59,544
Other non-current liabilities	44,802	44,202
Total liabilities	842,057	717,134

Commitments and contingencies (Note 18)

Stockholders’ equity:
Common stock, €0.06 nominal value, 200,000,000 shares authorized, 121,090,661 and 113,389,911 shares issued and 116,295,090 and 110,029,694 shares outstanding	8,488	8,062
Treasury stock (at cost), 4,795,571 and 3,360,217 shares	(83,420)	(64,697)
Additional paid-in capital	2,079,161	1,909,323
Accumulated other comprehensive income	14,470	22,318
Accumulated deficit	(527,215)	(579,133)
Total stockholders’ equity	1,491,484	1,295,873
Total liabilities and stockholders’ equity	$2,333,541	$2,013,007

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$51,918	$(23,360)	$(20,145)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	163,468	172,260	139,767
Equity in income of joint ventures	(16,422)	(12,853)	(15,731)
Stock-based compensation expense	26,352	19,574	18,486
Changes in fair value of investments	-	-	1,199
Elimination of unrealized profit on sales to joint ventures	4	4,159	-
Deferred taxes	(5,765)	(10,478)	(1,326)
Unrealized foreign exchange losses	5,861	5,658	6,116
Changes in fair value of contingent consideration	(6,079)	576	-
Changes in assets and liabilities:
Accounts receivable, net	(17,301)	(34,895)	(97,758)
Inventories	4,931	10,575	(26,037)
Other assets	(12,388)	(16,745)	4,365
Accounts payable and accrued liabilities	(11,076)	34,600	35,491
Other liabilities	(19,813)	(18,275)	31,435
Income taxes, net	11,905	8,798	10,209
Dividends received from joint ventures	8,231	8,329	7,283
Other	(14,347)	(9,614)	(13,185)
Net cash provided by operating activities	169,479	138,309	80,169

Cash flows from investing activities:
Capital expenditures	(143,576)	(122,110)	(81,904)
Payment for acquired businesses, net of cash acquired	(31,967)	(28,707)	-
Proceeds from settlement of contingent consideration	7,500	-	-
Acquisition of technology	-	-	(7,967)
Proceeds from disposal of assets	2,900	2,013	7,279
Proceeds from sale / maturity of investments	-	572	11,386
Net cash used in investing activities	(165,143)	(148,232)	(71,206)

Cash flows from financing activities:
Release of (cash pledged for) collateral deposits	1,170	(217)	(70)
Payment of contingent consideration	(13,873)	-	-
Payments of loan issuance and other transaction costs	-	-	(132)
Proceeds from long-term borrowings	117,269	50,000	-
Repayments of long-term borrowings	(44,351)	(65,096)	-
Repurchase of common stock	(14,155)	(20,024)	(12,996)
Payment of withholding taxes on stock-based compensation plans	(3,431)	(2,559)	(4,168)
Repayment of financed insurance premium	(10,920)	(9,317)	(7,245)
Repayments of finance leases	(2,137)	(2,126)	(1,001)
Net cash provided by (used in) financing activities	29,572	(49,339)	(25,612)

Effect of exchange rate changes on cash and cash equivalents	(2,411)	(6,032)	(4,738)
Net increase (decrease) to cash and cash equivalents and restricted cash	31,497	(65,294)	(21,387)
Cash and cash equivalents and restricted cash at beginning of year	153,166	218,460	239,847
Cash and cash equivalents and restricted cash at end of year	$184,663	$153,166	$218,460

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.

Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
				Additional	other		Total
	Common stock		Treasury	paid-in	comprehensive	Accumulated	Stockholders’
	Shares	Value	Stock	capital	income	deficit	Equity
Balance at January 1, 2022	109,143	$7,844	$(22,785)	$1,827,782	$20,358	$(535,628)	$1,297,571

Net loss	-	-	-	-	-	(20,145)	(20,145)
Other comprehensive income	-	-	-	-	7,191	-	7,191
Stock-based compensation expense	-	-	-	18,486	-	-	18,486
Common shares issued upon vesting of share-based awards	1,013	67	-	810	-	-	877
Repurchase of common stock	(1,100)		(12,995)	-	-	-	(12,995)
Treasury shares withheld	(312)	-	(5,090)	-	-	-	(5,090)
Balance at December 31, 2022	108,744	$7,911	$(40,870)	$1,847,078	$27,549	$(555,773)	$1,285,895

Net loss	-	-	-	-	-	(23,360)	(23,360)
Other comprehensive loss	-	-	-	-	(5,231)	-	(5,231)
Stock-based compensation expense	-	-	-	19,574	-	-	19,574
Common shares issued upon vesting of share-based awards	836	46	-	1,866	-	-	1,912
Repurchase of common stock	(1,199)	-	(20,024)	-	-	-	(20,024)
Treasury shares withheld	(195)	-	(3,803)	-	-	-	(3,803)
PRT Acquisition	1,844	105		40,805			40,910
Balance at December 31, 2023	110,030	$8,062	$(64,697)	$1,909,323	$22,318	$(579,133)	$1,295,873

Net income	-	-	-	-	-	51,918	51,918
Other comprehensive loss	-	-	-	-	(7,848)	-	(7,848)
Stock-based compensation expense	-	-	-	26,352	-	-	26,352
Common shares issued upon vesting of share-based awards	950	53	-	1,094	-	-	1,147
Coretrax Acquisition	6,750	373	-	142,392	-	-	142,765
Repurchase of common stock	(1,200)	-	(14,155)	-	-	-	(14,155)
Treasury shares withheld	(235)	-	(4,568)	-	-	-	(4,568)
Balance at December 31, 2024	116,295	$8,488	$(83,420)	$2,079,161	$14,470	$(527,215)	$1,491,484

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

1.	Business description

With roots dating to 1938, Expro Group Holdings N.V. (the “Company,” “Expro,” “we,” “our” or “us”) is a global provider of energy services with operations in over 50 countries. The Company’s portfolio of capabilities includes products and services related to well construction, well flow management, subsea well access, and well intervention and integrity. The Company’s portfolio of products and services enhance production and improve recovery across the well lifecycle, from exploration through abandonment.

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

On December 12, 2024, the Company’s Board of Directors (the “Board”) approved an extension to its stock repurchase program, pursuant to which the Company is authorized to acquire up to $100.0 million of its outstanding common stock from October 25, 2023 through November 24, 2025 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. During the years ended  December 31, 2024 and 2023, we repurchased approximately 1.2 million shares in each year of our common stock under the Stock Repurchase Program for a total cost of approximately $14.2 million and $20.0 million, respectively.

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

We operate in over 50 countries and are subject to domestic and numerous foreign taxing jurisdictions. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions, and tax credits. Changes in tax laws, regulations or agreements in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

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

The defined benefit pension asset or liability on the consolidated balance sheets includes the total of the present value of the defined benefit obligation computed using a discount rate based on high quality corporate bonds, less, the fair value of plan assets out of which the obligations are to be settled directly for each plan (excluding those from annuity policies as such amounts have an immaterial impact on our consolidated financial statements). Fair value is based on market price information and, in the case of quoted securities, is the published bid price.

Defined Contribution Plans

The costs of providing benefits under a defined contribution plan are expensed at the time contributions become payable to the respective plan.

Stock-based compensation

Effective May 25, 2022 the Expro Group Holdings N.V. 2022 Long-Term Incentive Plan (the “2022 LTIP” plan) was adopted and established by the Board and approved by the Company’s stockholders and superseded existing plans. Pursuant to the 2022 LTIP, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other types of equity and cash incentive awards may be granted to employees, non-employee directors and consultants.

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

The grant date fair value of the RSUs, which are not entitled to receive dividends until vested, is measured by reducing the Company’s closing stock price as of the day before the grant date by the present value of the dividends expected to be paid during the requisite vesting period, discounted at the appropriate risk-free interest rate. The grant date fair value and compensation expense of Performance Restricted Stock Unit (“PRSU”) grants is estimated based on a Monte Carlo simulation using the Company’s closing stock price as of the day before the grant date.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Research and development

Research and development costs are expensed as incurred and relate to spending for new product development and innovation and includes internal engineering, materials and third-party costs. We incurred $17.2 million, $11.4 million and $7.3 million of research and development costs for the years ended December 31, 2024, 2023 and 2022, respectively, which are included in “Cost of revenue, excluding depreciation and amortization” in the consolidated statements of operations.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. ASU 2023-07 is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company has adopted this standard which resulted in disclosure changes only. See Note 5 “Business segment reporting” for further detail.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense” (“ASU 2024-03”), which is intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. This ASU requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. The amendments in ASU 2024-03 is effective for the Company for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our disclosures.

All other recently issued ASUs were assessed and were either determined to be not applicable or are expected to have an immaterial impact on our consolidated financial position, results of operations and cash flows.

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

PRT Offshore

On October 2, 2023 (the “PRT Closing Date”), Professional Rental Tools, LLC (“PRT” or “PRT Offshore”), was acquired (the “PRT Acquisition”) from PRT Partners, LLC by our wholly owned subsidiary, EPSH. The acquisition will enable Expro to expand its portfolio of cost-effective, technology-enabled services and solutions within the subsea well access sector in the North and Latin America region and is expected to accelerate the growth of PRT Offshore’s surface equipment offering in the Europe and Sub-Saharan Africa and Asia Pacific regions. The fair value of consideration for the PRT Acquisition was $90.8 million, including cash consideration of $21.6 million, net of cash received, equity consideration of $40.9 million, and contingent consideration of $13.2 million. As of December 31, 2023, we had accrued $1.5 million of the cash consideration related to standard holdback provisions. During the second quarter of 2024, we paid $0.6 million for the settlement of the true-up for working capital adjustments.

The contingent consideration arrangement required the Company to pay the former owners of PRT additional consideration based on PRT’s financial performance during the four quarters following closing. The fair value of the contingent consideration arrangement of $13.2 million was estimated by applying the income approach and was reflected in “Other current liabilities” on the consolidated balance sheets. That measure was based on significant inputs that are not observable in the market, referred to as Level 3 inputs in accordance with ASC 820. To the extent our estimates and assumptions changed during the measurement period and such changes were based on facts and circumstances that existed as of the PRT Closing Date, an adjustment to the contingent consideration liability was recorded with an offsetting adjustment to goodwill. To the extent our estimates and assumptions changed based on facts and circumstances subsequent to the PRT Closing Date or after the measurement period, an adjustment to the contingent consideration liability was recorded with an offsetting adjustment to earnings during the applicable period. The contingent consideration was settled for $18.4 million and was paid during the fourth quarter of 2024.

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

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

The contingent consideration arrangement required the Company to pay the former owners of Coretrax additional consideration based on Expro’s stock price and foreign exchange rate movement during a period of up to 150 days following the Coretrax Closing Date. The fair value of the contingent consideration arrangement of $3.3 million was estimated based on a Monte Carlo valuation model which used the historic performance of Expro’s stock price and the GBP to USD exchange rate and was reflected in “Other current liabilities” on the consolidated balance sheet. That measure was based on significant inputs that are not observable in the market, referred to as Level 3 inputs in accordance with ASC 820. To the extent our estimates and assumptions changed during the measurement period and such changes were based on facts and circumstances that existed as of the Coretrax Closing Date, an adjustment to the contingent consideration liability was recorded with an offsetting adjustment to goodwill. To the extent our estimates and assumptions changed based on facts and circumstances subsequent to the Coretrax Closing Date or after the measurement period, an adjustment to the contingent consideration liability was recorded with an offsetting adjustment to earnings during the applicable period.

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

	Initial allocation of the consideration	Measurement period adjustments	Allocation of the consideration as of December 31, 2024
Cash and cash equivalents	$9,315	$-	$9,315
Accounts receivables, net	31,414	(174)	31,240
Inventories	16,933	-	16,933
Other current assets	3,170	(31)	3,139
Property, plant and equipment	28,685	-	28,685
Goodwill	95,773	4,542	100,315
Intangible assets	101,650	-	101,650
Operating lease right-of-use assets	2,581	-	2,581
Total assets	289,521	4,337	293,858

Accounts payable and accrued liabilities	25,529	-	25,529
Operating lease liabilities	825	-	825
Current tax liabilities	1,300	(683)	617
Other current liabilities	11,098	3,076	14,174
Non-current tax liabilities	8,096	1,752	9,848
Deferred tax liabilities	25,616	683	26,299
Non-current operating lease liabilities	1,756	-	1,756
Long-term borrowings	28,147	-	28,147
Total liabilities	102,367	4,828	107,195

Fair value of net assets acquired	$187,154	$(491)	$186,663

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

Revenue and earnings of the acquirees

The results of operations for the Coretrax Acquisition since the Coretrax Closing Date have been included in our consolidated financial statements for the year ended December 31, 2024. The amount of revenue of Coretrax included in the accompanying consolidated statements of operations was approximately $88.2 million for the year ended December 31, 2024.

Supplemental pro forma financial information

The Company has determined the estimated unaudited pro forma financial information to be immaterial for the years ended December 31, 2024 and 2023, assuming the DeltaTek Acquisition, PRT Acquisition and Coretrax Acquisition had been completed as of January 1, 2024 and 2023, respectively. This is not necessarily indicative of the results that would have occurred had the DeltaTek Acquisition, PRT Acquisition and Coretrax Acquisition been completed on the respective dates indicated or of future operating results.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

4.	Fair value measurements

Recurring Basis

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of December 31, 2024 and 2023, were as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$7,432	-	$7,432
Liabilities:
Contingent consideration liabilities	-	-	11,026	11,026
Long-term borrowings	-	121,065	-	121,065
Finance lease liabilities	-	16,240	-	16,240

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$9,768	-	$9,768
Liabilities:
Contingent consideration liabilities	-	-	24,705	24,705
Long-term borrowings	-	20,701	-	20,701
Finance lease liabilities	-	18,377	-	18,377

We have certain contingent consideration liabilities related to acquisitions which are measured at fair value using Level 3 inputs. The amount of contingent consideration due to the sellers is based on the achievement of agreed-upon financial performance metrics by the acquired company, as determined by the terms of the contingent consideration agreements with the sellers of each acquired company. We record a liability at the time of the acquisition based on the present value of management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. After the date of acquisition, we update the original valuation to reflect the passage of time and current projections of future results of the acquired companies. Accretion of, and changes in the valuations of, contingent consideration are reported on the consolidated statement of operations within “Severance and other expense.”

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Goodwill

For the years ended December 31, 2024, 2023 and 2022, we performed quantitative goodwill impairment assessments as of our annual testing date and determined that the fair value was substantially in excess of the carrying value for each reporting unit. Accordingly, no impairment expense related to goodwill was recorded during the years ended December 31, 2024, 2023 and 2022.

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

Long-lived Assets

The Company did not identify any indicators of impairment related to our long-lived assets during the years ended December 31, 2024, 2023 and 2022.

Financial Instruments

The estimated fair values of the Company’s financial instruments have been determined at discrete points in time based on relevant market information. The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and accrued liabilities and interest-bearing loans. The carrying amounts of the Company’s financial instruments other than interest bearing loans approximate fair value due to the short-term nature of the items. The Company has $121.1 million of outstanding borrowings on its interest-bearing loan as of December 31, 2024.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

5.	Business segment reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), which is our chief executive officer (“CEO”), in deciding how to allocate resources and assess performance. Our operations are comprised of four operating segments which also represent our reportable segments and are aligned with our geographic regions as below:

●	North and Latin America (“NLA”),
●	Europe and Sub-Saharan Africa (“ESSA”),
●	Middle East and North Africa (“MENA”), and
●	Asia-Pacific (“APAC”).

Each reportable segment provides products and services in well construction, well flow management, subsea well access and well intervention and integrity to operators within their respective geographic regions. The reportable segments are separately managed business units consistent with the way our CODM manages the business. Activity in each region may vary and may not be responsive to changes in the broader global oil and gas market, and demand for our various offerings will generally benefit all product lines in that region. Assets used in support of our operations can in many instances be moved from country to country within a region, with relative ease as compared to moving between regions, in order to address demand.

The accounting policies of the segments are the same as those described in Note 2 “Basis of presentation and significant accounting policies.”

Our CODM regularly evaluates the performance of our operating segments using Segment EBITDA, which we define as income (loss) before income taxes adjusted for corporate costs, equity in income of joint ventures, depreciation and amortization expense, impairment expense, severance and other expense, gain (loss) on disposal of assets, foreign exchange (gains) losses, merger and integration expense, other income (expenses), net, interest and finance expense, net and stock-based compensation expense.

The CODM uses Segment EBITDA to allocate resources (including employees, property and capital resources) to each segment predominantly in the annual budget and forecasting process. Our CODM assesses the performance using Segment EBITDA to compare the results of each segment with one another and considers budget-to-actual variances on a monthly basis. Our CODM also uses segment EBITDA to evaluate product pricing and determine the compensation of certain employees.

The following tables presents our revenue, significant segment expenses and Segment EBITDA disaggregated by our operating segments and reconciliation to income before income taxes (in thousands):

	Year Ended December 31, 2024
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$566,048	$564,440	$332,216	$250,098	$1,712,802
Compensation and related cost	(214,182)	(194,237)	(119,892)	(94,514)
Cost of product, materials, and supplies	(157,197)	(181,415)	(72,598)	(82,483)
Other (1)	(52,692)	(43,413)	(23,954)	(15,421)
Total Segment EBITDA	$141,977	$145,375	$115,772	$57,680	$460,804
Corporate costs (2)					(129,823)
Equity in income of joint ventures					16,422
Depreciation and amortization expense					(163,468)
Merger and integration expense					(16,334)
Severance and other expense					(17,048)
Stock-based compensation expense					(26,352)
Foreign exchange losses					(13,613)
Other expenses, net					(105)
Interest and finance expense, net					(12,517)
Income before income taxes					$97,966

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2023
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$511,800	$520,951	$233,528	$246,485	$1,512,764
Compensation and related cost	(186,449)	(171,110)	(85,447)	(94,655)
Cost of product, materials, and supplies	(139,228)	(172,670)	(55,739)	(133,773)
Other (1)	(53,254)	(41,164)	(21,141)	(16,252)
Total Segment EBITDA	$132,869	$136,007	$71,201	$1,805	$341,882
Corporate costs (2)					(105,855)
Equity in income of joint ventures					12,853
Depreciation and amortization expense					(172,260)
Merger and integration expense					(9,764)
Severance and other expense					(14,388)
Stock-based compensation expense					(19,574)
Foreign exchange losses					(9,238)
Other income, net					1,234
Interest and finance expense, net					(3,943)
Income before income taxes					$20,947

	Year Ended December 31, 2022
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$499,813	$389,342	$201,495	$188,768	$1,279,418
Compensation and related cost	(183,326)	(168,737)	(71,185)	(77,883)
Cost of product, materials, and supplies	(136,876)	(110,771)	(43,672)	(90,588)
Other (1)	(44,375)	(35,153)	(23,323)	(15,447)
Total Segment EBITDA	$135,236	$74,681	$63,315	$4,850	$278,082
Corporate costs (2)					(87,580)
Equity in income of joint ventures					15,731
Depreciation and amortization expense					(139,767)
Merger and integration expense					(13,620)
Severance and other expense					(7,825)
Stock-based compensation expense					(18,486)
Foreign exchange losses					(8,341)
Other income, net					3,149
Interest and finance expense, net					(241)
Income before income taxes					$21,102

(1)	Other segment expenses consists primarily of facilities, sales and purchase tax, motor vehicles, insurance, professional and other costs.
(2)	Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments but are not attributable to a particular operating segment, including central product line management, research, engineering and development, logistics, sales and marketing and health and safety.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

We are a Netherlands based company and we derive our revenue from services and product sales to customers primarily in the oil and gas industry. One customer in our ESSA segment accounted for 10.5% and 12.5% of our revenue in the years ended December 31, 2024 and 2023, respectively. No single customer accounted for more than 10% of our revenue for the year ended December 31, 2022. The revenue generated in the Netherlands was immaterial for the years ended December 31, 2024, 2023 and 2022. The revenue generated in the U.S. was 17.6%, 18.4% and 21.2% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. Other than the U.S., no individual country represented more than 10% of our revenue for the years ended December 31, 2024, 2023 and 2022.

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

	December 31,
	2024	2023
NLA	$793,666	$709,600
ESSA	581,866	519,939
MENA	425,266	351,379
APAC	221,601	190,398
Assets held centrally	311,142	241,691
Total	$2,333,541	$2,013,007

The following table presents our capital expenditures disaggregated by our operating segments (in thousands):

	Year Ended December 31,
	2024	2023
NLA	$63,719	$34,955
ESSA	28,226	25,232
MENA	33,518	38,673
APAC	12,073	18,056
Assets held centrally	6,040	5,194
Total	$143,576	$122,110

6.	Revenue

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by geography, as disclosed in Note 5 above, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Additionally, we disaggregate our revenue into areas of capability.

The following table sets forth the total amount of revenue by areas of capability as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Well construction	$573,005	$533,556	$500,438
Well management	1,139,797	979,208	778,980
Total	$1,712,802	$1,512,764	$1,279,418

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

Contract balances consisted of the following as of December 31, 2024 and  December 31, 2023 (in thousands):

	December 31,
	2024	2023
Trade receivable, net (included within accounts receivable, net)	$371,102	$222,591
Unbilled receivables (included within accounts receivable, net)	$149,547	$203,689
Contract assets (included within accounts receivable, net)	$4,353	52,607
Deferred revenue (included within other liabilities)	$7,108	$27,206

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

The Company recognized revenue of $25.3 million, $49.8 million and $15.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, out of the deferred revenue balance as of the beginning of the applicable year.

As of December 31, 2024, $3.8 million of our deferred revenue was classified as current and is included in “Other current liabilities” on the consolidated balance sheets, with the remainder classified as non-current and included in “Other non-current liabilities” on the consolidated balance sheets.

Transaction price allocated to remaining performance obligations

Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. We have elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less and for our long-term contracts we have a right to consideration from customers in an amount that corresponds directly with the value to the customer of the performance completed to date. With respect to our long term construction contracts, revenue allocated to remaining performance obligations is immaterial as of December 31, 2024.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

7.	Income taxes

The components of income tax expense for the years ended  December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current tax:
Netherlands	$2,141	$518	$283
Foreign	48,584	54,267	42,308
Total current tax	50,725	54,785	42,591
Deferred tax:
Netherlands	-	-	-
Foreign	(4,677)	(10,478)	(1,344)
Total deferred tax	(4,677)	(10,478)	(1,344)
Income tax expense	$46,048	$44,307	$41,247

The Netherlands and foreign components of income from continuing operations before income taxes and equity in income of joint ventures for the years ended  December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Netherlands	$(13,544)	$(5,232)	$(13,984)
Foreign	95,088	13,326	19,355
Total	$81,544	$8,094	$5,371

The provision for income taxes differs from the amount computed by applying Netherlands statutory income tax rate of 25.8% in effect as of December 31, 2024, (2023: 25.8%) to income from continuing operations before taxes and equity in joint ventures for the reasons below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Statutory tax rate	25.8%	25.8%	25.8%

Income tax expense at statutory rate	$21,041	$2,089	$1,387
Permanent differences	6,616	9,332	12,187
Effect of overseas tax rates	7,158	30,572	(4,024)
Net tax charge related to attributes with full valuation allowance	(9,247)	(7,408)	28,267
Exempt dividends from joint ventures	(276)	-	(2,649)
Return to provision adjustments	(4,719)	(884)	(5,966)
Withholding taxes	12,545	3,479	3,029
Foreign exchange movements on tax balances	3,766	2,908	694
Movement in uncertain tax positions	6,101	2,958	8,322
Others	3,063	1,261
Income tax expense	$46,048	$44,307	$41,247

Effective tax rate	56.5%	547.4%	768.0%

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Deferred tax assets and liabilities are recorded for the anticipated future tax effects of temporary differences between the financial statement basis and tax basis of our assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are projected to reverse.

The primary components of our deferred tax assets and liabilities as of  December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$769,518	$760,720
Employee compensation and benefits	8,817	10,224
Depreciation	82,188	77,174
Other	60,698	53,202
Investment in partnership	12,443	-
Intangibles	13,114	13,485
Valuation allowance	(872,365)	(862,201)
Total deferred tax assets	74,413	52,604
Deferred tax liabilities:
Depreciation	(46,004)	(26,172)
Goodwill and other intangibles	(52,773)	(32,955)
Investment in partnership	(289)	(1,274)
Other	(19,657)	(14,909)
Total deferred tax liabilities	(118,723)	(75,310)
Net deferred tax liabilities	$(44,310)	$(22,706)

We recognize a valuation allowance where it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of a deferred tax asset is dependent upon the ability to generate sufficient taxable income in the appropriate taxing jurisdictions where the deferred tax assets are initially recognized.

The changes in valuation allowances were as follows (in thousands):

	Year Ended December 31
	2024	2023	2022
Balance at the beginning of the period	$862,200	$881,286	$829,087
Additions	168,732	88,497	146,451
Reductions	(158,567)	(107,582)	(94,252)
Balance at end of period	$872,365	$862,201	$881,286

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards (“NOLs”) excluding interest limitations of approximately $608.6 million, net of existing Section 382 (as defined below) limitations. $144.7 million of these NOLs were incurred prior to January 1, 2018 and will begin to expire, if unused, in 2036. $463.9 million of these NOLs were incurred on or after January 1, 2018 and will not expire and will be carried forward indefinitely.

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

As of December 31, 2024, we did not recognize deferred taxes on the accumulated unremitted earnings of our foreign subsidiaries, which we consider indefinitely reinvested. Any additional taxes due with respect to the reversal of the outside basis difference in our foreign subsidiaries as a result of a repatriation would generally be limited to the tax effect of currency gains or losses, capital gains, foreign withholding, and state taxes. It is not practical to estimate the amount of tax that could ultimately be due if such earnings were remitted. However, if our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated financial statements.

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The Company is subject to income taxation in many jurisdictions around the world. The following table presents the changes in our uncertain tax positions as of December 31, 2024 and 2023 (in thousands):

	Year ended December 31
	2024	2023
Balance at the beginning of the period	$89,644	$88,137
Additions based on tax positions related to current period	4,292	3,042
Additions for tax positions of prior year period	2,108	2,125
Additions in relation to the Coretrax Acquisition	9,848	-
Settlements with tax authorities	(71)	(1,945)
Reductions for tax positions of prior years	(30,357)	(714)
Reductions due to the lapse of statute of limitations	(42)	(976)
Effect of changes in foreign exchange rates	(896)	(25)
Balance at the end of the period	$74,526	$89,644

The amounts above include penalties and interest of $12.7 million and $11.6 million for the years ended December 31, 2024 and 2023, respectively. We classify penalties and interest relating to uncertain tax positions within income tax expense in the consolidated statements of operations.

Approximately $74.5 million and $59.5 million of unrecognized tax benefits as of December 31, 2024 and 2023 respectively, included in “Other non-current liabilities” on the consolidated balance sheets, would positively impact our future rate and be recognized as additional tax benefit in our statement of operations if resolved in our favor.

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

In 2021 the Organization for Economic Co-operation and Development (“OECD”) announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. We have evaluated the impact of the OECD’s Pillar 2 rules and determined they do not have a material impact on our consolidated financial statements.

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

The carrying value of our investment in joint ventures as of  December 31, 2024 and 2023 was as follows (in thousands):

	December 31,
	2024	2023
CETS	$70,696	$62,704
PVD-Expro	2,316	3,698
Total	$73,012	$66,402

9.	Accounts receivable, net

Accounts receivable, net consisted of the following as of  December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Accounts receivable	$545,117	$497,135
Less: Expected credit losses	(20,115)	(18,248)
Total	$525,002	$478,887

Current	$517,570	$469,119
Non – current	7,432	9,768
Total	$525,002	$478,887

The movement of expected credit losses for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$18,248	$12,680	$9,392
Additions	2,464	6,139	4,096
Deductions	(597)	(571)	(808)
Balance at end of year	$20,115	$18,248	$12,680

10.	Inventories

Inventories consisted of the following as of  December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Finished goods	$13,318	$25,854
Raw materials, equipment spares and consumables	143,496	99,011
Work-in progress	2,226	18,460
Total	$159,040	$143,325

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

11.	Other assets and liabilities

Other assets consisted of the following as of  December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Prepayments	$34,736	$28,725
Value-added tax receivables	27,453	20,622
Collateral deposits	716	1,886
Deposits	9,396	8,912
Other	12,771	10,566
Total	$85,072	$70,711

Current	$74,132	$58,409
Non – current	10,940	12,302
Total	$85,072	$70,711

Other liabilities consisted of the following as of  December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Deferred revenue	$7,108	$27,206
Other tax and social security	32,648	34,004
Provisions	48,042	38,576
Contingent consideration liabilities	11,026	24,705
Other	18,187	17,855
Total	$117,011	$142,346

Current	$72,209	$98,144
Non – current	44,802	44,202
Total	$117,011	$142,346

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

12.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following as of  December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Accounts payable – trade	$143,727	$146,759
Payroll, vacation and other employee benefits	45,675	43,924
Accruals for goods received not invoiced	15,469	22,921
Other accrued liabilities	135,427	112,521
Total	$340,298	$326,125

13.	Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of  December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Cost:
Land	$22,176	$22,176
Land improvement	3,332	3,332
Buildings and lease hold improvements	107,110	100,404
Plant and equipment	1,128,525	971,178
	1,261,143	1,097,090
Less: accumulated depreciation	(697,446)	(583,868)
Total	$563,697	$513,222

The carrying amount of our property, plant and equipment recognized in respect of assets held under finance leases as of  December 31, 2024 and 2023 and included in amounts above is as follows (in thousands):

	December 31,
	2024	2023
Cost:
Buildings	$23,624	$23,859
Plant and equipment	236	589
	23,860	24,448
Less: accumulated amortization	(11,694)	(10,315)
Total	$12,166	$14,133

Depreciation expense related to property, plant and equipment, including assets under finance leases, was $115.5 million, $133.4 million and $102.3 million for the years ended  December 31, 2024, 2023 and 2022, respectively.

No impairment expense related to property, plant, and equipment was recognized for the years ended December 31, 2024, 2023 and 2022.

No assets held for sale were sold during the year ended December 31, 2024. During the years ended December 31, 2023 and 2022 assets held for sale were sold for net proceeds of $2.0 million and $6.3 million, respectively.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

14.	Intangible assets, net

The following table summarizes our intangible assets comprising of Customer Relationships & Contracts (“CR&C”), Trademarks, Technology and Software as of  December 31, 2024 and 2023 (in thousands):

	December 31, 2024			December 31, 2023			December 31, 2024
		Accumulated			Accumulated		Weighted
	Gross	impairment		Gross	impairment		average
	carrying	and	Net book	carrying	and	Net book	remaining
	amount	amortization	value	amount	amortization	value	life (years)
CR&C	$302,605	$(164,817)	$137,788	$256,835	$(139,302)	$117,533	7.2
Trademarks	64,244	(41,141)	23,103	58,977	(36,578)	22,399	5.2
Technology	229,022	(95,713)	133,309	179,154	(82,266)	96,888	11.3
Software	21,494	(16,838)	4,656	15,248	(12,352)	2,896	1.0
Total	$617,365	$(318,509)	$298,856	$510,214	$(270,498)	$239,716	8.8

Amortization expense for intangible assets was $48.0 million, $38.5 million and $37.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table summarizes the intangible assets which were acquired pursuant to the Coretrax Acquisition in 2024 (in thousands):

	Acquired Fair Value	Weighted average life (years)
Coretrax:
CR&C	$45,883	13.0
Trademarks	5,251	5.0
Software	648	1.0
Technology	49,868	10-15
Total	$101,650	13.0

The following table summarizes the intangible assets which were acquired pursuant to the DeltaTek Acquisition and the PRT Acquisition during 2023 (in thousands):

	Acquired Fair Value	Weighted average life
DeltaTek:
CR&C	$2,571	6.0
Trademarks	257	5.0
Technology	8,237	15.0
Total	$11,065	12.7

PRT:
CR&C	$32,048	10.0
Trademarks	1,627	4.0
Technology	265	15.0
Total	$33,940	9.8

No impairment expense associated with our intangible assets was recognized during the years ended December 31, 2024, 2023 and 2022.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Expected future intangible asset amortization as of December 31, 2024 is as follows (in thousands):

Years ending December 31,
2025	$51,564
2026	46,593
2027	46,593
2028	43,100
2029	16,671
Thereafter	94,335
Total	$298,856

15.	Goodwill

Our operating segments, NLA, ESSA, MENA and APAC, are also our reporting units. The allocation of goodwill by operating segment was as follows (in thousands):

	December 31,
	2024	2023
NLA	$164,505	$139,512
ESSA	102,379	83,319
MENA	49,579	5,441
APAC	32,455	19,415
Total	$348,918	$247,687

The following table provides the gross carrying amount and cumulative impairment expense of goodwill for each operating segment as of  December 31, 2024 and 2023 (in thousands):

	2024					2023
	Cost	Acquired in acquisitions	Measurement period adjustments	Accumulated impairment	Net Book Value	Cost	Acquired in acquisitions	Measurement period adjustments	Accumulated impairment	Net Book Value
NLA	$176,853	$22,986	$2,007	$(37,341)	$164,505	$155,852	$20,703	$298	$(37,341)	$139,512
ESSA	$97,797	18,197	863	(14,478)	102,379	94,536	2,863	398	(14,478)	$83,319
MENA	$131,824	42,140	1,998	(126,383)	49,579	130,601	1,074	149	(126,383)	$5,441
APAC	$59,528	12,450	590	(40,113)	32,455	58,306	1,073	149	(40,113)	$19,415
Total	$466,002	$95,773	$5,458	$(218,315)	$348,918	$439,295	$25,713	$994	$(218,315)	$247,687

During 2024, the Company initially recognized goodwill totaling $95.8 million from the Coretrax Acquisition and made net measurement period adjustments of $5.5 million related to the Coretrax Acquisition and PRT Acquisition. During 2023, the Company initially recognized goodwill totaling $25.7 million from the DeltaTek Acquisition and PRT Acquisition and made measurement period adjustments of $1.0 million related to the DeltaTek Acquisition. Please see Note 3 “Business combinations and dispositions” for additional information.

No goodwill impairment expense was recognized during the years ended December 31, 2024, 2023 and 2022.

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

The Amended and Restated Facility Agreement retains various undertakings and affirmative and negative covenants (with certain agreed amendments) which limit, subject to certain customary exceptions and thresholds, the Company and its subsidiaries’ ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments, acquisitions, or loans and create or incur liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The Amended and Restated Facility Agreement amends certain of the financial covenants such that the Company is required to maintain (i) a minimum interest cover ratio of 4.0 to 1.0 based on the ratio of EBITDA to net finance charges and (ii) a maximum total net leverage ratio of 2.50 to 1.0 based on the ratio of total net debt to EBITDA, in each case tested quarterly on a last-twelve-months basis, subject to certain exceptions. We are in compliance with all our debt covenants as of December 31, 2024.

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

As of  December 31, 2024 and December 31, 2023, we had $121.1 million and $20.0 million, respectively, of borrowings outstanding under the Amended and Restated Facility Agreement. The effective interest rate on our outstanding borrowings was 7.6% as of December 31, 2024. We utilized $48.5 million and $50.4 million as of  December 31, 2024 and December 31, 2023, respectively, for bonds and guarantees.

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

The following tables illustrate the financial impact of our leases as of and for the years ended December 31, 2024, 2023 and 2022, along with other supplemental information about our existing leases (in thousands, except years and percentages):

	Year Ended December 31,
	2024	2023	2022
Components of lease expenses:
Finance lease expense:
Amortization of right of use assets	$1,826	$1,230	$1,352
Interest incurred on lease liabilities	2,296	1,969	2,006
Operating lease expense	28,585	26,451	26,231
Short term lease expense	111,994	121,615	84,045
Total lease expense	$144,701	$151,265	$113,634

	December 31,
	2024	2023	2022
Other supplementary information (in thousands, except years and discount rates):
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$27,429	$28,269	$28,454
Right-of-use assets obtained in an exchange for lease obligations:
Operating leases	$14,083	$13,022	$15,051
Weighted average remaining lease term:
Operating leases	5.8	7.0	6.9
Finance leases	7.5	8.2	10.1
Weighted average discount rate:
Operating leases	9.1%	9.6%	8.9%
Finance leases	12.9%	12.6%	12.9%

The operating cash flows for finance leases approximates the interest expense for the year.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

As of December 31, 2024, maturity of our lease liabilities are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Years ending December 31,
2025	$21,764	$4,124
2026	15,633	4,115
2027	12,052	3,633
2028	10,366	2,976
2029	7,216	2,836
Due after 5 years	19,033	9,108
	$86,064	$26,792
Less: amounts representing interest	(20,323)	(10,552)
Total	$65,741	$16,240

Current portion	$17,253	$2,234
Noncurrent portion	48,488	14,006
Total	$65,741	$16,240

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

18.	Commitments and contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties.

We entered into contractual commitments for the acquisition of property, plant and equipment totaling $31.1 million and $36.7 million as of December 31, 2024 and 2023, respectively. We also entered into purchase commitments related to inventory on an as-needed basis. As of December 31, 2024 and 2023, inventory purchase commitments were $31.0 million and $23.7 million, respectively.

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

We had no material accruals for loss contingencies, individually or in the aggregate, as of December 31, 2024 and December 31, 2023.

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

Expense recognized in respect of these plans were $17.1 million, $12.7 million and $8.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Key assumptions

The major assumptions, included on a weighted average basis across the defined benefit plans, used to calculate the defined benefit plan liabilities were:

	December 31,
	2024	2023	2022
Discount rate	5.4%	4.5%	4.7%
Expected return on plan assets	6.5%	5.8%	5.6%
Expected rate of salary increases	0.1%	0.1%	0.1%

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

Net periodic benefit cost

Amounts recognized in the consolidated statements of operations and in the consolidated statements of comprehensive loss in respect of the defined benefit plans were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current service cost	$(347)	$(350)	$(357)
Interest cost	(6,507)	(6,177)	(4,307)
Expected return on plan assets	7,954	6,977	6,796
Amortization of prior service credit	249	249	249
Reclassified net remeasurement gains	203	453	-
Amounts included in consolidated statements of operations	$1,552	$1,152	$2,381

Actuarial (loss) gain on defined benefit plans	$(7,396)	$(4,529)	$7,440
Amortization of prior service credit	(249)	(249)	(249)
Reclassified net remeasurement (loss)	(203)	(453)	-
Other comprehensive (loss) income	$(7,848)	$(5,231)	$7,191

Total comprehensive (loss) income	$(6,296)	$(4,079)	$9,572

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

The actuarial gain (loss) is derived from the components shown in the table below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Actuarial (loss) gain on assets	$(10,051)	$2,319	$(74,332)
Actuarial gain (loss) on liabilities	2,655	(6,848)	81,772
Actuarial (loss) gain on defined benefit plans	$(7,396)	$(4,529)	$7,440

The actuarial loss on the benefit obligation for the year  December 31, 2024 has arisen primarily as a result of lower than anticipated returns on the plan’s assets, and more costly than anticipated membership movements. This was offset by rises in corporate bond yields and lower than anticipated inflation over 2024.

The amount of employer contributions expected to be paid to our defined benefit plans during the years to December 31, 2034 is set out below (in thousands):

Years ending December 31:
2025	$6,033
2026	$6,275
2027	$6,630
2028	$6,815
2029	$4,346
Thereafter to December 31, 2034	$3,686

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The amounts included in the consolidated balance sheets arising from our obligations in respect of defined retirement benefit plans and post-employment benefits was as follows (in thousands):

	December 31,
	2024	2023
Present value of defined benefit obligations	$(142,646)	$(148,167)
Fair value of plan assets	132,216	137,725
Deficit recognized under non-current liabilities	$(10,430)	$(10,442)

Changes in the present value of defined benefit obligations were as follows (in thousands):

	December 31,
	2024	2023
Opening balance	$(148,167)	$(135,182)
Current service cost	(347)	(350)
Interest cost	(6,507)	(6,177)
Actuarial gain (loss)	2,655	(6,848)
Exchange differences	2,689	(6,905)
Benefits paid	7,031	7,295
Ending balance	$(142,646)	$(148,167)

Movements in fair value of plan assets were as follows (in thousands):

	December 31,
	2024	2023
Opening balance	$137,725	$123,840
Actual return on plan assets	(2,097)	9,296
Exchange differences	(2,368)	6,344
Contributions from the sponsoring companies	5,987	5,540
Benefits paid	(7,031)	(7,295)
Ending balance	$132,216	$137,725

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The actual return on plan assets consists of the following (in thousands):

	December 31,
	2024	2023	2022
Expected return on plan assets	$7,954	$6,977	$6,796
Actuarial (loss) gain on plan assets	(10,051)	2,319	(74,332)
Actual return on plan assets	$(2,097)	$9,296	$(67,536)

Information for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (in thousands):

	December 31,
	2024	2023
Accumulated benefit obligation	$141,831	$147,129
Fair value of plan assets	$132,216	$137,725

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

Assets of the other plans are invested in a combination of equity, bonds, real estate and insurance contracts.

The analysis of the plan assets and the expected rate of return at the reporting date were as follows (in thousands):

	December 31, 2024		December 31, 2023
	Expected rate	Fair value of	Expected rate	Fair value of
	of return %	asset	of return %	asset
Mutual funds
DGFs	8.4	$61,872	7.7	$64,023
LDI funds	4.9	41,800	4.2	47,283
Bond funds	4.9	27,286	4.4	24,835
Equities	1.7	369	3.7	185
Other assets	3.8	889	4.0	1,399
Total		$132,216		$137,725

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The aggregated asset categorization for the plans were as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Mutual funds:
DGFs	$61,872	$-	$-	$61,872
LDI funds	41,800	-	-	41,800
Bond funds	27,286	-	-	27,286
Equities	369	-	-	369
Other assets	519	62	308	889
Total	$131,846	$62	$308	$132,216

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Mutual funds:
DGFs	$64,023	$-	$-	$64,023
LDI funds	47,283	-	-	47,283
Bond funds	24,835	-	-	24,835
Equities	185	-	-	185
Other assets	785	277	337	1,399
Total	$137,111	$277	$337	$137,725

Other assets primarily represent insurance contracts. The fair value is estimated, based on the underlying defined benefit obligation assumed by the insurers.

Movements in fair value of Level 3 assets were as follows (in thousands):

	December 31,
	2024	2023
Opening balance	$337	$383
Actual return on plan assets	11	10
Exchange differences	(77)	(88)
Contributions from the sponsoring companies	37	32
Ending balance	$308	$337

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

20.	Stock-based compensation

Management Incentive Plan

During October 2018, Legacy Expro’s board of directors approved the Management Incentive Plan (“MIP”) which was comprised of (a) stock options to non-executive directors and key management personnel and (b) restricted stock units. The outstanding awards under the MIP were assumed by the Company in connection with the Merger.

MIP Stock options

Stock options issued under the MIP vest over a three- or four-year vesting period as defined in the award agreement, subject to the fulfilment of continued service and a performance condition related to the occurrence of a Liquidity Event (as defined in the MIP). Additionally, a portion of the management options are subject to performance conditions linked to an internal rate of return.

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

The Company recognized no expense related to the MIP stock options during the year ended December 31, 2024 and stock-based compensation expense of $0.9 million and $3.6 million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2024, there was no unrecognized stock compensation expense relating to MIP stock options.

As of December 31, 2024, 2023 and 2022, there were 2.7 million, 2.9 million and 6.7 million, respectively, MIP stock options issued and outstanding with a weighted average exercise price of $17.16, $17.17 and $17.19, respectively. There were no stock options granted during 2022, 2023 or 2024 and there are no plans to grant stock options in 2025. During the year ended December 31, 2024 there were 0.2 million options exercised at a weighted average exercise price of $17.33 and no options forfeited or expired. As of December 31, 2024, there were 2.7 million exercisable MIP stock options with a weighted average exercise price of $17.16 per option.

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $1.0 million and $1.8 million during 2024 and 2023. The total intrinsic value of options exercised was not material during 2022. As of December 31, 2024, options outstanding and exercisable had no intrinsic value and a weighted-average remaining life of 3.1 years.

The key assumptions used to estimate the fair value of the MIP stock options were as follows:

Risk free interest rate	0.04%
Expected volatility	55%
Dividend yield	0.0%
Stock price on valuation date	$18.90

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Expro Group Holdings N.V. Long-Term Incentive Plan

Effective May 25, 2022, the Expro Group Holdings N.V. 2022 Long-Term Incentive Plan (the “2022 LTIP” plan) was adopted and established by the Board and approved by the Company’s stockholders. Pursuant to the 2022 LTIP, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other types of equity and cash incentive awards may be granted to employees, non-employee directors and consultants. The LTIP expires after 10 years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our Board terminates the plan. There are approximately 13.2 million shares of common stock reserved for issuance under the LTIP. As of December 31, 2024, approximately 8.4 million shares remained available for issuance.

LTIP Restricted Stock Units (“LTIP RSUs”)

All RSUs granted under the LTIP vest ratably over a period of one to three years. Shares withheld from employees to settle personal tax obligations that arose as a result of RSUs that vested are included in our treasury stock. Certain RSU awards provide for accelerated vesting for qualifying terminations of employment or service.

Employees granted LTIP RSUs are not entitled to dividends declared on the underlying shares while the RSU is unvested. As such, the grant date fair value of the award is measured by reducing the closing price of our common stock as of the day before the grant date by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate.

Stock-based compensation expense relating to LTIP RSUs was $18.2 million, $13.3 million and $11.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. The total fair value of LTIP RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $13.8 million, $11.1 million and $13.0 million respectively. As of December 31, 2024, unrecognized stock compensation expense relating to LTIP RSUs totaled approximately $27.2 million, which will be expensed over a weighted average period of 1.3 years.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The following is a summary of RSU information and weighted-average grant-date fair values for Expro’s LTIP RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	1,235,100	$20.49
Granted	913,034	16.51
Vested	(593,037)	21.91
Forfeited	(70,899)	18.80
Non-vested at December 31, 2022	1,484,198	17.51
Granted	940,176	19.07
Vested	(640,145)	17.37
Forfeited	(67,415)	18.07
Non-vested at December 31, 2023	1,716,814	18.39
Granted	1,345,933	19.50
Vested	(761,726)	18.05
Forfeited	(59,859)	18.67
Non-vested at December 31, 2024	2,241,162	$19.15

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

In 2024, we granted 308,412 PRSUs (“Target Level”) which have a performance period of the three-year period from January 1, 2024 to December 31, 2026 and a single three-year achievement period for the same time period. In 2023, we granted 260,762 PRSUs (“Target Level”) which have a performance period of the three-year period from January 1, 2023 to December 31, 2025 and a single three-year achievement period for the same time period. In 2022, no shares were granted under the PRSU program.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The weighted average assumptions for the PRSUs granted in 2024 and 2023 were as follows:

	2024	2023
Total expected term (in years)	2.86	2.85
Expected volatility	58.0%	65.7%
Risk-free interest rate	4.53%	4.56%
Correlation range	42.7% to 70.4%	48.7% to 76.2%

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

Stock-based compensation expense related to PRSUs was $7.4 million, $5.0 million and $3.2 million, respectively, for the years ended December 31, 2024, 2023 and 2022. The total fair value of PRSUs vested during the years ended December 31, 2024, 2023 and 2022, was $0.8 million, $0.5 million and $9.9 million respectively. As of December 31, 2024, unrecognized stock compensation expense relating to PRSUs totaled approximately $9.3 million, which will be expensed over a weighted average period of 1.1 years.

The following is a summary of PRSU information and weighted-average grant-date fair values for Expro’s PRSUs:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value
Non-vested at December 31, 2021	691,631	$27.75
Vested	(305,119)	32.50
Non-vested at December 31, 2022	386,512	24.00
Granted	260,762	33.03
Vested	(18,222)	26.63
Forfeited	(14,471)	20.55
Non-vested at December 31, 2023	614,581	27.83
Granted	308,412	26.00
Vested	(24,583)	31.22
Non-vested at December 31, 2024	898,410	$27.11

Employee Stock Purchase Plan

As of July 1, 2023, the Expro Group Holdings N.V. 2023 Employee Stock Purchase Program (“ESPP”) was effective. Under the ESPP eligible employees have the right to purchase shares of common stock at the lesser of (i) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the first day of the option period, or (ii) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the last day of the option period. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. We have reserved 5.0 million shares of our common stock for issuance under the ESPP; of which 4.9 million shares were available for issuance as of December 31, 2024. Effective  July 1, 2024, the Sharesave Scheme (UK) was established as a sub-plan under the authority of Expro Group Holdings N.V. 2023 Employee Stock Purchase Program taking into account local taxation laws.

For the years ended December 31, 2024, 2023 and 2022, we recognized $0.7 million, $0.4 million and $0.5 million of compensation expense related to stock purchased under the ESPP, respectively.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

21.	Earnings per share

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

The calculation of basic and diluted loss per share attributable to the Company stockholder for years ended  December 31, 2024, 2023 and 2022 respectively, are as follows (in thousands, except shares outstanding and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$51,918	$(23,360)	$(20,145)

Basic weighted average number of shares outstanding	114,762	109,161	109,073
Effect of dilutive securities:
Unvested restricted stock units	797	-	-
ESPP shares	11	-	-
Stock options	260	-	-
Diluted weighted average number of shares outstanding	115,830	109,161	109,073

Total basic earnings (loss) per share	$0.45	$(0.21)	$(0.18)
Total diluted earnings (loss) per share	$0.45	$(0.21)	$(0.18)

For the year ended December 31, 2024, approximately 1.8 million outstanding equity awards were excluded because the exercise price exceeded the average market price of the Company's common stock. For the years ended December 31, 2023 and 2022, the Company excluded all outstanding equity awards from the computation of diluted loss per share because their effect is antidilutive.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

22.	Related party transactions

Our related parties consist primarily of CETS and PVD-Expro, the two companies in which we exert significant influence. During the years ended December 31, 2024, 2023 and 2022, we provided goods and services to related parties totaling $7.6 million, $13.0 million and $5.4 million, respectively. During the years ended December 31, 2024, 2023 and 2022, we received services from related parties totaling $0.1 million, $1.1 million and $1.0 million respectively.

Additionally, we entered into various operating lease agreements to lease facilities with affiliated companies. Rent expense associated with our related party leases was $0.3 million, $0.5 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Further, during the years ended December 31, 2024, 2023 and 2022, we received dividends from CETS totaling $8.2 million, $8.3 million and $7.3 million, respectively.

As of December 31, 2024 and 2023, amounts receivable from related parties were $0.8 million and $2.7 million, respectively, and amounts payable to related parties were less than $0.1 million and $1.2 million as of December 31, 2024 and 2023, respectively.

23.	Supplemental Cash Flow

Supplemental disclosure of cash flow information includes the following for the years ended  December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes net of refunds	$(39,250)	$(44,268)	$(33,171)
Cash paid for interest, net	(11,871)	(2,177)	(3,851)
Change in accounts payable and accrued expenses related to capital expenditures	(2,311)	(7,926)	(14,721)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2024, at the reasonable assurance level.

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

On May 15, 2024, Expro consummated the Coretrax Acquisition which was the acquisition of a privately-held company that was not subject to Section 404 of the Sarbanes-Oxley Act (“SOX”). As the Coretrax Acquisition occurred during the second quarter of 2024, and Coretrax was not previously subject to Section 404 of SOX, management concluded there was insufficient time for management to complete its assessment of the internal controls over financial reporting related to Coretrax, and, therefore, Coretrax's internal controls over financial reporting were excluded from this report on internal control over financial reporting.

Our management with the participation of the CEO and CFO conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting excluding Coretrax's internal controls as of December 31, 2024 (covering approximately 94% of the revenue on the Consolidated Statements of Operations for the year ended December 31, 2024 and 95% of the total assets on the Consolidated Balance Sheets as of December 31, 2024) based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Control Over Financial Reporting

As of December 31, 2024 management has concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Securities Trading Arrangements with Officers and Directors

During the three months ended  December 31, 2024 no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2024.

Item 11. Executive Compensation

Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2024.

Item 14. Principal Accounting Fees and Services

Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2024.

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

(a)(3)         Exhibits

The following exhibits are filed or furnished with this report or incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement relating to the sale and purchase of CTL UK Holdco Limited, dated February 13, 2024, by and among Expro Group Holdings N.V., Expro Holdings UK 3 Limited and the sellers party thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36053), filed on February 14, 2024).
2.2	Deed of Amendment and Waiver, dated May 15, 2024, among Expro Group Holdings N.V. and the sellers party thereto (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q (File No. 001-36053) filed on July 25, 2024).
2.3	Deed of Amendment, dated July 8, 2024, among Expro Group Holdings N.V. and the sellers party thereto (incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q (File No. 001-36053) filed on July 25, 2024).
2.4	Deed of Amendment, dated July 25, 2024, among Expro Group Holdings N.V. and the sellers party thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36053), filed on July 26, 2024).
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

4.3	Amendment No. 1 to Registration Rights Agreement, dated January 18, 2023, by and among the Company and the shareholders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36053), filed on January 18, 2023).
4.4	Registration Rights Agreement, dated May 15, 2024, by and among Expro Group Holdings N.V. and the shareholders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 15, 2024).
10.1

Director Nomination Agreement, dated as of March 10, 2021, among Expro Group Holdings N.V. and certain shareholders party thereto (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022)

10.2	Amended and Restated Facility Agreement dated as of October 6, 2023, by and among, inter alios, Expro Group Holdings N.V., as parent, Exploration and Production Services (Holdings) Limited and Expro Holdings US Inc., as borrowers, the guarantors party thereto, the lenders party thereto and DNB Bank ASA, London Branch, as agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on October 11, 2023).
10.3	Commitment Letter dated February 12, 2024 by and among, inter alios, Expro Group Holdings N.V., as parent, Exploration and Production Services (Holdings) Limited and Expro Holdings US, Inc, as borrowers, the guarantors party thereto and Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053) filed on April 25, 2024).
10.4	Incremental Facility Notice, dated May 9, 2024, to the Revolving Facility Agreement by and among, inter alios, Expro Group Holdings N.V., as parent, the borrowers and guarantor party thereto, and DNB Bank ASA, London Branch as agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053) filed on July 25, 2024).

†10.5

Amended and Restated Executive Employment Agreement, dated as of October 1, 2021, by and between Expro Americas, LLC, Expro Group Holdings N.V., and Michael Jardon (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).

†10.6	Letter agreement, dated September 20, 2021, with Quinn Fanning (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).
†10.7	Service Agreement, dated as of March 24, 2023, by and between Expro Overseas Inc. (Dubai Branch) and Alistair George Sinclair Geddes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on March 27, 2023).
†10.8

Employment Assignment Letter, dated September 20, 2021, with Steven Russell (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).

†10.9	Service Agreement, dated as of September 29, 2021, by and between Expro North Sea Ltd and John McAlister (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).
†10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).
†10.11	Form of Director Confidentiality Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053) filed on August 4, 2022).
†10.12	Expro Group Holdings N.V. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registration on Form S-8 (File No. 333-266018), filed on November 16, 2023).
†10.13	Expro Group Holdings N.V. Sharesave Scheme (UK), a Sub-Plan under the 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053) filed on July 25, 2024).
†10.14

Expro Group Holdings N.V. Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).

†10.15

Expro Group Holdings International Limited 2018 Management Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-260033), filed on October 4, 2021).

†10.16

Form of Notice of Stock Option Award and Stock Option Award Agreement under the Expro Group Holdings International Limited 2018 Management Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-260033), filed on October 4, 2021).

†10.17

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

†10.19

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

†10.23	Expro Group Holdings N.V. 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration on Form S-8 (File No. 333-266018), filed on July 5, 2022).
†10.24	Expro Group Holdings N.V. 2022 Long-Term Incentive Plan Restricted Stock Unit Agreement (Non-Executive Director Form) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053) filed on November 3, 2022).
†10.25	Expro Group Holdings N.V. Long-Term Incentive Plan Restricted Stock Unit Agreement (2023 Time Based Form) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 4, 2023).
†10.26

Expro Group Holdings N.V. Long-Term Incentive Plan Restricted Stock Unit Agreement (2023 Performance Based Form) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 4, 2023).

†10.27

Frank’s International N.V. Executive Amended and Restated U.S. Executive Change-in-Control Severance Plan, dated January 21, 2019 (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 25, 2019).

†10.28

First Amendment to the Frank’s International N.V. Amended and Restated U.S. Executive Change-in-Control Severance Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 4, 2021).

†10.29

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

†10.31	Frank’s International N.V. U.S. Executive Retention and Severance Plan, dated January 21, 2019 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K (Filed No. 001-36053), filed on February 25, 2019).
†10.32

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

*19.1	Expro Group Holdings N.V. Insider Trading Policy.
*21.1	List of Subsidiaries of Expro Group Holdings N.V.
*23.1	Consent of Deloitte & Touche LLP
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
†97.1	Expro Group Holdings N.V. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K (file No. 001-36053), filed on February 21, 2024).
*101.1

The following materials from Expro’s Annual Report on Form 10-K for the period ended December 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

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

		By:	Expro Group Holdings N.V.
(Registrant)

Date:	February 25, 2025	By:	/s/ Quinn P. Fanning
Quinn P. Fanning
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2025.

Signature	Title

/s/ Michael Jardon	President and Chief Executive Officer and Director
Michael Jardon	(Principal Executive Officer)

/s/ Quinn P. Fanning	Chief Financial Officer
Quinn P. Fanning	(Principal Financial Officer)

/s/ Michael Bentham	Principal Accounting Officer
Michael Bentham

/s/ Robert W. Drummond	Chairman of the Board
Robert W. Drummond

/s/ Eitan Arbeter	Director
Eitan Arbeter

/s/ Michael C. Kearney	Director
Michael C. Kearney

/s/ Lisa L. Troe	Director
Lisa L. Troe

/s/ Brian Truelove	Director
Brian Truelove

/s/ Frances M. Vallejo	Director
Frances M. Vallejo

/s/ Eileen G. Whelley	Director
Eileen G. Whelley