Form 10-Q
period 2025-03-31
EXPRO GROUP HOLDINGS N.V.
filed 2025-04-30
CIK 1575828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934

For the quarterly period ended March 31, 2025

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

As of April 23, 2025, there were 115,390,894 shares of common stock, €0.06 nominal value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Expro Group Holdings N.V.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	Three Months Ended March 31,
	2025	2024
Total revenue	$390,872	$383,489
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization expense	(305,492)	(308,487)
General and administrative expense, excluding depreciation and amortization expense	(21,814)	(19,213)
Depreciation and amortization expense	(45,421)	(40,146)
Merger and integration expense	(1,740)	(2,161)
Severance and other expense	(6,082)	(5,062)
Total operating cost and expenses	(380,549)	(375,069)
Operating income	10,323	8,420
Other income, net	1,654	485
Interest and finance expense, net	(3,451)	(3,152)
Income before taxes and equity in income of joint ventures	8,526	5,753
Equity in income of joint ventures	3,706	3,858
Income before income taxes	12,232	9,611
Income tax benefit (expense)	1,716	(12,288)
Net income (loss)	$13,948	$(2,677)

Earnings (loss) per common share:
Basic	$0.12	$(0.02)
Diluted	$0.12	$(0.02)
Weighted average common shares outstanding:
Basic	116,217,794	110,176,460
Diluted	116,929,082	110,176,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$13,948	$(2,677)
Other comprehensive loss:
Amortization of prior service credit	(61)	(61)
Other comprehensive loss	(61)	(61)
Comprehensive income (loss)	$13,887	$(2,738)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)

	March 31,	December 31,
	2025	2024
Assets:
Current assets
Cash and cash equivalents	$179,312	$183,036
Restricted cash	862	1,627
Accounts receivable, net	483,000	517,570
Inventories	164,066	159,040
Income tax receivables	33,588	28,641
Other current assets	87,777	74,132
Total current assets	948,605	964,046

Property, plant and equipment, net	553,692	563,697
Investments in joint ventures	76,718	73,012
Intangible assets, net	286,203	298,856
Goodwill	343,957	348,918
Operating lease right-of-use assets	65,228	66,640
Non-current accounts receivable, net	7,432	7,432
Other non-current assets	11,251	10,940
Total assets	$2,293,086	$2,333,541

Liabilities and stockholders’ equity:
Current liabilities
Accounts payable and accrued liabilities	$298,391	$340,298
Income tax liabilities	51,124	52,436
Finance lease liabilities	2,318	2,234
Operating lease liabilities	16,784	17,253
Other current liabilities	82,026	72,209
Total current liabilities	450,643	484,430

Long-term borrowings	121,065	121,065
Deferred tax liabilities, net	25,914	44,310
Post-retirement benefits	9,813	10,430
Non-current finance lease liabilities	13,866	14,006
Non-current operating lease liabilities	48,601	48,488
Uncertain tax positions	76,800	74,526
Other non-current liabilities	46,639	44,802
Total liabilities	793,341	842,057

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, €0.06 nominal value, 200,000 shares authorized, 122,121 and 121,091 shares issued	8,546	8,488
Treasury stock (at cost) 6,093 and 4,796 shares	(96,865)	(83,420)
Additional paid-in capital	2,086,922	2,079,161
Accumulated other comprehensive income	14,409	14,470
Accumulated deficit	(513,267)	(527,215)
Total stockholders’ equity	1,499,745	1,491,484
Total liabilities and stockholders’ equity	$2,293,086	$2,333,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$13,948	$(2,677)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	45,421	40,146
Equity in income of joint ventures	(3,706)	(3,858)
Stock-based compensation expense	6,968	5,070
Elimination of unrealized loss on sales to joint ventures	-	(741)
Changes in fair value of contingent consideration	-	398
Deferred taxes	(12,934)	(1,071)
Unrealized foreign exchange (gain) loss	(1,209)	660
Changes in assets and liabilities:
Accounts receivable, net	37,828	29,332
Inventories	(5,026)	(17,286)
Other assets	(9,868)	(7,629)
Accounts payable and accrued liabilities	(38,370)	(14,570)
Other liabilities	13,391	2,755
Income taxes, net	(3,983)	1,391
Other	(951)	(1,982)
Net cash provided by operating activities	41,509	29,938

Cash flows from investing activities:
Capital expenditures	(33,112)	(30,739)
Net cash used in investing activities	(33,112)	(30,739)

Cash flows from financing activities:
(Cash pledged for) release of collateral deposits, net	(415)	650
Proceeds from borrowings	-	21,204
Repurchase of common stock	(10,020)	-
Payment of withholding taxes on stock-based compensation plans	(2,588)	(4,095)
Repayment of financed insurance premium	(1,739)	(2,327)
Repayments of finance leases	(342)	(541)
Net cash (used in) provided by financing activities	(15,104)	14,891

Effect of exchange rate changes on cash and cash equivalents	2,218	(2,722)
Net (decrease) increase to cash and cash equivalents and restricted cash	(4,489)	11,368
Cash and cash equivalents and restricted cash at beginning of period	184,663	153,166
Cash and cash equivalents and restricted cash at end of period	$180,174	$164,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Three Months Ended March 31, 2024
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2024	110,030	$8,062	$(64,697)	$1,909,323	$22,318	$(579,133)	$1,295,873
Net loss	-	-	-	-	-	(2,677)	(2,677)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	5,070	-	-	5,070
Common shares issued upon vesting of share-based awards	719	40	-	(40)	-	-	-
Treasury shares withheld	(212)	-	(4,095)		-	-	(4,095)
Acquisition of common stock		-		-	-	-	-
Balance at March 31, 2024	110,537	$8,102	$(68,792)	$1,914,353	$22,257	$(581,810)	$1,294,110

	Three Months Ended March 31, 2025
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2025	116,295	$8,488	$(83,420)	$2,079,161	$14,470	$(527,215)	$1,491,484
Net income	-	-	-	-	-	13,948	13,948
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	6,968	-	-	6,968
Common stock issued upon vesting of share-based awards	1,031	58	-	793	-	-	851
Treasury shares withheld	(304)	-	(3,425)	-	-	-	(3,425)
Acquisition of common stock	(994)		(10,020)				(10,020)
Balance at March 31, 2025	116,028	$8,546	$(96,865)	$2,086,922	$14,409	$(513,267)	$1,499,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Business description

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

On December 12, 2024, the Company’s Board of Directors (the “Board”) approved an extension to its stock repurchase program, pursuant to which the Company is authorized to acquire up to $100.0 million of its outstanding common stock from October 25, 2023 through November 24, 2025 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. During the three months ended March 31, 2025, the Company repurchased approximately 1.0 million shares at an average price of $10.08 per share, for a total cost of approximately $10.0 million. The Company made no repurchases during the three months ended March 31, 2024.

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

The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim consolidated financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in our most recent Annual Report on Form 10-K for the year ended  December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2025 (the “Annual Report”).

In the opinion of management, these unaudited condensed consolidated financial statements, which are prepared in accordance with the rules of the SEC and U.S. GAAP for interim financial reporting, included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2025, the results of our operations for the three months ended March 31, 2025 and 2024 and our cash flows for the three months ended March 31, 2025 and 2024. Such adjustments are of a normal recurring nature. Operating results for the three months ended  March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2025 or for any other period.

The unaudited condensed consolidated financial statements have been prepared on an historical cost basis using the United States dollar (“$” or “U.S. dollar”) as the reporting currency.

Significant accounting policies

Refer to Note 2 “Basis of presentation and significant accounting policies” of our consolidated financial statements as of and for the year ended December 31, 2024, which are included in our most recent Annual Report for a discussion of our significant accounting policies. There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our consolidated financial statements as of and for the year ended  December 31, 2024.

Recent accounting pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) generally in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is preparing to include the new disclosures in our 2025 annual financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense” (“ASU 2024-03”), which is intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. This ASU requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. The amendments in ASU 2024-03 are effective for the Company for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our disclosures.

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

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the allocation of the Coretrax Acquisition consideration exchanged to the fair value of identifiable tangible and intangible assets acquired and liabilities assumed as of the Coretrax Closing Date, with the recording of goodwill for the excess of the consideration transferred over the net aggregate fair value of the identifiable assets acquired and liabilities assumed (in thousands):

	Initial allocation of the consideration	Measurement period adjustments	Allocation of the consideration as of March 31, 2025
Cash and cash equivalents	$9,315	$-	$9,315
Accounts receivables, net	31,414	(674)	30,740
Inventories	16,933	-	16,933
Other current assets	3,170	(31)	3,139
Property, plant and equipment	28,685	-	28,685
Goodwill	95,773	(419)	95,354
Intangible assets	101,650	-	101,650
Operating lease right-of-use assets	2,581	-	2,581
Total assets	289,521	(1,124)	288,397

Accounts payable and accrued liabilities	25,529	-	25,529
Operating lease liabilities	825	-	825
Current tax liabilities	1,300	(683)	617
Other current liabilities	11,098	3,076	14,174
Non-current tax liabilities	8,096	1,752	9,848
Deferred tax liabilities	25,616	(4,778)	20,838
Non-current operating lease liabilities	1,756	-	1,756
Long-term borrowings	28,147	-	28,147
Total liabilities	102,367	(633)	101,734

Fair value of net assets acquired	$187,154	$(491)	$186,663

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

Supplemental pro forma financial information

The Company has determined the estimated unaudited pro forma financial information to be immaterial for the three months ended March 31, 2024, assuming the Coretrax Acquisition had been completed as of January 1, 2024. This is not necessarily indicative of the results that would have occurred had the Coretrax Acquisition been completed on the respective dates indicated or of future operating results.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	Fair value measurements

Recurring Basis

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2025 and December 31, 2024, were as follows (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$7,432	$-	$7,432
Liabilities:
Contingent consideration	-	-	9,754	9,754
Long-term borrowings	-	121,065	-	121,065
Finance lease liabilities	-	16,184	-	16,184

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$7,432	$-	$7,432
Liabilities:
Contingent consideration	-	-	11,026	11,026
Long-term borrowings	-	121,065	-	121,065
Finance lease liabilities	-	16,240	-	16,240

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

The following tables presents our revenue, significant segment expenses and Segment EBITDA disaggregated by our operating segments and reconciliation to income before income taxes (in thousands):

	Three Months Ended March 31, 2025
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$134,278	$112,373	$93,554	$50,667	$390,872
Compensation and related cost	(54,314)	(43,835)	(32,792)	(20,372)
Cost of product, materials, and supplies	(35,610)	(28,982)	(19,989)	(14,458)
Other (1)	(13,968)	(10,368)	(6,605)	(4,975)
Total Segment EBITDA	$30,386	$29,188	$34,168	$10,862	$104,604
Corporate costs (2)					(32,082)
Equity in income of joint ventures					3,706
Depreciation and amortization expense					(45,421)
Merger and integration expense					(1,740)
Severance and other expense					(6,082)
Stock-based compensation expense					(6,968)
Foreign exchange losses					(1,988)
Other expenses, net					1,654
Interest and finance expense, net					(3,451)
Income before income taxes					$12,232

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2024
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$130,389	$121,746	$71,494	$59,860	$383,489
Compensation and related cost	(49,144)	(45,726)	(25,458)	(22,907)
Cost of product, materials, and supplies	(33,736)	(41,426)	(15,941)	(23,172)
Other (1)	(13,132)	(9,393)	(5,557)	(2,995)
Total Segment EBITDA	$34,377	$25,201	$24,538	$10,786	$94,902
Corporate costs (2)					(31,300)
Equity in income of joint ventures					3,858
Depreciation and amortization expense					(40,146)
Merger and integration expense					(2,161)
Severance and other expense					(5,062)
Stock-based compensation expense					(5,070)
Foreign exchange losses					(2,743)
Other expenses, net					485
Interest and finance expense, net					(3,152)
Income before income taxes					$9,611

(1)	Other segment expenses consists primarily of facilities, sales and purchase tax, motor vehicles, insurance, professional and other costs.
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

	March 31,	December 31,
	2025	2024
NLA	$787,578	$793,666
ESSA	546,367	581,866
MENA	426,792	425,266
APAC	202,656	221,601
Assets held centrally	329,693	311,142
Total	$2,293,086	$2,333,541

The following table presents our capital expenditures disaggregated by our operating segments (in thousands):

	Three Months Ended March 31,
	2025	2024
NLA	$16,163	$9,878
ESSA	7,090	5,774
MENA	5,717	9,233
APAC	3,357	3,431
Assets held centrally	785	2,423
Total	$33,112	$30,739

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	Revenue

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by geography, as disclosed in Note 5 “Business segment reporting,” as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Additionally, we disaggregate our revenue into main areas of capabilities.

The following table sets forth the total amount of revenue by main area of capabilities as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Well construction	$130,413	$120,030
Well management	260,459	263,459
Total	$390,872	$383,489

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

Contract balances consisted of the following as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Trade receivable, net	$311,483	$371,102
Unbilled receivables (included within accounts receivable, net)	$174,596	$149,547
Contract assets (included within accounts receivable, net)	$4,353	$4,353
Deferred revenue (included within other liabilities)	$8,418	$7,108

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

The Company recognized revenue of $1.2 million and $5.9 million during the three months ended March 31, 2025 and 2024, respectively, out of the deferred revenue balance as of the beginning of the applicable period.

As of March 31, 2025, $3.8 million of our deferred revenue was classified as current and is included in “Other current liabilities” on the unaudited condensed consolidated balance sheets, with the remainder classified as non-current and included in “Other non-current liabilities” on the unaudited condensed consolidated balance sheets.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

Transaction price allocated to remaining performance obligations

Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. We have elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less and for our long-term contracts we have a right to consideration from customers in an amount that corresponds directly with the value to the customer of the performance completed to date. With respect to our long-term construction contracts, revenue allocated to remaining performance obligations is immaterial as of March 31, 2025.

7.	Income taxes

For interim financial reporting, the annual tax rate is based on pre-tax income (loss) before equity in income of joint ventures. We have historically calculated the income tax expense/(benefit) during interim reporting periods by applying a full year estimated Annual Effective Tax Rate (“AETR”) to income (loss) before income taxes, excluding infrequent or unusual discrete items, for the reporting period. For the three months ended March 31, 2025, we concluded, consistent with prior periods, that using an AETR would not provide a reliable estimate of income taxes due to the forecasting methodology used to project income (loss) before income taxes, resulting in significant changes in the estimated AETR. Thus, we concluded to use a discrete effective tax rate, which treats the year-to-date period as an annual period, to calculate income taxes for the three months ended March 31, 2025.

Our effective tax rates was (20.1)% for the three months ended March 31, 2025, and was 213.6% for the three months ended March 31, 2024.

Our effective tax rate was impacted primarily due to changes in the mix of taxable profits between jurisdictions with different tax regimes, in particular in Asia Pacific, North America and in our ESSA region and recognition of deferred taxes related to the Coretrax Acquisition.

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

The carrying value of our investment in joint ventures as of March 31, 2025, and December 31, 2024, was as follows (in thousands):

	March 31,	December 31,
	2025	2024
CETS	$74,402	$70,696
PVD-Expro	2,316	2,316
Total	$76,718	$73,012

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	Accounts receivable, net

Accounts receivable, net consisted of the following as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Accounts receivable	$512,811	$545,117
Less: Expected credit losses	(22,379)	(20,115)
Total	$490,432	$525,002

Current	483,000	517,570
Non – current	7,432	7,432
Total	$490,432	$525,002

10.	Inventories

Inventories consisted of the following as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Finished goods	$15,259	$13,318
Raw materials, equipment spares and consumables	142,534	143,496
Work-in-progress	6,273	2,226
Total	$164,066	$159,040

11.	Other assets and liabilities

Other assets consisted of the following as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Prepayments	$37,071	34,736
Value-added tax receivables	33,565	27,453
Collateral deposits	1,130	716
Deposits	10,079	9,396
Other	17,183	12,771
Total	$99,028	$85,072

Current	87,777	74,132
Non – current	11,251	10,940
Total	$99,028	$85,072

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

Other liabilities consisted of the following as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Deferred revenue	$8,418	$7,108
Other tax and social security	36,529	32,648
Provisions	49,714	48,042
Contingent consideration	9,754	11,026
Other	24,250	18,187
Total	$128,665	$117,011

Current	82,026	72,209
Non – current	46,639	44,802
Total	$128,665	$117,011

12.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Accounts payable – trade	$110,988	$143,727
Payroll, vacation and other employee benefits	38,031	45,675
Accruals for goods received not invoiced	15,759	15,469
Accrued liabilities	133,613	135,427
Total	$298,391	$340,298

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

13.	Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Cost:
Land	$22,176	$22,176
Land improvements	3,352	3,332
Buildings and lease hold improvements	107,837	107,110
Plant and equipment	1,149,298	1,128,525
	1,282,663	1,261,143
Less: accumulated depreciation	(728,971)	(697,446)
Total	$553,692	$563,697

The carrying amount of our property, plant and equipment recognized in respect of assets held under finance leases as of March 31, 2025 and December 31, 2024 and included in amounts above is as follows (in thousands):

	March 31,	December 31,
	2025	2024
Cost:
Buildings	$20,344	$23,624
Plant and equipment	3,381	236
	23,725	23,860
Less: accumulated amortization	(12,113)	(11,694)
Total	$11,612	$12,166

Depreciation expense relating to property, plant and equipment, including assets under finance leases, was $32.6 million for the three months ended March 31, 2025, and $29.6 million for the three months ended March 31, 2024, respectively.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

14.	Intangible assets, net

The following table summarizes our intangible assets comprising of Customer Relationships & Contracts (“CR&C”), Trademarks, Technology and Software as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025			December 31, 2024			March 31, 2025
	Gross carrying amount	Accumulated impairment and amortization	Net book value	Gross carrying amount	Accumulated impairment and amortization	Net book value	Weighted average remaining life (years)
CR&C	$302,605	$(171,522)	$131,083	$302,605	$(164,817)	$137,788	7.2
Trademarks	64,244	(42,380)	21,864	64,244	(41,141)	23,103	4.9
Technology	229,022	(99,417)	129,605	229,022	(95,713)	133,309	10.6
Software	21,658	(18,007)	3,651	21,494	(16,838)	4,656	0.8
Total	$617,529	$(331,326)	$286,203	$617,365	$(318,509)	$298,856	8.5

Amortization expense for intangible assets was $12.8 million for the three months ended March 31, 2025, and $10.5 million for the three months ended March 31, 2024, respectively.

The following table summarizes the intangible assets which were acquired pursuant to the Coretrax Acquisition (in thousands):

	Acquired Fair Value	Weighted average life (years)
Coretrax:
CR&C	$45,883	13.0
Trademarks	5,251	5.0
Software	648	1.0
Technology	49,868	10-15
Total	$101,650	13.0

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

15.	Goodwill

Our reporting units are our operating segments which are NLA, ESSA, MENA and APAC.

The allocation of goodwill by operating segment as of March 31, 2025 and December 31, 2024 is as follows (in thousands):

	March 31,	December 31,
	2025	2024
NLA	$163,314	$164,505
ESSA	101,436	102,379
MENA	47,396	49,579
APAC	31,811	32,455
Total	$343,957	$348,918

The following table summarizes the goodwill by operating segment which were acquired pursuant to the Coretrax Acquisition (in thousands):

Coretrax
NLA	$22,885
ESSA	18,117
MENA	41,956
APAC	12,396
Total	$95,354

No impairment charges related to goodwill have been recorded during the three months ended March 31, 2025.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

16.	Interest bearing loans

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

The Amended and Restated Facility Agreement retains various undertakings and affirmative and negative covenants (with certain agreed amendments) which limit, subject to certain customary exceptions and thresholds, the Company and its subsidiaries’ ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments, acquisitions, or loans and create or incur liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The Amended and Restated Facility Agreement amends certain of the financial covenants such that the Company is required to maintain (i) a minimum interest cover ratio of 4.0 to 1.0 based on the ratio of EBITDA to net finance charges and (ii) a maximum total net leverage ratio of 2.50 to 1.0 based on the ratio of total net debt to EBITDA, in each case tested quarterly on a last-twelve-months basis, subject to certain exceptions. We are in compliance with all our debt covenants as of  March 31, 2025.

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

As of  March 31, 2025, we had $121.1 million of long-term borrowings outstanding under the Amended and Restated Facility Agreement. The effective interest rate on our outstanding long-term borrowings was 6.8%. As of December 31, 2024, we had $121.1 million of long-term borrowings outstanding. We utilized $49.5 million and $48.5 million of the Amended and Restated Facility as of  March 31, 2025 and December 31, 2024, respectively, for bonds and guarantees.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Commitments and contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. We entered into contractual commitments for the acquisition of property, plant and equipment totaling $27.5 million and $31.1 million as of  March 31, 2025 and December 31, 2024, respectively.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of March 31, 2025 and December 31, 2024. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

18.	Post-retirement benefits

Amounts recognized in the unaudited condensed consolidated statements of operations in respect of the defined benefit schemes were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Amortization of prior service credit	$61	$61
Interest cost	(1,854)	(1,604)
Expected return on plan assets	2,133	1,926
Total	$340	$383

The Company contributed $1.4 million for the three months ended March 31, 2025, and $1.3 million for the three months ended March 31, 2024, respectively, to defined benefit schemes.

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

The calculation of basic and diluted earnings (loss) per share attributable to Company stockholders for the three months ended March 31, 2025 and 2024, respectively, are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$13,948	$(2,677)

Basic weighted average number of shares outstanding	116,218	110,176
Effect of dilutive securities:
Unvested restricted stock units	693	-
ESPP shares	18	-
Diluted weighted average number of shares outstanding	116,929	110,176

Total basic earnings (loss) per share	$0.12	$(0.02)
Total diluted earnings (loss) per share	$0.12	$(0.02)

For the three months ended March 31, 2025, approximately 2.0 million outstanding equity awards were excluded because the exercise price exceeded the average market price of the Company's common stock. For the three months ended March 31, 2024 the Company excluded all outstanding equity awards from the computation of diluted loss per share because their effect is antidilutive.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

20.	Related party disclosures

Our related parties consist primarily of CETS and PVD-Expro, the two companies in which we exert significant influence. During the three months ended March 31, 2025, we provided goods and services to related parties totaling $0.3 million, and $4.3 million for the three months ended March 31, 2024. During the three months ended March 31, 2025 we received material goods and services from related parties totaling less than $0.1 million and $0.1 million for the three months ended March 31, 2024.

Additionally, we entered into various operating lease agreements to lease facilities with affiliated companies. Rent expense associated with our related party leases was immaterial for the three months ended March 31, 2025, and $0.1 million for the three months ended March 31, 2024, respectively.

As of  March 31, 2025 and December 31, 2024 amounts receivable from related parties were $0.3 million and $0.8 million, respectively, and amounts payable to related parties were less than $0.1 million in both periods.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

21.	Stock-based compensation

Stock-based compensation expense relating to the Long-Term Incentive Plan (“LTIP”), including restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) for the three months ended March 31, 2025 was $6.6 million. Stock-based compensation expense relating to LTIP RSUs and PRSUs for the three months ended March 31, 2024 was $4.9 million.

During the three months ended March 31, 2025, 1,698,050 RSUs and 350,426 PRSUs were granted to employees and directors at a weighted average grant date fair value of $10.83 per RSU and $17.85 per PRSU.

During the three months ended March 31, 2025 we recognized $0.4 million of compensation expense related to stock purchased under the ESPP and its sub-plans. The Company recognized ESPP expense for the three months ended March 31, 2024 of $0.2 million.

22.	Supplemental cash flow

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$15,105	$11,956
Cash paid for interest, net	$2,474	$2,910
Change in accounts payable and accrued expenses related to capital expenditures	$6,969	$9,922

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

Well Management

Our well management offerings consist of well flow management, subsea well access and well intervention and integrity services:

•	Well flow management: We gather valuable well and reservoir data, with a particular focus on well-site safety and environmental impact. We provide global, comprehensive well flow management systems for the safe production, measurement and sampling of hydrocarbons from a well, including well testing during the exploration and appraisal phase of a new field; flowback and clean-up of a new well prior to production; and in-line testing of a well during its production life. We also provide early production facilities to accelerate production; production enhancement packages to enhance reservoir recovery rates through the realization of production that was previously locked within the reservoir; flare reduction and other emissions management solutions; and metering and other well surveillance technologies to monitor and measure flow and other characteristics of wells.

•	Subsea well access: With nearly 50 years of experience providing a wide range of fit-for-purpose subsea well access solutions, our technology aims to provide safe well access and optimized production throughout the lifecycle of the well. We provide what we believe to be the most reliable, efficient and cost-effective subsea well access systems for exploration and appraisal, development, intervention and abandonment, including an extensive portfolio of standard and bespoke Subsea Test Tree Assemblies (“SSTA”) and a range motion-compensating and other surface handling equipment. We also provide services and solutions utilizing a rig-deployed Intervention Riser System (“IRS”) owned by a third party and have capabilities for vessel-deployed light well intervention services. In addition, we provide systems integration and project management services.

•	Well intervention and integrity: We provide well intervention solutions to acquire and interpret well data, maintain and restore well bore integrity and improve production. In addition to our extensive fleet of mechanical and cased hole wireline units, we have recently introduced and acquired a number of cost-effective, innovative well intervention services, including CoilHose™, a lightweight, small-footprint solution for wellbore lifting, cleaning and chemical treatments; Octopoda™, for fluid treatments in wellbore annuli; Galea™, an autonomous well intervention solution; and expandable casing patches designed to repair damaged production casing or isolate existing perforations prior to refracturing a well (a so called “patch and perf”). We also possess several other distinct technical capabilities, including fiber optic-enabled data acquisition and interpretation services, non-intrusive metering technologies and wireless telemetry systems for reservoir monitoring.

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

Commodity Prices and Market Conditions

Commodity Prices

Average daily oil demand in the first quarter of 2025 exceeded the average daily demand levels in the first quarter of 2024, as well as the full year average for 2024. Liquids demand is expected to grow by 0.9 million b/d in 2025 compared to 2024. Overall, Brent crude oil prices remained largely unchanged over the first quarter, averaging $73/bbl in March compared to $74/bbl in December 2024; however, the March average price was a decline from the January average of $79/bbl. Prices rose early in the quarter as sanctions on Russian entities and tariff increases tightened the market, before ceasefire deals in the Middle East, tariff announcements and a weakening demand outlook caused prices to fall through February and March.

Market Conditions

Despite a relatively balanced first quarter, the market is experiencing increasing near-term uncertainty and volatility resulting from recently announced tariffs and expected production increases, particularly by OPEC+ members. These developments have led to a decline in commodity prices due to concerns over a global recession and a potential deceleration in demand growth. Nonetheless, demand has thus far remained relatively resilient, which should continue to support commodity prices at a profitable level for operators in the long-term, driving upstream investment and activity.

There are a number of market factors that have had, and may continue to have, an effect on our business, including:

•	The market for energy services and our business are substantially dependent on the price of oil and, to a lesser extent, the regional price of gas, which are both driven by market supply and demand. Changes in oil and gas prices impact customer willingness to spend on exploration and appraisal, development, production, and abandonment activities. The extent of the impact of a change in oil and gas prices on these activities varies extensively between geographic regions, types of customers, types of activities and the financial returns of individual projects.
•	Activity related to gas and liquified natural gas (“LNG”) production (and associated asset development) continues to grow within our ESSA and MENA regions in support of Europe’s ongoing drive to diversify away from its reliance on Russian pipeline gas supplies over the long term. More broadly, the energy security and energy transition imperatives of policymakers in the U.S. and Europe continue to result in increased investment in global gas development.

•	International, offshore and deepwater activity continued to strengthen throughout 2024 and into 2025. We also experienced an increased demand for services related to brownfield and production enhancement and infield development programs as operators strived to maximize their previous investments and increase production with a lower carbon footprint. In addition, we have seen an increase in demand for production optimization technologies, especially in support of gas and LNG developments.
•	The clean energy transition continues to gain momentum, though with a reduced focus as energy security remains a key priority of policymakers. As such, we believe that hydrocarbons, and natural gas in particular, will continue to play a vital role in the transition towards more sustainable energy resources and that existing expertise and future innovation within the energy services sector, both to reduce emissions and enhance efficiency, will be critical. We are already active in the early-stage carbon capture and storage segment and have expertise and established operations within the geothermal and flare reduction segments. We continue to develop technologies to enhance the sustainability of our customers’ operations which, along with our digital transformation initiatives, are expected to enable us to continue to support our customers’ commercial and environmental initiatives. As the industry changes, we continue to evolve our approach to assist and enable our customers to develop more sustainable energy solutions.

Outlook

Global liquids demand increased in the first quarter of 2025 compared to the previous quarter and average year-on-year consumption is expected to continue to grow in 2025, though at a reduced rate. Overall, the market remained largely unchanged over the first quarter. Early in the quarter, prices were supported by the announcement of additional sanctions on Russia, Iran and Venezuela, before the announcement of a temporary ceasefire in the Middle East, concerns relating to tariffs, and a weakening demand outlook caused prices to retreat.

Following the conclusion of the first quarter, the announcement by the U.S. administration of sweeping new tariffs on its global trade partners drove a decline in crude oil prices. This was further compounded by China announcing retaliatory tariffs and an unexpected announcement from the Organization of the Petroleum Exporting Countries and certain other oil exporting nations (“OPEC+”) indicating the group will be accelerating its timeline for increasing production. These factors have added significant uncertainty to the market and commodity price forecasts for the near-term.

The U.S. Energy Information Administration (“EIA”) predicts that global liquids fuels demand will average 103.6 million b/d in 2025, increasing by 0.9 million b/d over 2024. Consumption is then expected to grow by a further 1.1 million b/d in 2026 to an average of 104.7 million b/d. Growth in oil consumption continues to be below its pre-pandemic trend. Recently announced trade policies suggest that the uncertainty around global oil demand growth has risen significantly. The EIA has revised downward its demand growth forecast due to the potential impact of the tariffs on the global economy. The reduction in demand forecast is concentrated in Asia. Despite the uncertainty, non-OECD Asia continues to be the primary driver of global oil demand growth, led by India and its rising demand for transportation fuels. China’s economic stimulus efforts may also drive higher demand growth; however, this may now be limited by the impact of higher tariffs. Despite the near-term downside risk and slowing of growth, demand for global liquid fuels is expected to remain resilient in the long-term, supporting a multi-year energy sector upcycle.

The EIA forecasts that global liquid fuels production will grow by 1.3 million b/d in 2025 to an average of 104.1 million b/d. Global liquid fuels supply is then predicted to grow a further 1.2 million b/d in 2026 to average 105.3 million b/d. Production growth in 2025 and 2026 is anticipated from the scheduled increase in OPEC+ production and further growth from countries outside of OPEC+. Although OPEC+ announced they will increase production at an accelerated rate compared to previous market expectations, the EIA anticipates the group will likely produce below their current target path to limit increases in inventories and thereby support prices. This leads to the assumption that OPEC+ will keep overall crude oil production largely unchanged in 2025. As a result, we believe that liquid fuels production growth in 2025 will be led by countries outside of OPEC+, driven mainly by the U.S. Canada, Brazil and Guyana.

Overall, oil prices remained largely unchanged during the first quarter of 2025 as geopolitical sentiments drove intra-quarter variations. Prices found support early in the quarter as further sanctions were imposed on Russian entities. The price then started to decline through February and March amid a Middle East ceasefire, tariff announcements and a weakening demand outlook. In April, the Trump administrations’ new tariffs, China’s retaliatory tariffs and the OPEC+ acceleration in the timing of production increases have weighed on the market, driving a decline in Brent crude prices. Given this recent geopolitical instability, oil prices are expected to remain volatile in the near-term, with the EIA currently forecasting an average Brent price of $68/bbl for 2025 and $61/bbl for 2026. Significant uncertainty lies in these estimations however, as market participants assess the effects that new or additional tariffs will have on global economic activity and associated oil demand. Further uncertainty stems from the implementation of energy-sector sanctions on Russia and Iran, and Venezuelan exports. Despite the market uncertainty and decline in commodity prices, Wall Street analysts generally expect oil prices of $60-$65/bbl over the medium-term, a level supportive of continued upstream investment by operators, driving a stable to positive outlook for our business.

Turning to the natural gas outlook, international prices continue to support investment and activity, resulting in a fundamentally tight market through 2025.

The EIA expects Henry Hub prices to average $4.30 per million British thermal units (“MMBtu”) in 2025, an increase from an average of $2.20/MMBtu in 2024. The Henry Hub price is then expected to increase further to an average of $4.60/MMBtu in 2026. The main driver of the price increase is a growth in demand for U.S. natural gas, led by pipeline and LNG exports. Rystad Energy forecasts prices at the European Title Transfer Facility (“TTF”) will average $13.8/MMBtu in 2025, driven by increased demand due to Europe’s colder-than-typical winter and severely depleted storage. Europe is expected to absorb roughly 10 million tons of incremental LNG production to replenish storage, pushing up prices. This in turn is expected to trigger modest price increases for Asia, where the Northeast Asian spot LNG price is expected to average $14.3/MMBtu in 2025, largely tracking the TTF prices over the near-term.

Despite the near-term market volatility driven by geopolitical sentiment, at least modest annual demand growth is expected to be sustained. Commodity prices remain profitable for operators and demand for hydrocarbons, driven by energy security requirements, supports continued investment and activity. International and offshore capital expenditures, which is a key driver of opportunity for Expro, is expected to remain relatively stable, with the sanctioning of large developments anticipated in NLA including in Argentina, Brazil and Guyana, and ESSA including in Norway, the UK and West Africa. In addition, additional onshore activity that is focused on unconventional gas is expected to support growth opportunities for Expro in the Middle East.

Overall, the current market outlook for energy service companies is challenging given the ongoing volatility. However, we still anticipate modest growth, assuming commodity prices remain above $60 to $65/bbl (a level that should be profitable for operators). Energy security requirements should also support sustained demand for hydrocarbons. These key factors continue to support investment and activity, driving at least modest medium-term growth for Expro.

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

Executive Overview

Three months ended March 31, 2025, compared to three months ended December 31, 2024

Certain highlights of our financial results and other key developments include:

•

Revenue for the three months ended March 31, 2025, decreased by $46.0 million, or 10.5%, to $390.9 million, compared to $436.8 million for the three months ended December 31, 2024. The decrease in revenue was a result of lower activity in the NLA, ESSA and APAC segments, offset by modestly higher activity in MENA. Consistent with historical patterns, revenue and profitability for the three months ended March 31, 2025, was negatively impacted by the winter season in the Northern Hemisphere, the budget cycles of our national oil company customers and the non-repeat of subsea well access activity in the first quarter of 2025 compared to the fourth quarter of 2024. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•

We reported net income for the three months ended March 31, 2025, of $13.9 million, a decrease of $9.1 million, or 39.4%, as compared to net income of $23.0 million for the three months ended December 31, 2024. Net income margin was 4% for the three months ended March 31, 2025 compared to 5% for the three months ended December 31, 2024. The decrease primarily reflected lower Adjusted EBITDA of $24.1 million, and higher depreciation and amortization expense of $3.1 million, partially offset by lower income tax expense of $11.1 million, lower severance and other expense of $3.0 million and lower merger and integration expense of $2.2 million.

•

Adjusted EBITDA for the three months ended March 31, 2025, decreased by $24.1 million, or 24.0%, to $76.2 million from $100.4 million for the three months ended December 31, 2024. Adjusted EBITDA margin was 20% for the three months ended March 31, 2025 compared to 23% for the three months ended December 31, 2024. The decrease in Adjusted EBITDA and Adjusted EBITDA margin is primarily attributable to lower revenue and less favorable activity mix.

•	Net cash provided by operating activities for the three months ended March 31, 2025, was $41.5 million, as compared to net cash provided by operating activities of $97.4 million for the three months ended December 31, 2024, primarily driven by a decrease in Adjusted EBITDA and movements in working capital.

•	Net cash used in financing activities for the three months ended March 31, 2025 was $15.1 million, including $10.1 million of cash used to repurchase common stock, as compared to $32.4 million of cash used in financing activities for the three months ended December 31, 2024, including $14.2 million used to repurchase common stock.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the three months presented (in thousands):

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Net income (loss)	$13,948	$23,034	$(2,677)

Income tax (benefit) expense	$(1,716)	$9,375	$12,288
Depreciation and amortization expense	45,421	42,284	40,146
Severance and other expense	6,082	9,041	5,062
Merger and integration expense	1,740	3,947	2,161
Other (income) expense, net (1)	(1,654)	1,186	(485)
Stock-based compensation expense	6,968	7,101	5,070
Foreign exchange loss	1,988	2,585	2,743
Interest and finance expense, net	3,451	1,804	3,152
Adjusted EBITDA	$76,228	$100,357	$67,460

Net income (loss) margin	4%	5%	(1)%

Adjusted EBITDA margin	20%	23%	18%

(1)	Other income (expense), net, is comprised of immaterial, unusual or infrequently occurring transactions which, in management’s view, do not provide useful measures of the underlying operating performance of the business.

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

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the periods presented (in thousands):

	Three Months Ended			Percentage
	March 31, 2025	December 31, 2024	March 31, 2024	March 31, 2025	December 31, 2024	March 31, 2024
NLA	$134,278	$139,272	$130,389	34.4%	31.9%	34.0%
ESSA	112,373	142,788	121,746	28.7%	32.7%	31.7%
MENA	93,554	92,557	71,494	23.9%	21.2%	18.6%
APAC	50,667	62,226	59,860	13.0%	14.2%	15.6%
Total Revenue	$390,872	$436,843	$383,489	100.0%	100.0%	100.0%

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to income before income taxes for the periods presented (in thousands):

	Three Months Ended			Segment EBITDA Margin
	March 31, 2025	December 31, 2024	March 31, 2024	March 31, 2025	December 31, 2024	March 31, 2024
NLA	$30,386	$30,062	$34,377	22.6%	21.6%	26.4%
ESSA	29,188	53,002	25,201	26.0%	37.1%	20.7%
MENA	34,168	32,591	24,538	36.5%	35.2%	34.3%
APAC	10,862	15,453	10,786	21.4%	24.8%	18.0%
Total Segment EBITDA	104,604	131,108	94,902
Corporate costs (1)	(32,082)	(34,218)	(31,300)
Equity in income of joint ventures	3,706	3,467	3,858
Depreciation and amortization expense	(45,421)	(42,284)	(40,146)
Merger and integration expense	(1,740)	(3,947)	(2,161)
Severance and other expense	(6,082)	(9,041)	(5,062)
Stock-based compensation expense	(6,968)	(7,101)	(5,070)
Foreign exchange loss	(1,988)	(2,585)	(2,743)
Other income (expense), net	1,654	(1,186)	485
Interest and finance expense, net	(3,451)	(1,804)	(3,152)
Income before income taxes	$12,232	$32,409	$9,611

(1)	Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

Three months ended March 31, 2025 compared to three months ended December 31, 2024

NLA

Revenue for the NLA segment was $134.3 million for the three months ended March 31, 2025, a decrease of $5.0 million, or 3.6%, compared to $139.3 million for the three months ended December 31, 2024. The decrease was primarily due to lower well construction revenue in the US, Mexico and Guyana and lower well flow management revenue in Argentina and Mexico, partially offset by higher subsea well access revenue in the U.S. and higher well intervention and integrity revenue in Argentina.

Segment EBITDA for the NLA segment was $30.4 million, or 22.6% of revenues, during the three months ended March 31, 2025, an increase of $0.3 million, or 1.1%, compared to $30.1 million, or 21.6%, of revenues during the three months ended December 31, 2024. The increase in Segment EBITDA and Segment EBITDA margin, despite a decrease in revenue, was primarily attributable to increased activity on higher margin projects.

ESSA

Revenue for the ESSA segment was $112.4 million for the three months ended March 31, 2025, a decrease of $30.4 million, or 21.3%, compared to $142.8 million for the three months ended December 31, 2024. The decrease in revenues was primarily driven by lower subsea well access revenue in Angola offset by increased production solutions (well flow management) revenue in Congo.

Segment EBITDA for the ESSA segment was $29.2 million, or 26.0% of revenues, for the three months ended March 31, 2025, a decrease of $23.8 million, or 44.9%, compared to $53.0 million, or 37.1% of revenues, for the three months ended December 31, 2024. The decrease in Segment EBITDA and Segment EBITDA margin was primarily attributable to the above referenced decrease in subsea well access activity in Angola during the three months ended March 31, 2025 as compared to the three months ended December 31, 2024.

MENA

Revenue for the MENA segment was $93.6 million for the three months ended March 31, 2025, an increase of $1.0 million, or 1.1%, compared to $92.6 million for the three months ended December 31, 2024. The increase in revenue was driven by higher well intervention and integrity revenue in Qatar, higher production solutions revenue in Algeria, and higher Coretrax activity (well construction), partially offset by lower well construction revenue in Egypt.

Segment EBITDA for the MENA segment was $34.2 million, or 36.5% of revenues, for the three months ended March 31, 2025, an increase of $1.6 million, or 4.8%, compared to $32.6 million, or 35.2% of revenues, for the three months ended December 31, 2024. The increase in Segment EBITDA and Segment EBITDA margin was due to modestly higher revenue and activity mix

APAC

Revenue for the APAC segment was $50.7 million for the three months ended March 31, 2025, a decrease of $11.6 million, or 18.6%, compared to $62.2 million for the three months ended December 31, 2024. The decrease in revenue was primarily due to lower subsea well access, lower well flow management and lower well construction activity in Australia following completion of a large project in the fourth quarter of 2024, and lower well intervention and integrity activity in Brunei and Malaysia, partially offset by increased Coretrax (well intervention and integrity) activity in Australia.

Segment EBITDA for the APAC segment was $10.9 million, or 21.4% of revenues, for the three months ended March 31, 2025, a decrease of $4.6 million compared to $15.5 million, or 24.8% of revenues, for the three months ended December 31, 2024. The increase in Segment EBITDA is attributable primarily due to lower activity and a less favorable activity mix.

Merger and integration expense

Merger and integration expense for the three months ended March 31, 2025, decreased by $2.2 million, to $1.7 million as compared to $3.9 million for the three months ended December 31, 2024. The decrease was primarily attributable to professional costs incurred in connection with the Coretrax Acquisition during the three months ended December 31, 2024 that did not repeat in the first quarter of 2025.

Severance and other expense

Severance and other expense was $6.1 million for the three months ended March 31, 2025 as compared to severance and other expense of $9.0 million for the three months ended December 31, 2024. The decrease in severance and other expense was primarily attributable less restructuring activity across all segments.

Interest and finance expense, net

Interest and finance expense, net for the three months ended March 31, 2025 increased by $1.7 million to $3.5 million as compared to $1.8 million for the three months ended December 31, 2024. The increase was primarily attributable to unfavorable foreign exchange movement for interest and financing charges related to leases and a pension.

Three months ended March 31, 2025 compared to three months ended March 31, 2024

NLA

Revenue for the NLA segment was $134.3 million for the three months ended March 31, 2025, an increase of $3.9 million, or 3.0%, compared to $130.4 million for the three months ended March 31, 2024. The increase was primarily due to increases higher well flow management activity in the U.S. and Brazil, higher subsea well access revenue in the U.S., higher well intervention and integrity activity in Argentina and increased Coretrax activity in the U.S., partially offset by lower well flow management revenue in Mexico, and lower well construction revenue in the U.S. and Mexico.

Segment EBITDA for the NLA segment was $30.4 million, or 22.6% of revenues, during the three months ended March 31, 2025, a decrease of $4.0 million, or 11.6%, compared to $34.4 million, or 26.4%, of revenues during the three months ended March 31, 2024. The decrease in Segment EBITDA and Segment EBITDA margin was primarily attributable to a less favorable activity mix.

ESSA

Revenue for the ESSA segment was $112.4 million for the three months ended March 31, 2025, a decrease of $9.4 million, or 7.7%, compared to $121.7 million for the three months ended March 31, 2024. The decrease in revenues was primarily driven by lower well flow management revenue in Congo, partially offset by higher subsea well access activity in Angola, West Africa, and the United Kingdom.

Segment EBITDA for the ESSA segment was $29.2 million, or 26.0% of revenues, for the three months ended March 31, 2025, an increase of $4.0 million, or 15.8%, compared to $25.2 million, or 20.7% of revenues, for the three months ended March 31, 2024. The increase in Segment EBITDA and Segment EBITDA margin, despite the decrease in revenue, was primarily attributable to an increase in activities on higher margin services during the three months ended March 31, 2025.

MENA

Revenue for the MENA segment was $93.6 million for the three months ended March 31, 2025, an increase of $22.1 million, or 30.9%, compared to $71.5 million for the three months ended March 31, 2024. The increase in revenue was primarily attributable to the Coretrax Acquisition and increased well flow management revenue in Algeria, the UAE, and Iraq.

Segment EBITDA for the MENA segment was $34.2 million, or 36.5% of revenues, for the three months ended March 31, 2025, an increase of $9.6 million, or 39.2%, compared to $24.5 million, or 34.3% of revenues, for the three months ended March 31, 2024. The increase in Segment EBITDA and Segment EBITDA margin was primarily due higher revenue and a more favorable activity mix.

APAC

Revenue for the APAC segment was $50.7 million for the three months ended March 31, 2025, a decrease of $9.2 million, or 15.4%, compared to $59.9 million for the three months ended March 31, 2024. The decrease in revenue was primarily due to lower subsea well access activity in China and Australia, and lower well flow management activity in Australia.

Segment EBITDA for the APAC segment was $10.9 million, or 21.4% of revenues, for the three months ended March 31, 2025, an increase of $0.1 million compared to a loss of $10.8 million, or 18.0% of revenues, for the three months ended March 31, 2024. The increase in Segment EBITDA and Segment EBITDA margin is largely attributable to a decrease in activity on lower margin services.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended March 31, 2025 increased by $5.3 million, or 13.1%, to $45.4 million as compared to $40.1 million for the three months ended March 31, 2024. The increase was generally proportional to the increase in property plant and equipment year over year, including impacts of the Coretrax Acquisition.

Stock-based compensation expense

Stock-based compensation expense for the three months ended March 31, 2025 increased by $1.9 million, or 37.4%, to $7.0 million as compared to $5.1 million for the three months ended March 31, 2024. The increase is primarily due to an increase in equity awards during the first quarter of 2025 compared to the first quarter of 2024, primarily related to employees added through acquisitions.

Liquidity and Capital Resources

Liquidity

Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. As of March 31, 2025, total available liquidity was $315.8 million, including cash and cash equivalents and restricted cash of $180.2 million and $135.6 million available for borrowings under our Amended and Restated Facility Agreement. Expro believes these amounts, along with cash generated by ongoing operations, will be sufficient to meet future business requirements for the next 12 months and beyond. Our primary sources of liquidity have been cash flows from operations. Our primary uses of capital have been for capital expenditures, acquisitions and repurchase of company stock. We monitor potential capital sources, including equity and debt financing, in order to meet our investment and liquidity requirements.

Our total capital expenditures are estimated to range between $90.0 million and $100.0 million for the remaining nine months of 2025. Our total capital expenditures were $33.1 million for the three months ended March 31, 2025, of which approximately 90% were used for the purchase and manufacture of equipment to directly support customer-related activities and approximately 10% for other property, plant and equipment, inclusive of software costs. We continue to focus on preserving and protecting our strong balance sheet, optimizing utilization of our existing assets and, where practical, limiting new capital expenditures.

On December 12, 2024, the Company’s Board of Directors (the “Board”) approved an extension to its stock repurchase program, pursuant to which the Company is authorized to acquire up to $100.0 million of its outstanding common stock from October 25, 2023 through November 24, 2025 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. During the three months ended March 31, 2025, the Company repurchased approximately 1.0 million shares at an average price of $10.08 per share, for a total cost of approximately $10.0 million. The Company made no repurchases during the three months ended March 31, 2024.

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

Cash flow from operating, investing and financing activities

Cash flows from our operations, investing and financing activities are summarized below (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net cash provided by operating activities	$41,509	$29,938
Net cash used in investing activities	(33,112)	(30,739)
Net cash (used in) provided by financing activities	(15,104)	14,891
Effect of exchange rate changes on cash activities	2,218	(2,722)
Net (decrease) increase to cash and cash equivalents and restricted cash	$(4,489)	$11,368

Analysis of cash flow changes between the three months ended March 31, 2025 and March 31, 2024

Net cash provided by operating activities

Net cash provided by operating activities was $41.5 million during the three months ended March 31, 2025 as compared to $29.9 million during the three months ended March 31, 2024. The increase in net cash provided by operating activities of $11.6 million for the three months ended March 31, 2025, was primarily driven an increase in Adjusted EBITDA and favorable movement in working capital, partially offset by increase in cash paid for severance and other expenses and increase cash payments for income taxes.

Net cash used in investing activities

Net cash used in investing activities was $33.1 million during the three months ended March 31, 2025, as compared to $30.7 million during the three months ended March 31, 2024, an increase of $2.4 million. The increase in net cash used in investing activities was primarily due to an increase in capital expenditures.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $15.1 million during the three months ended March 31, 2025, as compared to net cash provided by financing activities of $14.9 million during the three months ended March 31, 2024. The change of $30.0 million in net cash used in financing activities is primarily due to repurchase of common stock during the first quarter of 2025 and proceeds from borrowings during the first quarter of 2024 that did not repeat in 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report. Our exposure to market risk has not changed materially since December 31, 2024.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the three months covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level.

b)	Change in Internal Control Over Financial Reporting

As of March 31, 2025, management has concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of repurchases of Company common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Shares Purchased as Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
January 1 - January 31	-	$-	-	$75,831,912
February 1 - February 28	-	$-	-	$75,831,912
March 1 - March 31	993,761	$10.08	993,761	$65,812,045
Total	993,761	$10.08	993,761

1)

This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. We administer cashless settlements and generally do not repurchase stock in connection with cashless settlements.

2)

Our Board authorized a program to repurchase our common stock from time to time. Approximately $65.8 million remained authorized for repurchases as of March 31, 2025, subject to the limitation set in our shareholder authorization for repurchases of our common stock.

Item 5. Other Information

Securities Trading Arrangements with Officers and Directors

During the three months ended  March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
*101.1

The following materials from Expro Group Holdings N.V.’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Represents management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRO GROUP HOLDINGS N.V.

Date:	April 30, 2025	By:	/s/ Quinn P. Fanning
Quinn P. Fanning
Chief Financial Officer
(Principal Financial Officer)