Form 10-Q
period 2025-06-30
EXPRO GROUP HOLDINGS N.V.
filed 2025-07-29
CIK 1575828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934

For the quarterly period ended June 30, 2025

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

As of July 22, 2025, there were 115,593,209 shares of common stock, €0.06 nominal value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Expro Group Holdings N.V.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total revenue	$422,740	$469,642	$813,612	$853,131
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization expense	(319,981)	(366,520)	(625,473)	(675,007)
General and administrative expense, excluding depreciation and amortization expense	(14,499)	(26,225)	(36,313)	(45,438)
Depreciation and amortization expense	(46,716)	(40,647)	(92,137)	(80,793)
Merger and integration expense	(2,267)	(8,789)	(4,007)	(10,950)
Severance and other (expense) income	(6,711)	236	(12,793)	(4,826)
Total operating cost and expenses	(390,174)	(441,945)	(770,723)	(817,014)
Operating income	32,566	27,697	42,889	36,117
Other income, net	280	334	1,934	819
Interest and finance expense, net	(4,279)	(3,666)	(7,730)	(6,818)
Income before taxes and equity in income of joint ventures	28,567	24,365	37,093	30,118
Equity in income of joint ventures	3,395	4,856	7,101	8,714
Income before income taxes	31,962	29,221	44,194	38,832
Income tax expense	(13,959)	(13,935)	(12,243)	(26,223)
Net income	$18,003	$15,286	$31,951	$12,609

Earnings per common share:
Basic	$0.16	$0.13	$0.28	$0.11
Diluted	$0.16	$0.13	$0.27	$0.11
Weighted average common shares outstanding:
Basic	115,444,915	113,979,860	115,829,219	112,078,160
Diluted	115,508,918	114,923,702	116,216,865	113,688,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$18,003	$15,286	$31,951	$12,609
Other comprehensive loss:
Amortization of prior service credit	(61)	(61)	(122)	(122)
Other comprehensive loss	(61)	(61)	(122)	(122)
Comprehensive income	$17,942	$15,225	$31,829	$12,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)

	June 30,	December 31,
	2025	2024
Assets:
Current assets
Cash and cash equivalents	$206,831	$183,036
Restricted cash	655	1,627
Accounts receivable, net	505,107	517,570
Inventories	168,060	159,040
Income tax receivables	36,691	28,641
Other current assets	84,827	74,132
Total current assets	1,002,171	964,046

Property, plant and equipment, net	540,410	563,697
Investments in joint ventures	79,615	73,012
Intangible assets, net	273,457	298,856
Goodwill	348,558	348,918
Operating lease right-of-use assets	74,346	66,640
Non-current accounts receivable, net	7,432	7,432
Other non-current assets	12,233	10,940
Total assets	$2,338,222	$2,333,541

Liabilities and stockholders’ equity:
Current liabilities
Accounts payable and accrued liabilities	$316,778	$340,298
Income tax liabilities	48,854	52,436
Finance lease liabilities	2,395	2,234
Operating lease liabilities	17,455	17,253
Other current liabilities	82,888	72,209
Total current liabilities	468,370	484,430

Long-term borrowings	121,065	121,065
Deferred tax liabilities, net	22,799	44,310
Post-retirement benefits	7,798	10,430
Non-current finance lease liabilities	13,788	14,006
Non-current operating lease liabilities	58,720	48,488
Uncertain tax positions	79,559	74,526
Other non-current liabilities	46,135	44,802
Total liabilities	818,234	842,057

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, €0.06 nominal value, 200,000 shares authorized, 122,323 and 121,091 shares issued	8,556	8,488
Treasury stock (at cost) 6,730 and 4,796 shares	(101,878)	(83,420)
Additional paid-in capital	2,094,226	2,079,161
Accumulated other comprehensive income	14,348	14,470
Accumulated deficit	(495,264)	(527,215)
Total stockholders’ equity	1,519,988	1,491,484
Total liabilities and stockholders’ equity	$2,338,222	$2,333,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	2025	2024
Cash flows from operating activities:
Net income	$31,951	$12,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	92,137	80,793
Equity in income of joint ventures	(7,101)	(8,714)
Stock-based compensation expense	14,282	12,420
Elimination of unrealized loss on sales to joint ventures	-	(315)
Changes in fair value of contingent consideration	-	(6,172)
Deferred taxes	(16,049)	(618)
Unrealized foreign exchange (gain) loss	(6,047)	5,413
Changes in assets and liabilities:
Accounts receivable, net	15,118	(33,756)
Inventories	(9,020)	(7,521)
Other assets	(11,557)	(14,127)
Accounts payable and accrued liabilities	(17,289)	(11,129)
Other liabilities	12,931	(12,805)
Income taxes, net	(6,599)	3,432
Dividends received from joint ventures	498	-
Other	(3,333)	(2,745)
Net cash provided by operating activities	89,922	16,765

Cash flows from investing activities:
Capital expenditures	(54,316)	(67,107)
Payment for acquisition of business, net of cash acquired	-	(32,458)
Proceeds from disposal of assets	5,000	2,900
Net cash used in investing activities	(49,316)	(96,665)

Cash flows from financing activities:
(Cash pledged for) release of collateral deposits, net	(415)	557
Proceeds from borrowings	-	117,269
Repayment of borrowings	-	(44,351)
Repurchase of common stock	(15,033)	-
Payment of withholding taxes on stock-based compensation plans	(2,588)	(4,352)
Repayment of financed insurance premium	(4,955)	(3,203)
Repayments of finance leases	(887)	(1,042)
Net cash (used in) provided by financing activities	(23,878)	64,878

Effect of exchange rate changes on cash and cash equivalents	6,095	(2,691)
Net increase (decrease) to cash and cash equivalents and restricted cash	22,823	(17,713)
Cash and cash equivalents and restricted cash at beginning of period	184,663	153,166
Cash and cash equivalents and restricted cash at end of period	$207,486	$135,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Six Months Ended June 30, 2024
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2024	110,030	$8,062	$(64,697)	$1,909,323	$22,318	$(579,133)	$1,295,873
Net loss	-	-	-	-	-	(2,677)	(2,677)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	5,070	-	-	5,070
Common shares issued upon vesting of share-based awards	719	40	-	(40)	-	-	-
Treasury shares withheld	(212)	-	(4,095)	-	-	-	(4,095)
Balance at March 31, 2024	110,537	$8,102	$(68,792)	$1,914,353	$22,257	$(581,810)	$1,294,110
Net income	-	-	-	-	-	15,286	15,286
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	7,350	-	-	7,350
Common shares issued upon vesting of share-based awards	105	6	-	(6)	-	-	-
Treasury shares refunded	(12)	-	(256)	-	-	-	(256)
Coretrax Acquisition	6,750	373	-	142,392	-	-	142,765
Balance at June 30, 2024	117,380	$8,481	$(69,048)	$2,064,089	$22,196	$(566,524)	$1,459,194

	Six Months Ended June 30, 2025
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2025	116,295	$8,488	$(83,420)	$2,079,161	$14,470	$(527,215)	$1,491,484
Net income	-	-	-	-	-	13,948	13,948
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	6,968	-	-	6,968
Common stock issued upon vesting of share-based awards	1,031	58	-	793	-	-	851
Treasury shares withheld	(304)	-	(3,425)	-	-	-	(3,425)
Acquisition of common stock	(994)	-	(10,020)	-	-	-	(10,020)
Balance at March 31, 2025	116,028	$8,546	$(96,865)	$2,086,922	$14,409	$(513,267)	$1,499,745
Net income	-	-	-	-	-	18,003	18,003
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	7,314	-	-	7,314
Common stock issued upon vesting of share-based awards	202	10	-	(10)	-	-	-
Acquisition of common stock	(637)	-	(5,013)	-	-	-	(5,013)
Balance at June 30, 2025	115,593	$8,556	$(101,878)	$2,094,226	$14,348	$(495,264)	$1,519,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Business description

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

The Company’s Board of Directors (the “Board”) approved an extension to its stock repurchase program, pursuant to which the Company is authorized to acquire up to $100.0 million of its outstanding common stock from October 25, 2023 through November 24, 2025 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. During the six months ended June 30, 2025, the Company repurchased approximately 1.6 million shares at an average price of $9.22 per share, for a total cost of approximately $15.0 million. The Company made no repurchases during the six months ended June 30, 2024.

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

In the opinion of management, these unaudited condensed consolidated financial statements, which are prepared in accordance with the rules of the SEC and U.S. GAAP for interim financial reporting, included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2025, the results of our operations for the three and six months ended June 30, 2025 and 2024 and our cash flows for the six months ended June 30, 2025 and 2024. Such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2025 or for any other period.

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

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

The preliminary valuation of the assets acquired and liabilities assumed, including other liabilities, in the PRT Acquisition initially resulted in goodwill of $18.6 million. During 2024, the Company finalized the valuation and recorded measurement period adjustments to its preliminary estimates due to additional information received primarily related to a customary purchase price adjustment. The measurement period adjustments resulted in an increase in goodwill of $0.9 million, for final total goodwill associated with the PRT Acquisition of $19.5 million.

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

	Initial allocation of the consideration	Measurement period adjustments	Final allocation of the consideration
Cash and cash equivalents	$9,315	$-	$9,315
Accounts receivables, net	31,414	(1,131)	30,283
Inventories	16,933	-	16,933
Other current assets	3,170	(31)	3,139
Property, plant and equipment	28,685	(110)	28,575
Goodwill	95,773	4,182	99,955
Intangible assets	101,650	-	101,650
Operating lease right-of-use assets	2,581	-	2,581
Total assets	289,521	2,910	292,431

Accounts payable and accrued liabilities	25,529	-	25,529
Operating lease liabilities	825	-	825
Current tax liabilities	1,300	(683)	617
Other current liabilities	11,098	7,110	18,208
Non-current tax liabilities	8,096	1,752	9,848
Deferred tax liabilities	25,616	(4,778)	20,838
Non-current operating lease liabilities	1,756	-	1,756
Long-term borrowings	28,147	-	28,147
Total liabilities	102,367	3,401	105,768

Fair value of net assets acquired	$187,154	$(491)	$186,663

The preliminary valuation of the assets acquired and liabilities assumed, including other liabilities, in the Coretrax Acquisition initially resulted in a goodwill of $95.8 million. During April 2025, the Company finalized the valuation and recorded measurement period adjustments to its preliminary estimates due to additional information received primarily related to customary purchase price adjustments. The measurement period adjustments resulted in an increase in goodwill of $4.2 million, for final total goodwill associated with the Coretrax Acquisition of $100.0 million.

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

Supplemental pro forma financial information

The Company has determined the estimated unaudited pro forma financial information to be immaterial for the three and six months ended June 30, 2024, assuming the Coretrax Acquisition had been completed as of January 1, 2024. This is not necessarily indicative of the results that would have occurred had the Coretrax Acquisition been completed on the respective dates indicated or of future operating results.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	Fair value measurements

Recurring Basis

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2025 and December 31, 2024, were as follows (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$7,432	$-	$7,432
Liabilities:
Contingent consideration	-	-	9,754	9,754
Long-term borrowings	-	121,065	-	121,065
Finance lease liabilities	-	16,183	-	16,183

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$7,432	$-	$7,432
Liabilities:
Contingent consideration	-	-	11,026	11,026
Long-term borrowings	-	121,065	-	121,065
Finance lease liabilities	-	16,240	-	16,240

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

Each reportable segment provides products and services in well construction, well flow management, subsea well access and well intervention and integrity to operators within their respective geographic regions. The reportable segments are separately managed business units consistent with the way our CODM manages the business. Activity in each region may vary and may not be responsive to changes in the broader global oil and gas market, and demand for our various offerings will generally benefit all product lines in that region. Assets used in support of our operations can in many instances be moved from country to country within a region in order to address demand.

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

The following tables present our revenue, significant segment expenses and Segment EBITDA disaggregated by our operating segments and reconciliation to income before income taxes (in thousands):

	Three Months Ended June 30, 2025
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$142,582	$132,367	$91,016	$56,775	$422,740
Compensation and related cost	(58,228)	(48,261)	(30,070)	(21,961)
Cost of product, materials, and supplies	(35,061)	(31,460)	(21,566)	(14,624)
Other (1)	(15,384)	(13,011)	(6,809)	(5,396)
Total Segment EBITDA	$33,909	$39,635	$32,571	$14,794	$120,909
Corporate costs (2)					(29,853)
Equity in income of joint ventures					3,395
Depreciation and amortization expense					(46,716)
Merger and integration expense					(2,267)
Severance and other expense					(6,711)
Stock-based compensation expense					(7,314)
Foreign exchange gain					4,518
Other income, net					280
Interest and finance expense, net					(4,279)
Income before income taxes					$31,962

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2024
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$156,990	$168,431	$81,429	$62,792	$469,642
Compensation and related cost	(54,963)	(48,294)	(29,650)	(24,099)
Cost of product, materials, and supplies	(45,198)	(73,728)	(17,411)	(19,564)
Other (1)	(12,355)	(11,412)	(5,757)	(3,881)
Total Segment EBITDA	$44,474	$34,997	$28,611	$15,248	$123,330
Corporate costs (2)					(33,636)
Equity in income of joint ventures					4,856
Depreciation and amortization expense					(40,647)
Merger and integration expense					(8,789)
Severance and other income					236
Stock-based compensation expense					(7,350)
Foreign exchange losses					(5,447)
Other income, net					334
Interest and finance expense, net					(3,666)
Income before income taxes					$29,221

	Six Months Ended June 30, 2025
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$276,860	$244,740	$184,570	$107,442	$813,612
Compensation and related cost	(112,542)	(92,096)	(62,862)	(42,333)
Cost of product, materials, and supplies	(70,672)	(60,442)	(41,555)	(29,082)
Other (1)	(29,352)	(23,379)	(13,414)	(10,371)
Total Segment EBITDA	$64,294	$68,823	$66,739	$25,656	$225,512
Corporate costs (2)					(61,934)
Equity in income of joint ventures					7,101
Depreciation and amortization expense					(92,137)
Merger and integration expense					(4,007)
Severance and other expense					(12,793)
Stock-based compensation expense					(14,282)
Foreign exchange gain					2,530
Other income, net					1,934
Interest and finance expense, net					(7,730)
Income before income taxes					$44,194

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2024
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$287,379	$290,177	$152,923	$122,652	$853,131
Compensation and related cost	(104,107)	(94,020)	(55,108)	(47,006)
Cost of product, materials, and supplies	(78,934)	(115,154)	(33,352)	(42,736)
Other (1)	(25,487)	(20,805)	(11,314)	(6,876)
Total Segment EBITDA	$78,851	$60,198	$53,149	$26,034	$218,232
Corporate costs (2)					(64,936)
Equity in income of joint ventures					8,714
Depreciation and amortization expense					(80,793)
Merger and integration expense					(10,950)
Severance and other expense					(4,826)
Stock-based compensation expense					(12,420)
Foreign exchange losses					(8,190)
Other income, net					819
Interest and finance expense, net					(6,818)
Income before income taxes					$38,832

(1)	Other segment expenses consists primarily of facilities, sales and purchase tax, motor vehicles, insurance, professional and other costs.
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

	June 30,	December 31,
	2025	2024
NLA	$798,602	$793,666
ESSA	571,744	581,866
MENA	419,920	425,266
APAC	219,782	221,601
Assets held centrally	328,174	311,142
Total	$2,338,222	$2,333,541

The following table presents our capital expenditures disaggregated by our operating segments (in thousands):

	Six Months Ended June 30,
	2025	2024
NLA	$26,605	$29,730
ESSA	11,037	14,797
MENA	9,152	14,513
APAC	6,730	5,404
Assets held centrally	792	2,663
Total	$54,316	$67,107

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	Revenue

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by geography, as disclosed in Note 5 “Business segment reporting,” as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Additionally, we disaggregate our revenue into main areas of capabilities.

The following table sets forth the total amount of revenue by main area of capabilities as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Well Construction	$141,623	$148,476	$272,036	$268,507
Well Management	281,117	321,166	541,576	584,624
Total	$422,740	$469,642	$813,612	$853,131

Contract balances

We perform our obligations under contracts with our customers by transferring services and products in exchange for consideration. The timing of our performance often differs from the timing of our customer’s payment, which results in the recognition of unbilled receivables and deferred revenue.

Unbilled receivables are initially recognized for revenue earned on completion of the performance obligation which are not yet invoiced to the customer. The amounts recognized as unbilled receivables are reclassified to trade receivable upon billing. Deferred revenue represents the Company’s obligation to transfer goods or services to customers for which the Company has received consideration, in full or part, from the customer.

Contract balances consisted of the following as of June 30, 2025, and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Trade receivable, net	$354,371	$371,102
Unbilled receivables (included within accounts receivable, net)	$153,815	$149,547
Contract assets (included within accounts receivable, net)	$4,353	$4,353
Deferred revenue (included within other liabilities)	$9,472	$7,108

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

The Company recognized revenue during the three and six months ended June 30, 2025 of $1.0 million and $2.2 million, respectively, and for the three and six months ended June 30, 2024 of $16.2 million and $22.1 million, respectively, out of the deferred revenue balance as of the beginning of the applicable period.

As of June 30, 2025, $4.6 million of our deferred revenue was classified as current and is included in “Other current liabilities” on the unaudited condensed consolidated balance sheets, with the remainder classified as non-current and included in “Other non-current liabilities” on the unaudited condensed consolidated balance sheets.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

Transaction price allocated to remaining performance obligations

Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. We have elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less and for our long-term contracts we have a right to consideration from customers in an amount that corresponds directly with the value to the customer of the performance completed to date. With respect to our long-term construction contracts, revenue allocated to remaining performance obligations is immaterial as of June 30, 2025.

7.	Income taxes

For interim financial reporting, the annual tax rate is based on pre-tax income (loss) before equity in income of joint ventures. We have historically calculated the income tax expense/(benefit) during interim reporting periods by applying a full year estimated Annual Effective Tax Rate (“AETR”) to income (loss) before income taxes, excluding infrequent or unusual discrete items, for the reporting period. For the six months ended June 30, 2025, we concluded, consistent with prior periods, that using an AETR would not provide a reliable estimate of income taxes due to the forecasting methodology used to project income (loss) before income taxes, resulting in significant changes in the estimated AETR. Thus, we concluded to use a discrete effective tax rate, which treats the year-to-date period as an annual period, to calculate income taxes for the six months ended June 30, 2025.

Our effective tax rates was 48.9% and 33.0% for the three and six months ended June 30, 2025, and was 57.2% and 87.1% for the three and six months ended June 30, 2024.

Our effective tax rate was impacted primarily due to changes in the mix of taxable profits between jurisdictions with different tax regimes, in particular in our MENA and ESSA regions, and recognition of deferred taxes related to the Coretrax Acquisition in the first quarter of 2025.

Impact of the One Big Beautiful Bill Act (OBBBA)

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA contains several changes which may have financial impact to the Company's tax provision including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company is still in the process of evaluating the OBBBA and an estimate of the financial impact cannot be made at this time.

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

The carrying value of our investment in joint ventures as of June 30, 2025, and December 31, 2024, was as follows (in thousands):

	June 30,	December 31,
	2025	2024
CETS	$77,797	$70,696
PVD-Expro	1,818	2,316
Total	$79,615	$73,012

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	Accounts receivable, net

Accounts receivable, net consisted of the following as of June 30, 2025, and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Accounts receivable	$535,104	$545,117
Less: Expected credit losses	(22,565)	(20,115)
Total	$512,539	$525,002

Current	505,107	517,570
Non – current	7,432	7,432
Total	$512,539	$525,002

10.	Inventories

Inventories consisted of the following as of June 30, 2025, and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Finished goods	$17,213	$13,318
Raw materials, equipment spares and consumables	144,525	143,496
Work-in-progress	6,322	2,226
Total	$168,060	$159,040

11.	Other assets and liabilities

Other assets consisted of the following as of June 30, 2025, and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Prepayments	$38,135	34,736
Value-added tax receivables	34,220	27,453
Collateral deposits	1,131	716
Deposits	10,756	9,396
Other	12,818	12,771
Total	$97,060	$85,072

Current	84,827	74,132
Non – current	12,233	10,940
Total	$97,060	$85,072

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

Other liabilities consisted of the following as of June 30, 2025, and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Deferred revenue	$9,472	$7,108
Other tax and social security	30,611	32,648
Provisions	55,675	48,042
Contingent consideration	9,754	11,026
End of service benefits	15,120	14,125
Other	8,391	4,062
Total	$129,023	$117,011

Current	82,888	72,209
Non – current	46,135	44,802
Total	$129,023	$117,011

12.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following as of June 30, 2025, and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Accounts payable – trade	$130,244	$143,727
Payroll, vacation and other employee benefits	40,735	45,675
Accruals for goods received not invoiced	16,675	15,469
Accrued liabilities	129,124	135,427
Total	$316,778	$340,298

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

13.	Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of June 30, 2025, and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Cost:
Land	$22,176	$22,176
Land improvements	3,352	3,332
Buildings and lease hold improvements	107,787	107,110
Plant and equipment	1,168,277	1,128,525
	1,301,592	1,261,143
Less: Accumulated depreciation	(761,182)	(697,446)
Total	$540,410	$563,697

The carrying amount of our property, plant and equipment recognized in respect of assets held under finance leases as of June 30, 2025 and December 31, 2024 and included in amounts above is as follows (in thousands):

	June 30,	December 31,
	2025	2024
Cost:
Buildings	$20,344	$23,624
Plant and equipment	3,381	236
	23,725	23,860
Less: Accumulated amortization	(12,667)	(11,694)
Total	$11,058	$12,166

Depreciation expense relating to property, plant and equipment, including assets under finance leases, was $33.8 million and $66.4 million for the three and six months ended June 30, 2025, respectively, and $28.3 million and $57.9 million for the three and six months ended June 30, 2024, respectively.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

14.	Intangible assets, net

The following table summarizes our intangible assets comprising of Customer Relationships & Contracts (“CR&C”), Trademarks, Technology and Software as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025			December 31, 2024			June 30, 2025
	Gross carrying amount	Accumulated impairment and amortization	Net book value	Gross carrying amount	Accumulated impairment and amortization	Net book value	Weighted average remaining life (years)
CR&C	$302,605	$(178,228)	$124,377	$302,605	$(164,817)	$137,788	7.1
Trademarks	64,244	(43,619)	20,625	64,244	(41,141)	23,103	4.6
Technology	229,022	(103,121)	125,901	229,022	(95,713)	133,309	10.4
Software	21,770	(19,216)	2,554	21,494	(16,838)	4,656	0.8
Total	$617,641	$(344,184)	$273,457	$617,365	$(318,509)	$298,856	8.3

Amortization expense for intangible assets was $12.9 million and $25.7 million for the three and six months ended June 30, 2025, respectively, and $11.7 million and $22.2 million for the three and six months ended June 30, 2024, respectively.

The following table summarizes the intangible assets which were acquired pursuant to the Coretrax Acquisition (in thousands):

	Acquired Fair Value	Weighted average life (years)
Coretrax:
CR&C	$45,883	13.0
Trademarks	5,251	5.0
Software	648	1.0
Technology	49,868	10-15
Total	$101,650	13.0

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

15.	Goodwill

Our reporting units are our operating segments which are NLA, ESSA, MENA and APAC.

The allocation of goodwill by operating segment as of June 30, 2025 and December 31, 2024 is as follows (in thousands):

	June 30,	December 31,
	2025	2024
NLA	$161,986	$164,505
ESSA	101,385	102,379
MENA	51,595	49,579
APAC	33,592	32,455
Total	$348,558	$348,918

The following table summarizes the goodwill by operating segment which were acquired pursuant to the Coretrax Acquisition (in thousands):

Coretrax
NLA	$21,557
ESSA	18,066
MENA	46,155
APAC	14,177
Total	$99,955

No impairment charges related to goodwill have been recorded during the three and six months ended June 30, 2025.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

16.	Interest bearing loans

Amended and Restated Facility Agreement

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

As of  June 30, 2025, we had $121.1 million of long-term borrowings outstanding under the Amended and Restated Facility Agreement. The effective interest rate on our outstanding long-term borrowings was 7.0%. As of December 31, 2024, we had $121.1 million of long-term borrowings outstanding. We utilized $50.4 million and $48.5 million of the Amended and Restated Facility as of  June 30, 2025 and December 31, 2024, respectively, for bonds and guarantees.

New Credit Facility

On  July 23, 2025, the Company and certain of its subsidiaries, including Exploration and Production Services (Holdings) Limited and Expro Holdings US Inc., as borrowers, entered into a senior secured revolving credit facility (the “New Credit Facility”) by and among, inter alia, DNB Bank ASA, London Branch, as agent, and other financial institutions as lenders (as amended and/or restated from time to time, the “Facility Agreement”), in an initial aggregate principal amount of up to $500 million, of which up to $400 million is available as revolving facility loans and up to $100 million is available as term bridge loans. Proceeds of the revolving facility under the Facility Agreement may be used for general corporate and working capital purposes. Proceeds of the bridge facility under the Facility Agreement may be used for acquisitions and investments and capital expenditure in relation to acquisitions and fees, costs and expenses in connection with the foregoing. The Facility Agreement replaces the Company’s existing senior secured revolving credit facility entered into on October 1, 2021 and as amended and restated pursuant to an amendment and restatement agreement on October 6, 2023. The maturity date of the New Credit Facility is July 30, 2029.

All obligations under the Facility Agreement are guaranteed jointly and severally by the Company and certain of the Company’s subsidiaries incorporated in the United States, England and Wales, the Netherlands, Cyprus and Scotland. Going forward, the guarantors must comprise at least 80% of the EBITDA of the Company and its subsidiaries, as well as subsidiaries individually representing 5% or more of the EBITDA of the group, subject to customary exceptions and exclusions. In addition, the obligations under the Facility Agreement are secured by first priority liens on certain assets of the borrowers and guarantors, including pledges of equity interests in certain of the Company’s subsidiaries, including all of the borrowers and subsidiary guarantors, material operating bank accounts, intercompany loan receivables and, in the United States, England and Wales and Scotland, a floating charge over substantially all of the assets and property of the borrowers and guarantors incorporated in such jurisdictions, in each case subject to customary exceptions and exclusions.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

Borrowings under the Facility Agreement bear interest at a rate per annum consisting of the applicable floating rate, subject to a 0.00% floor, plus an applicable margin which increases or reduces in step ups and step downs according to Total Net Leverage (as defined in the Facility Agreement) from 2.00% to 3.25% for cash borrowings or 2.75% for any bridge loans (which are similarly subject to an upwards ratchet over time). An additional 0.10% or 0.20% or 0.40% per annum utilization fee is payable on cash borrowings to the extent one-third or two-thirds, respectively, or more of the commitments are drawn. The unused portion of the New Credit Facility is subject to a commitment fee of 35% per annum of the applicable margin. Interest on loans is payable at the end of the selected interest period. The Company and its subsidiaries paid certain customary fees and expenses in connection with the New Credit Facility.

The Facility Agreement retains various undertakings and affirmative and negative covenants (with certain agreed amendments) which limit, subject to certain customary exceptions and thresholds, the Company and its subsidiaries’ ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments, acquisitions, or loans and create or incur liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The Facility Agreement also requires the Company to maintain (i) a minimum interest cover ratio of 3.50 to 1.0 based on the ratio of EBITDA to net finance charges and (ii) a maximum total net leverage of 2.75 to 1.0 based on the ratio of total net debt to EBITDA, in each case tested quarterly on a last-twelve-months basis. The Facility Agreement also contains default provisions customary for facilities of this type, which are subject to customary grace periods and materiality thresholds, including, among others, defaults related to payment failure, failure to comply with covenants, material misrepresentations, bankruptcy and related events, material judgments and the invalidity or revocation of any loan document or any material guarantee. If the Company fails to perform its obligations under the Facility Agreement that results in an event of default, the commitments under the New Credit Facility could be terminated and any outstanding borrowings under the New Credit Facility may be declared immediately due and payable. The Facility Agreement also contains cross-default provisions that apply to the Company and its subsidiaries’ other indebtedness. Additionally, the Facility Agreement includes certain mandatory repayment events including disposal, illegality, the occurrence of a change of control or sale of substantially all group assets.

17.	Commitments and contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. We entered into contractual commitments for the acquisition of property, plant and equipment totaling $59.1 million and $31.1 million as of  June 30, 2025 and December 31, 2024, respectively.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of June 30, 2025 and December 31, 2024. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

18.	Post-retirement benefits

Amounts recognized in the unaudited condensed consolidated statements of operations in respect of the defined benefit schemes were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of prior service credit	$61	$61	$122	$122
Interest cost	(1,946)	(1,574)	(3,800)	(3,178)
Expected return on plan assets	2,254	1,909	4,387	3,835
Total	$369	$396	$709	$779

The Company contributed $1.4 million and $2.8 million for the three and six months ended June 30, 2025, and $1.3 million and $2.6 million for the three and six months ended June 30, 2024, respectively, to defined benefit schemes.

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

The calculation of basic and diluted earnings per share attributable to Company stockholders for the three and six months ended June 30, 2025 and 2024, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$18,003	$15,286	$31,951	$12,609

Basic weighted average number of shares outstanding	115,445	113,980	115,829	112,078
Effect of dilutive securities:
Unvested restricted stock units	46	429	370	1,271
ESPP shares	18	23	18	15
Stock options	-	492	-	325
Diluted weighted average number of shares outstanding	115,509	114,924	116,217	113,689

Total basic earnings per share	$0.16	$0.13	$0.28	$0.11
Total diluted earnings per share	$0.16	$0.13	$0.27	$0.11

For the three and six months ended June 30, 2025, approximately 6.8 million and 5.7 million outstanding equity awards, respectively, were excluded because the exercise price exceeded the average market price of the Company's common stock. For the three and six months ended June 30, 2024, approximately 0.4 million and 0.7 million outstanding equity awards, respectively, were excluded because the exercise price exceeded the average market price of the Company's common stock.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

20.	Related party disclosures

Our related parties consist primarily of CETS and PVD-Expro, the two companies in which we exert significant influence. During the three and six months ended June 30, 2025, goods and services provided to related parties was less than $0.1 million and $0.3 million, respectively, and $2.0 million and $6.3 million, respectively, for the three and six months ended June 30, 2024. During the three and six months ended June 30, 2025 material goods and services received from related parties was less than $0.1 million for each period, and $0.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2024.

Additionally, we entered into various operating lease agreements to lease facilities with affiliated companies. Rent expense associated with our related party leases was less than $0.1 million for both the three and six months ended June 30, 2025, and $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2024.

As of  June 30, 2025 and December 31, 2024 amounts receivable from related parties were less than $0.1 million and $0.8 million, respectively, and amounts payable to related parties were less than $0.1 million in both periods.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

21.	Stock-based compensation

Stock-based compensation expense relating to the Long-Term Incentive Plan (“LTIP”), including restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) for the three and six months ended June 30, 2025 was $7.1 million and $13.7 million, respectively. Stock-based compensation expense relating to LTIP RSUs and PRSUs for the three and six months ended June 30, 2024 was $7.2 million and $12.1 million, respectively.

During the six months ended June 30, 2025, 2,160,225 RSUs and 414,614 PRSUs were granted to employees and directors at a weighted average grant date fair value of $10.31 per RSU and $16.55 per PRSU.

During the three and six months ended June 30, 2025 we recognized $0.2 million and $0.6 million, respectively, of compensation expense related to stock purchased under the ESPP and its sub-plans. The Company recognized ESPP expense for the three and six months ended June 30, 2024 of $0.1 million and $0.3 million, respectively.

22.	Supplemental cash flow

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$34,692	$22,672
Cash paid for interest, net	$5,243	$5,629
Change in accounts payable and accrued expenses related to capital expenditures	$6,967	$6,306

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

Well Construction

•

Our well construction products and services support customers’ new wellbore drilling, wellbore completion and recompletion, and wellbore plug and abandonment requirements. We offer advanced technology solutions in tubular running services, tubular products, cementing, drilling and wellbore cleanup. With a focus on innovation, we are continuing to advance the way wells are constructed by optimizing process efficiency on the rig floor, developing new methods to handle and install tubulars, and mitigating well integrity risks. We believe we are a market leader in deepwater tubular running services and solutions. In recent years, we have added a range of lower-risk, open water cementing solutions. We also offer a range of performance drilling tools designed to mitigate risk and optimize drilling efficiency, including proprietary downhole circulation tools and hydraulic pipe recovery systems.

Well Management

Our well management offerings consist of well flow management, subsea well access and well intervention and integrity services:

•	Well flow management: We gather valuable well and reservoir data, with a particular focus on well-site safety and environmental impact. We provide global, comprehensive well flow management systems for the safe production, measurement and sampling of hydrocarbons from a well, including well testing during the exploration and appraisal phase of a new field; flowback and clean-up of a new well prior to production; and in-line testing of a well during its production life. We also provide early production facilities to accelerate production; production enhancement packages to enhance reservoir recovery rates through the realization of production that was previously locked within the reservoir; flare reduction and other emissions management solutions; and metering and other well surveillance technologies to monitor and measure flow and other characteristics of wells.

•	Subsea well access: With nearly 50 years of experience providing a wide range of fit-for-purpose subsea well access solutions, our technology aims to provide safe well access and optimized production throughout the lifecycle of the well. We provide what we believe to be the most reliable, efficient and cost-effective subsea well access systems for exploration and appraisal, development, intervention and abandonment, including an extensive portfolio of standard and bespoke Subsea Test Tree Assemblies (“SSTA”) and a range motion-compensating and other surface handling equipment. We also provide services and solutions through a rig-deployed Intervention Riser System (“IRS”) utilizing rigs owned by a third party and have capabilities for vessel-deployed services. In addition, we provide systems integration and project management services.

•	Well intervention and integrity: We provide well intervention solutions to acquire and interpret well data, maintain and restore well bore integrity and improve production. In addition to our extensive fleet of mechanical and cased hole wireline units, we have recently introduced and acquired a number of cost-effective, innovative well intervention services, including CoilHose™, a lightweight, small-footprint solution for wellbore lifting, cleaning and chemical treatments; Octopoda™, for fluid treatments in wellbore annuli; Galea™, an autonomous well intervention solution; and expandable casing patches designed to repair damaged production casing or isolate existing perforations prior to refracturing a well (a so called “patch and perf”). We also possess several other distinct technical capabilities, including fiber optic-enabled data acquisition and interpretation services, non-intrusive metering technologies and wireless telemetry systems for reservoir monitoring.

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

Commodity Prices and Market Conditions

Commodity Prices

Average daily oil demand in the second quarter of 2025 exceeded the average daily demand levels in the previous quarter, the second quarter of 2024, and the full year average for 2024. Liquids demand is expected to grow by 0.8 million b/d in 2025 compared to 2024. Overall, the market was volatile in the second quarter, with Brent crude oil prices trading in a range as low as $60/bbl to a daily peak of $80/bbl in June. However, on a quarter-end to quarter end basis, Brent crude oil prices were largely stable with an average price of $71/bbl in June, compared to $73/bbl in March 2025. Prices fell early in the quarter due to uncertainty regarding potential U.S. import tariffs or retaliatory tariffs put in place by other countries, namely China, and the Organization of the Petroleum Exporting Countries and certain other oil exporting nations (“OPEC+”) announcing accelerated production increases, before recovering amid a pause in U.S.-China tariff negotiations and escalating conflicts in the Middle East. Price volatility has since decreased following the announcement of a ceasefire between Israel and Iran.

Market Conditions

Following a volatile quarter, the crude oil market has balanced somewhat with fundamentals returning to focus; however, uncertainty remains over how tariffs will ultimately impact the market, whether conflicts could escalate further in the Middle East and what effect increasing OPEC+ supply will have. Despite the uncertainty, we expect that demand for oil and gas will continue to grow, albeit at a slower pace, supporting commodity prices and driving long-term energy sector investment and activity.

There are a number of market factors that have had, and may continue to have, an effect on our business, including:

•	The market for energy services and our business are substantially dependent on the price of oil and, to a lesser extent, the regional price of gas, which are both driven by market supply and demand. Changes in oil and gas prices impact customer willingness to spend on exploration and appraisal, development, production, and abandonment activities. The extent of the impact of a change in oil and gas prices on these activities varies extensively between geographic regions, types of customers, types of activities and the financial returns of individual projects.
•	Activity related to gas and liquified natural gas (“LNG”) production (and associated asset development) continues to grow as demand still outpaces supply and long-term energy security remains a priority. More broadly, the net-zero targets of many nations require a transition to lower-carbon sources such as natural gas and LNG, resulting in increased investment in the production of the fuels.

•	International, offshore and deepwater activity continued to strengthen throughout 2024 and into 2025. We also experienced an increased demand for services related to brownfield and production enhancement and infield development programs as operators strived to maximize their previous investments and maintain production with a lower carbon footprint. In addition, we have seen an increase in demand for production optimization technologies, especially in support of gas and LNG developments.
•	The clean energy transition continues to gain momentum, though with a reduced focus as energy security remains key. As such, we believe that hydrocarbons, and natural gas in particular, will continue to play a vital role in the transition towards more sustainable energy resources and that existing expertise and future innovation within the energy services sector, both to reduce emissions and enhance efficiency, will be critical. We are already active in the early-stage carbon capture and storage segment and have expertise and established operations within the geothermal and flare reduction segments. We continue to develop technologies to enhance the sustainability of our customers’ operations which, along with our digital transformation initiatives, are expected to enable us to continue to support our customers’ commercial and environmental initiatives. As the industry changes, we continue to evolve our approach to assist and enable our customers to develop more sustainable energy solutions.

Outlook

Global liquids demand increased in the second quarter of 2025 compared to the previous quarter and average year-on-year consumption is expected to continue to grow in 2025, though at a slower pace. The market experienced considerable volatility, with prices ranging from $60/bbl to $80/bbl, however Brent crude oil ended the second quarter relatively stable, declining just $2/bbl from the price at the end of the first quarter. Prices declined early in the second quarter, driven by tariff announcements and the OPEC+ decision to unwind production curbs more rapidly than expected. However, prices found support as a 90-day pause to tariffs took hold and geopolitical tensions in the Middle East escalated. A ceasefire late in the quarter eased risk premiums, though market uncertainty remains.

The U.S. Energy Information Administration (“EIA”) expects global liquid fuels demand to average 103.5 million b/d in 2025, an increase of 0.8 million b/d compared to 2024. Liquids consumption is forecast to grow by a further 1.1 million b/d in 2026 to an average of 104.6 million b/d. Growth in oil demand continues to fall short of pre-pandemic trends. Demand growth is driven almost entirely by non-OECD countries with these nations projected to contribute 0.9 million b/d in 2025 and 1.0 million b/d in 2026. Oil consumption by Organization for Economic Co-operation and Development (“OECD”) countries is forecast to decline by 0.1 million b/d in 2025 and remain largely unchanged in 2026. Most of the growth is focused in Asia, with India and China contributing the majority of the demand increase, though the impact of tariffs on China may limit this growth. The northern summer driving season is expected to support demand estimates over the third quarter before demand slows at the end of 2025. Despite current uncertainty, demand continues to grow, albeit at a slower pace, supporting long-term energy sector investment and activity.

The EIA forecasts that global liquid fuels production will grow by 1.8 million b/d in 2025 to an average of 104.6 million b/d, increasing then by a further 1.1 million b/d in 2026 to an average of 105.7 million b/d. Production growth across 2025 and 2026 is expected to be driven by OPEC+ planned increases combined with strong supply growth outside of OPEC+. Despite the OPEC+ accelerated increase in production, non-OPEC+ growth is projected to lead the production growth with the main drivers being the United States, Brazil, Canada and Guyana.

As a result, oil prices are forecast to decline slightly for the remainder of 2025. Summer demand and the remaining geopolitical uncertainty in the Middle East provides support; however, as supply growth exceeds demand, oil inventories are expected to build by the end of the year. Subsequently, the EIA now forecast an average Brent price of $69/bbl in 2025 and $58/bbl in 2026. Significant uncertainty regarding supply risks remain, where a break in the Israel-Iran ceasefire or an escalation in the ongoing Russia-Ukraine war may disrupt supply and increase prices. The impact of tariff negotiations and OPEC+ decisions and member compliance may also have an effect on prices. Operators are exercising increased financial discipline. Demand for Expro’s products and services, however, remains steady, maintaining our cautiously optimistic outlook supported by ongoing customer activity.

Turning to the natural gas outlook, despite recent volatility, we expect that prices will be conducive to further investment and opportunities in the sector as the market remains undersupplied in 2025.

The EIA forecasts Henry Hub prices will average $3.70 per million British thermal units (“MMBtu”) in 2025, an increase from the 2024 average of $2.20/MMBtu. The Henry Hub price is then anticipated to rise to an average of $4.40/MMBtu in 2026. The price outlook remains robust as demand, particularly for LNG exports, is expected to outpace production growth. However, the outlook for prices has softened due to slightly higher production and lower power sector demand, driving more natural gas in storage in the U.S. Rystad Energy forecasts prices at the European Title Transfer Facility (“TTF”) and Northeast Asia spot will be slightly lower for 2025, averaging $11.90/MMBtu and $12.10/MMBtu, respectively. The reduction in price forecasts for 2025 is due to the combined macro effects of the trade war, more comfortable EU storage targets, and a higher LNG production outlook. However, the 2025 market is tighter than 2024 due to the decline in Russian gas supply, which the EU continues to attempt to phase out. The market has seen significant volatility of late due to the tensions in the Iran-Israel conflict, although prices dropped sharply once the ceasefire was announced.

Overall, upstream spending is expected to ease in 2025 following a strong 2024 due to reduced prices and tight operator capital. However, offshore investments continue to grow, with key regions including Guyana, Brazil, West Africa, Saudi Arabia, and Southeast Asia driving investment. Expro is well-positioned in these growth markets and expects to benefit as activity improves into 2026.

To conclude, with disciplined execution, a strong international and offshore presence, and a focus on operational efficiency, Expro remains well positioned to navigate the current market uncertainty. Our differentiated service lines provide resilience and margin expansion opportunities in a dynamic market. Cautious optimism for stabilizing prices at profitable levels, steady demand growth and continued project sanctioning and investment will drive demand for Expro’s services and solutions.

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

Segment EBITDA: We use Segment EBITDA to assess the performance and compare the results of each segment with one another and consider budget-to-actual variances on a monthly basis. Segment EBITDA excludes non-cash charges and corporate transactions not related to the operating activities of our segments and allows more meaningful analysis of the trends and performance of our segments.

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

Executive Overview

Three months ended June 30, 2025, compared to three months ended March 31, 2025

Certain highlights of our financial results include:

•

Revenue for the three months ended June 30, 2025, increased by $31.9 million, or 8.2%, to $422.7 million, compared to $390.9 million for the three months ended March 31, 2025. The increase in revenue was a result of higher activity in the NLA, ESSA and APAC segments. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•

We reported net income for the three months ended June 30, 2025, of $18.0 million, an increase of $4.1 million, or 29.1%, as compared to net income of $13.9 million for the three months ended March 31, 2025. Net income margin was 4.3% for the three months ended June 30, 2025 compared to 3.6% for the three months ended March 31, 2025. The increase primarily reflected higher Adjusted EBITDA of $18.2 million and a positive change in gain (loss) on foreign exchange of $6.5 million, partially offset by higher income tax expense of $15.7 million, lower other income of $1.4 million and higher depreciation and amortization expense of $1.3 million.

•

Adjusted EBITDA for the three months ended June 30, 2025, increased by $18.2 million, or 23.9%, to $94.5 million from $76.2 million for the three months ended March 31, 2025. Adjusted EBITDA margin was 22.3% for the three months ended June 30, 2025, up compared to 19.5% for the three months ended March 31, 2025. The increase in Adjusted EBITDA and Adjusted EBITDA margin is primarily attributable to higher revenue and more favorable activity mix, particularly in the ESSA segment.

•	Net cash provided by operating activities for the three months ended June 30, 2025, was $48.4 million, as compared to net cash provided by operating activities of $41.5 million for the three months ended March 31, 2025, primarily driven by an increase in Adjusted EBITDA partially offset by unfavorable movement in working capital.

Six months ended June 30, 2025, compared to six months ended June 30, 2024

Certain highlights of our financial results include:

•

Revenue for the six months ended June 30, 2025, decreased by $39.5 million, or 4.6%, to $813.6 million, compared to $853.1 million for the six months ended June 30, 2024. The decrease in revenue was a result of lower activity in the NLA, ESSA and APAC segments, offset by higher activity in MENA. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•

We reported net income for the six months ended June 30, 2025, of $32.0 million, an increase of $19.3 million, or 153.4%, as compared to net income of $12.6 million for the six months ended June 30, 2024. Net income margin was 3.9% for the six months ended June 30, 2025 compared to 1.5% for the six months ended June 30, 2024. The increase primarily reflected higher Adjusted EBITDA of $8.7 million, lower income tax expense of $14.0 million, a positive change in gain (loss) on foreign exchange of $10.7 million, partially offset by higher severance and other expense of $8.0 million.

•

Adjusted EBITDA for the six months ended June 30, 2025, increased by $8.7 million, or 5.4%, to $170.7 million from $162.0 million for the six months ended June 30, 2024. Adjusted EBITDA margin was 21.0% for the six months ended June 30, 2025, up compared to 19.0% for the six months ended June 30, 2024. The increase in Adjusted EBITDA and Adjusted EBITDA margin is primarily attributable to higher revenue and more favorable activity mix, particularly in the ESSA segment.

•

Net cash provided by operating activities for the six months ended June 30, 2025, was $89.9 million, as compared to net cash provided by operating activities of $16.8 million for the six months ended June 30, 2024, primarily driven by favorable movement in working capital and an increase in Adjusted EBITDA.

Non-GAAP Financial Measures

We include in this Form 10-Q the non-GAAP financial measures Adjusted EBITDA and Adjusted EBITDA margin. We provide reconciliations of net income, the most directly comparable financial performance measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

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

The following table presents a reconciliation of net income to Adjusted EBITDA for each of the three and six months presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Net income	$18,003	$13,948	$31,951	$12,609

Income tax expense (benefit)	$13,959	$(1,716)	$12,243	$26,223
Depreciation and amortization expense	46,716	45,421	92,137	80,793
Severance and other expense	6,711	6,082	12,793	4,826
Merger and integration expense	2,267	1,740	4,007	10,950
Other income, net (1)	(280)	(1,654)	(1,934)	(819)
Stock-based compensation expense	7,314	6,968	14,282	12,420
Foreign exchange (gain) loss	(4,518)	1,988	(2,530)	8,190
Interest and finance expense, net	4,279	3,451	7,730	6,818
Adjusted EBITDA	$94,451	$76,228	$170,679	$162,010

Net income margin	4.3%	3.6%	3.9%	1.5%

Adjusted EBITDA margin	22.3%	19.5%	21.0%	19.0%

(1)	Other income, net, is comprised of immaterial, unusual or infrequently occurring transactions which, in management’s view, do not provide useful measures of the underlying operating performance of the business.

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

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the periods presented (in thousands):

	Three Months Ended		Percentage
	June 30, 2025	March 31, 2025	June 30, 2025	March 31, 2025
NLA	$142,582	$134,278	33.7%	34.4%
ESSA	132,367	112,373	31.3%	28.7%
MENA	91,016	93,554	21.5%	23.9%
APAC	56,775	50,667	13.5%	13.0%
Total Revenue	$422,740	$390,872	100.0%	100.0%

	Six Months Ended		Percentage
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
NLA	$276,860	$287,379	34.0%	33.7%
ESSA	244,740	290,177	30.1%	34.0%
MENA	184,570	152,923	22.7%	17.9%
APAC	107,442	122,652	13.2%	14.4%
Total Revenue	$813,612	$853,131	100.0%	100.0%

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to income before income taxes for the periods presented (in thousands):

	Three Months Ended		Segment EBITDA Margin
	June 30, 2025	March 31, 2025	June 30, 2025	March 31, 2025
NLA	$33,909	$30,386	23.8%	22.6%
ESSA	39,635	29,188	29.9%	26.0%
MENA	32,571	34,168	35.8%	36.5%
APAC	14,794	10,862	26.1%	21.4%
Total Segment EBITDA	120,909	104,604
Corporate costs (1)	(29,853)	(32,082)
Equity in income of joint ventures	3,395	3,706
Depreciation and amortization expense	(46,716)	(45,421)
Merger and integration expense	(2,267)	(1,740)
Severance and other expense	(6,711)	(6,082)
Stock-based compensation expense	(7,314)	(6,968)
Foreign exchange gain (loss)	4,518	(1,988)
Other income, net	280	1,654
Interest and finance expense, net	(4,279)	(3,451)
Income before income taxes	$31,962	$12,232

	Six Months Ended		Segment EBITDA Margin
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
NLA	$64,294	$78,851	23.2%	27.4%
ESSA	68,823	60,198	28.1%	20.7%
MENA	66,739	53,149	36.2%	34.8%
APAC	25,656	26,034	23.9%	21.2%
Total Segment EBITDA	225,512	218,232
Corporate costs (1)	(61,934)	(64,936)
Equity in income of joint ventures	7,101	8,714
Depreciation and amortization expense	(92,137)	(80,793)
Merger and integration expense	(4,007)	(10,950)
Severance and other expense	(12,793)	(4,826)
Stock-based compensation expense	(14,282)	(12,420)
Foreign exchange gain (loss)	2,530	(8,190)
Other income, net	1,934	819
Interest and finance expense, net	(7,730)	(6,818)
Income before income taxes	$44,194	$38,832

(1)	Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

Three months ended June 30, 2025 compared to three months ended March 31, 2025

NLA

Revenue for the NLA segment was $142.6 million for the three months ended June 30, 2025, an increase of $8.3 million, or 6.2%, compared to $134.3 million for the three months ended March 31, 2025. The increase was primarily due to higher well construction revenue, partially offset by lower revenue from well flow management in Mexico and Brazil.

Segment EBITDA for the NLA segment was $33.9 million, or 23.8% of revenues, during the three months ended June 30, 2025, an increase of $3.5 million, or 11.6%, compared to $30.4 million, or 22.6%, of revenues during the three months ended March 31, 2025. The increase in Segment EBITDA and Segment EBITDA margin was primarily attributable to increased activity on higher margin projects.

ESSA

Revenue for the ESSA segment was $132.4 million for the three months ended June 30, 2025, an increase of $20.0 million, or 17.8%, compared to $112.4 million for the three months ended March 31, 2025. The increase in revenues was primarily driven by higher revenue from all product lines, particularly in the North Sea within our well flow management and subsea well access product lines and in Angola in our well flow management and well construction product lines.

Segment EBITDA for the ESSA segment was $39.6 million, or 29.9% of revenues, for the three months ended June 30, 2025, an increase of $10.4 million, or 35.8%, compared to $29.2 million, or 26.0% of revenues, for the three months ended March 31, 2025. The increase in Segment EBITDA and Segment EBITDA margin was primarily attributable to higher activity and a favorable product mix.

MENA

Revenue for the MENA segment was $91.0 million for the three months ended June 30, 2025, a decrease of $2.5 million, or 2.7%, compared to $93.6 million for the three months ended March 31, 2025. The decrease in revenue was driven by lower well construction revenue in the Kingdom of Saudi Arabia (“KSA”) and the UAE, partially offset by increased well flow management revenue in North Africa.

Segment EBITDA for the MENA segment was $32.6 million, or 35.8% of revenues, for the three months ended June 30, 2025, a decrease of $1.6 million, or 4.7%, compared to $34.2 million, or 36.5% of revenues, for the three months ended March 31, 2025. The decrease in Segment EBITDA and Segment EBITDA margin is consistent with the decrease in revenue.

APAC

Revenue for the APAC segment was $56.8 million for the three months ended June 30, 2025, an increase of $6.1 million, or 12.1%, compared to $50.7 million for the three months ended March 31, 2025. The increase in revenue was primarily due to higher well flow management revenue in Malaysia, Indonesia and Brunei and higher well flow integrity and intervention revenue in Malaysia and Brunei, partially offset by lower subsea well access revenue in Malaysia.

Segment EBITDA for the APAC segment was $14.8 million, or 26.1% of revenues, for the three months ended June 30, 2025, an increase of $3.9 million compared to $10.9 million, or 21.4% of revenues, for the three months ended March 31, 2025. The increase in Segment EBITDA and Segment EBITDA margin is attributable primarily to higher activity and a favorable product mix.

Foreign exchange gain (loss)

Foreign exchange gain was $4.5 million for the three months ended June 30, 2025, as compared to foreign exchange loss of $2.0 million for the three months ended March 31, 2025. The change was primarily attributable to favorable changes in various exchange rates and higher activity in jurisdictions with local currencies that appreciated relative to the U.S. dollar.

Other income, net

Other income, net for the three months ended June 30, 2025 decreased by $1.4 million to $0.3 million as compared to $1.7 million for the three months ended March 31, 2025. The decrease was primarily attributable to an insurance settlement during the first quarter of 2025 that did not repeat in the second quarter of 2025.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

NLA

Revenue for the NLA segment was $276.9 million for the six months ended June 30, 2025, a decrease of $10.5 million, or 3.7%, compared to $287.4 million for the six months ended June 30, 2024. The decrease was primarily due to lower well construction activity in the U.S. and Mexico and lower well flow management revenue in Mexico, partially offset by higher subsea well access revenue in the U.S. and by higher well flow management activity in the U.S., Canada and Brazil.

Segment EBITDA for the NLA segment was $64.3 million, or 23.2% of revenues, during the six months ended June 30, 2025, a decrease of $14.6 million, or 18.5%, compared to $78.9 million, or 27.4%, of revenues during the six months ended June 30, 2024. The decrease in Segment EBITDA and Segment EBITDA margin was primarily attributable to a less favorable activity mix and the decrease in revenue.

ESSA

Revenue for the ESSA segment was $244.7 million for the six months ended June 30, 2025, a decrease of $45.4 million, or 15.7%, compared to $290.2 million for the six months ended June 30, 2024. The decrease in revenue was primarily driven by lower well flow management revenue in Congo and lower subsea well access activity in Angola as a result of one-time projects in 2024 that did not reoccur in 2025, partially offset by higher well construction revenue and well flow management revenue in the U.K. and Cyprus, and higher subsea well access revenue in the U.K. and Norway.

Segment EBITDA for the ESSA segment was $68.8 million, or 28.1% of revenues, for the six months ended June 30, 2025, an increase of $8.6 million, or 14.3%, compared to $60.2 million, or 20.7% of revenues, for the six months ended June 30, 2024. The increase in Segment EBITDA and Segment EBITDA margin, despite the decrease in revenue, was primarily attributable to an increase in activities on higher margin services during the six months ended June 30, 2025.

MENA

Revenue for the MENA segment was $184.6 million for the six months ended June 30, 2025, an increase of $31.6 million, or 20.7%, compared to $152.9 million for the six months ended June 30, 2024. The increase in revenue was primarily attributable to increased well flow management revenue in Iraq and Algeria and higher well construction revenue in the KSA and the UAE.

Segment EBITDA for the MENA segment was $66.7 million, or 36.2% of revenues, for the six months ended June 30, 2025, an increase of $13.6 million, or 25.6%, compared to $53.1 million, or 34.8% of revenues, for the six months ended June 30, 2024. The increase in Segment EBITDA and Segment EBITDA margin was primarily due to higher revenue and a more favorable activity mix.

APAC

Revenue for the APAC segment was $107.4 million for the six months ended June 30, 2025, a decrease of $15.2 million, or 12.4%, compared to $122.7 million for the six months ended June 30, 2024. The decrease in revenue was primarily due to lower subsea well access activity in China and Australia, and lower well flow management activity in Australia, partially offset by higher well construction activity in Australia and Brunei.

Segment EBITDA for the APAC segment was $25.7 million, or 23.9% of revenues, for the six months ended June 30, 2025, a decrease of $0.4 million compared to $26.0 million, or 21.2% of revenues, for the six months ended June 30, 2024. The decrease in Segment EBITDA is consistent with the decrease in revenue while the increase in Segment EBITDA margin is largely attributable to an increase in activity on higher margin well construction services.

Depreciation and amortization expense

Depreciation and amortization expense for the six months ended June 30, 2025 increased by $11.3 million, or 14.0%, to $92.1 million as compared to $80.8 million for the six months ended June 30, 2024. The increase was generally proportional to the increase in property plant and equipment year over year, including impacts of the Coretrax acquisition.

Merger and integration expense

Merger and integration expense for the six months ended June 30, 2025 decreased by $6.9 million, or 63.4%, to $4.0 million as compared to $11.0 million for the six months ended June 30, 2024. The decrease was due to costs associated with the Coretrax acquisition in the first half of 2024 that did not repeat in the first half of 2025.

Severance and other expense

Severance and other expense for the six months ended June 30, 2025 increased by $8.0 million, or 165.1%, to $12.8 million as compared to $4.8 million for the six months ended June 30, 2024. The increase was due to restructuring activity across all segments.

Foreign exchange gain (loss)

Foreign exchange gain for the six months ended June 30, 2025 was $2.5 million as compared to foreign exchange (loss) of $8.2 million for the six months ended June 30, 2024. The change was primarily due to favorable changes in various exchange rates and higher activity in jurisdictions with local currencies that appreciated relative to the U.S. dollar.

Liquidity and Capital Resources

Liquidity

Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. As of June 30, 2025, total available liquidity was $343.1 million, including cash and cash equivalents and restricted cash of $207.5 million and $135.6 million available for borrowings under our Amended and Restated Facility Agreement. Expro believes these amounts, along with cash generated by ongoing operations, will be sufficient to meet future business requirements for the next 12 months and beyond. Our primary sources of liquidity have been cash flows from operations. Our primary uses of capital have been for capital expenditures, acquisitions and repurchase of company stock. We monitor potential capital sources, including equity and debt financing, in order to meet our investment and liquidity requirements.

Our total capital expenditures are estimated to range between $65 million and $75 million for the remaining six months of 2025. Our total capital expenditures were $54.3 million for the six months ended June 30, 2025, of which approximately 90% were used for the purchase and manufacture of equipment to directly support customer-related activities and approximately 10% for other property, plant and equipment, inclusive of software costs. We continue to focus on preserving and protecting our strong balance sheet, optimizing utilization of our existing assets and, where practical, limiting new capital expenditures.

The Company’s Board of Directors (the “Board”) approved an extension to its stock repurchase program, pursuant to which the Company is authorized to acquire up to $100.0 million of its outstanding common stock from October 25, 2023 through November 24, 2025 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. During the six months ended June 30, 2025, the Company repurchased approximately 1.6 million shares at an average price of $9.22 per share, for a total cost of approximately $15.0 million. The Company made no repurchases during the six months ended June 30, 2024.

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

On July 23, 2025, the Company and certain of its subsidiaries, including Exploration and Production Services (Holdings) Limited and Expro Holdings US Inc., as borrowers, entered into a senior secured revolving credit facility (the “New Credit Facility”) by and among, inter alia, DNB Bank ASA, London Branch, as agent, and other financial institutions as lenders (as amended and/or restated from time to time, the “Facility Agreement”), in an initial aggregate principal amount of up to $500 million, of which up to $400 million is available as revolving facility loans and up to $100 million is available as term bridge loans. Proceeds of the revolving facility under the Facility Agreement may be used for general corporate and working capital purposes. Proceeds of the bridge facility under the Facility Agreement may be used for acquisitions and investments and capital expenditure in relation to acquisitions and fees, costs and expenses in connection with the foregoing. The Facility Agreement replaces the Company’s existing senior secured revolving credit facility entered into on October 1, 2021 and as amended and restated pursuant to an amendment and restatement agreement on October 6, 2023. The maturity date of the New Credit Facility is July 30, 2029.

Please see Note 16 “Interest bearing loans” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Cash flow from operating, investing and financing activities

Cash flows from our operations, investing and financing activities are summarized below (in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Net cash provided by operating activities	$89,922	$16,765
Net cash used in investing activities	(49,316)	(96,665)
Net cash (used in) provided by financing activities	(23,878)	64,878
Effect of exchange rate changes on cash activities	6,095	(2,691)
Net increase (decrease) to cash and cash equivalents and restricted cash	$22,823	$(17,713)

Analysis of cash flow changes between the six months ended June 30, 2025 and June 30, 2024

Net cash provided by operating activities

Net cash provided by operating activities was $89.9 million during the six months ended June 30, 2025 as compared to $16.8 million during the six months ended June 30, 2024. The increase in net cash provided by operating activities of $73.2 million for the six months ended June 30, 2025, was primarily driven by favorable movement in working capital and an increase in Adjusted EBITDA.

Net cash used in investing activities

Net cash used in investing activities was $49.3 million during the six months ended June 30, 2025, as compared to $96.7 million during the six months ended June 30, 2024, a decrease of $47.3 million. The decrease in net cash used in investing activities was primarily due to a decrease in capital expenditures of $12.8 million and the $32.5 million payment for the acquisition of Coretrax during the first half of 2024 that did not repeat in 2025.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $23.9 million during the six months ended June 30, 2025, as compared to net cash provided by financing activities of $64.9 million during the six months ended June 30, 2024. The change of $88.8 million in net cash used in financing activities is primarily due to the repurchase of common stock during the first half of 2025 of $15.0 million and proceeds from borrowings of $72.9 million during the first half of 2024 that did not repeat in 2025.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the three months covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2025 at the reasonable assurance level.

b)	Change in Internal Control Over Financial Reporting

As of June 30, 2025, management has concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Following is a summary of repurchases of Company common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Shares Purchased as Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
April 1 - April 30	637,073	$7.87	637,073	$60,799,309
May 1 - May 31	-	$-	-	$60,799,309
June 1 - June 30	-	$-	-	$60,799,309
Total	637,073	$7.87	637,073

1)

This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. We administer cashless settlements and generally do not repurchase stock in connection with cashless settlements.

2)

Our Board authorized a program to repurchase our common stock from time to time. Approximately $60.8 million remained authorized for repurchases as of June 30, 2025, subject to the limitation set in our shareholder authorization for repurchases of our common stock.

Item 5. Other Information

New Credit Facility

On July 23, 2025, the Company and certain of its subsidiaries, including Exploration and Production Services (Holdings) Limited and Expro Holdings US Inc., as borrowers, entered into a senior secured revolving credit facility (the “New Credit Facility”) by and among, inter alia, DNB Bank ASA, London Branch, as agent, and other financial institutions as lenders (as amended and/or restated from time to time, the “Facility Agreement”), in an initial aggregate principal amount of up to $500 million, of which up to $400 million is available as revolving facility loans and up to $100 million is available as term bridge loans. Proceeds of the revolving facility under the Facility Agreement may be used for general corporate and working capital purposes. Proceeds of the bridge facility under the Facility Agreement may be used for acquisitions and investments and capital expenditure in relation to acquisitions and fees, costs and expenses in connection with the foregoing. The Facility Agreement replaces the Company’s existing senior secured revolving credit facility entered into on October 1, 2021 and as amended and restated pursuant to an amendment and restatement agreement on October 6, 2023.

All obligations under the Facility Agreement are guaranteed jointly and severally by the Company and certain of the Company’s subsidiaries incorporated in the United States, England and Wales, the Netherlands, Cyprus and Scotland. Going forward, the guarantors must comprise at least 80% of the EBITDA of the Company and its subsidiaries, as well as subsidiaries individually representing 5% or more of the EBITDA of the group, subject to customary exceptions and exclusions. In addition, the obligations under the Facility Agreement are secured by first priority liens on certain assets of the borrowers and guarantors, including pledges of equity interests in certain of the Company’s subsidiaries, including all of the borrowers and subsidiary guarantors, material operating bank accounts, intercompany loan receivables and, in the United States, England and Wales and Scotland, a floating charge over substantially all of the assets and property of the borrowers and guarantors incorporated in such jurisdictions, in each case subject to customary exceptions and exclusions.

Borrowings under the Facility Agreement bear interest at a rate per annum consisting of the applicable floating rate, subject to a 0.00% floor, plus an applicable margin which increases or reduces in step ups and step downs according to Total Net Leverage (as defined in the Facility Agreement) from 2.00% to 3.25% for cash borrowings or 2.75% for any bridge loans (which are similarly subject to an upwards ratchet over time). An additional 0.10% or 0.20% or 0.40% per annum utilization fee is payable on cash borrowings to the extent one-third or two-thirds, respectively, or more of the commitments are drawn. The unused portion of the New Credit Facility is subject to a commitment fee of 35% per annum of the applicable margin. Interest on loans is payable at the end of the selected interest period. The Company and its subsidiaries paid certain customary fees and expenses in connection with the New Credit Facility.

The Facility Agreement retains various undertakings and affirmative and negative covenants (with certain agreed amendments) which limit, subject to certain customary exceptions and thresholds, the Company and its subsidiaries’ ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments, acquisitions and create or incur liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The Facility Agreement also requires the Company to maintain (i) a minimum interest cover ratio of 3.50 to 1.0 based on the ratio of EBITDA to net finance charges and (ii) a maximum total net leverage of 2.75 to 1.0 based on the ratio of total net debt to EBITDA, in each case tested quarterly on a last-twelve-months basis. The Facility Agreement also contains default provisions customary for facilities of this type, which are subject to customary grace periods and materiality thresholds, including, among others, defaults related to payment failure, failure to comply with covenants, material misrepresentations, bankruptcy and related events, material judgments and the invalidity or revocation of any loan document or any material guarantee. If the Company fails to perform its obligations under the Facility Agreement that results in an event of default, the commitments under the New Credit Facility could be terminated and any outstanding borrowings under the New Credit Facility may be declared immediately due and payable. The Facility Agreement also contains cross-default provisions that apply to the Company and its subsidiaries’ other indebtedness. Additionally, the Facility Agreement includes certain mandatory repayment events including disposal, illegality, the occurrence of a change of control or sale of substantially all group assets.

The foregoing description of the Facility Agreement is qualified in its entirety by the terms of the agreement. The Facility Agreement is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Securities Trading Arrangements with Officers and Directors

On June 13, 2025, Lisa L. Troe, a non-executive director, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell sufficient shares of the Company’s common stock between June 3, 2026 and June 29, 2026, subject to certain conditions, to cover tax obligations related to the scheduled vesting of restricted stock units on June 1, 2026.

On June 16, 2025, Eileen G. Whelley, a non-executive director, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell sufficient shares of the Company’s common stock between June 3, 2026 and June 29, 2026, subject to certain conditions, to cover tax obligations related to the scheduled vesting of restricted stock units on June 1, 2026.

During the three months ended  June 30, 2025, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Deed of Amendment to Articles of Association of Expro Group Holdings N.V., dated October 1, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).
*†10.1	Letter agreement, dated May 6, 2025, with Sergio Maiworm.
*10.2	Facility Agreement dated as of July 23, 2025, by and among, inter alia, Expro Group Holdings N.V., as parent, Exploration and Production Services (Holdings) Limited and Expro Holdings US Inc., as borrowers, the guarantors party thereto, the lenders party thereto and DNB Bank ASA, London Branch, as agent.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.1

The following materials from Expro Group Holdings N.V.’s Quarterly Report on Form 10-Q for the period ended June 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Represents management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRO GROUP HOLDINGS N.V.

Date:	July 29, 2025	By:	/s/ Sergio L. Maiworm, Jr.
Sergio L. Maiworm, Jr.
Chief Financial Officer
(Principal Financial Officer)