Form 10-Q
period 2025-09-30
EXPRO GROUP HOLDINGS N.V.
filed 2025-10-23
CIK 1575828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934

For the quarterly period ended September 30, 2025

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

As of October 16, 2025, there were 113,560,421 shares of common stock, €0.06 nominal value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Expro Group Holdings N.V.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total revenue	$411,356	$422,828	$1,224,968	$1,275,959
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization expense	(311,142)	(331,235)	(936,615)	(1,006,242)
General and administrative expense, excluding depreciation and amortization expense	(20,491)	(20,467)	(56,804)	(65,905)
Depreciation and amortization expense	(46,195)	(40,391)	(138,332)	(121,184)
Merger and integration expense	(1,293)	(1,437)	(5,300)	(12,387)
Severance and other expense	(5,782)	(3,181)	(18,575)	(8,007)
Total operating cost and expenses	(384,903)	(396,711)	(1,155,626)	(1,213,725)
Operating income	26,453	26,117	69,342	62,234
Other income, net	524	262	2,458	1,081
Interest and finance expense, net	(4,106)	(3,895)	(11,836)	(10,713)
Income before taxes and equity in income of joint ventures	22,871	22,484	59,964	52,602
Equity in income of joint ventures	5,897	4,241	12,998	12,955
Income before income taxes	28,768	26,725	72,962	65,557
Income tax expense	(14,805)	(10,450)	(27,048)	(36,673)
Net income	$13,963	$16,275	$45,914	$28,884

Earnings per common share:
Basic	$0.12	$0.14	$0.40	$0.25
Diluted	$0.12	$0.14	$0.40	$0.25
Weighted average common shares outstanding:
Basic	114,804,684	117,467,994	115,483,955	113,887,885
Diluted	115,447,110	118,293,677	115,956,527	115,605,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$13,963	$16,275	$45,914	$28,884
Other comprehensive loss:
Amortization of prior service credit	(61)	(61)	(183)	(183)
Other comprehensive loss	(61)	(61)	(183)	(183)
Comprehensive income	$13,902	$16,214	$45,731	$28,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)

	September 30,	December 31,
	2025	2024
Assets:
Current assets
Cash and cash equivalents	$197,876	$183,036
Restricted cash	744	1,627
Accounts receivable, net	493,059	517,570
Inventories	171,716	159,040
Income tax receivables	34,647	28,641
Other current assets	84,004	74,132
Total current assets	982,046	964,046

Property, plant and equipment, net	533,605	563,697
Investments in joint ventures	81,340	73,012
Intangible assets, net	260,672	298,856
Goodwill	348,558	348,918
Operating lease right-of-use assets	73,671	66,640
Non-current accounts receivable, net	7,432	7,432
Other non-current assets	17,856	10,940
Total assets	$2,305,180	$2,333,541

Liabilities and stockholders’ equity:
Current liabilities
Accounts payable and accrued liabilities	$299,243	$340,298
Income tax liabilities	50,303	52,436
Finance lease liabilities	2,410	2,234
Operating lease liabilities	17,481	17,253
Other current liabilities	95,042	72,209
Total current liabilities	464,479	484,430

Long-term borrowings	99,065	121,065
Deferred tax liabilities, net	21,638	44,310
Post-retirement benefits	5,823	10,430
Non-current finance lease liabilities	13,020	14,006
Non-current operating lease liabilities	57,891	48,488
Uncertain tax positions	80,659	74,526
Other non-current liabilities	45,508	44,802
Total liabilities	788,083	842,057

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, €0.06 nominal value, 200,000 shares authorized, 122,325 and 121,091 shares issued	8,556	8,488
Treasury stock (at cost) 8,807 and 4,796 shares	(126,936)	(83,420)
Additional paid-in capital	2,102,491	2,079,161
Accumulated other comprehensive income	14,287	14,470
Accumulated deficit	(481,301)	(527,215)
Total stockholders’ equity	1,517,097	1,491,484
Total liabilities and stockholders’ equity	$2,305,180	$2,333,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$45,914	$28,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	138,332	121,184
Equity in income of joint ventures	(12,998)	(12,955)
Stock-based compensation expense	21,483	19,251
Elimination of unrealized loss on sales to joint ventures	-	(312)
Changes in fair value of contingent consideration	-	(5,761)
Deferred taxes	(17,211)	(1,126)
Unrealized foreign exchange (gain) loss	(7,227)	3,418
Changes in assets and liabilities:
Accounts receivable, net	25,574	(28,676)
Inventories	(12,676)	(15,367)
Other assets	(16,219)	(11,471)
Accounts payable and accrued liabilities	(34,799)	(19,617)
Other liabilities	25,953	(8,463)
Income taxes, net	(2,007)	3,375
Dividends received from joint ventures	4,669	4,132
Other	(5,687)	(4,418)
Net cash provided by operating activities	153,101	72,078

Cash flows from investing activities:
Capital expenditures	(78,512)	(99,158)
Payment for acquisition of business, net of cash acquired	-	(31,967)
Proceeds from settlement of contingent consideration	-	7,500
Proceeds from disposal of assets	5,000	2,900
Net cash used in investing activities	(73,512)	(120,725)

Cash flows from financing activities:
(Cash pledged for) release of collateral deposits, net	(552)	1,242
Proceeds from borrowings	-	117,269
Repayment of borrowings	(22,000)	(44,351)
Repurchase of common stock	(40,088)	-
Payment of withholding taxes on stock-based compensation plans	(1,528)	(3,269)
Repayment of financed insurance premium	(6,452)	(7,828)
Repayments of finance leases	(1,433)	(1,055)
Net cash (used in) provided by financing activities	(72,053)	62,008

Effect of exchange rate changes on cash and cash equivalents	6,421	458
Net increase to cash and cash equivalents and restricted cash	13,957	13,819
Cash and cash equivalents and restricted cash at beginning of period	184,663	153,166
Cash and cash equivalents and restricted cash at end of period	$198,620	$166,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Nine Months Ended September 30, 2024
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2024	110,030	$8,062	$(64,697)	$1,909,323	$22,318	$(579,133)	$1,295,873
Net loss	-	-	-	-	-	(2,677)	(2,677)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	5,070	-	-	5,070
Common shares issued upon vesting of share-based awards	719	40	-	(40)	-	-	-
Treasury shares withheld	(212)	-	(4,095)	-	-	-	(4,095)
Balance at March 31, 2024	110,537	$8,102	$(68,792)	$1,914,353	$22,257	$(581,810)	$1,294,110
Net income	-	-	-	-	-	15,286	15,286
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	7,350	-	-	7,350
Common shares issued upon vesting of share-based awards	105	6	-	(6)	-	-	-
Treasury shares refunded	(12)	-	(256)	-	-	-	(256)
Coretrax Acquisition	6,750	373	-	142,392	-	-	142,765
Balance at June 30, 2024	117,380	$8,481	$(69,048)	$2,064,089	$22,196	$(566,524)	$1,459,194
Net loss	-	-	-	-	-	16,275	16,275
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	6,832	-	-	6,832
Common shares issued upon vesting of share-based awards	92	5	-	1,140	-	-	1,145
Treasury shares withheld	(2)	-	(56)	-	-	-	(56)
Balance at September 30, 2024	117,470	$8,486	$(69,104)	$2,072,061	$22,135	$(550,249)	$1,483,329

	Nine Months Ended September 30, 2025
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2025	116,295	$8,488	$(83,420)	$2,079,161	$14,470	$(527,215)	$1,491,484
Net income	-	-	-	-	-	13,948	13,948
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	6,968	-	-	6,968
Common stock issued upon vesting of share-based awards	1,031	58	-	793	-	-	851
Treasury shares withheld	(304)	-	(3,425)	-	-	-	(3,425)
Acquisition of common stock	(994)	-	(10,020)	-	-	-	(10,020)
Balance at March 31, 2025	116,028	$8,546	$(96,865)	$2,086,922	$14,409	$(513,267)	$1,499,745
Net income	-	-	-	-	-	18,003	18,003
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	7,314	-	-	7,314
Common stock issued upon vesting of share-based awards	202	10	-	(10)	-	-	-
Acquisition of common stock	(637)	-	(5,013)	-	-	-	(5,013)
Balance at June 30, 2025	115,593	$8,556	$(101,878)	$2,094,226	$14,348	$(495,264)	$1,519,988
Net income	-	-	-	-	-	13,963	13,963
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	7,201	-	-	7,201
Common stock issued upon vesting of share-based awards	1	-	-	1,064	-	-	1,064
Treasury shares withheld	-	-	(3)	-	-	-	(3)
Acquisition of common stock	(2,077)	-	(25,055)	-	-	-	(25,055)
Balance at September 30, 2025	113,517	$8,556	$(126,936)	$2,102,491	$14,287	$(481,301)	$1,517,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Business description

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

The Company’s Board of Directors (the “Board”) approved an extension to its stock repurchase program, pursuant to which the Company is authorized to acquire up to $100.0 million of its outstanding common stock from October 25, 2023 through November 24, 2025 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, and the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. During the nine months ended September 30, 2025, the Company repurchased approximately 3.7 million shares at an average price of $10.81 per share, for a total cost of approximately $40.1 million. The Company made no repurchases during the nine months ended September 30, 2024.

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

In the opinion of management, these unaudited condensed consolidated financial statements, which are prepared in accordance with the rules of the SEC and U.S. GAAP for interim financial reporting, included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2025, the results of our operations for the three and nine months ended September 30, 2025 and 2024 and our cash flows for the nine months ended September 30, 2025 and 2024. Such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2025 or for any other period.

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

Supplemental pro forma financial information

The Company has determined the estimated unaudited pro forma financial information to be immaterial for the three and nine months ended September 30, 2024, assuming the Coretrax Acquisition had been completed as of January 1, 2024. This is not necessarily indicative of the results that would have occurred had the Coretrax Acquisition been completed on the respective dates indicated or of future operating results.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	Fair value measurements

Recurring Basis

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2025 and December 31, 2024, were as follows (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$7,432	$-	$7,432
Liabilities:
Contingent consideration	-	-	9,754	9,754
Long-term borrowings	-	99,065	-	99,065
Finance lease liabilities	-	15,430	-	15,430

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$7,432	$-	$7,432
Liabilities:
Contingent consideration	-	-	11,026	11,026
Long-term borrowings	-	121,065	-	121,065
Finance lease liabilities	-	16,240	-	16,240

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

The following tables present our revenue, significant segment expenses and Segment EBITDA disaggregated by our operating segments and reconciliation to income before income taxes (in thousands):

	Three Months Ended September 30, 2025
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$150,868	$125,838	$86,061	$48,589	$411,356
Compensation and related cost	(57,378)	(49,027)	(29,482)	(20,665)
Cost of product, materials, and supplies	(42,189)	(26,298)	(20,432)	(14,318)
Other (1)	(14,459)	(10,010)	(6,285)	(3,557)
Total Segment EBITDA	$36,842	$40,503	$29,862	$10,049	$117,256
Corporate costs (2)					(29,181)
Equity in income of joint ventures					5,897
Depreciation and amortization expense					(46,195)
Merger and integration expense					(1,293)
Severance and other expense					(5,782)
Stock-based compensation expense					(7,201)
Foreign exchange loss					(1,151)
Other income, net					524
Interest and finance expense, net					(4,106)
Income before income taxes					$28,768

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2024
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$139,397	$131,475	$86,736	$65,220	$422,828
Compensation and related cost	(55,305)	(53,127)	(31,267)	(24,655)
Cost of product, materials, and supplies	(38,603)	(35,308)	(19,496)	(21,166)
Other (1)	(12,425)	(10,865)	(5,941)	(3,206)
Total Segment EBITDA	$33,064	$32,175	$30,032	$16,193	$111,464
Corporate costs (2)					(30,669)
Equity in income of joint ventures					4,241
Depreciation and amortization expense					(40,391)
Merger and integration expense					(1,437)
Severance and other income					(3,181)
Stock-based compensation expense					(6,831)
Foreign exchange loss					(2,838)
Other income, net					262
Interest and finance expense, net					(3,895)
Income before income taxes					$26,725

	Nine Months Ended September 30, 2025
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$427,728	$370,578	$270,631	$156,031	$1,224,968
Compensation and related cost	(169,920)	(141,123)	(92,344)	(62,998)
Cost of product, materials, and supplies	(112,861)	(86,740)	(61,987)	(43,400)
Other (1)	(43,811)	(33,389)	(19,699)	(13,928)
Total Segment EBITDA	$101,136	$109,326	$96,601	$35,705	$342,768
Corporate costs (2)					(91,115)
Equity in income of joint ventures					12,998
Depreciation and amortization expense					(138,332)
Merger and integration expense					(5,300)
Severance and other expense					(18,575)
Stock-based compensation expense					(21,483)
Foreign exchange gain					1,379
Other income, net					2,458
Interest and finance expense, net					(11,836)
Income before income taxes					$72,962

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2024
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$426,776	$421,652	$239,659	$187,872	$1,275,959
Compensation and related cost	(159,412)	(147,147)	(86,375)	(71,661)
Cost of product, materials, and supplies	(117,537)	(150,462)	(52,848)	(63,902)
Other (1)	(37,912)	(31,670)	(17,255)	(10,082)
Total Segment EBITDA	$111,915	$92,373	$83,181	$42,227	$329,696
Corporate costs (2)					(95,605)
Equity in income of joint ventures					12,955
Depreciation and amortization expense					(121,184)
Merger and integration expense					(12,387)
Severance and other expense					(8,007)
Stock-based compensation expense					(19,251)
Foreign exchange loss					(11,028)
Other income, net					1,081
Interest and finance expense, net					(10,713)
Income before income taxes					$65,557

(1)	Other segment expenses consists primarily of facilities, sales and purchase tax, motor vehicles, insurance, professional and other costs.
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

	September 30,	December 31,
	2025	2024
NLA	$799,301	$793,666
ESSA	562,943	581,866
MENA	431,670	425,266
APAC	214,153	221,601
Assets held centrally	297,113	311,142
Total	$2,305,180	$2,333,541

The following table presents our capital expenditures disaggregated by our operating segments (in thousands):

	Nine Months Ended September 30,
	2025	2024
NLA	$31,747	$44,810
ESSA	16,017	20,311
MENA	16,703	22,651
APAC	11,302	7,903
Assets held centrally	2,743	3,483
Total	$78,512	$99,158

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	Revenue

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by geography, as disclosed in Note 5 “Business segment reporting,” as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Additionally, we disaggregate our revenue into main areas of capabilities.

The following table sets forth the total amount of revenue by main area of capabilities as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Well Construction	$150,343	$159,268	$422,379	$427,775
Well Management	261,013	263,560	802,589	848,184
Total	$411,356	$422,828	$1,224,968	$1,275,959

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

Contract balances consisted of the following as of September 30, 2025, and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Trade receivable, net	$310,193	$371,102
Unbilled receivables (included within accounts receivable, net)	$180,645	$149,547
Contract assets (included within accounts receivable, net)	$9,653	$4,353
Deferred revenue (included within other liabilities)	$20,977	$7,108

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

The Company recognized revenue during the three and nine months ended September 30, 2025 of $0.3 million and $2.5 million, respectively, and for the three and nine months ended September 30, 2024 of $0.4 million and $22.5 million, respectively, out of the deferred revenue balance as of the beginning of the applicable period.

As of September 30, 2025, $16.1 million of our deferred revenue was classified as current and is included in “Other current liabilities” on the unaudited condensed consolidated balance sheets, with the remainder classified as non-current and included in “Other non-current liabilities” on the unaudited condensed consolidated balance sheets.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

Transaction price allocated to remaining performance obligations

Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. We have elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less and for our long-term contracts we have a right to consideration from customers in an amount that corresponds directly with the value to the customer of the performance completed to date. With respect to our long-term construction contracts, revenue allocated to remaining performance obligations is immaterial as of September 30, 2025.

7.	Income taxes

For interim financial reporting, the annual tax rate is based on pre-tax income (loss) before equity in income of joint ventures. We have historically calculated the income tax expense/(benefit) during interim reporting periods by applying a full year estimated Annual Effective Tax Rate (“AETR”) to income (loss) before income taxes, excluding infrequent or unusual discrete items, for the reporting period. For the nine months ended September 30, 2025, we concluded, consistent with prior periods, that using an AETR would not provide a reliable estimate of income taxes due to the forecasting methodology used to project income (loss) before income taxes, resulting in significant changes in the estimated AETR. Thus, we concluded to use a discrete effective tax rate, which treats the year-to-date period as an annual period, to calculate income taxes for the nine months ended September 30, 2025.

Our effective tax rates was 64.7% and 45.1% for the three and nine months ended September 30, 2025, and was 46.5% and 69.7% for the three and nine months ended September 30, 2024.

Our effective tax rate was impacted primarily due to changes in the mix of taxable profits between jurisdictions with different tax regimes, in particular in our MENA and ESSA regions, and recognition of deferred taxes related to the Coretrax Acquisition in the first quarter of 2025.

Impact of the One Big Beautiful Bill Act (OBBBA)

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing various changes to U.S. federal tax law. We do not expect the OBBBA to have a material impact on our consolidated financial statements for the fiscal year ending December 31, 2025 and are currently evaluating the potential impact of the OBBBA on our future periods.

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

The carrying value of our investment in joint ventures as of September 30, 2025, and December 31, 2024, was as follows (in thousands):

	September 30,	December 31,
	2025	2024
CETS	$79,098	$70,696
PVD-Expro	2,242	2,316
Total	$81,340	$73,012

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	Accounts receivable, net

Accounts receivable, net consisted of the following as of September 30, 2025, and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Accounts receivable	$522,663	$545,117
Less: Expected credit losses	(22,172)	(20,115)
Total	$500,491	$525,002

Current	493,059	517,570
Non – current	7,432	7,432
Total	$500,491	$525,002

10.	Inventories

Inventories consisted of the following as of September 30, 2025, and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Finished goods	$14,965	$13,318
Raw materials, equipment spares and consumables	146,366	143,496
Work-in-progress	10,385	2,226
Total	$171,716	$159,040

11.	Other assets and liabilities

Other assets consisted of the following as of September 30, 2025, and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Prepayments	$42,119	34,736
Value-added tax receivables	33,113	27,453
Collateral deposits	1,267	716
Deposits	10,928	9,396
Other	14,433	12,771
Total	$101,860	$85,072

Current	84,004	74,132
Non – current	17,856	10,940
Total	$101,860	$85,072

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

Other liabilities consisted of the following as of September 30, 2025, and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Deferred revenue	$20,977	$7,108
Other tax and social security	32,490	32,648
Provisions	55,294	48,042
Contingent consideration	9,754	11,026
End of service benefits	15,650	14,125
Other	6,385	4,062
Total	$140,550	$117,011

Current	95,042	72,209
Non – current	45,508	44,802
Total	$140,550	$117,011

12.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2025, and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Accounts payable – trade	$113,075	$143,727
Payroll, vacation and other employee benefits	42,071	45,675
Accruals for goods received not invoiced	14,381	15,469
Accrued liabilities	129,716	135,427
Total	$299,243	$340,298

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

13.	Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of September 30, 2025, and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Cost:
Land	$22,176	$22,176
Land improvements	3,352	3,332
Buildings and lease hold improvements	108,399	107,110
Plant and equipment	1,191,766	1,128,525
	1,325,693	1,261,143
Less: Accumulated depreciation	(792,088)	(697,446)
Total	$533,605	$563,697

The carrying amount of our property, plant and equipment recognized in respect of assets held under finance leases as of September 30, 2025 and December 31, 2024 and included in amounts above is as follows (in thousands):

	September 30,	December 31,
	2025	2024
Cost:
Buildings	$20,344	$23,624
Plant and equipment	3,381	236
	23,725	23,860
Less: Accumulated amortization	(13,221)	(11,694)
Total	$10,504	$12,166

Depreciation expense relating to property, plant and equipment, including assets under finance leases, was $33.4 million and $99.8 million for the three and nine months ended September 30, 2025, respectively, and $28.1 million and $86.0 million for the three and nine months ended September 30, 2024, respectively.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

14.	Intangible assets, net

The following table summarizes our intangible assets comprising of Customer Relationships & Contracts (“CR&C”), Trademarks, Technology and Software as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025			December 31, 2024			September 30, 2025
	Gross carrying amount	Accumulated impairment and amortization	Net book value	Gross carrying amount	Accumulated impairment and amortization	Net book value	Weighted average remaining life (years)
CR&C	$302,605	$(184,934)	$117,671	$302,605	$(164,817)	$137,788	6.9
Trademarks	64,244	(44,858)	19,386	64,244	(41,141)	23,103	4.4
Technology	229,022	(106,824)	122,198	229,022	(95,713)	133,309	10.1
Software	21,807	(20,390)	1,417	21,494	(16,838)	4,656	0.7
Total	$617,678	$(357,006)	$260,672	$617,365	$(318,509)	$298,856	8.2

Amortization expense for intangible assets was $12.8 million and $38.5 million for the three and nine months ended September 30, 2025, respectively, and $13.0 million and $35.2 million for the three and nine months ended September 30, 2024, respectively.

The following table summarizes the intangible assets which were acquired pursuant to the Coretrax Acquisition (in thousands):

	Acquired Fair Value	Weighted average life (years)
Coretrax:
CR&C	$45,883	13.0
Trademarks	5,251	5.0
Software	648	1.0
Technology	49,868	10-15
Total	$101,650	13.0

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

15.	Goodwill

Our reporting units are our operating segments which are NLA, ESSA, MENA and APAC.

The allocation of goodwill by operating segment as of September 30, 2025 and December 31, 2024 is as follows (in thousands):

	September 30,	December 31,
	2025	2024
NLA	$161,986	$164,505
ESSA	101,385	102,379
MENA	51,595	49,579
APAC	33,592	32,455
Total	$348,558	$348,918

The following table summarizes the goodwill by operating segment which were acquired pursuant to the Coretrax Acquisition (in thousands):

Coretrax
NLA	$21,557
ESSA	18,066
MENA	46,155
APAC	14,177
Total	$99,955

No impairment charges related to goodwill have been recorded during the three and nine months ended September 30, 2025.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

16.	Interest bearing loans

New Credit Facility

On July 23, 2025, the Company and certain subsidiaries entered into a new senior secured credit facility (the “New Credit Facility”) with DNB Bank ASA, London Branch, as agent, and other lenders, in an aggregate principal amount of up to $500.0 million. This includes a $400.0 million revolving credit facility and a $100.0 million 364 day term bridge loan. The facility matures on July 30, 2029, and replaces the Company’s previous credit agreement dated October 1, 2021, as amended on October 6, 2023 (the “Prior Facility Agreement”).

Proceeds from the revolving facility may be used for general corporate purposes, and proceeds from the bridge facility may be used for acquisitions, capital expenditures related to acquisitions, and related expenses.

The facility is jointly and severally guaranteed by certain subsidiaries and secured by first-priority liens on equity interests, operating accounts, and other assets, subject to customary exceptions. The guarantors must represent at least 80% of consolidated EBITDA and include subsidiaries individually contributing 5.0% or more of EBITDA.

Borrowings bear interest at a floating rate (subject to a 0.00% floor) plus a net leverage linked margin ranging from 2.00% to 3.25%, or 2.75% for bridge loans. Utilization fees of up to 0.40% apply depending on usage levels, and unused commitments are subject to a commitment fee equal to 35% of the applicable margin.

The agreement includes customary affirmative and negative covenants, including limitations on asset sales, indebtedness, investments, distributions, and affiliate transactions. Financial covenants require a minimum interest coverage ratio of 3.5x and a total net leverage ratio cap of 2.75x, tested quarterly. Events of default include payment defaults, covenant breaches, misrepresentations, insolvency events, and revocation of guarantees. The agreement also contains cross-default provisions and requires prepayment in certain events such as asset sales, change of control, or illegality.

As of  September 30, 2025, we had $99.1 million of long-term borrowings outstanding under the New Credit Facility agreement. The effective interest rate on our outstanding long-term borrowings was 7.4%. As of December 31, 2024, we had $121.1 million of long-term borrowings outstanding under the Prior Facility Agreement. We utilized $67.5 million of the New Credit Facility as of  September 30, 2025 and $48.5 million of the Prior Facility Agreement as of  December 31, 2024 for bonds and guarantees.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Commitments and contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. We entered into contractual commitments for the acquisition of property, plant and equipment totaling $57.5 million and $31.1 million as of  September 30, 2025 and December 31, 2024, respectively.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of September 30, 2025 and December 31, 2024. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

18.	Post-retirement benefits

Amounts recognized in the unaudited condensed consolidated statements of operations in respect of the defined benefit schemes were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of prior service credit	$61	$61	$183	$183
Interest cost	(1,952)	(1,585)	(5,752)	(4,763)
Expected return on plan assets	2,288	1,938	6,675	5,773
Total	$397	$414	$1,106	$1,193

The Company contributed $1.5 million and $4.3 million for the three and nine months ended September 30, 2025, and $1.4 million and $4.0 million for the three and nine months ended September 30, 2024, respectively, to defined benefit schemes.

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

The calculation of basic and diluted earnings per share attributable to Company stockholders for the three and nine months ended September 30, 2025 and 2024, respectively, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$13,963	$16,275	$45,914	$28,884

Basic weighted average number of shares outstanding	114,805	117,468	115,484	113,888
Effect of dilutive securities:
Unvested restricted stock units	621	398	453	1,342
ESPP shares	21	8	19	6
Stock options	-	420	-	369
Diluted weighted average number of shares outstanding	115,447	118,294	115,957	115,605

Total basic earnings per share	$0.12	$0.14	$0.40	$0.25
Total diluted earnings per share	$0.12	$0.14	$0.40	$0.25

For the three and nine months ended September 30, 2025, approximately 4.6 million and 5.4 million outstanding equity awards, respectively, were excluded because the exercise price exceeded the average market price of the Company's common stock. For the three and nine months ended September 30, 2024, approximately 0.6 million and 0.8 million outstanding equity awards, respectively, were excluded because the exercise price exceeded the average market price of the Company's common stock.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

20.	Related party disclosures

Our related parties consist primarily of CETS and PVD-Expro, the two companies in which we exert significant influence. During the three and nine months ended September 30, 2025, goods and services provided to related parties was $1.4 million and $1.7 million, respectively, and $6.4 million and $12.7 million, respectively, for the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2025 material goods and services received from related parties was less than $0.1 million for each period, and $0.1 million and $0.1 million, respectively, for the three and nine months ended September 30, 2024.

Additionally, we entered into various operating lease agreements to lease facilities with affiliated companies. Rent expense associated with our related party leases was less than $0.1 million for both the three and nine months ended September 30, 2025, and $0.1 million and $0.4 million, respectively, for the three and nine months ended September 30, 2024.

As of  September 30, 2025 and December 31, 2024 amounts receivable from related parties were $1.1 million and $0.8 million, respectively, and amounts payable to related parties were nil and less than $0.1 million, respectively.

21.	Stock-based compensation

Stock-based compensation expense relating to the Long-Term Incentive Plan (“LTIP”), including restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) for the three and nine months ended September 30, 2025 was $7.1 million and $20.8 million, respectively. Stock-based compensation expense relating to LTIP RSUs and PRSUs for the three and nine months ended September 30, 2024 was $6.6 million and $18.8 million, respectively.

During the nine months ended September 30, 2025, 2,160,225 RSUs and 414,614 PRSUs were granted to employees and directors at a weighted average grant date fair value of $10.31 per RSU and $16.55 per PRSU.

During the three and nine months ended September 30, 2025 we recognized $0.1 million and $0.7 million, respectively, of compensation expense related to stock purchased under the ESPP and its sub-plans. The Company recognized ESPP expense for the three and nine months ended September 30, 2024 of $0.2 million and $0.5 million, respectively.

22.	Supplemental cash flow

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$45,873	$34,091
Cash paid for interest, net	$16,149	$8,070
Change in accounts payable and accrued expenses related to capital expenditures	$4,559	$9,545

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

Commodity Prices and Market Conditions

Commodity Prices

Average daily oil demand in the third quarter of 2025 exceeded the average daily demand levels in the previous quarter, the third quarter of 2024, and the full year average for 2024. Liquids demand is expected to grow by 1.1 million b/d in 2025 compared to 2024. Overall, in the third quarter, Brent crude oil prices remained relatively stable, trading in a range of around $65 to $75 per barrel (/bbl). Prices were initially supported by optimism surrounding potential progress in resolving the Russia-Ukraine conflict, as well as seasonal demand strength and ongoing geopolitical tensions, averaging $71/bbl in July. However, a modest downward trend emerged toward the second half of the quarter, driven primarily by the Organization of the Petroleum Exporting Countries and certain other oil producing nations (“OPEC+”) signaling an accelerated rollback of voluntary production cuts.

Market Conditions

Following a largely balanced quarter, growing global oil supply and the transition away from peak summer seasonal demand is expected to lead to significant growth in global oil inventories over the coming months, placing downward pressure on prices. Despite this more conservative expected price environment and broader market softening, demand for hydrocarbons as part of the global energy mix remains, requiring continued long-term investment and activity to support supply.

There are a number of market factors that have had, and may continue to have, an effect on our business, including:

•	The market for energy services and our business are substantially dependent on the price of oil and, to a lesser extent, the regional price of gas, which are both driven by market supply and demand. Changes in oil and gas prices impact customer willingness to spend on exploration and appraisal, development, production, and abandonment activities. The extent of the impact of a change in oil and gas prices on these activities varies extensively between geographic regions, types of customers, types of activities and the financial returns of individual projects.
•	Activity related to gas and liquified natural gas (“LNG”) production (and associated asset development) continues to grow as demand still outpaces supply and long-term energy security remains a priority. More broadly, the net-zero targets of many nations require a transition to lower-carbon sources such as natural gas and LNG, resulting in increased investment in the production of the fuels.

•	International, offshore and deepwater activity continues to provide a source of growth throughout 2025. We also experienced an increased demand for services related to brownfield and production enhancement and infield development programs as operators strived to maximize their previous investments and maintain production with a lower carbon footprint. In addition, we have seen an increase in demand for production optimization technologies, especially in support of gas and LNG developments.
•	Expro remains selective in pursuing low-carbon opportunities that support operators’ drive for increased sustainability in their hydrocarbon production, including early-stage carbon capture and storage and flare reduction. While the broader trend toward decarbonization continues, our customers focus remains on energy security and returns driven by their core hydrocarbon businesses.

Outlook

Average daily global liquids demand in the third quarter exceeded the previous quarter and the 2024 full-year average and is expected to remain steady through 2025. The third quarter of 2025 was relatively stable, with Brent crude trading between $65 to $75/bbl, averaging $71/bbl in July and $68/bbl in September. Initially, prices were supported by optimism around potential progress in resolving the Russia-Ukraine conflict and summer demand strength but began trending downward from August as OPEC+ accelerated the unwinding of voluntary production cuts.

The U.S. Energy Information Administration (“EIA”) forecasts global liquids consumption will average 104.0 million b/d in 2025, up 1.1 million b/d from 2024. A further 1.1 million b/d increase is expected in 2026, driven mainly by non-OECD markets, especially in China and India. However, downside risks remain due to ongoing macroeconomic uncertainty, trade tensions and the accelerating adoption of electric vehicles in China. Despite slower growth, demand for hydrocarbons continues to rise, necessitating long-term investment and activity.

Global liquid fuels production is forecast to grow by 2.7 million b/d in 2025 to average 105.9 million b/d, and by another 1.3 million b/d in 2026. Growth is led by non-OPEC+ producers with output from the United States, Brazil, Canada and Guyana driving gains – particularly in South America where new offshore vessels have started up ahead of schedule in Brazil and Guyana, with additional projects still in development. OPEC+ crude oil production is set to increase by 0.5 million b/d in 2025 and 0.6 million b/d in 2026, with the assumption that recent production increases will moderate as some members reach the practical limitations of their output, while others will aim to keep inventory builds from accelerating too quickly, limiting further oil price declines.

As a result of these supply-demand dynamics, inventories are expected to build from the fourth quarter, placing downward pressure on prices into 2026. The EIA expects Brent to average $62/bbl in the fourth quarter of 2025 and $52/bbl in the first half of 2026, leading to full-year averages of $69/bbl in 2025 and $52/bbl in 2026. Significant uncertainties remain however, including China’s pace of inventory building, risks to supply such as the ongoing Russia-Ukraine conflict and potential for further sanctions and ongoing trade negotiations and the effects on economic and oil demand growth. OPEC+ may also reassess its production plans to mitigate further price declines amid expected oversupply.

Despite the expected market softening, Expro remains confident in the underlying demand for hydrocarbons and the ongoing need for long-term investment. We maintain a cautiously optimistic outlook and anticipate steady demand for our services across key markets, underpinned by both strategic growth in offshore developments and brownfield activity.

On the natural gas side, price forecasts have been revised downward for 2025 and 2026. The EIA now expects Henry Hub prices to average $3.40 per million British thermal units (“MMBtu”) in 2025, up from $2.20/MMBtu in 2024, rising to an average of $3.90/MMBtu in 2026. The lower outlook reflects robust domestic natural gas production in the U.S., leading to increased storage levels. Rystad Energy forecasts prices at the European Title Transfer Facility (“TTF”) and Northeast Asia spot will also be slightly weaker than previously forecast, averaging $12.20/MMBtu and $12.40/MMBtu this year, respectively. For 2026 the TTF is expected to average $9.75/MMBtu and the Asian spot forecast to average $10.25/MMBtu. The reduced forecasts reflect weaker Asian demand, lower U.S. LNG delivery costs, and broader macroeconomic uncertainty. While the market is expected to loosen further with new LNG capacity in 2026, natural gas remains a key part of the energy transition and a long-term opportunity for Expro.

Overall, upstream investments are expected to remain largely flat in 2025, reflecting heightened uncertainty and weaker prices; however, a modest recovery is projected for 2026. Notably, activity remains resilient in Europe and Sub-Saharan Africa this year, with growth in North and Latin America and the Middle East also expected next year. The offshore segment continues to lead investment momentum, particularly in deepwater developments in Latin America – most notably in Brazil and Guyana – as well as the North Sea. These remain areas of strength for Expro and provide opportunities for growth across our well construction, well flow management and subsea portfolios as we enter 2026.

As operators continue to prioritize capital discipline, we see sustained demand for our brownfield offerings including our well intervention, production optimization and digital services, as our customers look to maximize value from their existing assets through increased spending for production operating expenditures. Our customers remain focused on energy security and financial returns, and Expro also continues to provide carbon-capture and flare reduction solutions to support increased sustainability of their operations.

While market uncertainty persists, driven largely by oversupply concerns and macroeconomic risks, the global reliance on oil and gas will continue to drive demand. Expro’s broad product and service portfolio, strategic offshore exposure, and growing presence in sustainable energy, position us to navigate near-term headwinds while capitalizing on emerging opportunities. Our diversified offering enables us to balance risk, maintain resilience through market cycles, and support our customers across the full life cycle of their assets.

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

Executive Overview

Three months ended September 30, 2025, compared to three months ended June 30, 2025

Certain highlights of our financial results include:

•

Revenue for the three months ended September 30, 2025, decreased by $11.4 million, or 2.7%, to $411.4 million, compared to $422.7 million for the three months ended June 30, 2025. The decrease in revenue was a result of lower activity in the ESSA, MENA and APAC segments. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•

We reported net income for the three months ended September 30, 2025, of $14.0 million, a decrease of $4.0 million, or 22.4%, as compared to net income of $18.0 million for the three months ended June 30, 2025. Net income margin was 3.4% for the three months ended September 30, 2025 compared to 4.3% for the three months ended June 30, 2025. The decrease primarily reflected a negative change in gain (loss) on foreign exchange of $5.7 million, partially offset by lower severance and other expense of $0.9 million and lower merger and integration expense of $1.0 million.

•

Adjusted EBITDA for the three months ended September 30, 2025, decreased by $0.5 million, or 0.5%, to $94.0 million from $94.5 million for the three months ended June 30, 2025. Adjusted EBITDA margin was 22.8% for the three months ended September 30, 2025, up compared to 22.3% for the three months ended June 30, 2025. The decrease in Adjusted EBITDA was primarily due to lower activity while the increase in Adjusted EBITDA margin is primarily attributable to a more favorable activity mix, particularly in the ESSA segment.

•	Net cash provided by operating activities for the three months ended September 30, 2025, was $63.2 million, as compared to net cash provided by operating activities of $48.4 million for the three months ended June 30, 2025, primarily driven by favorable working capital movements.

Nine months ended September 30, 2025, compared to nine months ended September 30, 2024

Certain highlights of our financial results include:

•

Revenue for the nine months ended September 30, 2025, decreased by $51.0 million, or 4.0%, to $1,225.0 million, compared to $1,276.0 million for the nine months ended September 30, 2024. The decrease in revenue was a result of lower activity in the ESSA and APAC segments, partially offset by higher activity in MENA. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•

We reported net income for the nine months ended September 30, 2025, of $45.9 million, an increase of $17.0 million, or 59.0%, as compared to net income of $28.9 million for the nine months ended September 30, 2024. Net income margin was 3.7% for the nine months ended September 30, 2025 compared to 2.3% for the nine months ended September 30, 2024. The increase primarily reflected higher Adjusted EBITDA of $17.6 million, lower income tax expense of $9.6 million, a positive change in gain (loss) on foreign exchange of $12.4 million and lower merger and integration expense of $7.1 million, partially offset by higher depreciation and amortization expense of $17.1 million and higher severance and other expense of $10.6 million.

•

Adjusted EBITDA for the nine months ended September 30, 2025, increased by $17.6 million, or 7.1%, to $264.7 million from $247.0 million for the nine months ended September 30, 2024. Adjusted EBITDA margin was 21.6% for the nine months ended September 30, 2025, up compared to 19.4% for the nine months ended September 30, 2024. The increase in Adjusted EBITDA and Adjusted EBITDA margin, despite the decrease in revenue, is primarily attributable to a more favorable activity mix, particularly in the ESSA and MENA segments.

•

Net cash provided by operating activities for the nine months ended September 30, 2025, was $153.1 million, as compared to net cash provided by operating activities of $72.1 million for the nine months ended September 30, 2024, primarily driven by favorable movement in working capital and an increase in Adjusted EBITDA.

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

The following table presents a reconciliation of net income to Adjusted EBITDA for each of the three and nine months presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Net income	$13,963	$18,003	$45,914	$28,884

Income tax expense	$14,805	$13,959	$27,048	$36,673
Depreciation and amortization expense	46,195	46,716	138,332	121,184
Severance and other expense	5,782	6,711	18,575	8,007
Merger and integration expense	1,293	2,267	5,300	12,387
Other income, net (1)	(524)	(280)	(2,458)	(1,081)
Stock-based compensation expense	7,201	7,314	21,483	19,251
Foreign exchange loss (gain)	1,151	(4,518)	(1,379)	11,028
Interest and finance expense, net	4,106	4,279	11,836	10,713
Adjusted EBITDA	$93,972	$94,451	$264,651	$247,046

Net income margin	3.4%	4.3%	3.7%	2.3%

Adjusted EBITDA margin	22.8%	22.3%	21.6%	19.4%

(1)	Other income, net, is comprised of immaterial, unusual or infrequently occurring transactions which, in management’s view, do not provide useful measures of the underlying operating performance of the business.

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

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the periods presented (in thousands):

	Three Months Ended		Percentage
	September 30, 2025	June 30, 2025	September 30, 2025	June 30, 2025
NLA	$150,868	$142,582	36.7%	33.7%
ESSA	125,838	132,367	30.6%	31.3%
MENA	86,061	91,016	20.9%	21.5%
APAC	48,589	56,775	11.8%	13.5%
Total Revenue	$411,356	$422,740	100.0%	100.0%

	Nine Months Ended		Percentage
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
NLA	$427,728	$426,776	34.9%	33.4%
ESSA	370,578	421,652	30.3%	33.0%
MENA	270,631	239,659	22.1%	18.8%
APAC	156,031	187,872	12.7%	14.8%
Total Revenue	$1,224,968	$1,275,959	100.0%	100.0%

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to income before income taxes for the periods presented (in thousands):

	Three Months Ended		Segment EBITDA Margin
	September 30, 2025	June 30, 2025	September 30, 2025	June 30, 2025
NLA	$36,842	$33,909	24.4%	23.8%
ESSA	40,503	39,635	32.2%	29.9%
MENA	29,862	32,571	34.7%	35.8%
APAC	10,049	14,794	20.7%	26.1%
Total Segment EBITDA	117,256	120,909
Corporate costs (1)	(29,181)	(29,853)
Equity in income of joint ventures	5,897	3,395
Depreciation and amortization expense	(46,195)	(46,716)
Merger and integration expense	(1,293)	(2,267)
Severance and other expense	(5,782)	(6,711)
Stock-based compensation expense	(7,201)	(7,314)
Foreign exchange (loss) gain	(1,151)	4,518
Other income, net	524	280
Interest and finance expense, net	(4,106)	(4,279)
Income before income taxes	$28,768	$31,962

	Nine Months Ended		Segment EBITDA Margin
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
NLA	$101,136	$111,915	23.6%	26.2%
ESSA	109,326	92,373	29.5%	21.9%
MENA	96,601	83,181	35.7%	34.7%
APAC	35,705	42,227	22.9%	22.5%
Total Segment EBITDA	342,768	329,696
Corporate costs (1)	(91,115)	(95,605)
Equity in income of joint ventures	12,998	12,955
Depreciation and amortization expense	(138,332)	(121,184)
Merger and integration expense	(5,300)	(12,387)
Severance and other expense	(18,575)	(8,007)
Stock-based compensation expense	(21,483)	(19,251)
Foreign exchange gain (loss)	1,379	(11,028)
Other income, net	2,458	1,081
Interest and finance expense, net	(11,836)	(10,713)
Income before income taxes	$72,962	$65,557

(1)	Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

Three months ended September 30, 2025 compared to three months ended June 30, 2025

NLA

Revenue for the NLA segment was $150.9 million for the three months ended September 30, 2025, an increase of $8.3 million, or 5.8%, compared to $142.6 million for the three months ended June 30, 2025. The increase was primarily due to higher well construction and well flow management revenue in the Gulf of America, partially offset by lower well intervention and integrity revenue in Argentina.

Segment EBITDA for the NLA segment was $36.8 million, or 24.4% of revenues, during the three months ended September 30, 2025, an increase of $2.9 million, or 8.6%, compared to $33.9 million, or 23.8%, of revenues during the three months ended June 30, 2025. The increase in Segment EBITDA and Segment EBITDA margin was primarily attributable to increased activity on higher margin projects.

ESSA

Revenue for the ESSA segment was $125.8 million for the three months ended September 30, 2025, a decrease of $6.5 million, or 4.9%, compared to $132.4 million for the three months ended June 30, 2025. The decrease in revenues was primarily driven by lower well flow management and subsea well access revenue in the U.K. and Norway.

Segment EBITDA for the ESSA segment was $40.5 million, or 32.2% of revenues, for the three months ended September 30, 2025, an increase of $0.9 million, or 2.2%, compared to $39.6 million, or 29.9% of revenues, for the three months ended June 30, 2025. The increase in Segment EBITDA and Segment EBITDA margin, despite the decrease in revenue, was primarily attributable to a favorable product mix and increased activity on higher margin projects.

MENA

Revenue for the MENA segment was $86.1 million for the three months ended September 30, 2025, a decrease of $5.0 million, or 5.4%, compared to $91.0 million for the three months ended June 30, 2025. The decrease in revenue was driven by lower well construction and well intervention and integrity revenue in the Kingdom of Saudi Arabia (“KSA”), the United Arab Emirates (“UAE”), and Qatar.

Segment EBITDA for the MENA segment was $29.9 million, or 34.7% of revenues, for the three months ended September 30, 2025, a decrease of $2.7 million, or 8.3%, compared to $32.6 million, or 35.8% of revenues, for the three months ended June 30, 2025. The decrease in Segment EBITDA and Segment EBITDA margin is consistent with the decrease in revenue.

APAC

Revenue for the APAC segment was $48.6 million for the three months ended September 30, 2025, a decrease of $8.2 million, or 14.4%, compared to $56.8 million for the three months ended June 30, 2025. The decrease in revenue was driven by lower well construction revenue in Australia and lower well flow management, well intervention and integrity, and well construction revenue in Malaysia, partially offset by higher well construction and well flow management revenue in Indonesia.

Segment EBITDA for the APAC segment was $10.0 million, or 20.7% of revenues, for the three months ended September 30, 2025, a decrease of $4.7 million compared to $14.8 million, or 26.1% of revenues, for the three months ended June 30, 2025. The decrease in Segment EBITDA and Segment EBITDA margin is attributable primarily to lower activity and a less favorable product mix.

Equity in income of joint ventures

Equity in income of joint ventures for the three months ended September 30, 2025, increased by $2.5 million to $5.9 million as compared to $3.4 million for the three months ended June 30, 2025. The increase reflects higher income from our joint venture in China during the three months ended September 30, 2025.

Foreign exchange gain (loss)

Foreign exchange loss was $1.2 million for the three months ended September 30, 2025, as compared to foreign exchange gain of $4.5 million for the three months ended June 30, 2025. The change was primarily attributable to unfavorable changes in various exchange rates and lower activity in jurisdictions with local currencies that appreciated relative to the U.S. dollar.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

NLA

Revenue for the NLA segment was $427.7 million for the nine months ended September 30, 2025, an increase of $1.0 million, or 0.2%, compared to $426.8 million for the nine months ended September 30, 2024. The increase was primarily due to higher subsea well access revenue in the U.S. and by higher well flow management activity in the U.S. and Brazil, partially offset by lower well construction activity in the U.S. and Mexico and lower well flow management revenue in Mexico

Segment EBITDA for the NLA segment was $101.1 million, or 23.6% of revenues, during the nine months ended September 30, 2025, a decrease of $10.8 million, or 9.6%, compared to $111.9 million, or 26.2%, of revenues during the nine months ended September 30, 2024. The decrease in Segment EBITDA and Segment EBITDA margin was primarily attributable to a less favorable activity mix.

ESSA

Revenue for the ESSA segment was $370.6 million for the nine months ended September 30, 2025, a decrease of $51.1 million, or 12.1%, compared to $421.7 million for the nine months ended September 30, 2024. The decrease in revenue was primarily driven by lower well flow management revenue in Congo and lower subsea well access activity in Angola as a result of one-time projects in 2024 that did not reoccur in 2025, partially offset by higher well construction revenue and well flow management revenue in Cyprus, and higher subsea well access revenue in the U.K. and Norway.

Segment EBITDA for the ESSA segment was $109.3 million, or 29.5% of revenues, for the nine months ended September 30, 2025, an increase of $17.0 million, or 18.4%, compared to $92.4 million, or 21.9% of revenues, for the nine months ended September 30, 2024. The increase in Segment EBITDA and Segment EBITDA margin, despite the decrease in revenue, was primarily attributable to an increase in activities on higher margin services during the nine months ended September 30, 2025.

MENA

Revenue for the MENA segment was $270.6 million for the nine months ended September 30, 2025, an increase of $31.0 million, or 12.9%, compared to $239.7 million for the nine months ended September 30, 2024. The increase in revenue was primarily attributable to increased well flow management revenue in Iraq and Algeria and higher well construction revenue in the KSA and the UAE.

Segment EBITDA for the MENA segment was $96.6 million, or 35.7% of revenues, for the nine months ended September 30, 2025, an increase of $13.4 million, or 16.1%, compared to $83.2 million, or 34.7% of revenues, for the nine months ended September 30, 2024. The increase in Segment EBITDA and Segment EBITDA margin was primarily due to higher revenue and a more favorable activity mix.

APAC

Revenue for the APAC segment was $156.0 million for the nine months ended September 30, 2025, a decrease of $31.8 million, or 16.9%, compared to $187.9 million for the nine months ended September 30, 2024. The decrease in revenue was primarily due to lower subsea well access activity in China and Australia, and lower well flow management activity in Australia, partially offset by higher well construction activity in Australia and Brunei.

Segment EBITDA for the APAC segment was $35.7 million, or 22.9% of revenues, for the nine months ended September 30, 2025, a decrease of $6.5 million compared to $42.2 million, or 22.5% of revenues, for the nine months ended September 30, 2024. The decrease in Segment EBITDA is consistent with the decrease in revenue while the increase in Segment EBITDA margin is largely attributable to an increase in activity on higher margin well construction services.

Depreciation and amortization expense

Depreciation and amortization expense for the nine months ended September 30, 2025 increased by $17.1 million, or 14.2%, to $138.3 million as compared to $121.2 million for the nine months ended September 30, 2024. The increase was generally proportional to the increase in property plant and equipment year over year, including impacts of the Coretrax acquisition.

Merger and integration expense

Merger and integration expense for the nine months ended September 30, 2025 decreased by $7.1 million, or 57.2%, to $5.3 million as compared to $12.4 million for the nine months ended September 30, 2024. The decrease was due to costs associated with the Coretrax acquisition in 2024 that did not repeat in 2025.

Severance and other expense

Severance and other expense for the nine months ended September 30, 2025 increased by $10.6 million, or 132.0%, to $18.6 million as compared to $8.0 million for the nine months ended September 30, 2024. The increase was due to restructuring activity across all segments.

Foreign exchange gain (loss)

Foreign exchange gain for the nine months ended September 30, 2025 was $1.4 million as compared to foreign exchange loss of $11.0 million for the nine months ended September 30, 2024. The change was primarily due to favorable changes in various exchange rates and higher activity in jurisdictions with local currencies that appreciated relative to the U.S. dollar.

Liquidity and Capital Resources

Liquidity

Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. As of September 30, 2025, total available liquidity was $532.0 million, including $198.6 million of cash and cash equivalents and restricted cash and $333.4 million available for borrowings under our Facility Agreement (as defined below). Expro believes these amounts, along with cash generated by ongoing operations, will be sufficient to meet future business requirements for the next 12 months and beyond. Our primary sources of liquidity have been cash flows from operations. Our primary uses of capital have been for capital expenditures, acquisitions and repurchase of company stock. We monitor potential capital sources, including equity and debt financing, in order to meet our investment and liquidity requirements.

Our total capital expenditures are estimated to range between $30 million and $40 million for the remaining three months of 2025. Our total capital expenditures were $78.5 million for the nine months ended September 30, 2025, of which approximately 90% were used for the purchase and manufacture of equipment to directly support customer-related activities and approximately 10% for other property, plant and equipment, inclusive of software costs. We continue to focus on preserving and protecting our strong balance sheet, optimizing utilization of our existing assets and, where practical, limiting new capital expenditures.

The Company’s Board of Directors (the “Board”) approved an extension to its stock repurchase program, pursuant to which the Company is authorized to acquire up to $100.0 million of its outstanding common stock from October 25, 2023 through November 24, 2025 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. During the nine months ended September 30, 2025, the Company repurchased approximately 3.7 million shares at an average price of $10.81 per share, for a total cost of approximately $40.1 million. The Company made no repurchases during the nine months ended September 30, 2024.

Credit Facility

Revolving Credit Facility

On July 23, 2025, the Company and certain of its subsidiaries, including Exploration and Production Services (Holdings) Limited and Expro Holdings U.S. Inc., as borrowers, entered into a senior secured revolving credit facility (the “New Credit Facility”) by and among, inter alia, DNB Bank ASA, London Branch, as agent, and other lenders, in an initial aggregate principal amount of up to $500 million, of which up to $400 million is available as revolving facility loans and up to $100 million is available as term bridge loans. Proceeds of the revolving facility under the Facility Agreement may be used for general corporate and working capital purposes. Proceeds of the bridge facility under the Facility Agreement may be used for acquisitions and investments and capital expenditure in relation to acquisitions and fees, costs and expenses in connection with the foregoing. The Facility Agreement replaces the Company’s prior senior secured revolving credit facility entered into on October 1, 2021 and as amended and restated pursuant to an amendment and restatement agreement on October 6, 2023 (the “Prior Facility Agreement”). The maturity date of the New Credit Facility is July 30, 2029.

During the third quarter of 2025, the Company completed a $22.0 million voluntary prepayment of its New Credit Facility. For the avoidance of doubt, any voluntary prepayment amounts remain available for future drawdowns, over the duration of the facility. The voluntary repayment reduced the outstanding drawn balance from $121.1 million under the Prior Facility Agreement as of June 30, 2025 to $99.1 million under the New Facility Agreement as of September 30, 2025.

Please see Note 16 “Interest bearing loans” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Cash flow from operating, investing and financing activities

Cash flows from our operations, investing and financing activities are summarized below (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Net cash provided by operating activities	$153,101	$72,078
Net cash used in investing activities	(73,512)	(120,725)
Net cash (used in) provided by financing activities	(72,053)	62,008
Effect of exchange rate changes on cash activities	6,421	458
Net increase to cash and cash equivalents and restricted cash	$13,957	$13,819

Analysis of cash flow changes between the nine months ended September 30, 2025 and September 30, 2024

Net cash provided by operating activities

Net cash provided by operating activities was $153.1 million during the nine months ended September 30, 2025 as compared to $72.1 million during the nine months ended September 30, 2024. The increase in net cash provided by operating activities of $81.0 million for the nine months ended September 30, 2025, was primarily driven by favorable movement in working capital and an increase in Adjusted EBITDA.

Net cash used in investing activities

Net cash used in investing activities was $73.5 million during the nine months ended September 30, 2025, as compared to $120.7 million during the nine months ended September 30, 2024, a decrease of $47.2 million. The decrease in net cash used in investing activities was primarily due to a decrease in capital expenditures of $20.6 million and transactions during the nine months ended September 30, 2024 that did not repeat during the nine months ended September 30, 2025 including the $32.5 million payment for the acquisition of Coretrax and the $7.5 million proceeds from settlement of contingent consideration.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $72.1 million during the nine months ended September 30, 2025, as compared to net cash provided by financing activities of $62.0 million during the nine months ended September 30, 2024. The change of $134.1 million in net cash used in financing activities is primarily due to $40.1 million used to repurchase common stock during the nine months ended September 30, 2025 and $22.0 million used to repay borrowings during the third quarter of 2025, and non-repeat of proceeds from borrowings of $72.9 million during the nine months ended September 30, 2024.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the three months covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2025 at the reasonable assurance level.

b)	Change in Internal Control Over Financial Reporting

As of September 30, 2025, management has concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Following is a summary of repurchases of Company common stock during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
July 1 - July 31	-	$-	-	$60,799,309
August 1 - August 31	1,595,782	$12.00	1,595,782	$41,647,011
September 1 - September 30	481,000	$12.27	481,000	$35,744,727
Total	2,076,782	$12.06	2,076,782

1)

This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. We administer cashless settlements and generally do not repurchase stock in connection with cashless settlements.

2)

Our Board authorized a program to repurchase our common stock from time to time. Approximately $35.7 million remained authorized for repurchases as of September 30, 2025, subject to the limitation set in our shareholder authorization for repurchases of our common stock.

Item 5. Other Information

Securities Trading Arrangements with Officers and Directors

During the three months ended  September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Deed of Amendment to Articles of Association of Expro Group Holdings N.V., dated October 1, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).
*†10.1	Separation Agreement and Release, effective July 1, 2025, by and between Quinn P. Fanning and Expro Group Holdings N.V.
10.2	Facility Agreement dated as of July 23, 2025, by and among, inter alia, Expro Group Holdings N.V., as parent, Exploration and Production Services (Holdings) Limited and Expro Holdings US Inc., as borrowers, the guarantors party thereto, the lenders party thereto and DNB Bank ASA, London Branch, as agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on July 29, 2025).
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.1

The following materials from Expro Group Holdings N.V.’s Quarterly Report on Form 10-Q for the period ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Represents management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRO GROUP HOLDINGS N.V.

Date:	October 23, 2025	By:	/s/ Sergio L. Maiworm, Jr.
Sergio L. Maiworm, Jr.
Chief Financial Officer
(Principal Financial Officer)