Form 10-K
period 2025-12-31
EXPRO GROUP HOLDINGS N.V.
filed 2026-02-19
CIK 1575828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $882.3 million.

As of February 11, 2026, there were 113,765,561 of common stock, €0.06 nominal value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 2026 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Part III of this Form 10-K.

 EXPRO GROUP HOLDINGS N.V.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

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

The table below shows our consolidated revenue and each segment’s revenue and percentage of consolidated revenue for the periods indicated (revenue in thousands):

	Year Ended			Percentage
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2025	December 31, 2024	December 31, 2023
NLA	$558,033	$566,048	$511,800	34.7%	33.0%	33.8%
ESSA	486,900	564,440	520,951	30.3%	33.0%	34.4%
MENA	363,616	332,216	233,528	22.6%	19.4%	15.4%
APAC	198,546	250,098	246,485	12.4%	14.6%	16.3%
Total revenue	$1,607,095	$1,712,802	$1,512,764	100.0%	100.0%	100.0%

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

Well Management
Our well management offerings consist of well flow management, subsea well access and well intervention and integrity services.

•	Well flow management: We gather valuable well and reservoir data, with a particular focus on well-site safety and environmental impact. We provide global, comprehensive well flow management systems for the safe production, measurement and sampling of hydrocarbons from a well, including well testing during the exploration and appraisal phase of a new field; flowback and clean-up of a new well prior to production; and in-line testing of a well during its production life. We also provide early production facilities to accelerate production; production enhancement packages to enhance reservoir recovery rates through the realization of production that was previously locked within the reservoir; flare reduction and other emissions management solutions; and metering and other well surveillance technologies to monitor and measure flow and other characteristics of wells.

•	Subsea well access: With nearly 50 years of experience providing a wide range of fit-for-purpose subsea well access solutions, our technology aims to provide safe well access and optimized production throughout the lifecycle of the well. We provide what we believe to be the most reliable, efficient and cost-effective subsea well access systems for exploration and appraisal, development, intervention and abandonment, including an extensive portfolio of standard and bespoke Subsea Test Tree Assemblies (“SSTTA”) and a range motion-compensating and other surface handling equipment. We also provide services and solutions through a rig-deployed Intervention Riser System (“IRS”) utilizing rigs owned by a third party and have capabilities for vessel-deployed services. In addition, we provide systems integration and project management services.

•	Well intervention and integrity: We provide well intervention solutions to acquire and interpret well data, maintain and restore well bore integrity and improve production. In addition to our extensive fleet of mechanical and cased hole wireline units, we have recently introduced and acquired a number of cost-effective, innovative well intervention services, including CoilHose™, a lightweight, small-footprint solution for wellbore lifting, cleaning and chemical treatments; Octopoda™, for fluid treatments in wellbore annuli; Galea™, an autonomous well intervention solution; and expandable casing patches designed to repair damaged production casing or isolate existing perforations prior to refracturing a well (a so called “patch and perf”). We also possess several other distinct technical capabilities, including fiber optic-enabled data acquisition and interpretation services, non-intrusive metering technologies and wireless telemetry systems for reservoir monitoring.

Corporate Strategy

Our corporate strategy is designed to leverage existing capabilities and position Expro as a solutions provider with a technologically differentiated offering. Our objectives for 2026, which we expect will drive our performance in the year ahead, are organized around three themes: relevancy, resilience and results. In particular, we seek to (i) exceed industry expectations in regard to safety and operational performance; (ii) advance our products and services portfolio to provide customers with cost-effective, innovative solutions to produce oil, gas and geothermal resources more efficiently and with a lower carbon footprint; (iii) sustain our relentless drive for efficiency and better utilize existing assets; (iv) nurture our culture based on core values and agreed behaviors, empowering our people to be purposeful, adaptive, tough, and tireless; and (v) leverage the power of data to improve our own business practices and to deliver more value to our customers. We are committed to delivering above-market revenue growth, strong profitability and sustained generation of free cash flow. We believe improved business results require clear goals, an organizational commitment to continuous, systematic improvements, and top-to-bottom accountability.

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

As of December 31, 2025, we had approximately 8,500 employees worldwide. We are a party to collective bargaining agreements or other similar arrangements in certain international areas in which we operate. As of December 31, 2025, approximately 20% of our employees were subject to collective bargaining agreements, with 10% being under agreements that expire within one year. We consider our relations with our employees to be positive. In the United States of America (“U.S.”), where approximately 13% of our employees are located, most employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. Outside the U.S., we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. Based upon the geographic diversification of our employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.

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

The table below presents the worldwide LTIF and TRCF for the Company for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
LTIF	0.00	0.00	0.06
TRCF	0.37	1.05	0.61

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

Suppliers and Raw Materials

We acquire component parts, products and raw materials from suppliers, including foundries, forge shops, and original equipment and pipe manufacturers. The prices we pay for our raw materials may be affected by, among other things, energy, steel and other commodity prices; tariffs and duties on imported materials; and foreign currency exchange rates. Certain equipment utilized within our product lines are only available from a limited number of suppliers.

Our ability to source low-cost raw materials and components, such as pipe, steel castings, and forgings, is critical to our ability to manufacture our products competitively. In order to purchase raw materials and components in a cost-effective manner, we have sought to develop a broad international sourcing capabilities in all localities, while we maintain quality assurance and testing programs to analyze and test these raw materials and components.

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

Customers

We derive our revenue from services and product sales to customers primarily in the oil and gas industry. No single customer accounted for more than 10% of our revenue for the year ended December 31, 2025. One customer accounted for approximately 10.5% and 12.5% of our revenue in the years ended December 31, 2024 and 2023, respectively.

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

Certain environmental laws may impose joint and several strict liability, without regard to fault or the legality of the original conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. The trend in environmental regulation is to typically place more stringent restrictions and limitations on activities with the potential to impact the environment, and thus, any changes in environmental laws and regulations or in enforcement policies that result in more stringent and costly waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. Moreover, accidental releases or spills of regulated substances may occur during our operations, and we cannot assure that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or people.

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

Climate Change

Climate change continues to be a focus area in many of the jurisdictions in which we operate. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases (“GHGs”) as well as to restrict or eliminate such future emissions. As a result, our operations are subject to a series of regulatory, political, litigation, and financial risks associated with the transport of fossil fuels and emission of GHGs.

Separately, various governments have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is a non-binding agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. Further, within the Netherlands, in April 2023, the Dutch government introduced a package of 120 measures worth €28 billion that is intended to reduce carbon emissions and promote clean energy to meet the EU’s target of reducing net emissions by 55% by 2030 from 1990 levels. In 2025, the EU progressed toward a binding target to reduce GHG emissions by 90% by 2040 compared to 1990 levels. While the United States has withdrawn from the Paris Agreement, emission reduction targets and other provisions of legislative or regulatory initiatives and policies enacted in the future by the United States may be possible or, in the absence of federal action, states in which the Group operates may become more active and focused on taking legislative or regulatory actions aimed at climate change and minimizing GHG emissions. Additionally, federal policies and initiatives to restrict or rescind such legislation and to withdraw from or roll back GHG commitments have prompted and may continue to prompt more activity from other states, local legislative bodies and administrative agencies to pass stricter GHG laws, regulations and other binding commitments.

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

Financial risks also exist for fossil fuel producers (and companies that provide products and services to fossil fuel producers) as shareholders who are currently invested in such fossil fuel companies but are concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into other sectors. Banks and institutional lenders that provide financing to fossil fuel companies (and their suppliers and service providers) also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel companies. Additionally, in recent years, the practices of institutional lenders have been the subject of intensive lobbying efforts not to provide funding for such companies. Oftentimes this pressure has been public in nature, by environmental activists, proponents of international GHG reduction initiatives, and foreign citizenry concerned about climate change. Limitation of investments in and financings for fossil fuel companies could result in the restriction, delay or cancellation of production of crude oil and natural gas, which could in turn decrease demand for our services. Our own operations could also face limitations on access to capital as a result of these trends, which could adversely affect our business and results of operation.

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

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice in the oil and gas industry. The process involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. While we may provide supporting products through our cementing product offering, we do not perform hydraulic fracturing, but many of our onshore customers utilize this technique. Certain environmental advocacy groups and regulatory agencies have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources and may cause earthquakes. Various governmental entities (within and outside the U.S.) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly. In the U.S., the Environmental Protection Agency (“EPA”) regulates certain hydraulic fracturing operations involving diesel under the Underground Injection Control program of the federal Safe Drinking Water Act. Additionally, states and local governments have sought and may further seek to limit hydraulic fracturing activities through time, place, and manner restrictions on operations or ban the process altogether. The widespread adoption of legislation or regulatory programs that restrict hydraulic fracturing could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our services. There also exists the potential for states and local governments to pursue new or amended laws, regulations, executive actions and other regulatory initiatives that could impose more stringent restrictions on hydraulic fracturing, including potential restrictions on hydraulic fracturing by banning new oil and gas permitting on federal lands.

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

Information about Our Executive Officers and Other Key Employees

The following table sets forth, as of February 19, 2026, the names, ages and experience of our executive officers and other key employees, including all offices and positions held by each for the past five years.

Name	Age	Current Position and Five-Year Business Experience
Michael Jardon	56	President and Chief Executive Officer and Director, since October 2021; Chief Executive Officer, Expro Group Holdings International Limited ("Legacy Expro"), from April 2016 to October 2021; various technical and executive roles, Legacy Expro, Vallourec and Schlumberger Limited, from 1992 to 2016.
Sergio Maiworm	45	Chief Financial Officer, since June 2025; Executive Vice President and Chief Financial Officer, Talos Energy from April 2024 to June 2025; Senior Vice President and Chief Financial Officer, Talos Energy from June 2023 to April 2024; Vice President of Finance, Investor Relations and Treasurer, Talos Energy from May 2019 to June 2023.
Alistair Geddes	63	Chief Operating Officer, since October 2021; Chief Operating Officer, Legacy Expro, from 2019 to October 2021; Executive Vice President, Product Lines, Technology and Business Development, Legacy Expro, from 2014 to 2019; various technical and executive roles, Expro, ExxonMobil, BG Group and Weatherford International plc from 1984 to 2014.
Steven Russell	58	Chief Technology Officer, since October 2021; Senior Vice President, Operations, Frank’s, from November 2019 to October 2021; President, Tubular Running Services, Frank’s, from June 2018 to November 2019; Senior Vice President, Human Resources, Frank’s, May 2017 to June 2018; Vice President, Human Resources, Archer Ltd., from January 2011 to May 2017; various technical and executive roles, Schlumberger Limited, from 1990 to 2011.
John McAlister	59	General Counsel and Secretary, since October 2021; Group General Counsel, Legacy Expro, from June 2006 to October 2021; solicitor, Clifford Chance, and various executive roles, BG Group, Lattice Group plc and National Grid plc, from 1991 to 2006.
Natalie Questell	52	Senior Vice President, Human Resources, since October 2021; Vice President of Human Resources, Frank’s, from June 2018 to October 2021; Director of Global Total Rewards and HRIS, Frank’s, from 2015 to June 2018.
Michael Bentham	63	Principal Accounting Officer, since October 2021; Principal Accounting Officer and Vice President, Legacy Expro, from October 2019 to October 2021; Chief Financial Officer, Legacy Expro, from July 2017 to October 2019; IDS Product Line Controller, Schlumberger Limited, from July 2016 to July 2017; Vice President Finance MI Swaco, Schlumberger Limited, from August 2012 to June 2016.

Item 1A. Risk Factors

You should carefully consider the risks described below together with the other information contained in this Annual Report on Form 10-K (this “Form 10-K”). Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future.

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

Physical dangers and operating hazards are inherent in our operations and may expose us to significant potential costs and losses.

Our services and products are provided in connection with potentially hazardous drilling, completion and production applications in the oil and gas industry where an incident can potentially have catastrophic consequences and/or lead to significant costs and losses.

Risks inherent to these applications, such as equipment malfunctions and failures, equipment misuse and defects, explosions, blowouts and uncontrollable flows of oil, gas or well fluids and natural disasters, on land or in deepwater or shallow water environments, can cause personal injury, loss of life, suspension of operations, increased costs to complete customer work scopes, damage to formations, damage to facilities, business interruption and damage to or destruction of property, surface water and drinking water resources, equipment, natural resources and the environment.

We may face significant warranty, contract and other litigation claims and incur substantial costs, fines, liabilities or losses as a result of these hazards. Our insurance and contractual indemnity and other protections may not be sufficient or effective to protect us under all circumstances or against all risks. The occurrence of a significant event, against which we are not fully insured or indemnified, or otherwise protected by contract, or the failure of a customer to meet its indemnification obligations to us, could materially and adversely affect our results of operations and financial condition.

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

Instability and disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business, including economically and politically volatile areas such as Eastern Europe, Africa, the Middle East and Latin America, could cause or contribute to factors that could have an adverse effect on the demand for the products and services we provide. Worldwide political, economic, and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. In particular, heightened levels of uncertainty related to the ongoing Russian war in Ukraine and heightened tensions resulting from the ongoing conflicts in Middle East could further disrupt financial and commodities markets. Depending on the market prices of oil and gas, oil and gas exploration and development companies may cancel or curtail their drilling or other programs, thereby reducing demand for our services.

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

We operate in a highly competitive industry. The markets for our services and products are characterized by continual technological developments. Substantial improvements in the scope and quality of the equipment in the markets in which we operate may occur over a short period of time. Alternative products and services have been and may in the future be developed which compete with or displace our products and services. If we are not able to develop commercially competitive products in a timely manner, our ability to service our customers’ demands may be adversely affected.

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

Stakeholder and public perception related to the Company’s sustainability performance as well as current and future sustainability reporting requirements may affect our business and our operating results.

Increased focus on sustainability factors such as environmental or human capital initiatives, has led to enhanced interest in, and scrutiny of our performance results by investors, banks, institutional lenders and other stakeholders who may vary in their expectations or support for such matters, and the potential for reputational, financial, legal or enforcement risks. Regulatory requirements related to sustainability or sustainability reporting have been implemented in the European Union (“EU”) that apply to financial market participants. In the U.S., several states have enacted or proposed similar regulations related to pension investments or for the responsible investment of public funds, while other states have prohibited such considerations. In addition, several U.S. states have adopted or proposed mandatory reporting related to GHG emissions or climate-related risk. As a result of varying rules adopted by jurisdictions in which we operate (and the reversal, amendment or changes in the application or interpretation of such rules), we are increasingly subject to an overlapping patchwork of laws and regulations, including disclosure requirements, which may increase the costs of compliance and the risk of violations. We generally expect regulatory requirements related to sustainability matters to continue to expand globally. We may be unable to satisfy all of our stakeholders, and if we are not able to satisfy some or all such expectations or requirements, our business and ability to raise capital may be adversely affected.

Our business could be negatively affected by cybersecurity incidents and other disruptions.

We rely heavily on information systems to conduct and protect our business. These information systems are increasingly subject to sophisticated cybersecurity threats such as unauthorized access to data and systems, loss or destruction of data (including confidential customer information), computer viruses, ransomware, or other malicious code, phishing and cyberattacks, and other similar events. These threats arise from numerous sources, not all of which are within our control, including fraud or malice on the part of third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, or outbreaks of hostilities or terrorist acts. Geopolitical tensions or conflicts may further heighten the risk of cyberattacks. In particular, sophisticated nation state actors have, and may continue to, target companies operating in industries providing critical infrastructure.

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

In addition, based on Dutch corporate law and our articles of association, the 2025 annual general meeting of shareholders has authorized our Board, for a period of eighteen months as of the date of the 2025 annual meeting, to issue common stock, up to 20% of the issued share capital, as of the date of the 2025 annual general meeting, for any legal purpose, which could include defensive purposes, without further shareholder approval being needed. The issuance, or availability for issuance, of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

In the ordinary course of its business, the Company collects, uses, stores, and transmits digitally significant amounts of confidential, sensitive, proprietary, and personal information, including through its information technology systems and the use of certain third-party service providers. The security of this information and these systems is important to the Company’s operations and business strategy. Accordingly, the Company has implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences, including those associated with third-party service providers, on or through its information technology systems that could adversely affect the confidentiality, integrity, or availability of such systems and the information residing therein.

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

The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Nominating and Governance Committee has been designated by our Board to oversee cybersecurity risks. The Nominating and Governance Committee receives periodic updates on cybersecurity and information technology matters and related risk exposures from our Chief Information Officer. The Board also receives updates from management on cybersecurity risks on at least an annual basis.

Item 2. Properties

In order to design, manufacture and service the proprietary equipment that support our operations, as well as the products that we offer for sale directly to external customers, we maintain several manufacturing and service facilities around the world. We currently provide our services and products in over 50 countries.

The following table details our material facilities by segment, owned or leased by us as of December 31, 2025.

Leased or
Location	Owned	Principal/Most Significant Use
All Segments
Houston, Texas	Leased	Corporate office, manufacturing
Reading, United Kingdom	Leased	Corporate office
Aberdeen, United Kingdom	Owned/Leased	Regional operations, manufacturing, engineering and administration
Lafayette, Louisiana	Owned	Regional operations, manufacturing, engineering and administration
Hyderabad, India	Leased	Engineering and administration

NLA
Georgetown, Guyana	Leased	Regional operations
Macaé, Brazil	Owned	Regional operations and administration
Neuquen, Argentina	Leased	Regional operations
Broussard, Louisiana	Leased	Regional operations
Villahermosa, Mexico	Leased	Regional operations

ESSA
Den Helder, the Netherlands	Owned/Leased	Regional operations and administration
Stavanger, Norway	Leased	Regional operations

MENA
Al Khobar, Kingdom of Saudi Arabia (“KSA”)	Leased	Corporate office and regional operations
Riyadh, KSA	Leased	Regional operations
Dubai, United Arab Emirates	Leased	Regional operations and administration
Hassi Messaoud, Algeria	Leased	Regional operations

APAC
Kuala Lumpur, Malaysia	Leased	Regional operations and administration
Labuan, Malaysia	Leased	Regional operations
Perth, Australia	Leased	Regional operations

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

On February 11, 2026, we had 113,765,561 shares of common stock outstanding. The common shares outstanding at February 11, 2026, were held by approximately 14 record holders. The actual number of shareholders is greater than the number of holders of record.

Dividend Policy

The declaration and payment of future dividends will be at the discretion of our Board and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements, restrictions contained in our financing agreements and general business conditions. Accordingly, there can be no assurance that we will pay dividends.

Unregistered Sales of Equity Securities

We did not have any sales of unregistered equity securities during the year ended December 31, 2025, that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

On October 30, 2025, the Company’s Board of Directors (the “Board”) approved a new stock repurchase program, pursuant to which the Company is authorized to acquire up to $100.0 million of its outstanding common stock from October 30, 2025 through December 31, 2026 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. During the years ended December 31, 2025 and 2024, we repurchased approximately 3.7 million and 1.2 million shares, respectively, of our common stock under the preceding stock repurchase program active at the time for a total cost of approximately $40.1 million and $14.2 million, respectively.

Following is a summary of repurchases of our common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
October 1 - October 31	-	$-	-	$100,000,000
November 1 - November 30	-	$-	-	$100,000,000
December 1 - December 31	-	$-	-	$100,000,000
Total	-	$-	-

1)	This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. We administer cashless settlements and generally do not repurchase stock in connection with cashless settlements.
2)

Our Board authorized a program to repurchase our common stock from time to time. Approximately $100.0 million remained authorized for repurchases as of December 31, 2025, subject to the limitation set in our shareholder authorization for repurchases of our common stock.

Performance Graph

The following performance graph compares the performance of our common stock to the Russell 2000 Index, the SPDR S&P Oil & Gas Equipment & Services ETF (“XES”) and to a peer group established by management. The peer group consists of the following companies: Baker Hughes Company, Core Laboratories, Inc., Innovex International, Inc., TechnipFMC plc, Halliburton Company, Helix Energy Solutions Group Inc., National Energy Services Reunited Corp., Patterson-UTI Energy, Inc., Oceaneering International, Inc., NOV Inc. and SLB.

The graph below compares the cumulative total return to holders of our common stock with the cumulative total returns of the Russell 2000 Index, SPDR S&P Oil & Gas Equipment & Services ETF and our peer group for the period from December 31, 2020 through December 31, 2025. The graph assumes that the value of the investment in our common stock was $100 at December 31, 2020 and for each index (including reinvestment of dividends) and tracks the return on the investment through December 31, 2025. The shareholder return set forth herein is not necessarily indicative of future performance.

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

•	policy or regulatory changes;
•	the overall timing and level of transition of the global energy sector from fossil-based systems of energy production and consumption to more renewable energy sources; and
•	perception related to our sustainability performance as well as current and future sustainability reporting requirements.

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

This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

•

Subsea well access: With nearly 50 years of experience providing a wide range of fit-for-purpose subsea well access solutions, our technology aims to provide safe well access and optimized production throughout the lifecycle of the well. We provide what we believe to be the most reliable, efficient and cost-effective subsea well access systems for exploration and appraisal, development, intervention and abandonment, including an extensive portfolio of standard and bespoke Subsea Test Tree Assemblies (“SSTTA”) and a range motion-compensating and other surface handling equipment. We also provide services and solutions through a rig-deployed Intervention Riser System (“IRS”) utilizing rigs owned by a third party and have capabilities for vessel-deployed services. In addition, we provide systems integration and project management services.

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

For the year ended December 31, 2025, approximately 81% of our revenue was generated outside of the United States and approximately 63% of our revenue was generated by activities related to offshore oil and gas operations. Approximately 65% of our revenue was generated by services tied to drilling and completions-related activities, which are generally funded by customers’ capital expenditures, and approximately 35% of our revenue was generated by production optimization related activities, which are generally funded by customers’ operating expenditures.

Commodity Prices and Market Conditions

Commodity Prices

Average daily oil demand declined slightly in the fourth quarter of 2025, down by 0.1 million b/d compared to levels recorded in the prior quarter; however, there remained an increase compared to the fourth quarter of 2024, and the full year average for 2024. Global liquids demand grew by 1.2 million b/d year-on-year in 2025 and is expected to grow a further 1.1 million b/d in 2026. Brent crude prices softened modestly over the fourth quarter of 2025, declining from a monthly average of approximately $65 per barrel (“/bbl”) in October to around $63/bbl in December. The easing in prices reflected a gradual weakening in market fundamentals as global supply growth outpaced demand and increasing oil in storage outweighed the effect of potential disruptions driven by tensions in Russia-Ukraine and Venezuela. Price declines were marginally offset by Chinese inventory builds and the OPEC+ decision to pause the unwinding of production cuts, underscoring the group’s continued focus on market stability.

Market Conditions

Entering 2026, global oil inventories are expected to continue rising, as supply growth outpaces demand, placing downward pressure on prices. Despite softer fundamentals, geopolitical risks, evolving sanctions regimes and policy uncertainty continue to create potential supply disruptions, placing a higher degree of volatility on crude markets. On balance, oil prices are expected to remain subdued throughout 2026. Nevertheless, global oil and gas demand continues to grow, reinforcing the need for sustained investment to maintain and expand supply.

There are several market factors that have had, and may continue to have, an effect on our business, including:

•	The market for energy services and our business are substantially dependent on the price of oil and, to a lesser extent, the regional price of gas, which are both driven by market supply and demand. Changes in oil and gas prices impact customer willingness to spend on exploration and appraisal, development, production, and abandonment activities. The extent of the impact of a change in oil and gas prices on these activities varies extensively between geographic regions, types of customers, types of activities and the financial returns of individual projects.

•	Activity related to gas and liquified natural gas (“LNG”) production (and associated asset development) continues to grow as demand still outpaces supply and long-term energy security remains a priority. More broadly, the net-zero targets of many nations require a transition to lower-carbon sources such as natural gas and LNG, resulting in increased investment in the production of the fuels.

•	International and offshore activity continues to be a source of growth throughout 2026. We also see an increased demand for services related to brownfield and production enhancement and infield development programs as operators strive to maximize their previous investments and maintain production with a lower carbon footprint. In addition, we have seen an increase in demand for production optimization technologies, especially in support of gas and LNG developments.

•	Expro remains selective in pursuing low-carbon opportunities that support operators’ drive for increased sustainability in their hydrocarbon production, including early-stage carbon capture and storage and flare reduction. While the broader trend toward decarbonization continues, our customers focus remains on energy security and returns driven by their core hydrocarbon businesses.

Outlook

According to the U.S. Energy Information Administration (“EIA”), global liquids consumption is forecasted to average approximately 104.8 million barrels per day in 2026, an increase of around 1.1 million barrels per day compared to 2025. Demand growth is expected to be driven almost entirely by non-OECD countries, with Asia (led by China and India) accounting for the majority of incremental consumption, alongside growth in Africa and the Middle East.

Although consumption and production are forecast to grow at similar rates, total supply is expected to exceed demand, resulting in continued inventory builds in 2026. OPEC+ is expected to manage production levels to mitigate downside price pressure, with output likely remaining below targeted capacity levels. Strategic stockpiling, particularly in China, is expected to continue and may help limit price declines.

Based on these assumptions, the EIA forecasts Brent crude oil prices to average approximately $56 per barrel for 2026. This outlook remains subject to elevated uncertainty given ongoing geopolitical tensions, evolving sanctions, and political instability in key producing regions including Venezuela, Iran and Russia-Ukraine.

In this environment, Expro maintains cautious optimism regarding demand for products and services. While overall market conditions are softer, the continued need for hydrocarbons supports investment in strategic offshore developments and the optimization of existing assets — areas where Expro is well positioned.

Turning to the natural gas outlook, in the United States, the EIA forecasts Henry Hub natural gas prices to average approximately $3.46 per million British thermal units (“MMBtu”) in 2026, largely flat from 2025 levels, as production continues to increase and a milder-than-average winter has reduced demand over what is typically the annual peak. Internationally, Rystad Energy in December modestly revised down its 2026 price forecasts for European Title Transfer Facility (“TTF”) and Northeast Asia spot markets, reflecting lower oil prices and a weaker macroeconomic backdrop. European TTF prices are expected to average approximately $9.70/MMBtu, with Asian spot prices averaging around $10.20/MMBtu in 2026. Nevertheless, natural gas demand remains resilient and continues to play a central role in global energy transition pathways, supporting a long-term opportunity pipeline for Expro.

Upstream investment is expected to recover modestly in 2026 compared to 2025, despite lower oil prices, as project sanctioning activity increases. International and offshore spending is expected to be the primary source of growth, while U.S. land activity moderates — a market where Expro has limited exposure. Investment growth is concentrated in offshore developments, particularly deepwater projects in Brazil and Guyana, and in regions including the Middle East, Europe, Sub-Saharan Africa, and Latin America. These positive trends the international and offshore segments support demand across Expro’s well construction, well flow management, and subsea product lines.

Brownfield activity is expected to gain further momentum in 2026 as operators focus on efficiency, cost reduction, and production optimization. This environment supports continued demand for Expro’s well intervention, production optimization, and digital solutions, aligned with customer priorities around efficiency, safety, automation, and emissions reduction.

While near-term market conditions remain subdued and uncertainty persists, resilient global demand for hydrocarbons continues to support investment in international and offshore markets. Expro’s diversified service portfolio, strong international footprint, technology differentiation, and focus on margin discipline underpin a cautiously constructive outlook for 2026 and beyond, as we continue to support customers across the full life cycle of their assets.

The following provides an outlook for 2026 by our reporting segments based on data from Spears and Associates Inc:

NLA: North American drilling activity is expected to slip by 2% in 2026 to an average of 549 active rigs, accounting for a total of around 15,300 wells completed (down 1% from 2025). North American completion activity is projected to slow by 1% overall in 2026 to a total of about 11,700 frac jobs for the year. The expected slowdown in activity reflects the more volatile, short-cycle nature of shale production and is driven largely by North American commodity prices. Henry Hub spot gas prices are projected to increase over the fourth quarter 2025 to fourth quarter 2026 timeframe, driving an increase of approximately 10% in the gas focused rig count on an exit-to-exit basis. In contrast, spot West Texas Intermediate prices are expected to be little changed over the course of 2026, driving a decline of 1% in the oil-centric rig count over 2026. In Central and South America, drilling activity is projected to increase by 3% in 2026 to an average of 139 active rigs, accounting for a total of about 1,850 new wells. Onshore drilling in the region is forecast to increase 1% in 2026 to an average of 100 active land rigs drilling almost 1,625 new wells, driven by Ecuador and Mexico. Offshore activity is expected to grow by 11% in 2026, averaging 39 rigs totaling some 225 new wells, driven by large-scale deepwater plays in Brazil, Guyana and Suriname, as well as continued recovery in Pemex-funded activity. Drilling activity in Central and South America is mixed in 2026, with Argentina and Brazil remaining the main growth engines despite cost pressures, lower prices and regulatory hurdles, as shale and deepwater projects continue to advance. Guyana and Suriname also continue to expand their offshore developments. In contrast, Colombia, Mexico and Venezuela face policy, fiscal and sanction-related constraints that limit new exploration, keeping regional growth uneven and highly concentrated in a few basins.

ESSA: The outlook calls for European drilling activity to increase 1% in 2026 to an average of 99 active rigs accounting for a total of around 780 new wells. Onshore drilling in Europe is forecast to average 72 active rigs in 2026, up by 1% accounting for about 480 new wells drilled. Offshore drilling in the region is projected to increase 4% in 2026, averaging 28 active rigs and around 300 new wells. European drilling activity in 2026 is concentrated in the Black Sea and the mature North Sea, with Romania advancing multi-well development drilling at Neptun Deep and Norway sustaining high levels of development and tie-back drilling despite sharp cost inflation. Elsewhere, exploration momentum is building in the eastern Mediterranean, while UK North Sea activity remains selective as fiscal pressure tempers investment even as projects near existing infrastructure move ahead. African drilling activity is projected to grow by 2% in 2026 to an average of 124 active rigs, accounting for a total of about 900 new wells. Onshore drilling in Africa is forecast to increase 1% in 2026 to an average of 108 active land rigs, accounting for about 740 new wells drilled. Offshore activity is projected to jump by 7% in 2026, averaging 16 active rigs while totaling around 150 new wells. In recent years several African nations have reformed their fiscal and legislative environments, making them more attractive to investment than they have been in some time. In addition, offshore discoveries having potentially multibillion-barrel reserves have attracted significant global interest. While oil exploration remains crucial, there is growing interest in natural gas to meet both domestic energy needs and international export demand, particularly from Europe. Nonetheless, the region faces several challenges including high operating costs, lack of infrastructure, and political/security issues in some key producing countries, which can slow or deter major investment.

MENA: Middle Eastern drilling activity is now expected to increase 1% in 2026 to an average of 509 active rigs accounting for a total of almost 3,000 new wells drilled. Onshore drilling is projected to increase 1% in 2026 to an average of 428 rigs and over 2,700 new wells drilled. Offshore drilling activity is also expected to grow by 1% to an average of 82 rigs drilling some 275 new wells. The main growth drivers for 2026 in the region include Abu Dhabi, Iraq, Kuwait and Oman, offsetting a slowdown in Saudi Arabian activity. For 2026, E&P activity in the Middle East is primarily focused on leveraging the region's vast, low-cost reserves to maintain and expand its oil and gas production capacity to meet global demand. Activity is characterized by massive investments and a dominant role for state-owned enterprises such as Saudi Aramco, ADNOC (UAE), and QatarEnergy. While oil remains crucial, there is an ongoing emphasis on developing the region’s natural gas reserves and associated LNG infrastructure. The region is on track to become the second largest gas-producing region globally.

APAC: Drilling activity in Asia-Pacific is forecast to average 185 active rigs in 2026 (up by 3%), accounting for 2,425 new wells drilled. India, Indonesia and Thailand are the three most active drillers in this geo-market. Onshore drilling in the region is forecast to increase 2% in 2026 to an average of 135 active land rigs, with over 1,675 new wells drilled. Offshore activity is projected to improve 2% in 2026 at an average of 50 active rigs drilling almost 750 new wells. Rapid economic growth, urbanization, and industrialization in India, and Southeast Asia to soaring energy demand and an increasing reliance on imports. A primary characteristic of increased activity in this region is the strong governmental push to boost domestic oil and gas production to reduce import dependency and ensure long-term energy security. The natural gas segment is a major focus of new exploration efforts and investments across the region, particularly in Malaysia, Indonesia, and Vietnam. The offshore segment is a fast growing segment of the upstream market. Investment in deepwater and ultra-deepwater drilling is rising, supported by the potential for large reserve discoveries in frontier areas

How We Evaluate Our Operations

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

Executive Overview

Year ended December 31, 2025 compared to year ended December 31, 2024

Certain highlights of our financial results and other key developments include:

•	Revenue for the year ended December 31, 2025 decreased by $105.7 million, or 6.2%, to $1,607.1 million, compared to $1,712.8 million for the year ended December 31, 2024. Activity and revenue across our geography-based operating segments decreased during the year ended December 31, 2025, most notably in ESSA and APAC, partially offset by increased revenue in MENA. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•	We reported net income for the year ended December 31, 2025 of $51.7 million, compared to $51.9 million for the year ended December 31, 2024. The decrease in net income reflects higher Adjusted EBITDA (up $5.6 million year-over-year), lower foreign exchange losses (down $14.5 million), lower merger and integration expense (down $10.2 million) and lower income tax expense (down $11.4 million), partially offset by higher depreciation and amortization expense (up $28.6 million), higher severance and other expense (up $11.5 million), and higher stock-based compensation expense (up $2.8 million).

•

Adjusted EBITDA for the year ended December 31, 2025 increased by $5.6 million, or 1.6%, to $353.0 million from $347.4 million for the year ended December 31, 2024. Adjusted EBITDA margin increased to 22.0% during the year ended December 31, 2025, as compared to 20.3% during the year ended December 31, 2024. The increase in Adjusted EBITDA and Adjusted EBITDA margin, despite the decrease in revenue, is primarily attributable to a more favorable activity mix, particularly in the ESSA and MENA segments.

•	Net cash provided by operating activities was $210.2 million during the year ended December 31, 2025 as compared to $169.5 million during the year ended December 31, 2024. The increase of $40.7 million in net cash provided by operating activities for the year ended December 31, 2025 was primarily driven by a lower consumption of working capital during the current year as compared to the previous year.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods presented (in thousands):

	Year ended
	December 31,
	2025	2024	2023
Net income (loss)	$51,686	$51,918	$(23,360)

Income tax expense	$34,653	$46,048	$44,307
Depreciation and amortization expense	192,106	163,468	172,260
Severance and other expense	28,527	17,048	14,388
Merger and integration expense	6,161	16,334	9,764
Other (income) expenses, net (1)	(2,646)	105	(1,234)
Stock-based compensation expense	29,172	26,352	19,574
Foreign exchange (gain) loss	(916)	13,613	9,238
Interest and finance expense, net	14,281	12,517	3,943
Adjusted EBITDA	$353,024	$347,403	$248,880

Net income (loss) margin	3.2%	3.0%	(1.5)%

Adjusted EBITDA margin	22.0%	20.3%	16.5%

(1)

Other (income) expenses, net, is comprised of immaterial, unusual or infrequently occurring transactions which, in management’s view, do not provide useful measures of the underlying operating performance of the business.

Selected Unaudited Financial Information for the Three Months Ended December 31, 2025 and September 30, 2025

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

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the three months ended December 31, 2025 and September 30, 2025:

	Three Months Ended		Percentage
(in thousands)	December 31, 2025	September 30, 2025	December 31, 2025	September 30, 2025
NLA	$130,305	$150,868	34.1%	36.7%
ESSA	116,322	125,838	30.5%	30.6%
MENA	92,985	86,061	24.3%	20.9%
APAC	42,515	48,589	11.1%	11.8%
Total revenue	$382,127	$411,356	100.0%	100.0%

The following table shows the Segment EBITDA and Segment EBITDA as a percentage of total revenue by segment (“Segment EBITDA margin”) and a reconciliation to income before income taxes for the three months ended December 31, 2025 and September 30, 2025:

	Three Months Ended		Segment EBITDA Margin
(in thousands)	December 31, 2025	September 30, 2025	December 31, 2025	September 30, 2025
NLA	$31,795	$36,842	24.4%	24.4%
ESSA	40,039	40,503	34.4%	32.2%
MENA	36,121	29,862	38.8%	34.7%
APAC	6,952	10,049	16.4%	20.7%
Total Segment EBITDA	$114,907	$117,256
Corporate costs (1)	(30,372)	(29,181)
Equity in income of joint ventures	3,838	5,897
Depreciation and amortization expense	(53,774)	(46,195)
Merger and integration expense	(861)	(1,293)
Severance and other expense	(9,952)	(5,782)
Stock-based compensation expense	(7,689)	(7,201)
Foreign exchange loss	(463)	(1,151)
Other income, net	188	524
Interest and finance expense, net	(2,445)	(4,106)
Income before income taxes	$13,377	$28,768

(1)

Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments but are not attributable to a particular operating segment, including central product line management, research, engineering and development, logistics, sales and marketing and health and safety.

Quarter ended December 31, 2025 compared to quarter ended September 30, 2025

NLA

Revenue for NLA was $130.3 million for the three months ended December 31, 2025, a decrease of $20.6 million, or 13.6%, compared to $150.9 million for the three months ended September 30, 2025. The decrease was primarily due to lower subsea well access and well construction revenue in the U.S., offset by higher well intervention and integrity revenue in Argentina.

Segment EBITDA for NLA was $31.8 million, or 24.4% of revenue, during the three months ended December 31, 2025, compared to $36.8 million, or 24.4% of revenue, during the three months ended September 30, 2025. The decrease of $5.0 million in Segment EBITDA and Segment EBITDA margin was largely attributable to lower activity and less favorable product mix during the three months ended December 31, 2025.

ESSA

Revenue for ESSA was $116.3 million for the three months ended December 31, 2025, a decrease of $9.5 million, or 7.6%, compared to $125.8 million for the three months ended September 30, 2025. The decrease in revenue was primarily driven by lower subsea well access and well construction revenue in Angola, and central and west Africa, partially offset by higher well flow management revenue in Bulgaria.

Segment EBITDA for ESSA was $40.0 million, or 34.4% of revenue, for the three months ended December 31, 2025, a decrease of $0.5 million, or 1.1%, compared to $40.5 million, or 32.2% of revenue, for the three months ended September 30, 2025. The decrease in Segment EBITDA was primarily attributable to lower activity while the increase in Segment EBITDA margin reflects a more favorable product mix.

MENA

Revenue for MENA was $93.0 million for the three months ended December 31, 2025, an increase of $6.9 million, or 8.0%, compared to $86.1 million for the three months ended September 30, 2025. The increase in revenue was driven by higher well flow management revenue in Algeria and Saudi Arabia.

Segment EBITDA for MENA was $36.1 million, or 38.8% of revenue, for the three months ended December 31, 2025, an increase of $6.3 million, or 21.0%, compared to $29.9 million, or 34.7% of revenue, for the three months ended September 30, 2025. The increase in Segment EBITDA and Segment EBITDA margin was primarily due to higher well flow management activity and a resulting more favorable activity mix during the three months ended December 31, 2025.

APAC

Revenue for APAC was $42.5 million for the three months ended December 31, 2025, a decrease of $6.1 million, or 12.5%, compared to $48.6 million for the three months ended September 30, 2025. The decrease in revenue was primarily due to lower well flow management activity in Indonesia and India, lower well construction revenue in Australia, offset by higher subsea well access activity in Australia.

Segment EBITDA for APAC was $7.0 million, or 16.4% of revenue, for the three months ended December 31, 2025, a decrease of $3.1 million compared to $10.0 million, or 20.7% of revenue, for the three months ended September 30, 2025. The decrease in Segment EBITDA and Segment EBITDA margin was largely attributable to lower activity and less favorable product mix during the three months ended December 31, 2025.

Results of Operations for the years ended December 31, 2025, 2024 and 2023

Operating Segment Results.

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the years ended December 31, 2025, 2024 and 2023:

	Year Ended			Percentage
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2025	December 31, 2024	December 31, 2023
NLA	$558,033	$566,048	$511,800	34.7%	33.0%	33.8%
ESSA	486,900	564,440	520,951	30.3%	33.0%	34.4%
MENA	363,616	332,216	233,528	22.6%	19.4%	15.4%
APAC	198,546	250,098	246,485	12.4%	14.6%	16.3%
Total revenue	$1,607,095	$1,712,802	$1,512,764	100.0%	100.0%	100.0%

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to income before income taxes for the years ended December 31, 2025, 2024 and 2023:

	Year Ended			Segment EBITDA Margin
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2025	December 31, 2024	December 31, 2023
NLA	$132,931	$141,977	$132,869	23.8%	25.1%	26.0%
ESSA	149,365	145,375	136,007	30.7%	25.8%	26.1%
MENA	132,722	115,772	71,201	36.5%	34.8%	30.5%
APAC	42,657	57,680	1,805	21.5%	23.1%	0.7%
Total Segment EBITDA	$457,675	$460,804	$341,882
Corporate costs (1)	(121,487)	(129,823)	(105,855)
Equity in income of joint ventures	16,836	16,422	12,853
Depreciation and amortization expense	(192,106)	(163,468)	(172,260)
Merger and integration expense	(6,161)	(16,334)	(9,764)
Severance and other expense	(28,527)	(17,048)	(14,388)
Stock-based compensation expense	(29,172)	(26,352)	(19,574)
Foreign exchange gain (loss)	916	(13,613)	(9,238)
Other income (expenses), net	2,646	(105)	1,234
Interest and finance expense, net	(14,281)	(12,517)	(3,943)
Income before income taxes	$86,339	$97,966	$20,947

(1)

Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments but are not attributable to a particular operating segment, including central product line management, research, engineering and development, logistics, sales and marketing and health and safety.

Year ended December 31, 2025 compared to the year ended December 31, 2024

NLA

Revenue for NLA was $558.0 million for the year ended December 31, 2025, a decrease of $8.0 million, or 1.4%, compared to $566.0 million for the year ended December 31, 2024. The decrease in revenue is primarily due to lower well construction revenue in the U.S. and Mexico, lower well flow management revenue in Mexico and lower well flow intervention and integrity revenue in Brazil, partially offset by higher subsea well access revenue in the U.S. and higher well flow management revenue in the U.S. and Brazil.

Segment EBITDA for NLA was $132.9 million, or 23.8% of revenue, during the year ended December 31, 2025, compared to $142.0 million or 25.1% of revenue during the year ended December 31, 2024, a decrease of $9.0 million. The decrease in Segment EBITDA and Segment EBITDA margin was primarily attributable to the decrease in revenue and a less favorable activity mix.

ESSA

Revenue for ESSA was $486.9 million for the year ended December 31, 2025, a decrease of $77.5 million, or 13.7%, compared to $564.4 million for the year ended December 31, 2024. The decrease in revenue was primarily driven by lower well flow management revenue in Congo and lower subsea well access revenue in Angola as a result of one-time projects in 2024 that did not reoccur in 2025, partially offset by higher well construction revenue in Cyprus and higher subsea well access revenue in the U.K. and Norway.

Segment EBITDA for ESSA was $149.4 million, or 30.7% of revenue, during the year ended December 31, 2025, compared to $145.4 million, or 25.8% of revenue, during the year ended December 31, 2024, an increase of $4.0 million. The increase in Segment EBITDA and Segment EBITDA margin, despite the decrease in revenue, was primarily attributable to an increase in activities on higher margin services during the year ended December 31, 2025.

MENA

Revenue for MENA was $363.6 million for the year ended December 31, 2025, an increase of $31.4 million, or 9.5%, compared to $332.2 million for the year ended December 31, 2024. The increase in revenue was driven by higher well flow management revenue in Iraq, Saudi Arabia, Algeria and higher well construction revenue in Saudi Arabia and the UAE.

Segment EBITDA for MENA was $132.7 million, or 36.5% of revenue, during the year ended December 31, 2025, compared to $115.8 million, or 34.8% of revenue during the year ended December 31, 2024. The increase of $17.0 million was attributable to higher revenue and a more favorable activity mix.

APAC

Revenue for APAC was $198.5 million for the year ended December 31, 2025, a decrease of $51.6 million, or 20.6%, compared to $250.1 million for the year ended December 31, 2024. The decrease in revenue was primarily due to lower subsea well access activity in China and Australia, and lower well flow management activity in Australia, partially offset by higher well construction activity in Australia and Brunei.

Segment EBITDA for APAC was $42.7 million, or 21.5% of revenue, during the year ended December 31, 2025, compared to $57.7 million, or 23.1% of revenue, during the year ended December 31, 2024. The decrease in Segment EBITDA was primarily due to decreased activity and less favorable product mix.

Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2025 increased by $28.6 million, or 17.5%, to $192.1 million, as compared to $163.5 million for the year ended December 31, 2024. The increase was generally proportional to the increase in property plant and equipment year over year, including impacts of the acquisition of CTL UK Holdco Limited, a company incorporated and registered in England and Wales ("Coretrax") in May 2024.

Merger and integration expense

Merger and integration expense for the year ended December 31, 2025 decreased by $10.2 million, to $6.2 million as compared to $16.3 million for the year ended December 31, 2024. The decrease was due to costs associated with the Coretrax acquisition in 2024 that did not repeat in 2025.

Severance and other expense

Severance and other expense for the year ended December 31, 2025 increased by $11.5 million, to $28.5 million as compared to $17.0 million for the year ended December 31, 2024. The increase was predominantly due to restructuring activity across all segments.

Foreign exchange gain (loss)

Foreign exchange gain for the year ended December 31, 2025 was $0.9 million as compared to a foreign exchange loss of $13.6 million for the year ended December 31, 2024. The change was primarily due to favorable changes in various exchange rates and higher activity in jurisdictions with local currencies that appreciated relative to the U.S. dollar.

Liquidity and Capital Resources

Liquidity

Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. As of December 31, 2025, total available liquidity was $550.9 million, including cash and cash equivalents and restricted cash of $197.5 million and $353.4 million available for borrowings under our New Credit Facility (as defined below). Expro believes these amounts, along with cash generated by ongoing operations, will be sufficient to meet future business requirements for the next 12 months and beyond. Our primary sources of liquidity have been cash flows from operations. Our primary uses of capital have been for capital expenditures, acquisitions and repurchases of company stock. We monitor potential capital sources, including equity and debt financing, in order to meet our investment and liquidity requirements.

Our total capital expenditures are estimated to range between $110.0 million and $120.0 million for 2026. Our total capital expenditures were $112.4 million for the year ended December 31, 2025, out of which approximately 90% were used for the purchase or manufacture of equipment to directly support customer-related activities and approximately 10% for other property, plant and equipment, inclusive of software costs. The actual amount of capital expenditures for the purchase and manufacture of equipment may fluctuate based on market conditions. We continue to focus on preserving and protecting our strong balance sheet, optimizing utilization of our existing assets and, where practical, limiting new capital expenditures.

On October 30, 2025, the Company’s Board of Directors (the “Board”) approved a new stock repurchase program, pursuant to which the Company is authorized to acquire up to $100.0 million of its outstanding common stock from October 30, 2025 through December 31, 2026 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. During the years ended December 31, 2025 and 2024, we repurchased approximately 3.7 million and 1.2 million shares, respectively, of our common stock under the preceding stock repurchase program active at the time for a total cost of approximately $40.1 million and $14.2 million, respectively. Approximately $100.0 million remained authorized for repurchases under the Stock Repurchase Program as of December 31, 2025, subject to the limitation set in our shareholder authorization for repurchases of our common stock.

Credit Facility

Revolving Credit Facility

On July 23, 2025, the Company and certain of its subsidiaries, including Exploration and Production Services (Holdings) Limited and Expro Holdings U.S. Inc., as borrowers, entered into a senior secured revolving credit facility (the “New Credit Facility”) by and among, inter alia, DNB Bank ASA, London Branch, as agent, and other lenders, in an initial aggregate principal amount of up to $500 million, of which up to $400 million is available as revolving facility loans and up to $100 million is available as term bridge loans. Proceeds of the revolving facility under the New Credit Facility may be used for general corporate and working capital purposes. Proceeds of the bridge facility under the New Credit Facility may be used for acquisitions and investments and capital expenditure in relation to acquisitions and fees, costs and expenses in connection with the foregoing. The New Credit Facility replaces the Company’s prior senior secured revolving credit facility entered into on October 1, 2021 and as amended and restated pursuant to an amendment and restatement agreement on October 6, 2023 (the “Prior Facility Agreement”). The maturity date of the New Credit Facility is July 30, 2029.

During the third quarter of 2025, the Company completed a $22.0 million voluntary prepayment of its New Credit Facility and during the fourth quarter of 2025 completed another $20 million voluntary prepayment. For the avoidance of doubt, any voluntary prepayment amounts remain available for future drawdowns, over the duration of the facility. The voluntary repayments reduced the outstanding drawn balance from $121.1 million under the Prior Facility Agreement as of June 30, 2025 to $79.1 million under the New Facility Agreement as of December 31, 2025.

Please see Note 16 “Interest bearing loans” in the Notes to the Consolidated Financial Statements for additional information.

Cash flow from operating, investing and financing activities

Cash flows provided by our operations, investing and financing activities are summarized below (in thousands):

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by operating activities	$210,172	$169,479	$138,309
Net cash used in investing activities	(107,387)	(165,143)	(148,232)
Net cash (used in) provided by financing activities	(96,722)	29,572	(49,339)
Effect of exchange rate changes on cash activities	6,747	(2,411)	(6,032)
Net increase (decrease) to cash and cash equivalents and restricted cash	$12,810	$31,497	$(65,294)

Analysis of cash flow changes between the years ended December 31, 2025 and 2024

Net cash provided by operating activities

Net cash provided by operating activities was $210.2 million during the year ended December 31, 2025 as compared to $169.5 million during the year ended December 31, 2024. The increase of $40.7 million in net cash provided by operating activities for the year ended December 31, 2025 was primarily driven by a lower consumption of working capital during the current year as compared to the previous year.

Net cash used in investing activities

Net cash used in investing activities was $107.4 million during the year ended December 31, 2025 as compared to $165.1 million during the year ended December 31, 2024, a decrease of $57.8 million. The decrease was primarily a result of a decrease in capital expenditures of $31.2 million and $32.0 million paid for acquired businesses in 2024 that did not repeat in 2025.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $96.7 million during the year ended December 31, 2025 as compared to net cash provided by financing activities of $29.6 million during the year ended December 31, 2024. The change in net cash used in financing activities is primarily due to the repayment of long-term borrowings of $42.0 million during 2025 as compared to net proceeds received from borrowings of $72.9 million in 2024 and the increase in repurchases of common stock of $25.9 million, partially offset by payment of acquisition-related contingent consideration of $13.9 million during 2024 that did not repeat in 2025.

Off-balance sheet arrangements

We have outstanding letters of credit/guarantees that relate to performance bonds, custom/excise tax guaranties and facility lease/rental obligations. These were entered into in the ordinary course of business and are customary practices in the various countries where we operate. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either have, or are likely to have, a material effect on our consolidated financial statements. As of December 31, 2025, we had no material off-balance sheet financing arrangements other than those discussed above.

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

No impairment expense was recorded for goodwill during the years ended December 31, 2025, 2024 and 2023. We used the income approach and the market approach to estimate the fair value of our reporting units. The income approach estimates the fair value by discounting the reporting unit’s estimated future cash flows using what we believe to be an appropriate risk-adjusted rate. The market approach includes the use of comparative multiples to corroborate the discounted cash flow results and involves significant judgment in the selection of the appropriate peer group companies and valuation multiples. The inputs used in the determination of fair value are generally level 3 inputs.

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

As of December 31, 2025, we estimate that a 5% appreciation (depreciation) in USD would result in a change in our net income of approximately $0.1 million.

Interest rate risk

We are exposed to the impact of interest rate changes primarily through our borrowing activities. Borrowings under the New Credit Facility bear interest at a floating rate (subject to a 0.00% floor) plus a net leverage linked margin ranging from 2.00% to 3.25%, or 2.75% for bridge loans. As of December 31, 2025, we had outstanding borrowings of $79.0 million. A 5% change in interest rates would have an approximate impact of $5.6 million on our results of operations and cash flows.

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

We extend credit to customers and other parties in the normal course of business and are thus subject to concentrations of customer credit risk. We have established various procedures to manage our credit exposure, including credit evaluations and maintaining an allowance for credit losses. We are also exposed to credit risk because our customers are concentrated in the oil and natural gas industry. This concentration of customers impacts overall exposure to credit risk because our customers may be similarly affected by changes in economic and industry conditions, including changes in oil and gas prices. We operate in over 50 countries and as such, our receivables are spread over many countries and customers. Accounts receivable in Algeria and the U.S. represented approximately 16% respectively, of our net accounts receivable balance as of December 31, 2025. No other country accounted for greater than 10% of our accounts receivable balance. Our customer base is comprised of a large number of IOC, NOC, Independents and service partners from all major oil and gas locations around the world. The majority of our accounts receivable are due for payment in less than 90 days and largely comprise amounts receivable from IOCs and NOCs. We closely monitor accounts receivable and raise provisions for expected credit losses where it is deemed appropriate.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Expro Group Holdings N.V.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Expro Group Holdings N.V. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Goodwill – All Reporting Units — Refer to Notes 2, 3, 4 and 15 to the financial statements

Critical Audit Matter Description

As described in Note 2 to the financial statements, the Company performs its annual goodwill impairment assessment as of October 31, or more frequently if indicators of impairment exist. As of March 31, 2025, the Company performed an evaluation of goodwill for impairment due to the identified indicator of impairment related to the decline in the Company’s stock price. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the discounted cash flow model and the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant assumptions related to short-term and long-term forecasts of operating performance, including revenue growth rates and profitability margins, and discount rates. Regarding the market approach determination of fair value, management is required to make significant assumptions related to the selection of the appropriate peer companies and valuation multiples. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment expense, or both. The goodwill balance was $348.6 million as of December 31, 2025, of which $101.4 million, $51.6 million, $162.0 million and $33.6 million was allocated to the ESSA, MENA, NLA and APAC reporting units, respectively. The fair value of all reporting units exceeded their carrying values as of March 31, 2025, and therefore, no impairment was recognized.

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
●

We evaluated the reasonableness of management’s short-term and long-term forecasts by (1) comparing the forecasts to historical results, internal communications to management and the Board of Directors and forecasted information included in analyst and industry reports and (2) performing sensitivity analyses to evaluate the impacts of changes to these assumptions to the fair values of each of the reporting units.

●

With the assistance of our fair value specialists, (1) we evaluated the terminal revenue growth rates and discount rates and developed a range of independent estimates and compared those to the terminal revenue growth rates and discount rates selected by management and (2) recalculated the reconciliation of the fair value of the reporting units to the market capitalization of the Company and assessed the resulting implied control premium.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 19, 2026

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Expro Group Holdings N.V.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Expro Group Holdings N.V. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control, appearing under Part II, Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 19, 2026

EXPRO GROUP HOLDINGS N.V.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Total revenue	$1,607,095	$1,712,802	$1,512,764
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization	(1,223,173)	(1,333,365)	(1,241,295)
General and administrative expense, excluding depreciation and amortization	(75,990)	(88,421)	(64,254)
Depreciation and amortization expense	(192,106)	(163,468)	(172,260)
Merger and integration expense	(6,161)	(16,334)	(9,764)
Severance and other expense	(28,527)	(17,048)	(14,388)
Total operating cost and expenses	(1,525,957)	(1,618,636)	(1,501,961)
Operating income	81,138	94,166	10,803
Other income (expenses), net	2,646	(105)	1,234
Interest and finance expense, net	(14,281)	(12,517)	(3,943)
Income before taxes and equity in income of joint ventures	69,503	81,544	8,094
Equity in income of joint ventures	16,836	16,422	12,853
Income before income taxes	86,339	97,966	20,947
Income tax expense	(34,653)	(46,048)	(44,307)
Net income (loss)	$51,686	$51,918	$(23,360)

Earnings (loss) per common share:
Basic	$0.45	$0.45	$(0.21)
Diluted	$0.45	$0.45	$(0.21)
Weighted average common shares outstanding:
Basic	114,997,486	114,762,477	109,161,453
Diluted	115,749,247	115,829,638	109,161,453

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$51,686	$51,918	$(23,360)
Other comprehensive income (loss):
Actuarial gain (loss) on defined benefit plans	3,814	(7,396)	(4,529)
Amortization of prior service credit and other re-measurements	(231)	(452)	(702)
Other comprehensive income (loss)	3,583	(7,848)	(5,231)
Comprehensive income (loss)	$55,269	$44,070	$(28,591)

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2025	2024
Assets:
Current assets
Cash and cash equivalents	$196,093	$183,036
Restricted cash	1,380	1,627
Accounts receivable, net	477,026	517,570
Inventories	167,895	159,040
Income tax receivables	31,654	28,641
Other current assets	86,287	74,132
Total current assets	960,335	964,046

Property, plant and equipment, net	523,157	563,697
Investments in joint ventures	78,706	73,012
Intangible assets, net	251,329	298,856
Goodwill	348,558	348,918
Operating lease right-of-use assets	72,777	66,640
Non-current accounts receivable, net	7,432	7,432
Other non-current assets	17,141	10,940
Total assets	$2,259,435	$2,333,541

Liabilities and stockholders’ equity:
Current liabilities
Accounts payable and accrued liabilities	$268,588	$340,298
Income tax liabilities	51,111	52,436
Finance lease liabilities	2,359	2,234
Operating lease liabilities	18,225	17,253
Other current liabilities	103,379	72,209
Total current liabilities	443,662	484,430

Long-term borrowings	79,065	121,065
Deferred tax liabilities, net	19,513	44,310
Post-retirement benefits	314	10,430
Finance lease liabilities	12,762	14,006
Operating lease liabilities	56,103	48,488
Uncertain tax positions	77,890	74,526
Other non-current liabilities	36,003	44,802
Total liabilities	725,312	842,057

Commitments and contingencies (Note 18)

Stockholders’ equity:
Common stock, €0.06 nominal value, 200,000 shares authorized, 122,384 and 121,091 shares issued	8,559	8,488
Treasury stock (at cost), 8,823 and 4,796 shares	(127,137)	(83,420)
Additional paid-in capital	2,110,177	2,079,161
Accumulated other comprehensive income	18,053	14,470
Accumulated deficit	(475,529)	(527,215)
Total stockholders’ equity	1,534,123	1,491,484
Total liabilities and stockholders’ equity	$2,259,435	$2,333,541

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$51,686	$51,918	$(23,360)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	192,106	163,468	172,260
Equity in income of joint ventures	(16,836)	(16,422)	(12,853)
Stock-based compensation expense	29,172	26,352	19,574
Elimination of unrealized profit on sales to joint ventures	231	4	4,159
Deferred taxes	(19,335)	(5,765)	(10,478)
Unrealized foreign exchange (gain) loss	(8,066)	5,861	5,658
Changes in fair value of contingent consideration	(283)	(6,079)	576
Changes in assets and liabilities:
Accounts receivable, net	41,638	(17,301)	(34,895)
Inventories	(8,855)	4,931	10,575
Other assets	(17,893)	(12,388)	(16,745)
Accounts payable and accrued liabilities	(65,082)	(11,076)	34,600
Other liabilities	29,335	(19,813)	(18,275)
Income taxes, net	(973)	11,905	8,798
Dividends received from joint ventures	10,910	8,231	8,329
Other	(7,583)	(14,347)	(9,614)
Net cash provided by operating activities	210,172	169,479	138,309

Cash flows from investing activities:
Capital expenditures	(112,387)	(143,576)	(122,110)
Payment for acquired businesses, net of cash acquired	-	(31,967)	(28,707)
Proceeds from settlement of contingent consideration	-	7,500	-
Proceeds from disposal of assets	5,000	2,900	2,013
Proceeds from sale / maturity of investments	-	-	572
Net cash used in investing activities	(107,387)	(165,143)	(148,232)

Cash flows from financing activities:
(Cash pledged for) release of collateral deposits	(447)	1,170	(217)
Payment of contingent consideration	-	(13,873)	-
Proceeds from long-term borrowings	-	117,269	50,000
Repayments of long-term borrowings	(42,000)	(44,351)	(65,096)
Repurchase of common stock	(40,088)	(14,155)	(20,024)
Payment of withholding taxes on stock-based compensation plans	(1,721)	(3,431)	(2,559)
Repayment of financed insurance premium	(10,716)	(10,920)	(9,317)
Repayments of finance leases	(1,750)	(2,137)	(2,126)
Net cash (used in) provided by financing activities	(96,722)	29,572	(49,339)

Effect of exchange rate changes on cash and cash equivalents	6,747	(2,411)	(6,032)
Net increase (decrease) to cash and cash equivalents and restricted cash	12,810	31,497	(65,294)
Cash and cash equivalents and restricted cash at beginning of year	184,663	153,166	218,460
Cash and cash equivalents and restricted cash at end of year	$197,473	$184,663	$153,166

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.

Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
				Additional	other		Total
	Common stock		Treasury	paid-in	comprehensive	Accumulated	Stockholders’
	Shares	Value	Stock	capital	income	deficit	Equity
Balance at January 1, 2023	108,744	$7,911	$(40,870)	$1,847,078	$27,549	$(555,773)	$1,285,895

Net loss	-	-	-	-	-	(23,360)	(23,360)
Other comprehensive loss	-	-	-	-	(5,231)	-	(5,231)
Stock-based compensation expense	-	-	-	19,574	-	-	19,574
Common shares issued upon vesting of share-based awards	836	46	-	1,866	-	-	1,912
Repurchase of common stock	(1,199)		(20,024)	-	-	-	(20,024)
Treasury shares withheld	(195)	-	(3,803)	-	-	-	(3,803)
PRT Acquisition	1,844	105		40,805			40,910
Balance at December 31, 2023	110,030	$8,062	$(64,697)	$1,909,323	$22,318	$(579,133)	$1,295,873

Net income	-	-	-	-	-	51,918	51,918
Other comprehensive loss	-	-	-	-	(7,848)	-	(7,848)
Stock-based compensation expense	-	-	-	26,352	-	-	26,352
Common shares issued upon vesting of share-based awards	950	53	-	1,094	-	-	1,147
Coretrax Acquisition	6,750	373		142,392			142,765
Repurchase of common stock	(1,200)	-	(14,155)	-	-	-	(14,155)
Treasury shares withheld	(235)	-	(4,568)	-	-	-	(4,568)
Balance at December 31, 2024	116,295	$8,488	$(83,420)	$2,079,161	$14,470	$(527,215)	$1,491,484

Net income	-	-	-	-	-	51,686	51,686
Other comprehensive income	-	-	-	-	3,583	-	3,583
Stock-based compensation expense	-	-	-	29,172	-	-	29,172
Common shares issued upon vesting of share-based awards	1,294	71	-	1,844	-	-	1,915
Repurchase of common stock	(3,708)	-	(40,088)	-	-	-	(40,088)
Treasury shares withheld	(320)	-	(3,629)	-	-	-	(3,629)
Balance at December 31, 2025	113,561	$8,559	$(127,137)	$2,110,177	$18,053	$(475,529)	$1,534,123

The accompanying notes are an integral part of these consolidated financial statements.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

1.	Business description

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

On October 30, 2025, the Company’s Board of Directors (the “Board”) approved a new stock repurchase program, pursuant to which the Company is authorized to acquire up to $100.0 million of its outstanding common stock from October 30, 2025 through December 31, 2026 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. During the years ended  December 31, 2025 and 2024, we repurchased approximately 3.7 million and 1.2 million shares, respectively, of our common stock under the preceding stock repurchase program active at the time for a total cost of approximately $40.1 million and $14.2 million, respectively.

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

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

Research and development

Research and development costs are expensed as incurred and relate to spending for new product development and innovation and includes internal engineering, materials and third-party costs. We incurred $13.4 million, $17.2 million and $11.4 million of research and development costs for the years ended December 31, 2025, 2024 and 2023, respectively, which are included in “Cost of revenue, excluding depreciation and amortization” in the consolidated statements of operations.

Earnings (loss) per share

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Recent accounting pronouncements

Accounting guidance adopted

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) generally in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The Company has adopted this standard on a prospective basis which resulted in disclosure changes only. See Note 7 “Income taxes” for further detail.

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

The goodwill related to the PRT Acquisition consists largely of the synergies and economies of scale expected from the acquired customer relationships and contracts. The goodwill will be evaluated at least annually for impairment or more frequently if impairment indicators are present.

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

We estimated the fair value of consideration for the Coretrax Acquisition to be $186.7 million, including cash consideration of $31.3 million, net of cash received, equity consideration of $142.8 million, and contingent consideration of $3.3 million.

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

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

The goodwill related to the Coretrax Acquisition consists largely of the synergies and economies of scale expected from the acquired technology and customer relationships and contracts. The goodwill will be evaluated at least annually for impairment or more frequently if impairment indicators are present.

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

Supplemental pro forma financial information

The Company has determined the estimated unaudited pro forma financial information to be immaterial for the years ended December 31, 2024 and 2023, assuming the PRT Acquisition had been completed as of January 1, 2023 and Coretrax Acquisition had been completed as of January 1, 2024. This is not necessarily indicative of the results that would have occurred had the PRT Acquisition and Coretrax Acquisition been completed on the respective dates indicated or of future operating results.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

4.	Fair value measurements

Recurring Basis

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of December 31, 2025 and 2024, were as follows (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$7,432	-	$7,432
Liabilities:
Contingent consideration liabilities	-	-	9,470	9,470
Long-term borrowings	-	79,065	-	79,065
Finance lease liabilities	-	15,121	-	15,121

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$7,432	-	$7,432
Liabilities:
Contingent consideration liabilities	-	-	11,026	11,026
Long-term borrowings	-	121,065	-	121,065
Finance lease liabilities	-	16,240	-	16,240

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

Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. A qualitative assessment is allowed to determine if goodwill is potentially impaired. We have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The qualitative assessment determines whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then a quantitative impairment test is performed. The quantitative goodwill impairment test is used to identify both the existence of impairment and the amount of impairment loss. The test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

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

Goodwill

During the year ended December 31, 2025, we identified an indicator of impairment due to the decline in our stock price during the first quarter. As such, we performed a quantitative goodwill impairment assessment as of March 31, 2025 and determined that the fair value was in excess of the carrying value for each reporting unit. Additionally, we performed a qualitative goodwill impairment assessment for our annual assessment as of October 31 and determined there were not any factors that indicated the fair value was more likely than not reduced below the carrying value of each reporting unit.

For the years ended December 31, 2024 and 2023, we performed a quantitative goodwill impairment assessment as of our annual testing date and determined that the fair value was substantially in excess of the carrying value for each reporting unit. Accordingly, no impairment expense related to goodwill was recorded during the years ended December 31, 2025, 2024 and 2023.

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

Long-lived Assets

The Company did not identify any indicators of impairment related to our long-lived assets during the years ended December 31, 2025, 2024 and 2023.

Financial Instruments

The estimated fair values of the Company’s financial instruments have been determined at discrete points in time based on relevant market information. The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and accrued liabilities and interest-bearing loans. The carrying amounts of the Company’s financial instruments other than interest bearing loans approximate fair value due to the short-term nature of the items. The Company has $79.1 million of outstanding borrowings on its interest-bearing loan as of December 31, 2025.

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

The following tables presents our revenue, significant segment expenses and Segment EBITDA disaggregated by our operating segments and reconciliation to income before income taxes (in thousands):

	Year Ended December 31, 2025
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$558,033	$486,900	$363,616	$198,546	$1,607,095
Compensation and related cost	(226,541)	(188,579)	(123,040)	(82,272)
Cost of product, materials, and supplies	(144,621)	(109,262)	(83,755)	(57,327)
Other (1)	(53,940)	(39,694)	(24,099)	(16,290)
Total Segment EBITDA	$132,931	$149,365	$132,722	$42,657	$457,675
Corporate costs (2)					(121,487)
Equity in income of joint ventures					16,836
Depreciation and amortization expense					(192,106)
Merger and integration expense					(6,161)
Severance and other expense					(28,527)
Stock-based compensation expense					(29,172)
Foreign exchange gain					916
Other income, net					2,646
Interest and finance expense, net					(14,281)
Income before income taxes					$86,339

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2024
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$566,048	$564,440	$332,216	$250,098	$1,712,802
Compensation and related cost	(214,182)	(194,237)	(119,892)	(94,514)
Cost of product, materials, and supplies	(157,197)	(181,415)	(72,598)	(82,483)
Other (1)	(52,692)	(43,413)	(23,954)	(15,421)
Total Segment EBITDA	$141,977	$145,375	$115,772	$57,680	$460,804
Corporate costs (2)					(129,823)
Equity in income of joint ventures					16,422
Depreciation and amortization expense					(163,468)
Merger and integration expense					(16,334)
Severance and other expense					(17,048)
Stock-based compensation expense					(26,352)
Foreign exchange losses					(13,613)
Other expenses, net					(105)
Interest and finance expense, net					(12,517)
Income before income taxes					$97,966

	Year Ended December 31, 2023
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$511,800	$520,951	$233,528	$246,485	$1,512,764
Compensation and related cost	(186,449)	(171,110)	(85,447)	(94,655)
Cost of product, materials, and supplies	(139,228)	(172,670)	(55,739)	(133,773)
Other (1)	(53,254)	(41,164)	(21,141)	(16,252)
Total Segment EBITDA	$132,869	$136,007	$71,201	$1,805	$341,882
Corporate costs (2)					(105,855)
Equity in income of joint ventures					12,853
Depreciation and amortization expense					(172,260)
Merger and integration expense					(9,764)
Severance and other expense					(14,388)
Stock-based compensation expense					(19,574)
Foreign exchange losses					(9,238)
Other income, net					1,234
Interest and finance expense, net					(3,943)
Income before income taxes					$20,947

(1)	Other segment expenses consists primarily of facilities, sales and purchase tax, motor vehicles, insurance, professional and other costs.
(2)	Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments but are not attributable to a particular operating segment, including central product line management, research, engineering and development, logistics, sales and marketing and health and safety.

We are a Netherlands based company and we derive our revenue from services and product sales to customers primarily in the oil and gas industry. No single customer accounted for more than 10% of our revenue for the year ended December 31, 2025. One customer in our ESSA segment accounted for 10.5% and 12.5% of our revenue in the years ended December 31, 2024 and 2023, respectively. The revenue generated in the Netherlands was immaterial for the years ended December 31, 2025, 2024 and 2023. The revenue generated in the U.S. was 19.3%, 17.6% and 18.4% of total revenue for the years ended December 31, 2025, 2024 and 2023, respectively. Other than the U.S., no individual country represented more than 10% of our revenue for the years ended December 31, 2025, 2024 and 2023.

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

	December 31,
	2025	2024
NLA	$801,318	$793,666
ESSA	569,518	581,866
MENA	391,038	425,266
APAC	200,786	221,601
Assets held centrally	296,775	311,142
Total	$2,259,435	$2,333,541

The following table presents our capital expenditures disaggregated by our operating segments (in thousands):

	Year Ended December 31,
	2025	2024
NLA	$40,355	$63,719
ESSA	20,788	28,226
MENA	26,574	33,518
APAC	17,502	12,073
Assets held centrally	7,168	6,040
Total	$112,387	$143,576

6.	Revenue

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by geography, as disclosed in Note 5 above, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Additionally, we disaggregate our revenue into areas of capability.

The following table sets forth the total amount of revenue by areas of capability as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Well construction	$548,642	$573,005	$533,556
Well management	1,058,453	1,139,797	979,208
Total	$1,607,095	$1,712,802	$1,512,764

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Contract balances consisted of the following as of December 31, 2025 and  December 31, 2024 (in thousands):

	December 31,
	2025	2024
Trade receivable, net (included within accounts receivable, net)	$319,288	$371,102
Unbilled receivables (included within accounts receivable, net)	$154,833	$149,547
Contract assets (included within accounts receivable, net)	$10,337	4,353
Deferred revenue (included within other liabilities)	$17,132	$7,108

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

The Company recognized revenue of $2.6 million, $25.3 million and $49.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, out of the deferred revenue balance as of the beginning of the applicable year.

As of December 31, 2025, $16.0 million of our deferred revenue was classified as current and is included in “Other current liabilities” on the consolidated balance sheets, with the remainder classified as non-current and included in “Other non-current liabilities” on the consolidated balance sheets.

Transaction price allocated to remaining performance obligations

Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. We have elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less and for our long-term contracts we have a right to consideration from customers in an amount that corresponds directly with the value to the customer of the performance completed to date. With respect to our long-term construction contracts, revenue allocated to remaining performance obligations is immaterial as of December 31, 2025.

7.	Income taxes

The components of income tax expense for the years ended  December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current tax:
Netherlands	$1,750	$2,141	$518
Foreign	52,238	48,584	54,267
Total current tax	53,988	50,725	54,785
Deferred tax:
Netherlands	-	-	-
Foreign	(19,335)	(4,677)	(10,478)
Total deferred tax	(19,335)	(4,677)	(10,478)
Income tax expense	$34,653	$46,048	$44,307

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The Netherlands and foreign components of income from continuing operations before income taxes and equity in income of joint ventures for the years ended  December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Netherlands	$(17,026)	$(13,544)	$(5,232)
Foreign	86,529	95,088	13,326
Total	$69,503	$81,544	$8,094

The provision for income taxes differs from the amount computed by applying Netherlands statutory income tax rate of 25.8% in effect as of December 31, 2025, (2024: 25.8%) to income from continuing operations before taxes and equity in joint ventures for the reasons below (in thousands):

	Year Ended December 31,
	2024	2023
Statutory tax rate	25.8%	25.8%

Income tax expense at statutory rate	$21,041	$2,089
Permanent differences	6,616	9,332
Effect of overseas tax rates	7,158	30,572
Net tax charge related to attributes with full valuation allowance	(9,247)	(7,408)
Exempt dividends from joint ventures	(276)	-
Return to provision adjustments	(4,719)	(884)
Withholding taxes	12,545	3,479
Foreign exchange movements on tax balances	3,766	2,908
Movement in uncertain tax positions	6,101	2,958
Others	3,063	1,261
Income tax expense	$46,048	$44,307

Effective tax rate	56.5%	547.4%

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

A reconciliation of the Netherlands statutory federal tax rate to the consolidated effective tax rate for year ended  December 31, 2025, follows (in thousands):

	2025
	Amount	Percentage
Income tax expense at statutory rate	$17,920	25.80%
Changes in uncertain tax benefits	4,628	6.70%
Changes in valuation allowances	11,105	16.00%

Foreign tax effects
Australia
Changes in Valuation allowance	(4,645)	-6.70%
Other	43	0.10%
Argentina
Other	2,918	4.20%
Brazil
Changes in Valuation allowance	4,839	7.00%
Other	744	1.10%
Guyana
Other	4,206	6.10%
Norway
Other	3,968	5.70%
United States
Changes in Valuation allowance	(26,291)	-37.80%
Effect of rates different than statutory	(4,188)	-6.00%
Other	4,781	6.90%
Other foreign jurisdictions	2,835	4.10%

Nontaxable or non-deductible items
Disallowed provisions	3,972	5.70%
Other	6,525	9.40%

Other	1,293	1.90%
	$34,653	49.90%

Deferred tax assets and liabilities are recorded for the anticipated future tax effects of temporary differences between the financial statement basis and tax basis of our assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are projected to reverse.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The primary components of our deferred tax assets and liabilities as of  December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carry forwards	$788,415	$769,518
Employee compensation and benefits	8,739	8,817
Depreciation	71,225	82,188
Other	59,379	60,698
Investment in partnership	10,290	12,443
Intangibles	9,812	13,114
Valuation allowance	(859,002)	(872,365)
Total deferred tax assets	88,858	74,413
Deferred tax liabilities:
Depreciation	(50,451)	(46,004)
Goodwill and other intangibles	(38,100)	(52,773)
Investment in partnership	(317)	(289)
Other	(19,503)	(19,657)
Total deferred tax liabilities	(108,371)	(118,723)
Net deferred tax liabilities	$(19,513)	$(44,310)

We recognize a valuation allowance where it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of a deferred tax asset is dependent upon the ability to generate sufficient taxable income in the appropriate taxing jurisdictions where the deferred tax assets are initially recognized.

The changes in valuation allowances were as follows (in thousands):

	Year Ended December 31
	2025	2024	2023
Balance at the beginning of the period	$872,365	$862,200	$881,286
Additions	80,862	168,732	88,497
Reductions	(94,225)	(158,567)	(107,582)
Balance at end of period	$859,002	$872,365	$862,201

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards (“NOLs”) excluding interest limitations of approximately $601.5 million, net of existing Section 382 (as defined below) limitations. $136.0 million of these NOLs were incurred prior to January 1, 2018 and will begin to expire, if unused, in 2036. $465.5 million of these NOLs were incurred on or after January 1, 2018 and will not expire and will be carried forward indefinitely.

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

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

As of December 31, 2025, we did not recognize deferred taxes on the accumulated unremitted earnings of our foreign subsidiaries, which we consider indefinitely reinvested. Any additional taxes due with respect to the reversal of the outside basis difference in our foreign subsidiaries as a result of a repatriation would generally be limited to the tax effect of currency gains or losses, capital gains, foreign withholding, and state taxes. It is not practical to estimate the amount of tax that could ultimately be due if such earnings were remitted. However, if our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated financial statements.

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

The Company is subject to income taxation in many jurisdictions around the world. The following table presents the changes in our uncertain tax positions as of December 31, 2025 and 2024 (in thousands):

	Year ended December 31
	2025	2024
Balance at the beginning of the period	$74,526	$89,644
Additions based on tax positions related to current period	5,885	4,292
Additions for tax positions of prior year period	4,864	2,108
Additions in relation to the Coretrax Acquisition	—	9,848
Settlements with tax authorities	(2,477)	(71)
Reductions for tax positions of prior years	(4,309)	(30,357)
Reductions due to the lapse of statute of limitations	(1,842)	(42)
Effect of changes in foreign exchange rates	1,243	(896)
Balance at the end of the period	$77,890	$74,526

The amounts above include penalties and interest of $18.5 million and $12.7 million for the years ended December 31, 2025 and 2024, respectively. We classify penalties and interest relating to uncertain tax positions within income tax expense in the consolidated statements of operations.

Approximately $77.9 million and $74.5 million of unrecognized tax benefits as of December 31, 2025 and 2024 respectively, included on the consolidated balance sheets, would positively impact our future rate and be recognized as additional tax benefit in our statement of operations if resolved in our favor.

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

In 2021 the OECD announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. We have considered the OECD’s Pillar 2 rules and do not expect them to have a material impact on our financial statements.

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

The carrying value of our investment in joint ventures as of  December 31, 2025 and 2024 was as follows (in thousands):

	December 31,
	2025	2024
CETS	$76,825	$70,696
PVD-Expro	1,881	2,316
Total	$78,706	$73,012

9.	Accounts receivable, net

Accounts receivable, net consisted of the following as of  December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Accounts receivable	$506,422	$545,117
Less: Expected credit losses	(21,964)	(20,115)
Total	$484,458	$525,002

Current	$477,026	$517,570
Non – current	7,432	7,432
Total	$484,458	$525,002

The movement of expected credit losses for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$20,115	$18,248	$12,680
Additions	3,052	2,464	6,139
Deductions	(1,203)	(597)	(571)
Balance at end of year	$21,964	$20,115	$18,248

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

10.	Inventories

Inventories consisted of the following as of  December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Finished goods	$13,200	$13,318
Raw materials, equipment spares and consumables	149,958	143,496
Work-in progress	4,737	2,226
Total	$167,895	$159,040

11.	Other assets and liabilities

Other assets consisted of the following as of  December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Prepayments	$44,031	$34,736
Value-added tax receivables	33,115	27,453
Collateral deposits	1,163	716
Deposits	10,963	9,396
Other	14,156	12,771
Total	$103,428	$85,072

Current	$86,287	$74,132
Non – current	17,141	10,940
Total	$103,428	$85,072

Other liabilities consisted of the following as of  December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Deferred revenue	$17,132	$7,108
Other tax and social security	32,751	32,648
Provisions	57,058	48,042
Contingent consideration liabilities	9,470	11,026
End of service benefits	15,883	14,125
Other	7,088	4,062
Total	$139,382	$117,011

Current	$103,379	$72,209
Non – current	36,003	44,802
Total	$139,382	$117,011

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

12.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following as of  December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Accounts payable – trade	$101,334	$143,727
Payroll, vacation and other employee benefits	44,311	45,675
Accruals for goods received not invoiced	15,431	15,469
Other accrued liabilities	107,512	135,427
Total	$268,588	$340,298

13.	Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of  December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Cost:
Land	$22,176	$22,176
Land improvement	3,352	3,332
Buildings and lease hold improvements	108,857	107,110
Plant and equipment	1,221,892	1,128,525
	1,356,277	1,261,143
Less: accumulated depreciation	(833,120)	(697,446)
Total	$523,157	$563,697

The carrying amount of our property, plant and equipment recognized in respect of assets held under finance leases as of  December 31, 2025 and 2024 and included in amounts above is as follows (in thousands):

	December 31,
	2025	2024
Cost:
Buildings	$20,344	$23,624
Plant and equipment	3,299	236
	23,643	23,860
Less: accumulated amortization	(13,694)	(11,694)
Total	$9,949	$12,166

Depreciation expense related to property, plant and equipment, including assets under finance leases, was $140.7 million, $115.5 million and $133.4 million for the years ended  December 31, 2025, 2024 and 2023, respectively.

No impairment expense related to property, plant, and equipment was recognized for the years ended December 31, 2025, 2024 and 2023.

No assets held for sale were sold during the years ended December 31, 2025 and 2024. During the year ended December 31, 2023 assets held for sale were sold for net proceeds of $2.0 million.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

14.	Intangible assets, net

The following table summarizes our intangible assets comprising of Customer Relationships & Contracts (“CR&C”), Trademarks, Technology and Software as of  December 31, 2025 and 2024 (in thousands):

	December 31, 2025			December 31, 2024			December 31, 2025
		Accumulated			Accumulated		Weighted
	Gross	impairment		Gross	impairment		average
	carrying	and	Net book	carrying	and	Net book	remaining
	amount	amortization	value	amount	amortization	value	life (years)
CR&C	$302,605	$(191,639)	$110,966	$302,605	$(164,817)	$137,788	7.1
Trademarks	64,244	(46,096)	18,148	64,244	(41,141)	23,103	4.4
Technology	229,022	(110,527)	118,495	229,022	(95,713)	133,309	10.1
Software	25,356	(21,636)	3,720	21,494	(16,838)	4,656	1.0
Total	$621,227	$(369,898)	$251,329	$617,365	$(318,509)	$298,856	8.3

Amortization expense for intangible assets was $51.4 million, $48.0 million and $38.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table summarizes the intangible assets which were acquired pursuant to the Coretrax Acquisition in 2024 (in thousands):

	Acquired Fair Value	Weighted average life (years)
Coretrax:
CR&C	$45,883	13.0
Trademarks	5,251	5.0
Software	648	1.0
Technology	49,868	10-15
Total	$101,650	13.0

The following table summarizes the intangible assets which were acquired pursuant to the PRT Acquisition during 2023 (in thousands):

	Acquired Fair Value	Weighted average life (years)
PRT:
CR&C	$32,048	10.0
Trademarks	1,627	4.0
Technology	265	15.0
Total	$33,940	9.8

No impairment expense associated with our intangible assets was recognized during the years ended December 31, 2025, 2024 and 2023.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Expected future intangible asset amortization as of December 31, 2025 is as follows (in thousands):

Years ending December 31,
2026	$50,225
2027	46,592
2028	43,099
2029	16,671
2030	15,977
Thereafter	78,765
Total	$251,329

15.	Goodwill

Our operating segments, NLA, ESSA, MENA and APAC, are also our reporting units. The allocation of goodwill by operating segment was as follows (in thousands):

	December 31,
	2025	2024
NLA	$161,986	$164,505
ESSA	101,385	102,379
MENA	51,595	49,579
APAC	33,592	32,455
Total	$348,558	$348,918

The following table provides the gross carrying amount and cumulative impairment expense of goodwill for each operating segment as of  December 31, 2025 and 2024 (in thousands):

	2025				2024
	Cost	Measurement period adjustments	Accumulated impairment	Net Book Value	Cost	Acquired in acquisitions	Measurement period adjustments	Accumulated impairment	Net Book Value
NLA	$201,846	$(2,519)	$(37,341)	$161,986	$176,853	$22,986	$2,007	$(37,341)	$164,505
ESSA	116,857	(994)	(14,478)	101,385	97,797	18,197	863	(14,478)	102,379
MENA	175,962	2,016	(126,383)	51,595	131,824	42,140	1,998	(126,383)	49,579
APAC	72,568	1,137	(40,113)	33,592	59,528	12,450	590	(40,113)	32,455
Total	$567,233	$(360)	$(218,315)	$348,558	$466,002	$95,773	$5,458	$(218,315)	$348,918

During April 2025, the Company made net measurement period adjustments of $0.4 million related to the Coretrax Acquisition. During 2024, the Company initially recognized goodwill totaling $95.8 million from the Coretrax Acquisition and made net measurement period adjustments of $5.5 million related to the Coretrax Acquisition and PRT Acquisition. Please see Note 3 “Business combinations and dispositions” for additional information.

No goodwill impairment expense was recognized during the years ended December 31, 2025, 2024 and 2023.

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

The agreement includes customary affirmative and negative covenants, including limitations on asset sales, indebtedness, investments, distributions, and affiliate transactions. Financial covenants require a minimum interest coverage ratio of 3.5x and a total net leverage ratio cap of 2.75x, tested quarterly. Events of default include payment defaults, covenant breaches, misrepresentations, insolvency events, and revocation of guarantees. The agreement also contains cross-default provisions and requires prepayment in certain events such as asset sales, change of control, or illegality. We are in compliance with all our debt covenants as of December 31, 2025.

As of  December 31, 2025, we had $79.1 million of long-term borrowings outstanding under the New Credit Facility. The effective interest rate on our outstanding borrowings was 7.5%. As of December 31, 2024, we had $121.1 million of long-term borrowings outstanding under the Prior Facility Agreement. We utilized $67.5 million of the New Credit Facility and $48.5 million of the prior facility agreement as of  December 31, 2025 and December 31, 2024, respectively, for bonds and guarantees.

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The following tables illustrate the financial impact of our leases as of and for the years ended December 31, 2025, 2024 and 2023, along with other supplemental information about our existing leases (in thousands, except years and percentages):

	Year Ended December 31,
	2025	2024	2023
Components of lease expenses:
Finance lease expense:
Amortization of right of use assets	$2,217	$1,826	$1,230
Interest incurred on lease liabilities	2,287	2,296	1,969
Operating lease expense	28,299	28,585	26,451
Short term lease expense	103,699	111,994	121,615
Total lease expense	$136,502	$144,701	$151,265

	December 31,
	2025	2024	2023
Other supplementary information (in thousands, except years and discount rates):
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$28,029	$27,429	$28,269
Right-of-use assets obtained in an exchange for lease obligations:
Operating leases	$15,820	$14,083	$13,022
Weighted average remaining lease term:
Operating leases	5.7	5.8	7.0
Finance leases	7.0	7.5	8.2
Weighted average discount rate:
Operating leases	8.8%	9.1%	9.6%
Finance leases	13.2%	12.9%	12.6%

The operating cash flows for finance leases approximates the interest expense for the year.

As of December 31, 2025, maturity of our lease liabilities are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Years ending December 31,
2026	$23,504	$4,131
2027	18,968	3,651
2028	15,223	2,980
2029	10,972	2,830
2030	8,315	2,930
Due after 5 years	19,062	7,569
	$96,044	$24,091
Less: amounts representing interest	(21,716)	(8,970)
Total	$74,328	$15,121

Current portion	$18,225	$2,359
Noncurrent portion	56,103	12,762
Total	$74,328	$15,121

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

18.	Commitments and contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties.

We entered into contractual commitments for the acquisition of property, plant and equipment totaling $52.0 million and $31.1 million as of December 31, 2025 and 2024, respectively. We also entered into purchase commitments related to inventory on an as-needed basis. As of December 31, 2025 and 2024, inventory purchase commitments were $17.1 million and $31.0 million, respectively.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of December 31, 2025 and December 31, 2024. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

Expense recognized in respect of these plans were $18.9 million, $17.1 million and $12.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

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

Key assumptions

The major assumptions, included on a weighted average basis across the defined benefit plans, used to calculate the defined benefit plan liabilities were:

	December 31,
	2025	2024	2023
Discount rate	5.5%	5.4%	4.5%
Expected return on plan assets	6.4%	6.5%	5.8%
Expected rate of salary increases	0.1%	0.1%	0.1%

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Net periodic benefit cost

Amounts recognized in the consolidated statements of operations and in the consolidated statements of comprehensive loss in respect of the defined benefit plans were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current service cost	$(215)	$(347)	$(350)
Interest cost	(7,360)	(6,507)	(6,177)
Expected return on plan assets	8,519	7,954	6,977
Amortization of prior service credit	249	249	249
Reclassified net remeasurement gains	246	203	453
Amounts included in consolidated statements of operations	$1,439	$1,552	$1,152

Actuarial gain (loss) on defined benefit plans	$3,814	$(7,396)	$(4,529)
Amortization of prior service credit	(249)	(249)	(249)
Reclassified net remeasurement loss	(246)	(203)	(453)
Cost recognized in other comprehensive income	264	-	-
Other comprehensive income (loss)	$3,583	$(7,848)	$(5,231)

Total comprehensive income (loss)	$5,022	$(6,296)	$(4,079)

The service costs have primarily been included in “Cost of revenue, excluding depreciation and amortization” in the consolidated statements of operations. Interest cost, expected return on plan assets and plan curtailment / amendment events have been recognized in “Other income, net” in the consolidated statements of operations.

The actuarial gain (loss) is derived from the components shown in the table below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Actuarial gain (loss) on assets	$1,422	$(10,051)	$2,319
Actuarial gain (loss) on liabilities	2,392	2,655	(6,848)
Actuarial gain (loss) on defined benefit plans	$3,814	$(7,396)	$(4,529)

The actuarial gain on the benefit obligation for the year  December 31, 2025 has arisen primarily as a result of change in commutation factors implemented in January 2025, along with an increase in corporate bond yields and a decrease in expected future inflation. This has been offset by actual inflation over the period being higher than assumed and an update to the allowance for members taking transfer values, which reflects the reduced number of transfers being taken from the DB Plan over recent years.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The amount of employer contributions expected to be paid to our defined benefit plans during the years to December 31, 2035 is set out below (in thousands):

Years ending December 31:
2026	$6,219
2027	$6,579
2028	$6,768
2029	$4,101
2030	$104
Thereafter to December 31, 2035	$938

The amounts included in the consolidated balance sheets arising from our obligations in respect of defined retirement benefit plans and post-employment benefits was as follows (in thousands):

	December 31,
	2025	2024
Present value of defined benefit obligations	$(147,587)	$(142,646)
Fair value of plan assets	147,273	132,216
Deficit recognized under non-current liabilities	$(314)	$(10,430)

Changes in the present value of defined benefit obligations were as follows (in thousands):

	December 31,
	2025	2024
Opening balance	$(142,646)	$(148,167)
Current service cost	(215)	(347)
Interest cost	(7,360)	(6,507)
Actuarial gain	2,392	2,655
Exchange differences	(10,452)	2,689
Benefits paid	7,352	7,031
Others	3,342	-
Ending balance	$(147,587)	$(142,646)

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Movements in fair value of plan assets were as follows (in thousands):

	December 31,
	2025	2024
Opening balance	$132,216	$137,725
Actual return on plan assets	9,941	(2,097)
Exchange differences	9,634	(2,368)
Contributions from the sponsoring companies	5,912	5,987
Benefits paid	(7,352)	(7,031)
Others	(3,078)	-
Ending balance	$147,273	$132,216

The actual return on plan assets consists of the following (in thousands):

	December 31,
	2025	2024	2023
Expected return on plan assets	$8,519	$7,954	$6,977
Actuarial gain (loss) on plan assets	1,422	(10,051)	2,319
Actual return on plan assets	$9,941	$(2,097)	$9,296

Information for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (in thousands):

	December 31,
	2025	2024
Accumulated benefit obligation	$147,465	$141,831
Fair value of plan assets	$147,273	$132,216

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

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The analysis of the plan assets and the expected rate of return at the reporting date were as follows (in thousands):

	December 31, 2025		December 31, 2024
	Expected rate	Fair value of	Expected rate	Fair value of
	of return %	asset	of return %	asset
Mutual funds
DGFs	8.1	$68,228	8.4	$61,872
LDI funds	4.9	48,618	4.9	41,800
Bond funds	5.2	29,352	4.9	27,286
Equities	-	-	1.7	369
Other assets	5.2	1,075	3.8	889
Total		$147,273		$132,216

The aggregated asset categorization for the plans were as follows (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Mutual funds:
DGFs	$68,228	$-	$-	$68,228
LDI funds	48,618	-	-	48,618
Bond funds	29,352	-	-	29,352
Other assets	1,075	-	-	1,075
Total	$147,273	$-	$-	$147,273

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Mutual funds:
DGFs	$61,872	$-	$-	$61,872
LDI funds	41,800	-	-	41,800
Bond funds	27,286	-	-	27,286
Equities	369	-	-	369
Other assets	519	62	308	889
Total	$131,846	$62	$308	$132,216

Other assets primarily represent insurance contracts. The fair value is estimated, based on the underlying defined benefit obligation assumed by the insurers.

Movements in fair value of Level 3 assets were as follows (in thousands):

	December 31,
	2025	2024
Opening balance	$308	$337
Actual return on plan assets	-	11
Exchange differences	-	(77)
Others	(308)	-
Contributions from the sponsoring companies	-	37
Ending balance	$-	$308

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

20.	Stock-based compensation

Management Incentive Plan

During October 2018, Legacy Expro’s board of directors approved the Management Incentive Plan (“MIP”) which was comprised of (a) stock options to non-executive directors and key management personnel and (b) restricted stock units. The outstanding awards under the MIP were assumed by the Company in connection with the business combination between Legacy Expro and Frank’s International N.V., which was renamed Expro Group Holdings N.V. (the “Merger”).

MIP Stock options

Stock options issued under the MIP vested over a three- or four-year vesting period as defined in the award agreement, subject to the fulfilment of continued service and a performance condition related to the occurrence of a Liquidity Event (as defined in the MIP). Additionally, a portion of the management options were subject to performance conditions linked to an internal rate of return.

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

The Company recognized no expense related to the MIP stock options during the years ended December 31, 2025 and 2024 and stock-based compensation expense of $0.9 million during the year ended December 31, 2023. As of December 31, 2025, there was no unrecognized stock compensation expense relating to MIP stock options.

As of December 31, 2025, 2024 and 2023, there were 2.7 million, 2.7 million and 2.9 million, respectively, MIP stock options issued and outstanding with a weighted average exercise price of $17.16, $17.16 and $17.17, respectively. There were no stock options granted during 2023, 2024, or 2025 and there are no plans to grant stock options in 2026. During the year ended December 31, 2025 there were no options exercised, forfeited or expired. As of December 31, 2025, there were 2.7 million exercisable MIP stock options with a weighted average exercise price of $17.16 per option.

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. There were no options exercised in 2025 and the total intrinsic value of options exercised was $1.0 million and $1.8 million during 2024 and 2023, respectively. As of December 31, 2025, options outstanding and exercisable had no intrinsic value and a weighted-average remaining life of 2.1 years.

The key assumptions used to estimate the fair value of the MIP stock options were as follows:

Risk free interest rate	0.04%
Expected volatility	55%
Dividend yield	0.0%
Stock price on valuation date	$18.90

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

Expro Group Holdings N.V. Long-Term Incentive Plan

Effective May 25, 2022, the Expro Group Holdings N.V. 2022 Long-Term Incentive Plan (the “2022 LTIP” plan) was adopted and established by the Board and approved by the Company’s stockholders. Pursuant to the 2022 LTIP, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other types of equity and cash incentive awards may be granted to employees, non-employee directors and consultants. The LTIP expires after 10 years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our Board terminates the plan. There are approximately 13.2 million shares of common stock reserved for issuance under the LTIP. As of December 31, 2025, approximately 6.2 million shares remained available for issuance.

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

Stock-based compensation expense relating to LTIP RSUs was $20.2 million, $18.2 million and $13.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. The total fair value of LTIP RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $18.4 million, $13.8 million and $11.1 million respectively. As of December 31, 2025, unrecognized stock compensation expense relating to LTIP RSUs totaled approximately $27.7 million, which will be expensed over a weighted average period of 1.3 years.

The following is a summary of RSU information and weighted-average grant-date fair values for Expro’s LTIP RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	1,484,198	$17.51
Granted	940,176	19.07
Vested	(640,145)	17.37
Forfeited	(67,415)	18.07
Non-vested at December 31, 2023	1,716,814	18.39
Granted	1,345,933	19.50
Vested	(761,726)	18.05
Forfeited	(59,859)	18.67
Non-vested at December 31, 2024	2,241,162	19.15
Granted	2,236,425	10.38
Vested	(989,626)	18.62
Forfeited	(167,033)	14.61
Non-vested at December 31, 2025	3,320,928	$13.63

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

In 2025, we granted 444,389 PRSUs (“Target Level”) which have a performance period of the three-year period from January 1, 2025 to December 31, 2025 and a single three-year achievement period for the same time period. In 2024, we granted 308,412 PRSUs which have a performance period of the three-year period from January 1, 2024 to December 31, 2026 and a single three-year achievement period for the same time period. In 2023, we granted 260,762 PRSUs (“Target Level”) which have a performance period of the three-year period from January 1, 2023 to December 31, 2025 and a single three-year achievement period for the same time period.

The weighted average assumptions for the PRSUs granted in 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Total expected term (in years)	2.80	2.86	2.85
Expected volatility	51.5%	58.0%	65.7%
Risk-free interest rate	4.08%	4.53%	4.56%
Correlation range	42.5% to 70.8%	42.7% to 70.4%	48.7% to 76.2%

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

Stock-based compensation expense related to PRSUs was $7.7 million, $7.4 million and $5.0 million, respectively, for the years ended December 31, 2025, 2024 and 2023. The total fair value of PRSUs vested during the years ended December 31, 2025, 2024 and 2023, was $8.0 million, $0.8 million and $0.5 million respectively. As of December 31, 2025, unrecognized stock compensation expense relating to PRSUs totaled approximately $8.3 million, which will be expensed over a weighted average period of 1.2 years.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

The following is a summary of PRSU information and weighted-average grant-date fair values for Expro’s PRSUs:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value
Non-vested at December 31, 2022	386,512	$24.00
Granted	260,762	33.03
Vested	(18,222)	26.63
Forfeited	(14,471)	20.55
Non-vested at December 31, 2023	614,581	27.83
Granted	308,412	26.00
Vested	(24,583)	31.22
Non-vested at December 31, 2024	898,410	27.11
Granted	444,389	16.63
Vested	(343,707)	23.34
Forfeited	(34,158)	17.85
Non-vested at December 31, 2025	964,934	$23.96

Employee Stock Purchase Plan

As of July 1, 2023, the Expro Group Holdings N.V. 2023 Employee Stock Purchase Program (“ESPP”) was effective. Under the ESPP eligible employees have the right to purchase shares of common stock at the lesser of (i) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the first day of the option period, or (ii) 85% of the last reported sale price of our common stock on the last trading date immediately preceding the last day of the option period. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. We have reserved 5.0 million shares of our common stock for issuance under the ESPP; of which 4.6 million shares were available for issuance as of December 31, 2025. Effective  July 1, 2024, the Sharesave Scheme (UK) was established as a sub-plan under the authority of Expro Group Holdings N.V. 2023 Employee Stock Purchase Program taking into account local taxation laws.

For the years ended December 31, 2025, 2024 and 2023, we recognized $1.2 million, $0.7 million and $0.4 million of compensation expense related to stock purchased under the ESPP, respectively.

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

The calculation of basic and diluted earnings (loss) per share attributable to the Company stockholder for years ended  December 31, 2025, 2024 and 2023 respectively, are as follows (in thousands, except shares outstanding and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$51,686	$51,918	$(23,360)

Basic weighted average number of shares outstanding	114,997	114,762	109,161
Effect of dilutive securities:
Unvested restricted stock units	717	797	-
ESPP shares	35	11	-
Stock options	-	260	-
Diluted weighted average number of shares outstanding	115,749	115,830	109,161

Total basic earnings (loss) per share	$0.45	$0.45	$(0.21)
Total diluted earnings (loss) per share	$0.45	$0.45	$(0.21)

For the years ended December 31, 2025 and 2024, approximately 4.9 million and 1.8 million outstanding equity awards, respectively, were excluded because the exercise price exceeded the average market price of the Company's common stock. For the years ended December 31, 2023, the Company excluded all outstanding equity awards from the computation of diluted loss per share because their effect is antidilutive.

22.	Related party transactions

Our related parties consist primarily of CETS and PVD-Expro, the two companies in which we exert significant influence. During the years ended December 31, 2025, 2024 and 2023, we provided goods and services to related parties totaling $2.8 million, $7.6 million and $13.0 million, respectively. During the years ended December 31, 2025, 2024 and 2023, we received services from related parties totaling $0.1 million, $0.1 million and $1.1 million respectively.

Additionally, we entered into various operating lease agreements to lease facilities with affiliated companies. Rent expense associated with our related party leases was less than $0.1 million, $0.3 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Further, during the years ended December 31, 2025, 2024 and 2023, we received dividends from CETS totaling $10.9 million, $8.2 million and $8.3 million, respectively.

As of December 31, 2025 and 2024, amounts receivable from related parties were $0.9 million and $0.8 million, respectively, and amounts payable to related parties were nil and less than $0.1 million as of December 31, 2025 and 2024, respectively.

EXPRO GROUP HOLDINGS N.V.
Notes to the Consolidated Financial Statements

23.	Supplemental Cash Flow

Supplemental disclosure of cash flow information includes the following for the years ended  December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes net of refunds	$(54,549)	$(39,250)	$(44,268)
Cash paid for interest, net	(18,615)	(11,871)	(2,177)
Change in accounts payable and accrued expenses related to capital expenditures	(4,470)	(2,311)	(7,926)

Upon adoption of ASU 2023-09, Improvement of Income Tax Disclosure, as described in Note 2, Basis of presentation and significant accounting policies, cash paid for income taxes, net of refunds during the year ended  December 31, 2025 was as follow (in thousands):

Year Ended December 31,
2025
Netherlands	$1,797
Algeria	8,066
Guyana	7,291
Congo	4,805
Angola	2,958
Saudi Arabia	7,342
Others	22,290
Total cash paid for income taxes, net of refunds	$54,549

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2025, at the reasonable assurance level.

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

Our management with the participation of the CEO and CFO conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Control Over Financial Reporting

As of December 31, 2025 management has concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Securities Trading Arrangements with Officers and Directors

During the three months ended  December 31, 2025 no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2025.

Item 11. Executive Compensation

Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2025.

Item 14. Principal Accounting Fees and Services

Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)         Financial Statements

Our consolidated financial statements are included under Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. For a listing of these statements and accompanying footnotes, see “Index to Consolidated Financial Statements” at page 44.

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

*†10.4	First Amendment to Amended and Restated Executive Employment Agreement, effective as of January 1, 2026, by and between Expro Americas, LLC, Expro Group Holdings N.V., and Michael Jardon.
†10.5	Separation Agreement and Release, effective July 1, 2025, by and between Quinn P. Fanning and Expro Group Holdings N.V. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on October 23, 2025).
†10.6	Letter agreement, dated May 6, 2025, with Sergio Maiworm (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on July 29, 2025).
†10.7	Service Agreement, dated as of March 24, 2023, by and between Expro Overseas Inc. (Dubai Branch) and Alistair George Sinclair Geddes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on March 27, 2023).
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

†10.16	Expro Group Holdings N.V. 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration on Form S-8 (File No. 333-266018), filed on July 5, 2022).
†10.17	Expro Group Holdings N.V. 2022 Long-Term Incentive Plan Restricted Stock Unit Agreement (Non-Executive Director Form) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053) filed on November 3, 2022).
†10.18	Expro Group Holdings N.V. Long-Term Incentive Plan Restricted Stock Unit Agreement (2023 Time Based Form) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 4, 2023).
†10.19

Expro Group Holdings N.V. Long-Term Incentive Plan Restricted Stock Unit Agreement (2023 Performance Based Form) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 4, 2023).

†10.20

Frank’s International N.V. Executive Amended and Restated U.S. Executive Change-in-Control Severance Plan, dated January 21, 2019 (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 25, 2019).

†10.21

First Amendment to the Frank’s International N.V. Amended and Restated U.S. Executive Change-in-Control Severance Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-36053), filed on May 4, 2021).

†10.22

Amendment One to the Frank’s International N.V. Amended and Restated U.S. Executive Change-in-Control Severance Plan, dated October 1, 2021 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).

*†10.23	Amendment One to the Expro Group Holdings N.V. Amended and Restated U.S. Executive Change-in-Control Severance Plan, effective January 1, 2026.
†10.24

Form of Frank’s International N.V. Amended and Restated U.S. Executive Change-in-Control Severance Plan Participation Agreement including Confidentiality and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).

*†10.25	Form of Expro Group Holdings N.V. Amended and Restated U.S. Executive Change-in-Control Severance Plan Participation Agreement including Confidentiality and Restrictive Covenant Agreement (2025 Form).
†10.26	Frank’s International N.V. U.S. Executive Retention and Severance Plan, dated January 21, 2019 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K (Filed No. 001-36053), filed on February 25, 2019).
†10.27

Amendment One to the Frank’s International N.V. U.S. Executive Retention and Severance Plan, dated October 1, 2021 (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).

*†10.28	Amendment One to the Expro Group Holdings N.V. U.S. Executive Retention and Severance Plan, effective January 1, 2026.
†10.29

Form of Expro Group Holdings N.V. U.S. Executive Retention and Severance Plan Participation Agreement including Confidentiality and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K (File No. 001-36053), filed on March 8, 2022).

*†10.30	Form of Expro Group Holdings N.V. U.S. Executive Retention and Severance Plan Participation Agreement including Confidentiality and Restrictive Covenant Agreement (2025 Form).
*19.1	Expro Group Holdings N.V. Insider Trading Policy.
*21.1	List of Subsidiaries of Expro Group Holdings N.V.
*23.1	Consent of Deloitte & Touche LLP
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
†97.1	Expro Group Holdings N.V. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K (file No. 001-36053), filed on February 21, 2024).
*101.1

The following materials from Expro’s Annual Report on Form 10-K for the period ended December 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

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

		By:	Expro Group Holdings N.V.
(Registrant)

Date:	February 19, 2026	By:	/s/ Sergio L. Maiworm, Jr.
Sergio L. Maiworm, Jr.
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2026.

Signature	Title

/s/ Michael Jardon	President and Chief Executive Officer and Director
Michael Jardon	(Principal Executive Officer)

/s/ Sergio L. Maiworm, Jr.	Chief Financial Officer
Sergio L. Maiworm, Jr.	(Principal Financial Officer)

/s/ Michael Bentham	Principal Accounting Officer
Michael Bentham

/s/ Robert W. Drummond	Chairman of the Board
Robert W. Drummond

/s/ Eitan Arbeter	Director
Eitan Arbeter

/s/ Lisa L. Troe	Director
Lisa L. Troe

/s/ Brian Truelove	Director
Brian Truelove

/s/ Frances M. Vallejo	Director
Frances M. Vallejo

/s/ Eileen G. Whelley	Director
Eileen G. Whelley