Form 10-Q
period 2026-03-31
EXPRO GROUP HOLDINGS N.V.
filed 2026-05-05
CIK 1575828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934

For the quarterly period ended March 31, 2026

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

As of April 28, 2026, there were 113,395,283 shares of common stock, €0.06 nominal value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Expro Group Holdings N.V.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Total revenue	$367,573	$390,872
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization expense	(297,614)	(305,492)
General and administrative expense, excluding depreciation and amortization expense	(17,894)	(21,814)
Depreciation and amortization expense	(45,395)	(45,421)
Merger and integration expense	(288)	(1,740)
Severance and other expense	(3,226)	(6,082)
Total operating cost and expenses	(364,417)	(380,549)
Operating income	3,156	10,323
Other income, net	347	1,654
Interest and finance expense, net	(1,551)	(3,451)
Income before taxes and equity in income of joint ventures	1,952	8,526
Equity in income of joint ventures	3,231	3,706
Income before income taxes	5,183	12,232
Income tax (expense) benefit	(6,217)	1,716
Net (loss) income	$(1,034)	$13,948

(Loss) earnings per common share:
Basic	$(0.01)	$0.12
Diluted	$(0.01)	$0.12
Weighted average common shares outstanding:
Basic	113,624,307	116,217,794
Diluted	113,624,307	116,929,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(1,034)	$13,948
Other comprehensive loss:
Amortization of prior service credit	(61)	(61)
Other comprehensive loss	(61)	(61)
Comprehensive (loss) income	$(1,095)	$13,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)

	March 31,	December 31,
	2026	2025
Assets:
Current assets
Cash and cash equivalents	$170,738	$196,093
Restricted cash	35	1,380
Accounts receivable, net	492,189	477,026
Inventories	168,073	167,895
Income tax receivables	40,437	31,654
Other current assets	92,658	86,287
Total current assets	964,130	960,335

Property, plant and equipment, net	509,938	523,157
Investments in joint ventures	77,169	78,706
Intangible assets, net	240,499	251,329
Goodwill	348,558	348,558
Operating lease right-of-use assets	78,618	72,777
Non-current accounts receivable, net	7,432	7,432
Post-retirement benefits	1,502	-
Other non-current assets	17,056	17,141
Total assets	$2,244,902	$2,259,435

Liabilities and stockholders’ equity:
Current liabilities
Accounts payable and accrued liabilities	$273,405	$268,588
Income tax liabilities	57,093	51,111
Finance lease liabilities	1,591	2,359
Operating lease liabilities	19,223	18,225
Other current liabilities	101,283	103,379
Total current liabilities	452,595	443,662

Long-term borrowings	79,065	79,065
Deferred tax liabilities, net	17,730	19,513
Post-retirement benefits	-	314
Non-current finance lease liabilities	12,831	12,762
Non-current operating lease liabilities	59,641	56,103
Uncertain tax positions	72,062	77,890
Other non-current liabilities	35,554	36,003
Total liabilities	729,478	725,312

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, €0.06 nominal value, 200,000 shares authorized, 122,589 and 122,384 shares issued	8,570	8,559
Treasury stock (at cost) 9,198 and 8,823 shares	(135,860)	(127,137)
Additional paid-in capital	2,101,285	2,110,177
Accumulated other comprehensive income	17,992	18,053
Accumulated deficit	(476,563)	(475,529)
Total stockholders’ equity	1,515,424	1,534,123
Total liabilities and stockholders’ equity	$2,244,902	$2,259,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(1,034)	$13,948
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	45,395	45,421
Equity in income of joint ventures	(3,231)	(3,706)
Stock-based compensation expense	7,274	6,968
Elimination of unrealized loss on sales to joint ventures	107	-
Deferred taxes	(1,784)	(12,934)
Unrealized foreign exchange loss (gain)	120	(1,209)
Changes in assets and liabilities:
Accounts receivable, net	(16,652)	37,828
Inventories	(177)	(5,026)
Other assets	(6,304)	(9,868)
Accounts payable and accrued liabilities	11,468	(38,370)
Other liabilities	(2,547)	13,391
Income taxes, net	(8,628)	(3,983)
Dividends received from joint ventures	4,662	-
Other	(3,385)	(951)
Net cash provided by operating activities	25,284	41,509

Cash flows from investing activities:
Capital expenditures	(25,764)	(33,112)
Net cash used in investing activities	(25,764)	(33,112)

Cash flows from financing activities:
Cash pledged for collateral deposits, net	-	(415)
Repurchase of common stock	(19,998)	(10,020)
Payment of withholding taxes on stock-based compensation plans	(4,880)	(2,588)
Repayment of financed insurance premium	-	(1,739)
Repayments of finance leases	(518)	(342)
Net cash used in financing activities	(25,396)	(15,104)

Effect of exchange rate changes on cash and cash equivalents	(824)	2,218
Net decrease to cash and cash equivalents and restricted cash	(26,700)	(4,489)
Cash and cash equivalents and restricted cash at beginning of period	197,473	184,663
Cash and cash equivalents and restricted cash at end of period	$170,773	$180,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Three Months Ended March 31, 2025
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2025	116,295	$8,488	$(83,420)	$2,079,161	$14,470	$(527,215)	$1,491,484
Net Income	-	-	-	-	-	13,948	13,948
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	6,968	-	-	6,968
Common shares issued upon vesting of share-based awards	1,031	58	-	793	-	-	851
Treasury shares withheld	(304)	-	(3,425)	-	-	-	(3,425)
Acquisition of common stock	(994)	-	(10,020)	-	-	-	(10,020)
Balance at March 31, 2025	116,028	$8,546	$(96,865)	$2,086,922	$14,409	$(513,267)	$1,499,745

	Three Months Ended March 31, 2026
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2026	113,561	$8,559	$(127,137)	$2,110,177	$18,053	$(475,529)	$1,534,123
Net loss	-	-	-	-	-	(1,034)	(1,034)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	7,274	-	-	7,274
Common stock issued upon vesting of share-based awards	204	11	-	1,484	-	-	1,495
Treasury stock issued upon vesting of share-based awards	1,208	-	17,650	(17,650)	-	-	-
Treasury shares withheld	(372)	-	(6,375)	-	-	-	(6,375)
Acquisition of common stock	(1,210)	-	(19,998)	-	-	-	(19,998)
Balance at March 31, 2026	113,391	$8,570	$(135,860)	$2,101,285	$17,992	$(476,563)	$1,515,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Business description

With roots dating to 1938, Expro Group Holdings N.V. (the “Company,” “Expro,” “we,” “our” or “us”) is a global provider of energy services with operations in over 60 countries. The Company’s portfolio of capabilities includes products and services related to well construction, well flow management, subsea well access, and well intervention and integrity. The Company’s portfolio of products and services enhance production and improve recovery across the well lifecycle, from exploration through abandonment.

On October 30, 2025, the Company’s Board of Directors (the “Board”) approved a new stock repurchase program, pursuant to which the Company is authorized to acquire up to $100.0 million of its outstanding common stock from October 30, 2025 through December 31, 2026 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements and the constraints specified in the Stock Repurchase Program, along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. During the three months ended March 31, 2026, the Company repurchased approximately 1.2 million shares at an average price of $16.52 per share, for a total cost of approximately $20.0 million. During the three months ended March 31, 2025, the Company repurchased approximately 1.0 million shares at an average price of $10.08 per share, for a total cost of approximately $10.0 million.

On April 1, 2026, the Company announced that its Board of Directors has unanimously approved a plan to change its corporate domicile from the Netherlands to the Cayman Islands (the "Proposed Redomicile"). Subject to shareholder approval, the Proposed Redomicile will be effected through a series of transactions, including a cross-border legal merger whereby Expro Group Holdings N.V. will merge with and into its subsidiary, Expro Luxembourg S.A., followed as soon as practicable thereafter by a merger of Expro Luxembourg S.A. with and into Expro Ltd ("Expro Cayman"), a newly-formed Cayman Islands exempted company. The transaction date is planned to be effective retrospectively on January 1, 2026.

Upon completion of these transactions, Expro Cayman will become the new parent company of the Expro group. Each outstanding share of common stock of Expro Group Holdings N.V. ("Expro Common Stock") will be automatically converted into one ordinary share of Expro Cayman ("Expro Cayman Ordinary Shares"). Expro Common Stock is expected to continue trading on the New York Stock Exchange ("NYSE") up to and including the effective date. Following completion, the Expro Cayman Ordinary Shares are expected to be listed on the NYSE, continuing under the existing ticker symbol "XPRO". The Proposed Redomicile is designed to ensure the Company's shares will trade uninterrupted.

The Proposed Redomicile is subject to conditions, including approval by the Company's shareholders. The shareholder vote is expected to be conducted at the Company’s 2026 annual meeting of shareholders, which is anticipated to occur in June 2026.

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

The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim consolidated financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in our most recent Annual Report on Form 10-K for the year ended  December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 19, 2026 (the “Annual Report”).

In the opinion of management, these unaudited condensed consolidated financial statements, which are prepared in accordance with the rules of the SEC and U.S. GAAP for interim financial reporting, included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2026, the results of our operations for the three months ended March 31, 2026 and 2025 and our cash flows for the three months ended March 31, 2026 and 2025. Such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2026 or for any other period.

The unaudited condensed consolidated financial statements have been prepared on an historical cost basis using the United States dollar (“$” or “U.S. dollar”) as the reporting currency.

Significant accounting policies

Refer to Note 2 “Basis of presentation and significant accounting policies” of our consolidated financial statements as of and for the year ended December 31, 2025, which are included in our most recent Annual Report for a discussion of our significant accounting policies. There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our consolidated financial statements as of and for the year ended  December 31, 2025.

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

On May 4, 2026, Expro announced that it had agreed to acquire Norway-based Enhanced Drilling (“Enhanced Well Technologies Group AS”), a technology leader in managed pressure drilling (“MPD”) solutions. The Headline Price as defined in the agreement is approximately 2 billion NOK or $215.0 million, subject to customary purchase price adjustments. The consideration to be paid at closing includes cash on hand and borrowings under the revolving credit facility.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	Fair value measurements

Recurring Basis

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2026 and December 31, 2025, were as follows (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$7,432	$-	$7,432
Liabilities:
Contingent consideration	-	-	9,313	9,313
Long-term borrowings	-	79,065	-	79,065
Finance lease liabilities	-	14,422	-	14,422

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$7,432	$-	$7,432
Liabilities:
Contingent consideration	-	-	9,470	9,470
Long-term borrowings	-	79,065	-	79,065
Finance lease liabilities	-	15,121	-	15,121

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

The following tables present our revenue, significant segment expenses and Segment EBITDA disaggregated by our operating segments and reconciliation to income before income taxes (in thousands):

	Three Months Ended March 31, 2026
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$128,183	$113,919	$81,663	$43,808	$367,573
Compensation and related cost	(55,257)	(47,033)	(30,407)	(19,953)
Cost of product, materials, and supplies	(32,439)	(23,889)	(20,290)	(12,568)
Other (1)	(14,550)	(11,492)	(7,399)	(4,091)
Total Segment EBITDA	$25,937	$31,505	$23,567	$7,196	$88,205
Corporate costs (2)					(28,527)
Equity in income of joint ventures					3,231
Depreciation and amortization expense					(45,395)
Merger and integration expense					(288)
Severance and other expense					(3,226)
Stock-based compensation expense					(7,274)
Foreign exchange loss					(339)
Other income, net					347
Interest and finance expense, net					(1,551)
Income before income taxes					$5,183

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2025
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$134,278	$112,373	$93,554	$50,667	$390,872
Compensation and related cost	(54,314)	(43,835)	(32,792)	(20,372)
Cost of product, materials, and supplies	(35,610)	(28,982)	(19,989)	(14,458)
Other (1)	(13,968)	(10,368)	(6,605)	(4,975)
Total Segment EBITDA	$30,386	$29,188	$34,168	$10,862	$104,604
Corporate costs (2)					(32,082)
Equity in income of joint ventures					3,706
Depreciation and amortization expense					(45,421)
Merger and integration expense					(1,740)
Severance and other expense					(6,082)
Stock-based compensation expense					(6,968)
Foreign exchange loss					(1,988)
Other expense, net					1,654
Interest and finance expense, net					(3,451)
Income before income taxes					$12,232

(1)	Other segment expenses consists primarily of facilities, sales and purchase tax, motor vehicles, insurance, professional and other costs.
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

	March 31,	December 31,
	2026	2025
NLA	$788,483	$801,318
ESSA	560,720	569,518
MENA	381,139	391,038
APAC	197,303	200,786
Assets held centrally	317,257	296,775
Total	$2,244,902	$2,259,435

The following table presents our capital expenditures disaggregated by our operating segments (in thousands):

	Three Months Ended March 31,
	2026	2025
NLA	$5,929	$16,163
ESSA	3,488	7,090
MENA	8,023	5,717
APAC	2,976	3,357
Assets held centrally	5,348	785
Total	$25,764	$33,112

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	Revenue

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by geography, as disclosed in Note 5 “Business segment reporting,” as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Additionally, we disaggregate our revenue into main areas of capabilities.

The following table sets forth the total amount of revenue by main area of capabilities as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Well construction	$122,605	$130,413
Well management	244,968	260,459
Total	$367,573	$390,872

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

Contract balances consisted of the following as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Trade receivable, net (included within accounts receivable, net)	$337,429	$319,288
Unbilled receivables (included within accounts receivable, net)	$162,192	$154,833
Contract assets (included within accounts receivable, net)	$-	$10,337
Deferred revenue (included within other liabilities)	$21,732	$17,132

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

The Company recognized revenue of $2.3 million and $1.2 million during the three months ended March 31, 2026 and 2025, respectively, out of the deferred revenue balance as of the beginning of the applicable period.

As of March 31, 2026, $20.9 million of our deferred revenue was classified as current and is included in “Other current liabilities” on the unaudited condensed consolidated balance sheets, with the remainder classified as non-current and included in “Other non-current liabilities” on the unaudited condensed consolidated balance sheets.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

Transaction price allocated to remaining performance obligations

Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. We have elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less and for our long-term contracts we have a right to consideration from customers in an amount that corresponds directly with the value to the customer of the performance completed to date. With respect to our long-term construction contracts, revenue allocated to remaining performance obligations is immaterial as of March 31, 2026.

7.	Income taxes

For interim financial reporting, the annual tax rate is based on pre-tax income (loss) before equity in income of joint ventures. We have historically calculated the income tax expense/(benefit) during interim reporting periods by applying a full year estimated Annual Effective Tax Rate (“AETR”) to income (loss) before income taxes, excluding infrequent or unusual discrete items, for the reporting period. For the three months ended March 31, 2026, we concluded, consistent with prior periods, that using an AETR would not provide a reliable estimate of income taxes due to the forecasting methodology used to project income (loss) before income taxes, resulting in significant changes in the estimated AETR. Thus, we concluded to use a discrete effective tax rate, which treats the year-to-date period as an annual period, to calculate income taxes for the three months ended March 31, 2026.

Our effective tax rates was 318.5% for the three months ended March 31, 2026, and was (20.1% for the three months ended March 31, 2025.

Our effective tax rate was driven primarily by the mix of taxable income between jurisdictions with different tax regimes, in particular in our MENA and ESSA regions and jurisdictions subject to deemed profit taxes. The initial recognition of deferred taxes related to the Coretrax Acquisition reduced our effective tax rate in the first quarter of 2025 and was not repeated in the first quarter of 2026.

Impact of the One Big Beautiful Bill Act (OBBBA)

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing various changes to U.S. federal tax law. We did not experience a material impact from the OBBBA for the three months ended March 31, 2026 or the fiscal year ended  December 31, 2025.

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

The carrying value of our investment in joint ventures as of March 31, 2026, and December 31, 2025, was as follows (in thousands):

	March 31,	December 31,
	2026	2025
CETS	$75,031	$76,825
PVD-Expro	2,138	1,881
Total	$77,169	$78,706

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	Accounts receivable, net

Accounts receivable, net consisted of the following as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Accounts receivable	$522,652	$506,422
Less: Expected credit losses	(23,031)	(21,964)
Total	$499,621	$484,458

Current	492,189	477,026
Non – current	7,432	7,432
Total	$499,621	$484,458

10.	Inventories

Inventories consisted of the following as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Finished goods	$16,455	$13,200
Raw materials, equipment spares and consumables	144,827	149,958
Work-in-progress	6,791	4,737
Total	$168,073	$167,895

11.	Other assets and liabilities

Other assets consisted of the following as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Prepayments	$47,191	$44,031
Value-added tax receivables	33,919	33,115
Collateral deposits	1,163	1,163
Deposits	11,290	10,963
Other	16,151	14,156
Total	$109,714	$103,428

Current	92,658	86,287
Non – current	17,056	17,141
Total	$109,714	$103,428

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

Other liabilities consisted of the following as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Deferred revenue	$21,732	$17,132
Other tax and social security	33,377	32,751
Provisions	50,673	57,058
Contingent consideration liabilities	9,313	9,470
End of service benefits	15,674	15,883
Other	6,068	7,088
Total	$136,837	$139,382

Current	101,283	103,379
Non – current	35,554	36,003
Total	$136,837	$139,382

12.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Accounts payable – trade	$128,676	$101,334
Payroll, vacation and other employee benefits	33,684	44,311
Accruals for goods received not invoiced	12,508	15,431
Other accrued liabilities	98,537	107,512
Total	$273,405	$268,588

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

13.	Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Cost:
Land	$22,176	$22,176
Land improvements	3,403	3,352
Buildings and lease hold improvements	109,623	108,857
Plant and equipment	1,237,624	1,221,892
	1,372,826	1,356,277
Less: Accumulated depreciation	(862,888)	(833,120)
Total	$509,938	$523,157

The carrying amount of our property, plant and equipment recognized in respect of assets held under finance leases as of March 31, 2026 and December 31, 2025 and included in amounts above is as follows (in thousands):

	March 31,	December 31,
	2026	2025
Cost:
Buildings	$20,344	$20,344
Plant and equipment	3,299	3,299
	23,643	23,643
Less: Accumulated amortization	(14,249)	(13,694)
Total	$9,394	$9,949

Depreciation expense relating to property, plant and equipment, including assets under finance leases, was $32.5 million and $32.6 million for the three months ended March 31, 2026 and 2025, respectively.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

14.	Intangible assets, net

The following table summarizes our intangible assets comprising of Customer Relationships & Contracts (“CR&C”), Trademarks, Technology and Software as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026			December 31, 2025			March 31, 2026
	Gross carrying amount	Accumulated impairment and amortization	Net book value	Gross carrying amount	Accumulated impairment and amortization	Net book value	Weighted average remaining life (years)
CR&C	$302,605	$(198,344)	$104,261	$302,605	$(191,639)	$110,966	7.1
Trademarks	64,244	(47,335)	16,909	64,244	(46,096)	18,148	4.2
Technology	229,022	(114,230)	114,792	229,022	(110,527)	118,495	10.0
Software	27,440	(22,903)	4,537	25,356	(21,636)	3,720	1.0
Total	$623,311	$(382,812)	$240,499	$621,227	$(369,898)	$251,329	8.1

Amortization expense for intangible assets was $12.9 million for the three months ended March 31, 2026, and $12.8 million for the three months ended March 31, 2025, respectively.

The following table summarizes the intangible assets which were acquired pursuant to the Coretrax Acquisition (in thousands):

	Acquired Fair Value	Weighted average life (years)
Coretrax:
CR&C	$45,883	13.0
Trademarks	5,251	5.0
Software	648	1.0
Technology	49,868	10-15
Total	$101,650	13.0

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

15.	Goodwill

Our reporting units are our operating segments which are NLA, ESSA, MENA and APAC.

The allocation of goodwill by operating segment as of March 31, 2026 and December 31, 2025 is as follows (in thousands):

	March 31,	December 31,
	2026	2025
NLA	$161,986	$161,986
ESSA	101,385	101,385
MENA	51,595	51,595
APAC	33,592	33,592
Total	$348,558	$348,558

The following table summarizes the goodwill by operating segment which were acquired pursuant to the Coretrax Acquisition (in thousands):

Coretrax
NLA	$21,557
ESSA	18,066
MENA	46,155
APAC	14,177
Total	$99,955

No impairment charges related to goodwill have been recorded during the three months ended March 31, 2026.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

16.	Interest bearing loans

New Credit Facility

On July 23, 2025, the Company and certain subsidiaries entered into a new senior secured credit facility (the “New Credit Facility”) with DNB Bank ASA, London Branch, as agent, and other lenders, in an aggregate principal amount of up to $500.0 million. This includes a $400.0 million revolving credit facility and a $100.0 million 364-day term bridge loan. The facility matures on July 30, 2029, and replaces the Company’s previous credit agreement dated October 1, 2021, as amended on October 6, 2023 (the “Prior Facility Agreement”).

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

Borrowings bear interest at a floating rate (subject to a 0.00% floor) plus a net leverage-linked margin ranging from 2.00% to 3.25%, or 2.75% for bridge loans. Utilization fees of up to 0.40% apply depending on usage levels, and unused commitments are subject to a commitment fee equal to 35% of the applicable margin.

The agreement includes customary affirmative and negative covenants, including limitations on asset sales, indebtedness, investments, distributions, and affiliate transactions. Financial covenants require a minimum interest coverage ratio of 3.5x and a total net leverage ratio cap of 2.75x, tested quarterly. Events of default include payment defaults, covenant breaches, misrepresentations, insolvency events, and revocation of guarantees. The agreement also contains cross-default provisions and requires prepayment in certain events such as asset sales, change of control, or illegality. We are in compliance with all our debt covenants as of  March 31, 2026

As of  March 31, 2026, we had $79.1 million of long-term borrowings outstanding under the New Credit Facility. The effective interest rate on our outstanding long-term borrowings was 8.9%. As of December 31, 2025, we had $79.1 million of long-term borrowings outstanding under the New Credit Facility, with effective interest rate of 7.5%. We utilized $74.4 million and $67.5 million of the New Credit Facility as of  March 31, 2026 and  December 31, 2025 respectively, for bonds and guarantees.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Commitments and contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. We entered into contractual commitments for the acquisition of property, plant and equipment totaling $56.8 million and $52.0 million as of  March 31, 2026 and December 31, 2025, respectively.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of March 31, 2026 and December 31, 2025. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

18.	Post-retirement benefits

Amounts recognized in the unaudited condensed consolidated statements of operations in respect of the defined benefit schemes were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Amortization of prior service credit	$61	$61
Interest cost	(2,012)	(1,854)
Expected return on plan assets	2,380	2,133
Total	$429	$340

The Company contributed $1.5 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively, to defined benefit schemes.

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

The calculation of basic and diluted earnings per share attributable to Company stockholders for the three months ended March 31, 2026 and 2025, respectively, are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(1,034)	$13,948

Basic weighted average number of shares outstanding	113,624	116,218
Effect of dilutive securities:
Unvested restricted stock units	-	693
ESPP shares	-	18
Diluted weighted average number of shares outstanding	113,624	116,929

Total basic earnings per share	$(0.01)	$0.12
Total diluted earnings per share	$(0.01)	$0.12

For the three months ended March 31, 2026, approximately 7.6 million outstanding equity awards were excluded from the computation of diluted loss per share as the effect would be anti-dilutive. For the three months ended March 31, 2025, approximately 2.0 million outstanding equity awards were excluded because the exercise price exceeded the average market price of the Company's common stock.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

20.	Related party disclosures

Our related parties consist primarily of CETS and PVD-Expro, the two companies in which we exert significant influence. During the three months ended March 31, 2026 and 2025, goods and services provided to related parties was $0.7 million and $0.3 million, respectively. During the three months ended March 31, 2026 and 2025, material goods and services received from related parties was immaterial for both periods.

Additionally, we entered into various operating lease agreements to lease facilities with affiliated companies. Rent expense associated with our related party leases was immaterial for both the three months ended March 31, 2026and 2025.

Further, we received dividends from CETS totaling $4.6 million during the three months ended March 31, 2026 and no dividends from CETS during the three months ended March 31, 2025.

As of  March 31, 2026 and December 31, 2025 amounts receivable from related parties were $2.0 million and $0.9 million, respectively, and amounts payable to related parties were immaterial for both periods.

21.	Stock-based compensation

Stock-based compensation expense relating to the Long-Term Incentive Plan (“LTIP”), including restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) for the three months ended March 31, 2026 was $6.8 million. Stock-based compensation expense relating to LTIP RSUs and PRSUs for the three months ended March 31, 2025 was $6.6 million.

During the three months ended March 31, 2026, 1,252,730 RSUs and 366,711 PRSUs were granted to employees and directors at a weighted average grant date fair value of $16.91 per RSU and $22.72 per PRSU.

During the three months ended March 31, 2026 and 2025, we recognized $0.4 million & $0.4 million, respectively, of compensation expense related to stock purchased under the ESPP and its sub-plans.

22.	Supplemental cash flow

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$16,440	$15,105
Cash paid for interest, net	$2,035	$2,474
Change in accounts payable and accrued expenses related to capital expenditures	$4,456	$6,969

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

Overview of Business

Working for clients across the entire well life cycle, we are a leading provider of energy services, offering cost-effective, innovative solutions and what we consider to be best-in-class safety and service quality. With roots dating to 1938, we have approximately 7,000 employees and provide services and solutions to leading exploration and production companies in both onshore and offshore environments in over 60 countries. Our extensive portfolio of capabilities spans well construction, well flow management, subsea well access, and well intervention and integrity solutions.

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

Commodity Prices and Market Conditions

Commodity Prices

According to the Energy Information Administration (“EIA”), average daily oil demand declined by 1.1 million b/d in the first quarter of 2026 compared with the previous quarter. Demand was also modestly lower – by 0.4 million b/d – compared to the full-year 2025 average, although, consumption remained higher than levels recorded in the first quarter of 2025. Global liquids demand is expected to grow by 0.6 million b/d in 2026 compared with 2025, with a further increase of 1.6 million b/d anticipated in 2027.

Brent crude prices rose sharply during the quarter following the onset of military action in the Middle East at the end of February. The resultant effective closure of the Strait of Hormuz, a critical petroleum export route, and the subsequent production shut-ins drove a rapid tightening of supply. Brent averaged $67/bbl in January before rising to an average of $103/bbl in March, with daily prices spiking near $128/bbl on April 2. This volatility was further evidenced following the April 7 ceasefire announcement, when Brent price dropped back below $100/bbl. The U.S. subsequently announced a blockade of Iranian ports and Brent prices have increased back to approximately $100/bbl and remain volatile.

Market Conditions

Prior to the outbreak of conflict in the Middle East, the global oil market in 2026 had been expected to remain oversupplied, with inventories building and prices declining steadily. The onset of hostilities has rapidly altered these dynamics. Significant volumes of production across the region have been shut-in, creating near-term market tightness and heightened price volatility. Although a two-week ceasefire was announced on April 7, disruptions to global oil markets are expected to persist through 2026. The resumption of production and the clearance of backlogs through the Strait of Hormuz will take time, and ongoing geopolitical uncertainty continues to support elevated prices. Against this backdrop, hydrocarbon demand continues to grow in the near to medium term, while energy security remains a key strategic priority for governments and operators, supporting continued investment across the industry. Over the longer term, geopolitical disruption events such as the current Middle East crisis could result in structural shifts towards greater energy independence and diversification of supply, although such transitions are expected to evolve gradually given the continued central role of hydrocarbons in the global energy system.

There are a number of market factors that have had, and may continue to have, an effect on our business, including:

•	The market for energy services and our business are substantially dependent on the price of oil and, to a lesser extent, the regional price of gas, which are both driven by market supply and demand. Changes in oil and gas prices impact customer willingness to spend on exploration and appraisal, development, production, and abandonment activities. The extent of the impact of a change in oil and gas prices on these activities varies extensively between geographic regions, types of customers, types of activities and the financial returns of individual projects.
•	Activity related to gas and liquified natural gas (“LNG”) production (and associated asset development) continues to grow as demand outpaces supply and long-term energy security remains an over-increasing priority. More broadly, the net-zero targets of many nations requires a transition to lower-carbon sources such as natural gas and LNG, resulting in increased investment in the production of the fuels.
•	International and offshore activity drives the majority growth throughout 2026. We also see an increased demand for services related to brownfield and production enhancement and infield development programs as operators strive to maximize their previous investments and maintain production with a lower carbon footprint. In addition, we have seen an increase in demand for production optimization technologies, especially in support of gas and LNG developments.
•	Expro remains selective in pursuing low-carbon opportunities that support operators’ drive for increased sustainability in their hydrocarbon production, including early-stage carbon capture and storage and flare reduction. While the broader trend toward decarbonization continues, our customers focus remains on energy security and returns driven by their core hydrocarbon businesses.

Outlook

The EIA states global liquids demand in 2026 is expected to average 104.6 million b/d, representing growth of 0.6 million b/d year-on-year. This is a downward revision from earlier expectations of 1.2 million b/d of growth. The revision reflects government-led fuel conservation initiatives, fuel shortages, and reduced refined product exports, particularly in Asia, which is more dependent on Middle Eastern supply. Demand is expected to rebound in 2027 as supply flows normalize later in 2026, with consumption forecast to rise by 1.6 million b/d to an average of 106.2 million b/d.

The EIA forecasts global liquids production to average 104.3 million b/d in 2026, down 2.0 million b/d from 2025. The decline reflects ongoing constraints on movements through the Strait of Hormuz, with the impact of the negotiated two-week ceasefire yet to be fully established. In March, Iraq, Saudi Arabia, Kuwait, the UAE, Qatar and Bahrain collectively shut in an estimated 7.5 million b/d of crude oil production, with shut-ins expected to rise to 9.1 million b/d in April. The EIA’s base case assumes the conflict does not persist beyond April, with traffic through the Strait gradually resuming thereafter. Under this assumption, shut-ins are forecast to fall to 6.7 million b/d in May and return close to pre-conflict levels by late 2026. Earlier assumptions had anticipated a one-month disruption to oil flows, peaking in March, with sufficient market supply keeping Brent below a $100/bbl monthly average if the conflict was resolved quickly. However, the prolonged closure of the Strait has driven sharp inventory drawdowns and higher shut-in volumes, prompting upward revisions to price forecasts. The potential for further escalation, including attacks on energy infrastructure, and uncertainty around the duration of disruptions are expected to sustain a significant risk premium in oil prices. Even once flows through the Strait resume, the normalization of tanker routes and trade flows is likely to be gradual, supporting elevated prices throughout this year and into 2027.

Based on these factors, the EIA expects Brent crude prices to rise from an average of $81/bbl in the first quarter of 2026 to a peak of $115/bbl, before easing to an average of $88/bbl by the fourth quarter. This implies a full-year 2026 average Brent price of $96/bbl.

Following publication of the EIA forecast, a ceasefire was announced on April 7, prompting a near-term easing in oil prices and a rally in equity markets. Brent prices declined by approximately $15/bbl. As a result, Rystad Energy lowered its 2026 average Brent forecast to approximately $87/bbl as the immediate panic premium eased. However, uncertainty remains high, with the U.S. announcing a blockade of Iranian ports and fundamental disagreements unresolved and the ceasefire fragile. Price risk remains skewed to the upside amid continued volatility with prices not expected to return to pre-conflict levels in the near term, as physical market tightness, supply chain disruptions and the gradual normalization of flows through the Strait of Hormuz continue to support a residual risk premium.

While operators remain cautious about committing to long-term investments in a volatile environment, oil prices sustained above the pre-conflict $65/bbl to $70/bbl floor are expected to support continued upstream spending. Investment is driven by both enduring hydrocarbon demand and the increasing emphasis on energy security, providing a supportive demand environment for Expro’s products and services.

In parallel, a supportive oil market and robust international gas prices are expected to drive increased activity, particularly in LNG-linked developments, through 2026. The EIA forecasts Henry Hub prices to average $3.67/MMBtu in 2026, up from $3.53/MMBtu in 2025, before easing slightly to $3.59/MMBtu in 2027. Higher expected prices reflect weather-driven volatility earlier in the year, strong LNG feedgas demand and slower production growth. U.S. gas prices have been largely insulated from Middle East disruptions due to high LNG export utilization, limiting the ability to export incremental volumes in the near term.

Rystad Energy’s March 5 outlook maintained largely unchanged gas price expectations for 2026, but subsequent updates have factored in escalating geopolitical risks. In its March 13 forecast, Rystad raised 2026 price expectations for TTF and Northeast Asian spot markets to $13.50/MMBtu and $14.00/MMBtu, respectively, with intra-year trading reaching around $25.00/MMBtu. The effective closure of the Strait of Hormuz, combined with infrastructure attacks, has resulted in the shutdown of significant LNG production capacity in Qatar and the UAE—equivalent to around 20% of global supply. Rystad’s base case assumes the Strait reopens in April with flows normalizing by May. Despite the relatively modest volume disruption to date, European and Asian gas prices have surged alongside oil prices, as oil-linked fuels remain the primary alternative for Asian buyers. As a result, natural gas continues to present ample opportunity for Expro as operators invest to support long-term energy diversification.

The conflict has reinforced the focus on energy security, accelerating operator interest in supply resilience and geographic diversification—trends expected to shape investment behavior through 2026 and beyond. Capital discipline and selective project sanctioning remain central, with offshore and deepwater developments continuing to offer attractive, lower-risk growth opportunities. These dynamics underpin demand for Expro’s well construction, well flow management and subsea well access services.

At the same time, brownfield optimization remains a growing priority as operators seek to enhance production from existing assets while minimizing capital risk. This creates opportunities across Expro’s well intervention and integrity, production optimization and digital product portfolios.

Overall, Expro expects a balanced 2026, characterized by early-year volatility linked to Middle East disruptions but underpinned by resilient deepwater and LNG-related activity. Activity levels are expected to strengthen in the second half of the year. Expro’s strong offshore and international positioning, combined with its production optimization capabilities, leaves the company well placed to manage near-term uncertainty and benefit from a gradual market recovery through 2026 and beyond.

The following provides an outlook for 2026 by our reporting segments based on data from Spears and Associates Inc:

NLA: Despite the unexpected spike in oil prices that has emerged since the start of fighting in the Persian Gulf, little change is anticipated to operators’ 2026 drilling, completion and production plans as they have been conditioned and incentivized to resist the urge to adjust planned capex in response to short-term price swings. Overall, North American drilling activity (>95% of which is land based) is forecast to hold steady in 2026 to average 561 active rigs, accounting for a total of around 14,700 wells (down 4% from 2025). Completion activity in the region is expected to slow by 3% in 2026, totaling about 11,300 frac jobs for the year. The current trend is expected to remain in place with 2026 seeing gains in the gas-centric rig count, while the oil rig count is projected to fall 8% year-over-year to an average of 408 active units. Central and South American rig activity is projected to increase by 5% compared to 2025, to average 141 active rigs, accounting for a total of almost 1,850 new wells. Onshore drilling in the region is forecast to increase 5% in 2026 to an average of 105 active land rigs drilling 1,625 new wells, while offshore activity is projected to grow by 3%, averaging 36 active rigs totaling over 200 new wells drilled. According to Westwood Energy, approximately 23%, or 15, of the world’s projected 65 high-impact wells are expected to be drilled in South America in 2026, with key activities concentrated in the Suriname-Guyana basin and Brazil’s Santos and Campos basins. E&P activity in the region is characterized by large offshore deepwater plays (Brazil, Guyana, Suriname) and the development of major unconventional shale resources in Argentina. The region is attracting significant investment due to low breakeven prices and large deepwater discoveries comprised of high-quality, low sulfur crude.

ESSA: European drilling activity is expected to drop 4% in 2026 to an average of 93 active rigs accounting for a total of about 725 new wells. Onshore drilling in Europe is forecast to average 69 active rigs, down 3%, accounting for about 460 new wells, while offshore drilling is projected to decline by 8% in 2026, averaging 24 active rigs accounting for about 260 new wells. The European upstream sector is a mature one, concentrated in North Sea (Norway and the UK), Romania and the Netherlands. It is defined by high-cost offshore operations, stringent safety and environmental regulations, and a shift toward energy security and decarbonization. Operations increasingly prioritize capital discipline and extracting value from mature fields instead of aggressive volume growth. Norway continues to see strong investment and exploration dominance, while the UK sector faces more rapid decline and political uncertainty regarding new licenses. In all, new field development is pivoting away from the Noth Sea toward projects in the Black Sea and East Mediterranean. African drilling (including North Africa) is projected to grow by 2% in 2026 compared to 2025 to an average of 126 active rigs, accounting for a total of almost 950 new wells. Onshore drilling is forecast to slip by 2% this year to an average of 106 active land rigs, accounting for about 730 new wells, while offshore activity is projected to jump 33% in 2026, averaging 20 active rigs drilling over 200 new wells. Africa is forecast to lead global high-impact drilling in 2026, with roughly 40% of the world’s planned high-stakes wells, particularly Namibia, West Africa and frontier basins, with 17 to 19 high-impact wells expected to be drilled. African operators account for over 7% of global oil output, while countries in the region contain over 5% of proven global natural gas reserves. Activity is increasing focused on natural gas aimed at both domestic industrialization and exporting to Europe and Asia. However, African oil and gas assets are on average 15 to 20% more expensive to develop and 70 to 80% more carbon-intensive than global averages.

MENA: The forecast assumes the current conflict in the Persian Gulf does not result in extended disruption to oilfield equipment supply chains in the region, however, the forecast was published on March 5, prior to continued escalation in the region and the duration of the crisis poses a major uncertainty to the outlook. Middle Eastern drilling activity is now expected to increase by 3% in 2026 to an average of 520 active rigs accounting for a total of over 3,000 new wells. Onshore drilling in the region is projected to grow by 3% to an average of 438 rigs drilling over 2,750 new wells, while offshore activity is forecast to hold steady at an average of 81 rigs, accounting for almost 270 new wells. It was estimated that at the start of the conflict oilfield equipment manufacturers and service firms in the region has sufficient inventory on hand to sustain drilling activity at its current levels for approximately 2 months, however, it has since been reported many rigs have paused drilling activity given the ongoing risk. Regional operators have been aggressively expanding natural gas production, both for export and to meet rapidly growing demand for power, industry and desalination, while also reducing domestic consumption of crude oil. Led by Qatar, Saudi Arabia, and the UAE, regional gas production is expected to reach 86 to 98 billion cubic feet per day by 2030, though this will likely be impacted by the recent Iranian attacks on energy infrastructure in the region.

APAC: Drilling activity in Asia-Pacific is forecast to average 187 active rigs in 2026, an increase of 4% compared to 2025, accounting for over 2,500 new wells drilled. India, Indonesia and Thailand are the three most active drillers in this geo-market. Onshore drilling in the region is forecast to increase by 3% this year, to an average of 135 active land rigs drilling over 1,700 new wells, while offshore activity is projected to grow by 8% to an average of 53 rigs totaling over 800 new wells. Driven by countries such as Malaysia, Indonesia, Thailand and Vietnam, the Asia-Pacific region is seeing a resurgence in investment from major international players alongside national oil companies. Offshore oil and gas development in Southeast Asia is projected to see an estimated $100 billion in offshore gas investments between 2024 and 2028. Energy security concerns, heightened by the ongoing Middle East conflict and rising demand for gas to power the region’s rapidly growing economies have prompted a number of explorers to focus on recent multi-trillion cubic feet gas discoveries in the regions’ Andaman basin with straddles the offshore areas of Indonesia, Thailand, Myanmar and India.

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

Executive Overview

Three months ended March 31, 2026, compared to three months ended December 31, 2025

Certain highlights of our financial results include:

•

Revenue for the three months ended March 31, 2026, decreased by $14.6 million, or 3.8%, to $367.6 million, compared to $382.1 million for the three months ended December 31, 2025. The decrease in revenue was a result of lower activity in the MENA, ESSA and NLA segments, marginally offset by stronger performance in APAC. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•

We reported net loss for the three months ended March 31, 2026, of $1.0 million, a decrease of $6.8 million, or 117.9%, as compared to net income of $5.8 million for the three months ended December 31, 2025. Net loss margin was (0.3)% for the three months ended March 31, 2026 compared to net income margin of 1.5% for the three months ended December 31, 2025. The decrease was primarily reflected by a decrease in Adjusted EBITDA of $25.5 million, partially offset by lower severance and other expense of $6.7 million and lower depreciation and amortization expense of $8.4 million.

•

Adjusted EBITDA for the three months ended March 31, 2026, decreased by $25.5 million, or 28.8%, to $62.9 million from $88.4 million for the three months ended December 31, 2025. Adjusted EBITDA margin was 17.1% for the three months ended March 31, 2026, down compared to 23.1% for the three months ended December 31, 2025. The decrease in Adjusted EBITDA was primarily due to lower revenue and less favorable activity mix.

•	Net cash provided by operating activities for the three months ended March 31, 2026, was $25.3 million, as compared to net cash provided by operating activities of $57.1 million for the three months ended December 31, 2025, primarily driven by a decrease in Adjusted EBITDA and working capital movements.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the three months presented (in thousands):

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Net (loss) income	$(1,034)	$5,772	$13,948

Income tax expense (benefits)	$6,217	$7,605	$(1,716)
Depreciation and amortization expense	45,395	53,774	45,421
Severance and other expense	3,226	9,952	6,082
Merger and integration expense	288	861	1,740
Other income, net (1)	(347)	(188)	(1,654)
Stock-based compensation expense	7,274	7,689	6,968
Foreign exchange loss	339	463	1,988
Interest and finance expense, net	1,551	2,445	3,451
Adjusted EBITDA	$62,909	$88,373	$76,228

Net (loss) income margin	(0.3)%	1.5%	3.6%

Adjusted EBITDA margin	17.1%	23.1%	19.5%

(1)	Other income, net, is comprised of immaterial, unusual or infrequently occurring transactions which, in management’s view, do not provide useful measures of the underlying operating performance of the business.

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

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the periods presented (in thousands):

	Three Months Ended			Percentage
	March 31, 2026	December 31, 2025	March 31, 2025	March 31, 2026	December 31, 2025	March 31, 2025
NLA	$128,183	$130,305	$134,278	34.9%	34.1%	34.4%
ESSA	113,919	116,322	112,373	31.0%	30.5%	28.7%
MENA	81,663	92,985	93,554	22.2%	24.3%	23.9%
APAC	43,808	42,515	50,667	11.9%	11.1%	13.0%
Total Revenue	$367,573	$382,127	$390,872	100.0%	100.0%	100.0%

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to income before income taxes for the periods presented (in thousands):

	Three Months Ended			Segment EBITDA Margin
	March 31, 2026	December 31, 2025	March 31, 2025	March 31, 2026	December 31, 2025	March 31, 2025
NLA	$25,937	$31,795	$30,386	20.2%	24.4%	22.6%
ESSA	31,505	40,039	29,188	27.7%	34.4%	26.0%
MENA	23,567	36,121	34,168	28.9%	38.8%	36.5%
APAC	7,196	6,952	10,862	16.4%	16.4%	21.4%
Total Segment EBITDA	88,205	114,907	104,604
Corporate costs (1)	(28,527)	(30,372)	(32,082)
Equity in income of joint ventures	3,231	3,838	3,706
Depreciation and amortization expense	(45,395)	(53,774)	(45,421)
Merger and integration expense	(288)	(861)	(1,740)
Severance and other expense	(3,226)	(9,952)	(6,082)
Stock-based compensation expense	(7,274)	(7,689)	(6,968)
Foreign exchange loss	(339)	(463)	(1,988)
Other income, net	347	188	1,654
Interest and finance expense, net	(1,551)	(2,445)	(3,451)
Income before income taxes	$5,183	$13,377	$12,232

(1)	Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

Three months ended March 31, 2026 compared to three months ended December 31, 2025

NLA

Revenue for the NLA segment was $128.2 million for the three months ended March 31, 2026, a decrease of $2.1 million, or 1.6%, compared to $130.3 million for the three months ended December 31, 2025. The decrease was primarily driven by lower well flow management revenue in Guyana and reduced well construction revenue in the U.S. and Brazil, partially offset by higher subsea well access revenue in the U.S. and increased well flow management revenue in Mexico.

Segment EBITDA for the NLA segment was $25.9 million, or 20.2% of revenues, during the three months ended March 31, 2026, a decrease of $5.9 million, or 18.4%, compared to $31.8 million, or 24.4%, of revenues during the three months ended December 31, 2025. The decrease in Segment EBITDA and Segment EBITDA margin was primarily attributable to a decrease in revenue and less favorable activity mix.

ESSA

Revenue for the ESSA segment was $113.9 million for the three months ended March 31, 2026, a decrease of $2.4 million, or 2.1%, compared to $116.3 million for the three months ended December 31, 2025. The decrease in revenue was primarily attributable to lower well flow management revenue in Angola and Bulgaria and lower subsea well access and well construction revenue in Ghana, partially offset by higher well construction revenue in Ivory Coast.

Segment EBITDA for the ESSA segment was $31.5 million, or 27.7% of revenues, for the three months ended March 31, 2026, a decrease of $8.5 million, or 21.3%, compared to $40.0 million, or 34.4% of revenues, for the three months ended December 31, 2025. The decrease in Segment EBITDA and Segment EBITDA margin, was primarily attributable to lower revenue and reduced work on higher margin projects.

MENA

Revenue for the MENA segment was $81.7 million for the three months ended March 31, 2026, a decrease of $11.3 million, or 12.2%, compared to $93.0 million for the three months ended December 31, 2025. The decrease in revenue was primarily driven by lower well flow management revenue in Algeria, Saudi Arabia, and Iraq, together with reduced well intervention activity in Qatar due to ongoing conflicts in the Middle East.

Segment EBITDA for the MENA segment was $23.6 million, or 28.9% of revenues, for the three months ended March 31, 2026, a decrease of $12.6 million, or 34.8%, compared to $36.1 million, or 38.8% of revenues, for the three months ended December 31, 2025. The decrease in Segment EBITDA and Segment EBITDA margin is consistent with the decrease in revenue and activity mix.

APAC

Revenue for the APAC segment was $43.8 million for the three months ended March 31, 2026, an increase of $1.3 million, or 3.0%, compared to $42.5 million for the three months ended December 31, 2025. The increase in revenue was primarily driven by higher subsea well access activity in Malaysia and increased Coretrax-related activity in Myanmar, partially offset by lower well flow management and subsea well access activity in Australia.

Segment EBITDA for the APAC segment was $7.2 million, or 16.4% of revenues, for the three months ended March 31, 2026, marginal increase of $0.2 million compared to $7.0 million, or 16.4% of revenues, for the three months ended December 31, 2025. The increase in Segment EBITDA is attributable primarily to increase in activity.

Depreciation and amortization expense

Depreciation and amortization expenses for the three months ended March 31, 2026 decreased by $8.4 million or 15.6%, to $45.4 million as compared to $53.8 million for the three months ended December 31, 2025. The decrease was primarily due to non-recurrence of $6.5 million of accelerated depreciation expenses related to subsea well access equipment.

Severance and other expense

Severance and other expenses was $3.2 million for the three months ended March 31, 2026, as compared to severance and other expenses of $10.0 million for the three months ended December 31, 2025. The decrease in severance and other expenses was primarily attributable to less restructuring activity across all segments.

Three months ended March 31, 2026 compared to three months ended March 31, 2025

NLA

Revenue for the NLA segment was $128.2 million for the three months ended March 31, 2026, a decrease of $6.1 million, or 4.5%, compared to $134.3 million for the three months ended March 31, 2025. The decrease was primarily attributable to lower subsea well access and well flow management revenue in the United States. These decreases were partially offset by higher well flow management and well construction activity in Mexico.

Segment EBITDA for the NLA segment was $25.9 million, or 20.2% of revenues, during the three months ended March 31, 2026, a decrease of $4.4 million, or 14.6%, compared to $30.4 million, or 22.6%, of revenues during the three months ended March 31, 2025. The decrease in Segment EBITDA and Segment EBITDA margin was primarily attributable to decrease in revenue and a less favorable activity mix.

ESSA

Revenue for the ESSA segment was $113.9 million for the three months ended March 31, 2026, slight increase of $1.5 million, or 1.4%, compared to $112.4 million for the three months ended March 31, 2025. The increase in revenue was primarily attributable to higher well construction activity in Angola and higher subsea well access activity in Ghana, partially offset by lower subsea well access revenue in Congo.

Segment EBITDA for the ESSA segment was $31.5 million, or 27.7% of revenues, for the three months ended March 31, 2026, an increase of $2.3 million, or 7.9%, compared to $29.2 million, or 26.0% of revenues, for the three months ended March 31, 2025. The increase in Segment EBITDA and Segment EBITDA margin, was primarily attributable to an increase in activities on higher margin services along with a slight increase in regular activities.

MENA

Revenue for the MENA segment was $81.7 million for the three months ended March 31, 2026, a decrease of $11.9 million, or 12.7%, compared to $93.6 million for the three months ended March 31, 2025. The decrease in revenue was primarily attributable to lower Coretrax-related activity in Saudi Arabia, well construction revenue in the United Arab Emirates and well intervention activities in Qatar.

Segment EBITDA for the MENA segment was $23.6 million, or 28.9% of revenues, for the three months ended March 31, 2026, a decrease of $10.6 million, or 31.0%, compared to $34.2 million, or 36.5% of revenues, for the three months ended March 31, 2025. The decrease in Segment EBITDA and Segment EBITDA margin was primarily due to less activities in the region and a less favorable mix.

APAC

Revenue for the APAC segment was $43.8 million for the three months ended March 31, 2026, a decrease of $6.9 million, or 13.5%, compared to $50.7 million for the three months ended March 31, 2025. The decrease in revenue was primarily driven by lower well flow management, subsea well access, and Coretrax-related activity in Australia, partially offset by higher Coretrax revenue in Myanmar, increased well construction activity in Brunei, and higher subsea well access revenue in the Philippines.

Segment EBITDA for the APAC segment was $7.2 million, or 16.4% of revenues, for the three months ended March 31, 2026, a decrease of $3.7 million or 33.8% compared to $10.9 million, or 21.4% of revenues, for the three months ended March 31, 2025. The decrease in Segment EBITDA is consistent with the decrease in revenue and decrease in activity on higher margin services.

Severance and other expense

Severance and other expense for the three months ended March 31, 2026 decreased by $2.9 million, or 47.0%, to $3.2 million as compared to $6.1 million for the three months ended March 31, 2025. The decrease in severance and other expense was primarily attributable to less restructuring activity across all segments.

Corporate costs

Corporate costs for the three months ended March 31, 2026 was $28.5 million as compared to $32.1 million for the three months ended March 31, 2025. The decrease is primarily attributable to cost savings initiatives and other cost reduction measures.

Liquidity and Capital Resources

Liquidity

Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. As of March 31, 2026, total available liquidity was $517.3 million, including $170.8 million of cash and cash equivalents and restricted cash and $346.5 million available for borrowings under our Facility Agreement (as defined below). Expro believes these amounts, along with cash generated by ongoing operations, will be sufficient to meet future business requirements for the next 12 months and beyond. Our primary sources of liquidity have been cash flows from operations. Our primary uses of capital have been for capital expenditures, acquisitions and repurchases of company stock. We monitor potential capital sources, including equity and debt financing, in order to meet our investment and liquidity requirements.

Our total capital expenditures are estimated to range between $85 million and $95 million for the remaining nine months of 2026. Our total capital expenditures were $25.8 million for the three months ended March 31, 2026, of which approximately 90% were used for the purchase and manufacture of equipment to directly support customer-related activities and approximately 10% for other property, plant and equipment, inclusive of software costs. The actual amount of capital expenditures for the purchase and manufacture of equipment may fluctuate based on market conditions. We continue to focus on preserving and protecting our strong balance sheet, optimizing utilization of our existing assets and, where practical, limiting new capital expenditures.

On October 30, 2025, the Company’s Board of Directors (the “Board”) approved a new stock repurchase program, pursuant to which the Company is authorized to acquire up to $100.0 million of its outstanding common stock from October 30, 2025 through December 31, 2026 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares of the Company’s common stock in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements and the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. During the three months ended March 31, 2026, the Company repurchased approximately 1.2 million shares at an average price of $16.52 per share, for a total cost of approximately 20.0 million. During the three months ended March 31, 2025, the Company repurchased approximately 1.0 million shares at an average price of $10.08 per share, for a total cost of approximately $10.0 million.

Credit Facility

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

As of March 31, 2026, we had $79.1 million of long-term borrowings outstanding under the New Credit Facility.

Please see Note 16 “Interest bearing loans” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Cash flow from operating, investing and financing activities

Cash flows from our operations, investing and financing activities are summarized below (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net cash provided by operating activities	$25,284	$41,509
Net cash used in investing activities	(25,764)	(33,112)
Net cash used in financing activities	(25,396)	(15,104)
Effect of exchange rate changes on cash activities	(824)	2,218
Net decrease to cash and cash equivalents and restricted cash	$(26,700)	$(4,489)

Analysis of cash flow changes between the three months ended March 31, 2026 and March 31, 2025

Net cash provided by operating activities

Net cash provided by operating activities was $25.3 million during the three months ended March 31, 2026 as compared to $41.5 million during the three months ended March 31, 2025. The decrease in net cash provided by operating activities of $16.2million for the three months ended March 31, 2026, was primarily driven by a decrease in Adjusted EBITDA and movement in working capital.

Net cash used in investing activities

Net cash used in investing activities was $25.8 million during the three months ended March 31, 2026, as compared to $33.1 million during the three months ended March 31, 2025, a decrease of $7.3 million. The decrease in net cash used in investing activities was primarily due to a decrease in capital expenditures spending during the three months ended March 31, 2026.

Net cash used in financing activities

Net cash used in financing activities was $25.4 million during the three months ended March 31, 2026, as compared to net cash used in financing activities of $15.1 million during the three months ended March 31, 2025. The increase of $10.3 million in net cash used in financing activities is primarily due to an increase in common stock repurchases during the three months ended March 31, 2026, as compared to the same period in 2025.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals and our current expectations with respect to, among other things:

•	the expected timing, completion, effects and benefits of the Company’s plan to change its corporate domicile from the Netherlands to the Cayman Islands (the “Transaction”);
•	our business strategy and prospects for growth;
•	our cash flows and liquidity;
•	our financial strategy, budget, projections and operating results;
•	the amount and timing of any future share repurchases;
•	the amount, nature and timing of capital expenditures;
•	the availability and terms of capital;
•	the exploration, development and production activities of our customers;
•	the market for our existing and future products and services;
•	competition and government regulations; and
•	general economic and political conditions, including political tensions, conflicts and war (such as the ongoing Russian war in Ukraine and heightened tensions resulting from the ongoing conflicts in the Middle East).

These forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “plan,” “intend,” “potential,” “predict,” “project,” “may,” “outlook,” or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	our ability to obtain the required shareholder vote to approve the Transaction at our 2026 annual meeting of shareholders and satisfy the other conditions to the Transaction;
•	the outcome of any legal proceedings that may be instituted against us following announcement of the Transaction;
•	our ability to take advantage of the potential strategic opportunities provided by, and realize the potential benefits of, the Transaction;
•	the risk that the Transaction disrupts current plans and operations and business uncertainties while the Transaction is pending;
•	the future financial performance of the Company following the Transaction, including our anticipated growth rate and market opportunity;
•	the risk that the Expro N.V. Board may defer or abandon the Transaction;
•	continuing uncertainty relating to global crude oil demand and crude oil prices that correspondingly may lead to further significant reductions in domestic oil and gas activity, which in turn could result in further significant declines in demand for our products and services;
•	uncertainty regarding the timing, pace and extent of an economic recovery, or economic slowdown or recession, in the U.S. and other countries, which in turn will likely affect demand for crude oil and therefore the demand for the products and services we provide and the commercial opportunities available to us;
•	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations;
•	unique risks associated with our offshore operations (including the ability to recover, and to the extent necessary, service and/or economically repair any equipment located on the seabed);
•	political, economic and regulatory uncertainties in our international operations, including the impact of actions taken by the OPEC+ and non-OPEC+ nations with respect to production levels and the effects thereof;
•	our ability to develop new technologies and products and protect our intellectual property rights;
•	our ability to attract, train and retain key employees and other qualified personnel;
•	operational safety laws and regulations;
•	international trade laws, tariffs and sanctions;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report. Our exposure to market risk has not changed materially since December 31, 2025.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the three months covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level.

b)	Change in Internal Control Over Financial Reporting

As of March 31, 2026, management has concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The expected benefits of the Transaction may not be realized.

There can be no assurance that all of the anticipated benefits of the Transaction will be achieved. Achieving the anticipated benefits of the Transaction is subject to a number of risks and uncertainties, including factors that we do not and cannot control. In addition, if the expected benefits of the Transaction do not meet expectations of investors or securities analysts, the price of ordinary shares (“Expro Cayman Ordinary Shares”) of Expro Ltd, an exempted company incorporated under the laws of the Cayman Islands (“Expro Cayman”), following completion of the Transaction may decline.

The Company’s business may be impacted by the uncertainty associated with the Transaction.

Although Expro Cayman and its subsidiaries will carry on the business currently conducted by the Company and its subsidiaries, certain relationships, including with employees, suppliers, lenders, partners, governments and other stakeholders, may be subject to disruption due to uncertainty associated with consummating the Transaction. Specifically, certain stakeholders may be reluctant to engage in business with the Company prior to, or Expro Cayman following, completion of the Transaction, or may impose additional conditions on or apply less favorable terms to transactions involving the Company and/or Expro Cayman. This could have an adverse effect on the business and operations of the Company prior to, or Expro Cayman following, completion of the Transaction.

The Transaction is conditional, and the conditions may not be satisfied.

Completion of the Transaction is conditioned, among other things, upon the satisfaction or waiver of certain conditions, which include obtaining shareholder approval. There can be no assurance that these conditions will be fulfilled or that the Transaction will be completed. Further, even if the required shareholder approval has been obtained and the other merger conditions have been satisfied, the Board of the Company may decide to delay or not proceed with the Transaction if it determines that the Transaction is no longer advisable. In such case the Company will have incurred costs and will have directed attention and resources relating to the Transaction, but will not realize any of the anticipated benefits of the Transaction.

The Company will allocate time and resources to effecting the Transaction and incur non-recurring costs related to the Transaction.

The Company and its management have allocated and will continue to be required to allocate time and resources to effecting the completion of the Transaction and related and incidental activities. There is a risk that the challenges associated with managing these various initiatives may have a business impact and that consequently the underlying businesses will not perform in line with expectations. This could have an adverse effect on the business, financial condition and reputation of Expro Cayman.

In addition, the Company expects to incur a number of non-recurring costs associated with the Transaction, including legal fees, accountants’ fees, proxy solicitor fees, filing fees, mailing expenses and financial printing expenses. There can be no assurance that the actual costs will not exceed those estimated and the actual completion of the Transaction may result in additional and unforeseen expenses. Most of these costs will be payable whether or not the Transaction is completed. While it is expected that benefits of the Transaction achieved by Expro Cayman will offset these transaction costs over time, this net benefit may not be achieved in the short-term or at all, particularly if the Transaction is delayed or does not happen at all. These combined factors could adversely affect the business, operating profit and overall financial condition of the Company and Expro Cayman.

Negative publicity resulting from the Transaction could adversely affect the Company’s business and the market price of the Company’s common shares and the Expro Cayman Ordinary Shares.

Redomicile transactions that have been undertaken by other companies have in some cases generated significant news coverage, some of which has been negative. Negative publicity generated by the Transaction could cause certain persons with whom the Company has a business relationship to be more reluctant to do business with the Company prior to the Transaction, or Expro Cayman following the Transaction. Negative publicity could also cause some the Company shareholders to sell the common shares of the Company or decrease the demand for new investors to purchase such shares, which could have an adverse impact on the price of the common shares of the Company and the Expro Cayman Ordinary Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Following is a summary of repurchases of Company common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
January 1 - January 31	-	$-	-	$100,000,000
February 1 - February 28	-	$-	-	$100,000,000
March 1 - March 31	1,210,467	$16.52	1,210,467	$80,001,431
Total	1,210,467	$16.52	1,210,467

1)

This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. We administer cashless settlements and generally do not repurchase stock in connection with cashless settlements.

2)

Our Board authorized a program to repurchase our common stock from time to time. Approximately $80.0 million remained authorized for repurchases as of March 31, 2026, subject to the limitation set in our shareholder authorization for repurchases of our common stock.

Item 5. Other Information

Securities Trading Arrangements with Officers and Directors

On  March 13, 2026, Steven Russell, Chief Technology Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 21,000 shares of the Company’s common stock between  June 11, 2026 and  June 11, 2027, subject to certain conditions.

During the three months ended  March 31, 2026, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Share Purchase Agreement

On May 4, 2026, Expro Holdings UK 3 Limited, a private limited liability company incorporated under the laws of England and Wales and a subsidiary of the Company (the “Buyer”), entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with the sellers party thereto (collectively, the “Sellers”), pursuant to which, upon the terms and subject to the conditions set forth therein, the Buyer has agreed to purchase from the Sellers all of the issued and outstanding shares (the “Shares”) of Enhanced Well Technologies Group AS, a Norwegian private limited liability company (“Enhanced”). Upon consummation of the transaction contemplated by the Share Purchase Agreement (the “Transaction”), Enhanced will become a wholly owned subsidiary of the Company.

Under the terms and conditions of the Share Purchase Agreement, the aggregate consideration payable to the Sellers for the Shares consists of a cash purchase price equal to: (i) 2.0 billion Norwegian kroner in cash (approximately $215 million based on current exchange rates), plus (ii) customary closing and working capital adjustments.

The consummation of the Transaction is subject to the satisfaction or waiver of customary closing conditions, including, among others, the receipt of required regulatory approvals, consents or clearances. The Share Purchase Agreement contains customary representations and warranties made by each of the Buyer and the Sellers, as well as customary covenants, including covenants regarding the conduct of Enhanced’s business in the ordinary course consistent with past practice during the period between the execution of the Share Purchase Agreement and the closing of the Transaction.

The Share Purchase Agreement provides for customary termination rights for both the Buyer and the Sellers, including the right for either party to terminate the agreement if the Transaction has not been completed on or before November 30, 2026, subject to certain conditions, or in the event of a material breach of the Share Purchase Agreement by the other party.

The representations, warranties and covenants contained in the Share Purchase Agreement have been made solely for the benefit of the parties thereto. Investors should not rely on such representations, warranties or covenants as characterizations of the actual state of affairs of the Buyer, the Sellers, Enhanced or any of their respective subsidiaries or affiliates.

The foregoing description of the Share Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Share Purchase Agreement, which will be filed with the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2026.

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Deed of Amendment to Articles of Association of Expro Group Holdings N.V., dated October 1, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36053), filed on October 1, 2021).
†10.1	First Amendment to Amended and Restated Executive Employment Agreement, effective as of January 1, 2026, by and between Expro Americas, LLC, Expro Group Holdings N.V., and Michael Jardon (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 19, 2026).
†10.2	Amendment One to the Expro Group Holdings N.V. Amended and Restated U.S. Executive Change-in-Control Severance Plan, effective January 1, 2026 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 19, 2026).
†10.3	Form of Expro Group Holdings N.V. Amended and Restated U.S. Executive Change-in-Control Severance Plan Participation Agreement including Confidentiality and Restrictive Covenant Agreement (2025 Form) (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 19, 2026).
†10.4	Amendment One to the Expro Group Holdings N.V. U.S. Executive Retention and Severance Plan, effective January 1, 2026 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 19, 2026).
†10.5	Form of Expro Group Holdings N.V. U.S. Executive Retention and Severance Plan Participation Agreement including Confidentiality and Restrictive Covenant Agreement (2025 Form) (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K (File No. 001-36053), filed on February 19, 2026).
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.1

The following materials from Expro Group Holdings N.V.’s Quarterly Report on Form 10-Q for the period ended March 31, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Represents management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRO GROUP HOLDINGS N.V.

Date:	May 5, 2026	By:	/s/ Sergio L. Maiworm, Jr.
Sergio L. Maiworm, Jr.
Chief Financial Officer
(Principal Financial Officer)